Form 10-K
period 1994-12-31
SYMBOL TECHNOLOGIES INC
filed 1995-03-07
CIK 278352

March 7, 1995




Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, NW
Washington, DC  20549

Attention:  Filing Desk - Stop 1-4

Gentlemen:

               Re:  Symbol Technologies, Inc.
                    Annual Report on Form 10-K
                    For Fiscal Year Ended
                    December 31, 1994
                    File No. 1-9802

         On behalf of Symbol Technologies, Inc. (the "Company"),
I transmit for filing under the Securities Exchange Act of 1934 (the "Act"), the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1994. I have been advised by the Company that the financial statements contained in the report do not reflect any changes from the preceding year's financial statements with respect to accounting principles or practices or in the method of applying such principles or practices.

          A certified check in the amount of $250.00 in payment of the filing fee has been deposited in the SEC lock box account no. 910-8739 at the Mellon Bank in Pittsburgh, PA.

          If you have any questions regarding the enclosed materials, please call the undersigned by collect telephone at (516) 244-4765.

                                   Very truly yours,


                                   s/Leonard H. Goldner
                                   Leonard H. Goldner
                                   Senior Vice President
                                   and General Counsel

LHG:mk


                                   March 7, 1995





Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

          In connection with the undersigned's Annual Report on Form 10-K for the year ended December 31, 1994 and pursuant to Item 601(b)(4)(iii) of Regulation S-K, the undersigned has not filed as exhibits certain instruments with respect to long-term debt since the total amount of securities authorized thereunder does not exceed 10% of the Registrant's total consolidated assets. The Registrant, however, agrees to furnish a copy of such documents to the Commission if so requested.

                                   Very truly yours,

                                   SYMBOL TECHNOLOGIES, INC.



                                   By:  s/Thomas G. Amato
                                        Thomas G. Amato
                                        Senior Vice President -
                                        Finance and Chief
                                        Financial Officer

TA:mk
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994 Commission file number 1-9802

                         SYMBOL TECHNOLOGIES, INC.
          (Exact name of Registrant as specified in its charter)

           Delaware                             11-2308681
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

      116 Wilbur Place
      Bohemia, New York                         11716
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (516) 563-2400

Securities registered pursuant to
Section 12(b) of the Act:

Common Stock, par value $.01              New York Stock Exchange
   (Title of each class)                 (Name of each Exchange on
                                          which registered)

Securities registered purusant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES  X                              NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. _
                            |_|
     The aggregate market value of the voting stock held by persons other than officers and directors (and their associates) of the registrant, as of January 31, 1995 was approximately $570,000,000.

     The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1994, was as follows:

   Class                               Number of Shares
  Common Stock, par value $.01            25,720,085

Documents Incorporated by Reference: The registrant's Proxy Statement to be used in conjunction with the Annual Meeting of Shareholders to be held on May 8, 1995 (the "Proxy Statement") is incorporated into Part III.
                             PART I

Item 1.  Business

The Company

          Symbol Technologies, Inc. ("Symbol" and, together with its subsidiaries, the "Company"), a Delaware corporation, is the successor by merger in 1987 to Symbol Technologies, Inc., a New York corporation which was organized in 1973 and is the largest manufacturer of bar code-based data capture systems. The Company is the only corporation in its industry with in-house technology for the design and manufacture of bar code scanning products, portable data collection systems and radio frequency (RF) data communications products. Linear bar codes consist of a series of lines or bars printed on a contrasting background. By varying the width of the bars and spaces between the bars, the bar code is encoded with information to identify an item, which enables the system to provide the user with relevant data about that item (for example, its location, cost, selling price and manufacturer). The Company is engaged in one industry segment - the design, manufacture and marketing of bar code reading equipment, portable data collection systems and radio frequency data communications products which are used as strategic building blocks in data collection systems in retail, parcel delivery and postal service, warehousing and distribution, factory automation and many other applications.

Company Products and Services

General

          The Company develops, manufactures, sells and services
(i) portable bar code scanning products that employ laser technology to read data encoded in bar code symbols, and (ii) a family of portable data collection systems. The Company's bar code scanning equipment is compatible with a wide variety of data collection systems, including computers, electronic cash registers and portable data collection devices. Bar code scanners are used to enhance accurate data entry and productivity in retail, parcel delivery and postal service, warehousing and distribution, factory automation and many other applications.

          The Company's portable data collection systems consist of portable data collection devices, peripheral devices, software and programming tools, and are designed to provide solutions to specific customer needs in data collection. They are used to collect data at remote locations and to transmit information between these locations and the user's central data processing facility. Data can be entered by a device which reads bar codes or may be keyed into memory on a numeric or alpha-numeric keyboard. Data can be transmitted and received through direct connection, regular telephone lines with acoustic couplers and modems or by radio waves. A majority of the Company's portable data collection devices include an integrated bar code reader.

Bar Code Scanning Products

          Sales of the Company's bar code scanning products have accounted for approximately 40%, 45% and 50%, respectively, of the Company's revenues for the years ended December 31, 1994, 1993 and 1992.

          The Company's bar code scanning products consists of devices designed to scan and decode bar code symbols and transmit data. The Company manufactures various models of its bar code reading systems, each of which consists of a laser scanner and interface controller. In some models, the interface controller is integrated into the handle of the scanner. The laser scanner reads the symbol and transmits a digitized signal to the interface controller. The interface controller contains a microprocessor which decodes the information received and interfaces with the user's computer.

          The Company sells several different hand-held laser based scanners, the most important of which are the LS 2000 and LS 3000. The LS 2000 Series is a trigger-operated, visible laser diode-based scanner with the capability to handle contact as well as non-contact scanning applications out to the limit of visibility of the scanning beam. It was first introduced in 1989. Its single board design significantly reduces the cost of the LS 2000, making it one of the lowest cost scanners produced by the Company. The LS 2000 Series is primarily sold to point-of-sale customers and for use in conjunction with portable data collection devices.

          The LS 3000 Series introduced in 1993, consists of trigger-operated, visible laser diode-based scanners used to read all common linear bar code symbologies and densities up to a distance of 20 feet. The LS 3000 Series is particularly well-suited for industrial and military applications because of its rugged housing. These devices consume less than one watt of power during scanning. Specialty versions of the LS 3000 include long range scanners (3000 LR, ALR and XLR) and low contrast reading capability scanners (3000 HV and VHD) both using "spot and scan" two position triggers for ease of aiming and visibility.

          In 1993, the Company introduced the first cableless hand-held scanner, the LS 3070. The LS 3070 transmits data via narrow band RF with a range of up to 50 feet from its base station. The scanner is particularly useful in environments where tethered scanning is inadequate.

          In 1992, the Company introduced the LT 1700
LaserTouch(R), a family of visible laser-based bar code scanners that combines the performance and accuracy of laser-based bar code technology with scanning for applications where near contact scanning and touch ergonomics are sufficient. These applications typically include low volume scanning environments including certain types of retail point-of-sale as well as work station and portable terminal data entry. The LT 1700 competes with charge coupled device ("CCD") bar code readers in environments where the benefits of extended depth of field and range are not required and cost is an important factor.

          In 1992, the Company introduced the PDF 1000, the
first hand-held laser scanner designed to read PDF 417, a high-density, high-capacity portable data file storing approximately one kilobyte of data in a machine-readable code. PDF 417 is a two-dimensional checkerboard-like bar code symbology which incorporates error detection and correction capability and has one hundred times the information capacity of a traditional linear bar code. Unlike linear bar codes, PDF 417 can contain an entire data record reducing or eliminating the need for an external system of linked data storage. PDF 417 may be read by either a laser-based bar code reader or a one- or two-dimensional
CCD bar code reader.   Most other two-dimensional bar codes can
only be read by a CCD bar code reader.

          The PDF 1000 decodes PDF 417 with subsecond performance. Unlike the Company's traditional hand-held laser scanners which trace a single laser line across a linear bar code, the PDF 1000 scans in a rastering pattern, its laser beam zigzagging across and down the PDF 417 symbol. The PDF 1000 is also capable of reading traditional linear bar codes. To date, sales of the PDF 1000 have not been material.

         In addition to its hand-held scanners, the Company also offers several families of "hands-free" scanners. Unlike the Company's hand-held scanners, these scanners are usually triggered by an object sensor to enable use in situations where use of both hands is required.

          In 1991, the Company introduced the LS 5000, a miniaturized slot scanner, primarily sold to mass merchants, drug stores, convenience stores and smaller grocery chains. The
Company believes that the LS 5000 was the first slot scanner based upon visible laser diode scanning technology.

          In 1990, the Company began marketing bar code laser scanner modules or scan engines which are integrated by unaffiliated third parties into their portable computing devices. An example of this type of product is the Delivery Information Acquisition Device (DIAD) used by United Parcel Services ("UPS") so that UPS can rapidly and accurately collect data from bar coded packages, consignee signatures and other delivery information.

          In 1992, the Company introduced the SE 1000 scan engine. The SE 1000, which measures approximately one cubic inch and weighs about 1 ounce, enables third-party manufacturers to integrate high performance laser scanning into a variety of devices including hand-held computers, medical instruments, diagnostic equipment, lottery terminals, vending machines and robotics. With a working range of 2 to 20 inches, the SE 1000 operates at supply voltages as low as three volts, making it ideal for integration into portable and battery-powered devices. A version of SE 1000 is available with an integrated decoder and RS 232 interface.

          Since 1988, the Company has been selling a series of scan modules consisting of solid state laser diode-based laser scanners. Its latest version, the LS 1220 was introduced in 1994 and will be commercially available in the first quarter of 1995. These compact, non-contact scanners can be integrated internally with the user's own equipment or used independently as fixed-mount scanners on conveyor lines or robotic arms.

          In 1989, the Company introduced a series of stand-mounted laser scanners under the ScanLamp brand name. One version, the SL 6700 is a single line scanner. In 1994, the Company introduced the LS 9100, a laser-diode based projection scanner. The LS 9100 generates a large omnidirectional pattern of twenty interlocking laser lines that can read bar codes at various angles for high productivity scanning.

          In 1992, the Company introduced "Gladiator", an innovative arm-mounted bar code-based data transaction system that allows portable hands-free bar code scanning, data collection and RF data communications. The Symbol Application Productivity System (APS) 3395 is a wearable computer system for users who rely on the efficiency and accuracy of bar code scanning but require the use of both hands to perform job functions. The APS 3395 system combines three elements: the Symbol HF 2000, a laser scanner about the size of a computer mouse that is mounted to the back of the hand; the Symbol AP 3390, a forearm-mounted keyboard/display module; and a waist-mounted 16-bit, DOS-based portable terminal.

          The Company also produces a series of low cost, interface controllers. These devices permit the Company's scanner products to easily interface with a wide range of standardized terminals, personal computers, point-of-sale terminals, portable terminals and dedicated computing hardware.

          Product list prices for the Company's bar code scanning equipment range between $140 to $2,800 depending on product configuration. The Company offers discounts off list price for quantity orders and sales are frequently made at prices below list price.

Portable Data Collection Systems

          The Company's portable data collection systems consist of portable collection devices (or terminals), peripheral devices, software and programming tools. These systems collect data at remote locations and transmit information between these locations and the user's central data processing facility and are designed to provide data collection solutions for a variety of applications. A majority of the Company's portable data collection devices also include an integated bar code reader. These systems accounted for approximately 50% of the Company's total revenues for the year ended December 31, 1994 and approximately 40% of the Company's total revenues for the years ended December 31, 1993 and 1992.

          Portable Collection Devices. The Company's portable data collection terminals are microprocessor-based, lightweight and battery-operated hand-held computers. Data may be captured by a device which reads bar codes or may be keyed into memory via an integrated keyboard. The data collected by the terminal can then be transmitted from the terminal to the host computer by direct connection through regular telephone lines with acoustic couplers and modems (batch file transfer mode). Data may also be transmitted instantly as it is collected by radio waves (real-time transaction processing). Information from the Company's terminals may be communicated to a stand-alone receiver or computer which formats the data for input into a host computer, or directly into a host computer by communications controllers supplied by the Company. Depending on the model, the Company's terminals may have up to 4.2 megabytes of Random Access Memory
(RAM) for data storage, multiple input and output capabilities for the connection of printers, bar code readers and communications devices. In addition, based upon customer specifications, the terminals may also have built-in bar code readers and various built-in communications devices for transmission and receipt of data.

          In 1990 the Company introduced the next-generation Spectrum One(R) cellular radio frequency network for wireless data transactions. Installation of the network at various customer sites began in 1991 and the network is now installed in several thousand sites. Based on spread spectrum RF technology, Spectrum One provides real-time wireless data communications with a host computer for hundreds of portable and fixed-station computer terminals and radio-integrated scanners. Unlike traditional RF-based networks, spread spectrum installation requires no individual site license from the FCC.

          The Spectrum One system works in tandem with the LRT 3800 laser radio terminal, also introduced in 1990, as well as other products. The LRT 3800 incorporates in a single, hand-held unit, high-performance laser bar code scanning, a 16-bit DOS-based portable computer and a radio modem for communication via the Spectrum One network. Based on visible laser diode scanning technology, the battery-operated LRT 3800 is compact and ergonomically designed and provides up to 1.2 megabytes of memory capacity.

          The LDT 3805, also introduced in 1990, is identical to the LRT 3800 in physical appearance. Its scanning and computing functions are similar but it has no RF communication capability. It is optimized for collecting and storing data, later to be downloaded to a host computer.

          Both the LRT and LDT have the capability for data entry via bar code scanning or by using the full-function keypad. The pair are ideal for scan-intensive applications such as receiving, shipping, inventory control, order and shelf-price verification as well as other applications in both retail and warehousing.

          In 1989, the Company introduced the Portable Radio Terminal (PRT), a narrow band radio frequency version of the PDT product line. In 1990, the Company introduced another narrow band RF terminal (RFT), with an improved (more robust) frequency synthesized radio designed for use in warehousing and other similar environments.

          The Company's Network Systems Organization, situated in San Jose, California is responsible for design engineering, pilot installation, systems integration and support for both the Company and third-party RF-based data communications systems.
The focus of the group is the design of wireless bar code data transaction systems based on the Company's Spectrum One network and the integration of those high-performance networks into customer's data networks and enterprise-wide information systems.

          The PDT (Portable Data Terminal) family of general purpose data collection terminals features advanced technology including Very Large Scale Integrated (VLSI) circuits, which incorporate many standardized integrated circuits into one computer chip allowing for size and cost reductions. Also, the PDT family employs surface mounted component technology for reduced size and increased performance and dependability, as well as an industry standard 8- and 16-bit microprocessors. The PDT family includes a series of hand-held terminals which are available with different features and at varying costs depending on customer requirements and preferences. The PDT terminals feature up to sixteen lines of liquid crystal display, slim lightweight design, multiple input and output ports and up to one megabyte of internal memory. PDT terminals have various keyboard configurations, including a user configurable keyboard. The PDT family was originally introduced in 1985.

          In 1990, the Company introduced the PDT 3300, a 16-bit DOS-compatible batch terminal. The PDT 3300 provides expanded program capacity and keyboard and display flexibility coupled with an environmentally sealed unit for use in harsh environments. The PDT 3300 is the Company's largest selling, non-integrated batch terminal. In 1992, the Company developed versions of the PDT 3300 which also incorporate the Company's Spectrum One network.

          The PDT 3100 terminal, a 16-bit DOS-compatible terminal, was introduced in 1993. Versions of the PDT 3100 also incorporate the Company's SE 1000 scan engine and feature a unique swivel-head scanner design which adjusts instantly for right- or left-hand scanning operation. In 1994, the Company introduced versions of the PDT 3100 incorporating the Company's Spectrum One data communications network and direct or accoustic modems for telephone line communications.

          In 1993, the Company announced the co-development with Albert Heijn of The Netherlands, Europe's largest grocery market chain, and TNO Product Centre, a leading Dutch engineering design firm, of a shoppers portable self checkout system. The system uses an integrated laser scanner terminal, the LST 3803, which has a limited keyboard and display so that shoppers can scan and tabulate purchases as they shop. The self checkout system is currently operational in a pilot program being conducted at an Albert Heijn supermarket located in Geldermalsen, The Netherlands. Although Albert Heijn is very pleased with the results of the pilot and other food and non-food retailers have expressed an interest in the self checkout concept, due to both the limited trial and innovative nature of the concept, there can be no assurance that self checkout will become a commercially viable concept or that it will be implemented on a wide scale either internationally or domestically.

          For certain applications in which small size, lower-cost and one piece integrated bar code readers and terminals are required, the Company's Datawand product line offers an attractive alternative to the PDT family. Datawand terminals were first introduced in 1985. The Company's principal Datawand product, the Datawand IIB, is a self-contained optical wand bar code reader terminal which is only 7-1/4 inches long and one inch in diameter and weighs slightly more than two ounces. The Datawand IIB is designed to read several standard bar codes and has a CMOS RAM memory configuration, which can accommodate 32 kilobytes of storage, and a time clock which can automatically record the time entry of each bar code read. The Datawand IIB is a unique portable terminal due to its small size and weight, but it has no display, fewer features and a limited memory compared to the PDT terminals. Principal applications for the Datawand IIB are parcel tracking, file tracking, market surveys and inventory control. In 1989, the Company introduced a new optical wand bar code reader, the Datawand III, which contains 32 kilobytes of memory and a 16 character single line display. Although the Datawand scanners require contact with the bar code and human motion to accomplish the reading, they offer cost-effective solutions to certain applications.

         In 1989, the Company introduced the Scanning Data
Terminal (SDT). The SDT is an 8-bit, ergonomically designed, wand-integrated, full capability portable terminal. It has an alpha-numeric keyboard and a self-contained contact wand bar code reader.

          In January 1994, the Company introduced a portable pen terminal, the PPT 4100, which integrates several key technologies for improving information management. The 20-ounce unit is a PC-compatible hand-held terminal that incorporates pen and touch input on a 5.5" x 3.0" screen; a graphical user interface; an SE 1000 scan engine; and a PCMCIA Spectrum One radio card. The PPT 4100 is intended for use in information-intensive applications in retail and other environments where managers will benefit by accessing remote databases to make real-time inventory and purchasing decisions to significantly enhance customer service and improve productivity.

          Product list prices for the Company's portable data collection equipment range between $400 to $4,400 depending on product configuration. The Company offers discounts off list price for quantity orders and sales are frequently made at prices below list price.

        Software and Programming Tools. The Company's portable terminal products utilize software which consists of a number of specialized applications and communications software programs, along with a series of program compilers and generators which run on both IBM and IBM compatible personal computers and DEC VAX or Micro VAX computers. The compilers and generators allow the Company's programmers, VARs ("Value Added Resellers") and end-user customers to generate applications software to meet specific customer requirements. Through communications software, information collected by hand-held terminals can be transmitted to, and data can be received from, most commonly used computer systems. The Company's PDT terminal architecture is designed to allow customers to utilize advances in PDT terminals while preserving the customer's ability to use existing software.

          The Company has developed program generators for use by customers and VARs which are designed to allow them to rapidly develop and debug programs for use in the Company's PDT terminals. Using these generators, customers can create their own programs on IBM and IBM-compatible personal computers and DEC VAX and Micro VAX computers. These programs can be down loaded directly from the computer to the Company's terminals or by the creation of Custom Application Modules (CAMs) which can be inserted in the PDT. Powergen, one of the Company's program generators, allows the Company's customers to develop simple application programs for the PDT family of terminals.

          The Company has also developed several communication protocols designed to facilitate transmission and reception of data between terminals and stand-alone receivers or host computers. The Company has entered into alliances with independent suppliers of software who assist the Company in the development of software.

Customer Support

          The Company has a customer support organization which repairs and maintains the Company's products.

          The Company's domestic customer support operations include locations in Arkansas, California, Georgia, Illinois, Kentucky, Michigan, Minnesota, New Jersey, New York, Texas and Virginia. The Company also has foreign customer support offices in Australia, Austria, Belgium, Canada, France, Germany, Italy, Norway, Singapore, Spain and the United Kingdom. In Japan, customer support is provided by Olympus Symbol, Inc. These centers enhance the Company's ability to respond to its customers' requirements for fast, efficient service.

          The Company currently offers a variety of service arrangements to meet customer needs. The Company's On-Site service provides for maintenance and repairs at any customer location. Central Service provides for the performance of maintenance and repairs at selected, centralized customer sites. Depot Service includes maintenance and repairs at the Company's field service offices. The Self-Service contracts generally have a term of from one to five years. In addition, the Company offers Time-And-Materials service on a non-contract, as-needed basis.

          The Company undertakes to correct defects in materials and workmanship for a period of time after delivery of its products. The period of time covered by these warranties varies depending on the product involved as well as contractual arrangements but is generally from three to twelve months.

          Maintenance and support revenues contributed less than 10% of the Company's total revenues for the years ended December
31, 1994, 1993 and 1992.

Sales and Marketing

          The Company presently markets its products domestically and internationally through a variety of distribution channels, including a direct sales force, original equipment manufacturers, VARs and sales representatives and distributors. VARs distribute the Company's products to customers while also selling to those customers other products or services not provided by the Company. The Company's sales organization includes domestic sales offices located throughout the United States and foreign sales offices in Australia, Austria, Belgium, Canada, France, Germany, Italy, Norway, Spain and the United Kingdom. The Company is currently represented by Olympus Symbol, Inc. in Asia and Japan although the Company anticipates that in 1995 it will transfer its Asian operations (other than Japan) to Singapore.

          The Company currently has contractual relationships and strategic alliances with unaffiliated partners. Through these relationships, the Company is able to broaden its distribution network and participate in industries other than those serviced by the Company's direct sales force and distributors.

          While the Company does monitor backlog, it does not consider it to be a reliable predictor of financial performance for periods other than the then current quarter because customers generally order products for delivery within 45 days. Accordingly, shipments made during any particular quarter generally represent orders received either during that quarter or shortly before the beginning of that quarter. Shipments for orders received in a fiscal quarter are generally from products manufactured in that quarter. The Company maintains significant levels of raw materials to facilitate meeting delivery requirements of its customers. However, there can be no assurance that during any given quarter, the Company has or can procure the appropriate mix of raw materials in order to accommodate any given order. In light of the levels of current and anticipated backlog, the Company's financial performance in any quarter is dependent to a significant degree upon obtaining orders in that quarter which can be manufactured and delivered to its customers in that quarter. Thus, financial performance for any given quarter cannot be known or fully assessed until near the end of that quarter.

          Since a substantial portion of the Company's sales of scanner products are to retail organizations which tend not to purchase equipment such as the Company's scanner products during the Christmas selling season, the Company's business has, from time to time, been seasonal in the fourth quarter. The Company believes there may again be reduced demand for its scanner products in the fourth quarter of the current fiscal year. The Company attempts to offset the reduced demand of the retail industry by selling its products to other market segments, although there is no assurance that this effort will be successful. The Company, pursuant to contract or invoice, normally extends 30 day payment terms to its customers. Actual payment terms vary from time to time but generally do not exceed 90 days.


          The following table sets forth certain information as to international sales of the Company:

                                               Year Ended
                                               December 31,
           Area                  1994           1993          1992

       Western Europe         $141,090         $98,188        $106,794

       Other                  $ 25,999          14,344          14,719

          Foreign sales of the Company are subject to the normal risks of foreign operations, such as protective tariffs, export/import controls and transportation delays and interruptions. The majority of the Company's equipment sales in Western Europe and Asia are generally billed in foreign currencies and are subject to currency exchange fluctuations. Since the Company's products are principally manufactured in the United States, sales and results of operations could be affected by fluctuations in the U.S. dollar. Changes in the relative value of the U.S. dollar in terms of foreign currencies in the past have had an impact on the Company's sales and margins. The Company undertakes hedging activities to the extent of known cash flow in an attempt to minimize the impact of foreign currency fluctuations.

          In 1991, the Company entered into a comprehensive technology agreement with respect to bar code data capture products and the formation of a joint venture with Olympus Optical Co., Ltd. of Tokyo, Japan ("Olympus"). The parties have entered into a new agreement, which they anticipate will close by the end of the first quarter of 1995 which will restructure the arrangement. Under the new arrangement, Olympus will repurchase the Company's approximate fifty percent ownership interest in the joint venture company, Olympus Symbol, Inc. Olympus will then generally be the Company's sole distributor of its bar code data capture products in Japan. The Company will generally be Olympus' sole distributor of its bar code data capture products throughout the world, except Japan. From time to time on a negotiated basis, Olympus and the Company will engage in joint development of bar code data capture products.

Manufacturing

          The Company manufactures its principal products at its Bohemia, New York facilities.

          While components and supplies are generally available from a variety of sources, the Company presently depends on a limited number of suppliers for several components of its equipment, certain subassemblies and certain of its products such as its printers. Certain of the Company's products are manufactured in Japan. The manufacture of these items is subject to risks common to all foreign manufacturing activities such as governmental regulation, currency fluctuations, transportation delays and interruptions, political and economic disruptions and the risk of imposition of tariffs or other trade barriers. Due to the general availability of components and supplies, the Company does not believe that the loss of any supplier or subassembly manufacturer would have a material adverse effect on its business. The Company has in the past, and may in the future, encounter shortages of supplies and delays in deliveries of necessary components. In the past, delays in delivery of components has not had a material adverse effect on shipments of the Company's products.

Research and Product Development

          The Company believes that its future growth depends, in large part, upon its ability to continue to apply its technology to develop new products, improve existing products and expand market applications for its products. The Company's research and development projects include, among others: improvements to the reliability, quality and readability of its laser scanners at increased working distances and higher density codes (including, but not limited to, two-dimensional codes); improvements in and expansion of its series of interface controllers; continued development of its solid state laser diode scanners; improvements to packaging and miniaturization technology for bar code data capture products, portable data collection devices and integrated bar coded data capture products; development of high performance digital data radios, high-speed radio frequency data communications networks and telecommunications protocols and products; and the addition of application software to provide a complete line of high performance interface hardware. There can be no assurance that the Company's research and development activities will lead to the successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. Furthermore, customers may defer purchases of existing products in anticipation of new or improved versions of those products. Although the Company contemplates the introduction of new products in 1995, the majority are scheduled for introduction in the second half of the year. Moreover, there can be no assurance that there will not be delays in commencing volume production of such products or that such products will ultimately be commercially successful.

          The Company uses both its own associates and from time to time unaffiliated consultants in its product engineering and research and development programs. Dr. Jerome Swartz, Chairman of the Board of Directors and Chief Executive Officer of the Company, leads the Company's research, patent and new product development programs. From time-to-time the Company has participated with and/or partially funded research projects in conjunction with a number of universities including the State University of New York at Stony Brook, Polytechnic University of New York and Tel Aviv University in Israel.

          The Company expended (including overhead charges) approximately $16,678,000, $16,258,000 and $ 13,581,000 for research and development during the years ended December 31, 1994, 1993 and 1992, respectively.

Competition

          The business in which the Company is engaged is highly competitive. To the Company's knowledge, many firms are engaged in the manufacture and marketing of portable data collection systems and bar code reading equipment utilizing laser technology. In addition, the Company's bar code reading equipment also competes with devices which utilize technologies other than laser scanners such as CCDs and optical wands. Furthermore, numerous companies, including present manufacturers of scanners, lasers, optical instruments, microprocessors, notebook computers, PDAs and data radios have the technical potential to compete with the Company. Many of these firms have far greater financial, marketing and technical resources than the Company. The Company competes principally on the basis of performance and the quality of its products and services.

         The Company believes that its principal competitors in the bar code scanning equipment market are AT&T Global Information Systems (formerly NCR Corporation), INTERMEC Corporation, Matsushita Electric Corporation, Metrologic Instruments, Inc., NipponDenso Co., Ltd., Opticon, Inc., PSC, Inc. (formerly Photographic Sciences Corporation), Spectra Physics, Inc. and Welch Allyn, Inc. and that its principal competitors in the portable data collection systems market are Fujitsu, Ltd., Hand Held Products, Inc., INTERMEC Corporation, LXE Inc., Norand Corporation, Mars Electronics and Telxon Corporation. Some of the Company's competitors in the portable data collection systems market also participate in the field service market.

Patent and Trademark Matters

          The Company files domestic and foreign patent applications to support its technology position and new product development. The Company owns over 160 U.S. Letters Patents covering various aspects of the technology used in the Company's principal products and has entered into cross-license agreements with other companies in the laser scanning business. Key patents covering basic hand-held laser scanning technology begin to expire in 2000 and key patents covering scanner integrated terminals begin to expire in 2005. In addition, the Company owns numerous foreign companion patents. The Company has also filed additional patent applications in the U.S. Patent and Trademark Office as well as in foreign patent offices. The Company will continue to file patents, both U.S. and foreign, to cover its most recent research developments in the scanning, data collection and RF data communications fields. The Company believes that its patent portfolio does provide some competitive advantage in that such patents tend to limit the number of unlicensed competitors and permit the Company to manufacture products which may have features which provide better performance and/or lower cost. Although management believes that its patents provide some competitive advantage, the Company depends more for its success upon its proprietary know-how, innovative skills, technical competence and marketing abilities. In addition, because of rapidly changing technology, the Company's present intention is not to rely primarily on patents or other intellectual property rights to protect or establish its market position. Instead, the Company has established an active program to protect its investment in technology by enforcing and licensing certain of its intellectual property rights. The Company has entered into royalty-bearing license agreements with, among others, Hand Held Products, Inc., INTERMEC Corporation, LXE Inc., Norand Corporation, Olympus Optical Co., Ltd, Opticon Sensors Europe, B.V., PSC, Inc., Spectra Physics, Inc. and Telxon Corporation.

          From time to time, at the behest of the Company or a third party, one or more of the Company's patents has been subject to a reexamination proceeding by the United States Patent and Trademark Office, including patents that the Company has licensed to other parties. As a result of such a proceeding, it is possible that a patent may be clarified, limited, amended, or even become unenforceable. The Company is currently participating in such a reexamination proceeding. The Company does not believe that such reexamination proceeding will have a material adverse effect on its patent portfolio.

          Although there are currently no pending actions, the Company has in the past initiated several actions, both U.S. and foreign, relating to patent infringement.

          In 1990, Spectra Physics, Inc., ("Spectra") brought suit against the Company in the United States District Court in Eugene, Oregon seeking declaratory judgment that a hand held laser scanner manufactured by Spectra did not infringe the Company's patents. Spectra further contended that the Company had violated certain state and federal antitrust laws and that the Company was liable for unfair competition and for tortious interference with prospective contractual relations. The Company counterclaimed that Spectra's products infringed certain of its patents. The Company believes that Spectra's antitrust and unfair competition claims are without merit.

          In January 1995, the parties entered into a definitive settlement agreement which settled the litigation. Pursuant to this agreement, all claims and counterclaims asserted in the litigation have been dismissed and the Company has affirmed, clarified and expanded its license with Spectra and confirmed that Spectra is entitled to sell its SP 300 and SP 400 product lines without any liability for patent infringement of the Company's patents. Spectra also entered into a consent judgement acknowledging the validity and enforceability of the Company's U.S. Patent Nos. 4,816,660 and 5,247,162, under which it is now licensed. Under the new agreement, Spectra Physics will pay the Company an increased royalty for certain products.

          The Company has also obtained certain domestic and international trademark registrations for its products and maintains certain details about its processes, products and strategies as trade secrets.

          The Company regards its software as proprietary and attempts to protect it with copyrights, trade secret law and international nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into its software license agreements. The Company licenses its software products to customers rather than transferring title. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as trade secrets. Computer software generally has not been patented and existing copyright laws afford only limited practical protection. In addition, the laws of foreign countries generally do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

Government Regulations

          The use of lasers and radio emissions are subject to regulation in the United States and in other countries in which the Company does business. In the United States, various Federal agencies, including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various State agencies, have promulgated regulations which concern the use of lasers and/or radio/electromagnetic emissions standards. Member countries of the European community have enacted or are in the process of adopting standards concerning electrical and laser safety and electromagentic compatability and emissions standards.

          The Company believes that all of its products are in material compliance with current standards and regulations; however, regulatory changes may require modifications to certain of the Company's products in order for the Company to continue to be able to manufacture and market these products. There can be no assurances that more stringent regulations in these or other areas will not be issued in the future with an adverse effect on the business of the Company. In addition, sales of the Company's products could be adversely affected if similar or more stringent safety standards are adopted by potential customers such as electronic cash register manufacturers.

          The Company's RF terminals include various models all of which intentionally transmit radio signals as part of their normal operation. The Company's LRT 3800 laser radio terminal and certain versions of its portable terminals and its Spectrum One cellular frequency network utilize spread spectrum radio technology. The Company has obtained certification from the FCC for its products which utilize this radio technology. Such certification is valid for the life of the product unless and until the circuitry of the product is altered in material respects, in which case a new certification may be required. Users of these products in the United States do not require any license from the FCC to use or operate the product. Certain of the Company's products transmit narrow band radio signals as part of their normal operation. The Company has obtained certification from the FCC for its narrow band radio products. However, these models must not only be accepted by the FCC prior to marketing but users of these devices must themselves also obtain a site license from the FCC to operate them.

Associates

          At December 31, 1994, the Company had 2,387 full-time associates. Of these, approximately 2,045 were employed domestically. The Company also employs temporary production personnel. None of the Company's associates are represented by a labor union. The Company considers its relationship with its associates to be good.

Item 2.  Properties

         The following table states the location, primary use and approximate size of all principal plants and facilities of the Company and its subsidiaries and the duration of the Company's tenancy with respect to each facility.

Location             Principal Use             Size           Tenancy/Ownership

116 Wilbur Place       Corporate headquarters 92,000 square   Owned (subject to
Bohemia, NY                                   feet            mortgage)

110 Wilbur Place       Research and develop-  30,000 square   Owned (subject to
Bohemia, NY            ment and engineering   feet            mortgage)

12 & 13 Oaklands Park  International head-    21,700 square   Owned
Fishponds Road         quarters, marketing    feet
Wokingham, Berkshire   and administration
England                and U.K. headquarters

110 Orville Drive      Manufacturing          110,000 square  Leased:  expires
Bohemia, NY                                   feet            April 6, 1998

1101 Lakeland Avenue   Warehousing and        90,400 square   Leased: expires
Bohemia, NY            administration         feet            April 6, 1998

2145 Hamilton Ave.     Network Systems,       51,500 square   Leased:  expires
San Jose, CA           Engineering, Marketing feet            March 31, 1999
                       Customer Service

340 Fischer Avenue     Service and Sales      31,200 square   Leased: expires
Costa Mesa, CA                                feet            May 31, 2001

50 Orville Drive       Marketing and          28,000 square   Leased: expires
Bohemia, NY            administration         feet            December 31,
                                                              1995

80 13th Avenue         Warehousing            25,800 square   Leased:  expires
Ronkonkoma, NY                                feet            June 30, 1995

180 Orville Drive      Warehousing and        11,300 square   Leased:  expires
Bohemia, NY            facilities management  feet            May 31, 1997

120 Wilbur Place       Sales                  7,700 square    Leased:  expires
Bohemia, NY                                   feet            June 30, 1995



          In addition to these principal locations, the Company and its subsidiaries also lease other offices throughout the world, ranging in size from approximately 150 to 14,000 square feet.
          The Company also owns a 77,000 square foot facility in Costa Mesa, California and 2.82 acres of adjacent land. The Company has entered into a contract for the sale of these properties for a price of $4,500,000 (in cash and notes) to the party that currently leases the facility. The lease expires in June 1995 and the Company anticipates that the sale will be completed in June 1995 upon expiration of the lease.

Item 3.  Legal Proceedings

          In March 1993, plaintiffs filed the first Consolidated Amended Class Action Complaint in the action entitled In re. Symbol Technologies Class Action Litigation ("First Complaint") in the Eastern District of New York which essentially asserted the same alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as had been contained in the six separate purported class action suits previously filed, and alleged a class period of March 17, 1992 through September 14, 1992. Defendants moved to dismiss the First Complaint for failure to state a cause of action and for failure to allege fraud with particularity. On September 14, 1993, the Court granted defendants' motion and dismissed the First Complaint. However, the Court granted plaintiffs leave to file a new complaint within 30 days. On October 14, 1993, a Second Consolidated Amended Class Action Complaint ("Second Complaint") was served. It alleges essentially similar violations as had the prior complaints but alleges a class period from June 8, 1992 to September 14, 1992. Defendants moved to dismiss the Second Complaint and such motion is currently pending before the Court. Argument on the motion was heard on February 10, 1995 and the parties are awaiting a decision from the Court. The Company believes that the litigation is without merit and intends to defend the action vigorously.

          See also Patent and Trademark Matters for a discussion of other litigation involving the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 4A.  Executive Officers of the Registrant

          The following table sets forth the names, ages and all positions and offices held by the Company's executive officers:

Jerome Swartz .......... 54   Chairman of the Board of Directors,
                              Chief Executive Officer
                              and Director

Jan Lindelow ........... 49   President, Chief Operating Officer
                              and Director

Frederic P. Heiman...... 55   Executive Vice President, Chief
                              Technology Officer, General
                              Manager-Network Systems
                              Organization and Director

Thomas G. Amato......... 49   Senior Vice President-Finance and
                              Chief Financial Officer

Richard Bravman......... 40   Senior Vice President-Business
                              Development

Brian T. Burke.......... 48   Vice President, Controller
                              and Chief Accounting Officer

Allen C. Creveling...... 53   Senior Vice President-Human
                              Resources

Leonard H. Goldner...... 47   Senior Vice President, General
                              Counsel and Secretary

Roger Kiel.............. 58   Senior Vice President, General
                              Manager-Scanners and Integrated
                              Terminals

Jack Lieberman.......... 58   Senior Vice President-Operations

Tomo Razmilovic......... 52   Senior Vice President-Worldwide
                              Sales and Services and Managing
                              Director-International Operations

          Dr. Swartz co-founded and has been employed by the Company from its inception in 1973. He has been the Chairman of the Board of Directors and Chief Executive Officer of the Company for more than the past five years. Dr. Swartz was an industry consultant for 12 years in the areas of optical and electronic systems and instrumentation and has a total of some 120 technical papers and issued U.S. patents to his credit, including the Company's basic patents in hand-held laser scanning. He is also a trustee of the Polytechnic University of New York and an adjunct full professor of Electrical Engineering at the State University of New York at Stony Brook.

          Mr. Lindelow joined the Company in June 1994. Previously, he was employed by Asea Brown Boveri LTD, a Swiss multinational conglomerate, from May 1989 until June 1994. From January 1992 until leaving ABB, Mr. Lindelow served as President of its U.S. Industrial and Diversified Business Segment with responsibility for 15 companies having combined revenue in excess of $2 Billion and from May 1989 until December 1991, as chairman and CEO of ABB Power T&D Company Inc. Prior to that time, he was employed for more than 18 years by Sperry Univac Corporation (now Unisys Corporation) in various technical and senior management positions.

          Dr. Heiman joined the Company in July 1986. He had previously been employed by Intel Corporation, a manufacturer of semiconductor components, from May 1983 until July 1986, in a number of positions, the most recent of which was as its Director of Corporate Planning. Dr. Heiman is the inventor or co-inventor of 20 issued U.S. patents, including the first MOS integrated circuit chip, which became the basis of much of the modern revolution in computer and electronics communications and the first silicon storage tube used in display and scanning applications.

         Mr. Amato joined the Company in October 1990. Prior to joining the Company he was Senior Vice President of Finance and Administration and Chief Financial Officer for Amcast Industrial Corp., a manufacturer of metal components, from 1985 to 1990.

          Mr. Bravman has been employed by the Company for more than the past fifteen years in various management positions.

          Mr. Burke joined the Company in 1987. From October 1984 to October 1987, he was President, Chief Executive Officer and director of Super Web Press Service Corporation, a manufacturer of printing presses. From August 1976 to October 1984, Mr. Burke served as Vice President - Finance and Operations of the Linotype Division of Allied Signal Corporation, a manufacturer of photo composition equipment.

          Mr. Creveling joined the Company in February 1989.
From January 1988 to January 1989, he was Chief Financial Officer at Keystone Camera Corp. From 1971 to 1987, he was employed by Mars Electronics, a division of M&M/Mars, where he held the position of Vice President Finance.

          Mr. Goldner joined the Company in September 1990.  From
September 1979 until August 1990, he was a partner of the New
York law firm of Shereff, Friedman, Hoffman & Goodman, which firm was securities counsel to the Company.

          Dr. Kiel joined the Company in October 1990. From June 1989 to September 1990, he was president and Chief Executive Officer of AccuPrint, Inc., a manufacturer of laser printers. Prior to that, he served from March 1988 to June 1989 as Executive Vice President and Chief Operating Officer of Color Systems Technology, Inc., an electronic converter of black and white film to color film. Dr. Kiel held the position of Vice President and General Manager of the Printing Systems division of Xerox Corporation from November 1965 to February 1987.

          Mr. Lieberman joined the Company in May 1990. From September 1987 to May 1990, he was Vice President and General Manager of the Electronics Products Group of Analogic Corp. From September 1986 to September 1987, he served as President and Chief Executive Officer of Digital Pathways, a computer security company. From 1964 to 1986, he was employed as General Manager of the Santa Clara Instruments Division of Hewlett Packard Corporation.

          Mr. Razmilovic joined the Company in November 1989. From January 1989 to August 1989, he was President and Chief Executive Officer of Cominvest Group, a Swedish multinational high technology company. From August 1985 to December 1988, he was President of ICL Europe, a major European computer manufacturer and he also led its industry marketing and software development divisions.

                             PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Security Holder Matters

          The Company's Common Stock is listed on the New York
Stock Exchange.   The following table sets forth, for each
quarter period of the last two years, the high and low sales prices as reported by the New York Stock Exchange.

Year Ending:                                High         Low

December 31, 1993     First Quarter        15 7/8       11 1/2
                      Second Quarter       15 1/8       12 1/8
                      Third Quarter        14           11 1/4
                      Fourth Quarter       19 3/4       13 1/8

December 31, 1994    First Quarter         20 3/4       15 5/8
                     Second Quarter        27 7/8       18 1/2
                     Third Quarter         31 1/4       25
                     Fourth Quarter        34 3/8       27 5/8

          As of January 27, 1995 there were 1,456 holders of record of the Company's Common Stock.

          Historically, changes in the Company's results of operations or projected results of operations have resulted in significant changes in the market price of the Company's Common Stock. As a result, the market price of the Company's Common Stock has been highly volatile.

          Shareholders should be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to such analysts any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any report issued by any analyst. Furthermore, the Company has a policy against issuing financial forecasts or projections or confirming the accuracy of forecasts or projections issued by others. Accordingly, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company and have been prepared by each analyst based on his own judgment and research.

          To date, the Company has not paid any cash dividends to its shareholders. The Company's ability to pay cash dividends is limited by certain of the Company's loan agreements. The most restrictive of which would generally limit dividends payable in any year to an amount not greater than 50% of the Company's net income. Any future declaration of cash dividends will depend upon the Company's earnings and financial condition, capital requirements and other relevant factors. The Company does not intend to propose the declaration of any cash dividends in the foreseeable future but intends to retain its earnings for use in its business.

                 Item 6. Selected Financial Data
                 (in thousands, except per share data)



                                              Year Ended December 31,
Operating Results:          1994       1993       1992(1)     1991      1990

Net Revenue             $465,306    $359,980   $344,940   $319,376   $231,496
Earnings (Loss)
 Before Cumulative
 Effect of Accounting
 Change                  $34,984     $12,445   ($15,506)   $22,768     $7,576
 Net Earnings (Loss)     $34,984     $12,445   ($16,250)   $22,768     $7,576

Earnings (Loss) Per Share:
Primary
Earnings (Loss)
 Before Cumulative Effect
 of Accounting Change      $1.34       $0.50     ($0.65)     $0.91      $0.33
 Net Earnings (Loss)       $1.34       $0.50     ($0.68)     $0.91      $0.33

Fully-diluted
Earnings (Loss)
 Before Cumulative Effect
 of Accounting Change      $1.33       $0.50     ($0.65)     $0.90      $0.33
 Net Earnings (Loss)       $1.33       $0.50     ($0.68)     $0.90      $0.33


Financial Position:

Total Assets            $474,213    $419,615   $378,666   $354,357   $315,131
Working Capital         $191,823    $141,739    $88,623   $122,812    $99,138
Long-Term Debt, less
 Current Maturities      $59,884     $62,077    $14,582    $21,675    $24,803
Stockholders' Equity    $316,167    $258,746   $244,961   $262,791   $226,239

Weighted Average Number of Common
 Shares Outstanding:
  Primary                 26,162      24,661     24,028     25,013     22,949
  Fully-diluted           26,392      25,072     24,028     25,295     23,216


(1) Includes cumulative effect of a change in accounting for income taxes of $744,000 or ($0.03) per share and a pre-tax charge of $40,933,000 related to a workforce reduction and the consolidation and restructuring of the Company's operations as described in the Notes to the Consolidated Financial
 Statements.

Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Results of Operations

               The following table sets forth for the years indicated
(i) certain revenue and expense items expressed as a percentage of net revenues and (ii) the percentage increase or decrease of such items as compared to the corresponding prior year.

         Year to Year Changes
                                                   Year Ending December 31,

                         Percentage of Revenue        1994        1993
                        Year Ending December 31,      vs.          vs.
                        1994     1993     1992        1993        1992 (1)
Net Revenue             100.0%   100.0%   100.0%      29.3%       4.4%

Cost of Revenue          50.1     51.6     50.3       25.5        6.9

Amortization of Software
 Development Costs        2.1      1.9      1.3       46.5        54.6

Gross Profit             47.8     46.5     48.4       32.8         0.4

Operating Expenses:
 Engineering              7.9      9.7      9.1        5.4        11.1
 Selling, General and
  Administrative         25.7     29.5     32.2       12.5        (4.4)
 Amortization of Excess of
  Cost Over Fair Value of
   Net Assets Acquired    0.6      0.8      0.8       (0.7)        3.6
 Restructuring Costs       -        -      11.9         -       (100.0)
                         34.2     40.0     54.0       10.6       (22.7)

Earnings (Loss) from
 Operations              13.6      6.5     (5.6)     168.4          -

Net Other Expense         -         -      (0.4)       -        (100.0)

Net Interest Expense     (1.1)    (1.1)    (0.5)      20.2       158.7

Earnings (Loss) Before
 Income Taxes and
 Cumulative Effect of
 Accounting Change       12.5      5.4     (6.5)     199.9         -

Provision (Benefit)
 for Income Taxes         5.0      1.9     (2.0)     233.2       200.0

Earnings (Loss) before
 cumulative effect of
 accounting change        7.5      3.5     (4.5)     181.1         -

Cumulative effect of
 accounting change         -        -       0.2        -        (100.0)

Net Earnings (Loss)       7.5%     3.5%    (4.7)%    181.1%        -%


(1) Year to year changes in earnings are not applicable due to the loss incurred for the year ended December 31, 1992

For the year ended December 31, 1994

            Net revenue of $465,306,000 for the year ended December 31, 1994, increased 29.3 percent over 1993. The increase in net revenue resulted primarily from the strong performance of new scanner and terminal products introduced during the last two years and improved economic conditions which accelerated capital spending for the Company's productivity-enhancing hardware and systems. The increases were evident in both scanner and terminal sales. Foreign exchange fluctuations did not have a material impact on net revenue for the year ended December 31, 1994.

            Geographically, North America revenue increased 20.5 percent over the prior year. International revenue increased 48.5 percent over the prior year. North America and International revenue continue to represent approximately two-thirds and one-third of net revenue, respectively.

            Cost of revenue (as a percentage of net revenue) of 50.1 percent for the year ended December 31, 1994, decreased from 51.6 percent in 1993. This improvement resulted primarily from a lower cost structure as a result of the execution of the consolidation and restructuring program adopted by the Company in December 1992 offset, in part, by a change in the mix of the Company's products sold to a higher percentage of lower margin terminal products. The Company believes it has derived substantially all of the cost reductions obtainable from the implementation of the program.

            Amortization of software development costs increased to $9,963,000 for the year ended December 31, 1994, from $6,799,000 in 1993, due to new product releases.

            Engineering costs increased to $36,682,000 for the year ended December 31, 1994, from $34,788,000 in 1993. While engineering expenses increased 5.4 percent for the year ended December 31, 1994, from the prior year, as a percentage of revenue such expenses were reduced to 7.9 percent for the year ended December 31, 1994, from 9.7 percent for the prior year due to the 29.3 percent increase in revenue. The increase in absolute dollars reflects expenses incurred in connection with the continuing research and development of new products and the improvement of existing products.

            Selling, general and administrative expenses increased to $119,733,000 for the year ended December 31, 1994, from $106,412,000 in
1993. While in absolute dollars selling, general and administrative expenses increased 12.5 percent for the year ended December 31, 1994, from the prior year, as a percentage of revenue such expenses were reduced to 25.7 percent for the year ended December 31, 1994, from 29.5 percent in 1993. Expenses, which increased to support a higher revenue base, were offset, in part, by cost savings realized as a result of the Company's consolidation and restructuring program.

            Net interest expense increased to $4,960,000 for the year ended December 31, 1994, from $4,126,000 in 1993 due primarily to a full year's interest incurred on the Company's Senior Notes, which were issued in March 1993 described in Note 8 of Notes to Consolidated
Financial Statements.

            The effective tax rate for 1994 increased to 40.0 percent from
36.0 percent in 1993. The effective rate for 1993 reflects the retroactive reinstatement, during the third quarter of 1993, of U.S. Federal research and development tax credits earned since July 1, 1992.

            At December 31, 1994, the Company had net deferred tax assets of approximately $13,610,000, consisting of current deferred tax assets of $23,300,000 and long-term deferred tax liabilities of $9,690,000.
The current deferred tax assets reflect a valuation allowance of approximately $814,000 relating to New York State investment tax credit carryforwards which may be recaptured or may expire unutilized due to the limited ten-year carryover period. No other valuation allowance is necessary due to the Company's history of profitability and anticipated future profitability.

For the year ended December 31, 1993

            Net revenue of $359,980,000 for the year ended December 31, 1993, increased 4.4 percent over 1992. The increase in net revenue, notwithstanding a 4.3 percent decrease due to unfavorable foreign exchange fluctuations, resulted primarily from a significant rise in worldwide terminal sales principally related to scanner-integrated terminals. While worldwide scanner sales increased during the second half of 1993 compared with the prior year, for the year ended December 31, 1993, they remained relatively stable compared with 1992.

            Geographically, North America revenue increased 10.8 percent over the prior year. International revenue declined 7.4 percent due to the unfavorable exchange rate fluctuations described above. North America and International revenue represent approximately two thirds and one third of net revenue, respectively.

            Cost of revenue (as a percentage of net revenue) of 51.6 percent for the year ended December 31, 1993, increased from 50.3 percent in 1992. This increase resulted primarily from a combination of the impact on revenue of unfavorable fluctuations in foreign exchange rates discussed above and a change in the mix of the Company's products sold to a higher percentage of lower margin terminal products. The increase was offset, in part, by reduced manufacturing costs related to the consolidation and restructuring program adopted by the Company in 1992.

            Amortization of software development costs increased to $6,799,000 for the year ended December 31, 1993, from $4,398,000 in 1992 due to new product releases.

            Engineering costs increased to $34,788,000 for the year ended December 31, 1993, from $31,326,000 in 1992. The increase reflects expenses incurred in connection with the continuing research and development of new products and the improvement of existing products.

            Selling, general and administrative expenses decreased to $106,412,000 for the year ended December 31, 1993, from $111,362,000 in
1992. As a percentage of revenue, such expenses were reduced to 29.5 percent for the year ended December 31, 1993, from 32.2 percent in 1992. The decrease primarily reflects cost reductions realized as a result of the consolidation and restructuring program and the workforce reduction program adopted by the Company in 1992 and to lower International expenses due to a strengthened U.S. dollar.

            Net interest expense increased to $4,126,000 for the year ended December 31, 1993, from $1,595,000 in 1992, due to the issuance of Senior Notes in March 1993 described in Note 8 of Notes to Consolidated Financial Statements.

            The effective tax rate for 1993 increased to 36.0 percent from
31.1 percent in 1992. The increase primarily resulted from the effect during 1992 of certain non-recurring permanent differences between financial accounting income and taxable income, as well as the effect of changes in the amount of other permanent differences. The effective rate for 1993 reflects the benefit for the Federal research and development credit earned since July 1, 1992, as the credit was retroactively reinstated during the third quarter of 1993.

            At December 31, 1993, the Company had net deferred tax assets of approximately $21,930,000, consisting of current deferred tax assets of $29,166,000 and long-term deferred tax liabilities of $7,236,000. The current deferred tax assets reflect a valuation allowance of approximately $663,000 relating to New York State investment tax credit carryforwards which may be recaptured or may expire unutilized due to the limited ten-year carryover period. No other valuation allowance is necessary due to the Company's history of profitability and anticipated future profitability.

Liquidity and Capital Resources

            The Company utilizes a number of measures of liquidity including the following:

                                  Year Ended December 31,
                          1994             1993          1992
Working Capital
  (in thousands)       $191,823         $141,739      $ 88,623

Current Ratio (Current
  Assets to Current
  Liabilities)            3.6:1            2.8:1         1.9:1

Long-Term Debt
  to Capital              15.9%            19.3%          5.6%
(Long-term debt to long-
 term debt plus equity)

            Current assets at December 31, 1994, increased $45,852,000 from December 31, 1993, principally due to an increase in cash as a result of cash generated both from operating activities and financing activities, in accounts receivable due to higher operating levels, and in inventories to support increased demand.

            Current liabilities at December 31, 1994, decreased $4,232,000 from December 31, 1993, primarily due to incurred restructuring costs and a decrease in income taxes payable, offset, in part, by an increase in accounts payable and accrued expenses, deferred revenues and the reclassification of the first annual installment due under the Company's 7.76% Series A Senior Notes.

            The aforementioned activity resulted in a working capital increase of $50,084,000 for the fiscal year ended December 31, 1994. As a result, the Company's current ratio at December 31, 1994, increased to 3.6:1 from 2.8:1 at December 31, 1993.

            Working capital increased to $141,739,000 for the fiscal year ended December 31, 1993, primarily due to an increase in inventories due to higher demand, increased accounts receivable due to higher sales levels, increased prepaid expenses, and incurred restructuring costs.

            The Company had a positive cash flow from operations (excluding restructuring costs) during 1994 and generated an increase of $23,890,000 in cash and temporary investments during 1994, primarily as a result of net earnings and equity proceeds of stock option exercises and the corresponding tax benefits. The Company used cash in operations during 1993 for incurred restructuring costs and to increase inventories due to a higher demand and to facilitate product availability to customers during the consolidation of the Company's manufacturing operations. Such activities were financed principally through the issuance of Senior Notes. The Company generated overall positive cash flow for the year ended December 31, 1993.

            Property, plant and equipment expenditures for the year ended December 31, 1994, totalled $24,790,000 compared to $18,084,000 for the year ended December 31, 1993. Such expenditures were financed by existing cash and temporary investments and from a $3,000,000 seven- year loan from an agency of the State of New York. The loan, which bears interest at 1.0 percent (payable monthly) is to be repaid in one installment in 2001. The Company has an agreement to acquire a forty- acre parcel of land in Suffolk County, New York for $5,000,000. The Company does not intend to commence construction of a corporate headquarters and manufacturing facility on this site before the end of 1995. The Company does not have any other material commitments for capital expenditures.

            At December 31, 1994, the Company had $59,884,000 in long-term debt outstanding, excluding current maturities. In March 1993 the Company issued $25,000,000 of its 7.76 percent Series A Senior Notes due February 15, 2003, and $25,000,000 of its 7.76 percent Series B Senior Notes due February 15, 2003, to four insurance companies for working capital and general corporate purposes. The Series A Senior Notes will be repaid in equal annual installments beginning in February 1995. The Series B Senior Notes will be repaid in equal annual installments beginning in February 1997. The Senior Notes represent $47,222,000 of the total balance outstanding at December 31, 1994. The remaining $12,662,000 is primarily related to the Industrial Development Bond financing completed in October 1989 and a loan from an agency of the State of New York previously described.

            The long-term debt to capital percentage at December 31, 1994 decreased to 15.9 percent from 19.3 percent at December 31, 1993, primarily due to increased equity from the results of operations, the proceeds of stock option exercises and the corresponding tax benefits and the decrease in long-term debt due to reclassification to current maturities of long-term debt.

            The Company has loan agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling
$30,000,000. As of December 31, 1994, the Company had no outstanding borrowings under these lines. These agreements expire between June 30, 1995, and December 31, 1995.

            The Company believes that it has adequate liquidity to meet its current and anticipated needs from the results of its operations, working capital and existing credit facilities.

            In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 8.  Financial Statements and Supplementary Data

          The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

  Document                                                       Page

  1.  Financial Statements and Accountants' Report:

         Independent Auditors' Report                            F-1

      Consolidated Financial Statements:

         Balance Sheets as of December 31, 1994 and 1993         F-2


         Statements of Operations for the Years Ended            F-3
         December 31, 1994, 1993 and 1992


         Statements of Stockholders' Equity for the              F-4
         Years Ended December 31, 1994, 1993 and 1992


         Statements of Cash Flows for the Years Ended            F-5
         December 31, 1994, 1993 and 1992


         Notes to Consolidated Financial Statements              F-6
         Notes 1-14                                           through
                                                                 F-17

  2.  Financial Statement Schedules:

         Schedule VIII                                           S-1



Item 9.  Disagreements on Accounting and Financial Disclosure

         Not applicable.

                            PART III


Item 10.  Directors and Executive Officers of the Registrant

     (a)    Identification of Directors:
               The section entitled "Nominees for Election" contained in the Proxy Statement is hereby incorporated by reference.

     (b)    Identification of Executive Officers:
               See PART I of this Form 10-K.

     (c)    Section 16(a) Reporting Delinquencies:
               The section entitled "Compliance with
               Section 16(a) of the Securities Exchange Act" contained in the Proxy Statement is hereby incorporated by reference.


Item 11.  Executive Compensation

          The section entitled "Management Remuneration and Transactions" contained in the Proxy Statement is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          The sections entitled "Principal Shareholders" and "Security Ownership of Management" contained in the Proxy Statement are hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

          The section entitled "Management Remuneration and Transactions" contained in the Proxy Statement is hereby incorporated by reference.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.   FINANCIAL STATEMENTS:

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 1994 and 1993

          Consolidated Statements of Operations for the Years Ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992

          Notes to Consolidated Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULES

          Included in Part IV of this report:

          Schedules:

          VIII     Valuation and Qualifying Accounts

          Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

          Individual financial statements of the Company are omitted as the Company is primarily an operating company and the subsidiaries included in the consolidated financial statements filed are substantially wholly-owned and are not indebted to any person other than the parent in amounts which exceed 5% of total consolidated assets at the date of the latest balance sheet filed, excepting indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation, whether evidenced by securities or not, and indebtedness which is collateralized by the parent by guarantee, pledge, assignment or otherwise.

     3.Exhibits

Exhibit

3.1     Certificate of Incorporation of Symbol
        Technologies, Inc.  (Incorporated by
        reference to Exhibit 3.1 to the Form
        8-B Registration No. 0-9028, filed
        with the Commission on November 23,
        1987 (the "Form 8-B").)

3.2     By-laws of the Company as currently in
        effect.  (Incorporated by reference to
        Exhibit 3.2 to the Company's Annual
        Report on Form 10-K for the fiscal
        year ended December 31, 1988 (the
        "December 1988 Form l0-K").)

4.1     Form of Certificate for Shares of the
        Common Stock of the Company.
        (Incorporated by reference to Exhibit
        4.1 of the Form 8-B.)

10.1    1991 Employee Stock Option Plan.  (Incorporated by reference to
        Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 Form 10-K").)

10.2    1990 Non-Executive Stock Option Plan
        as amended. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-78622 on Form S-8.)

10.3    1987 Consultant Stock Option Plan,
        as amended. (Incorporated by reference to Exhibit 10.3 of the 1991 Form 10-K.)

10.4    Employment Agreement by and between
        the Company and Jerome Swartz,
        dated as of July 1, 1990. (Incorporated by reference to Exhibit 10.5 of the Company's Annual
        Report on Form 10-K for the fiscal year ended
        December 31, 1990 (the "1990 Form 10-K").)

10.5    Employment Agreement by and between
        the Company and Frederic P. Heiman,
        dated as of July 1, 1990. (Incorporated by reference to Exhibit 10.8 of the 1990
        Form 10-K.)

10.6 Employment Agreement by and between the Company and Tomo Razmilovic, dated as of June 1, 1993 and an Employment Agreement by and between Symbol Technologies Limited and Tomo Razmilovic, dated as of June 1, 1993. (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.7 Employment Agreement by and between the Company and Jan Lindelow, dated as of June 12, 1994.

10.8    Employment Agreement by and between
        the Company and Raymond Martino, dated
        as of June 12, 1994.

10.9    Form of 1997 Stock Purchase Warrant
        issued to directors.  (Incorporated by
        reference to Exhibit 10.12 to the
        Company's Annual Report on Form 10-K
        for the fiscal year ended June 30, 1988.)

10.10 Form of 2000 Stock Purchase Warrant issued to directors. (Incorporated by reference to Exhibit 10.11 to the 1991 Form 10-K.)

10.11 1994 Directors Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration
        Statement No. 33-78678 on Form S-8.)

10.12   Summary of Profit Sharing Bonus Plan.
        (Incorporated by reference to Exhibit
        10.22 to the December 1988 Form 10-K.)

10.13   Executive Retirement Plan, as amended.
        (Incorporated by reference to Exhibit
        10.14 to the Company's Annual Report on
        Form 10-K for the fiscal year ended
        December 31, 1989 (the "1989 Form
        10-K").)

10.14   Lease Agreement and Amended and
        Restated Lease Agreement dated as of
        October 1, 1989 between Suffolk County
        Industrial Development Agency and
        Symbol Technologies, Inc.
        (Incorporated by reference to Exhibit
        10.15 to the 1989 Form 10-K.)

10.15 Form of Note Agreements dated as of February 15, 1993 relating to the Company's 7.76% Series A and Series B
        Senior Notes due February 15, 2003 (Incorporated by reference to
        Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)


21.     Subsidiaries.

23.     Consent of Deloitte & Touche

(b)     Reports on Form 8-K

        Not Applicable

27.     Financial Data Schedule - For electronic filing purposes only.

                           SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             SYMBOL TECHNOLOGIES, INC.
                             (Registrant)



                             By: s/Jerome Swartz
                                 Jerome Swartz
                                Chairman of the Board



Dated:  March 3, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                           Date


s/Jerome Swartz            Chairman of the             March 3, 1995
  Jerome Swartz            Board and Director
                           (Principal Executive
                           Officer)


s/Jan Lindelow             Director
  Jan Lindelow                                          March 3, 1995


s/Raymond R. Martino       Director                     March 3, 1995
  Raymond R. Martino


s/Harvey P. Mallement      Director                     March 3, 1995
  Harvey P. Mallement


s/Frederic P. Heiman       Director                     March 3, 1995
  Frederic P. Heiman


s/Saul P. Steinberg        Director                     March 3, 1995
  Saul P. Steinberg


s/Lowell C. Freiberg       Director                     March 3, 1995
  Lowell C. Freiberg


s/George Bugliarello       Director                     March 3, 1995
  George Bugliarello

s/Charles Wang             Director                     March 3, 1995
  Charles Wang

s/Thomas G. Amato          Senior Vice President-       March 3, 1995
  Thomas G. Amato          Finance (Chief Financial
                           Officer)

s/Brian T. Burke           Vice President and           March 3, 1995
  Brian T. Burke           Controller (Chief
                           Accounting Officer)

                           SYMBOL TECHNOLOGIES, INC.

                               AND SUBSIDIARIES

                                    ------

                      CONSOLIDATED FINANCIAL STATEMENTS

                 COMPRISING ITEM 8 AND SCHEDULE LISTED IN THE

              INDEX AT ITEM 14(a)2 OF ANNUAL REPORT ON FORM 10-K

              TO SECURITIES AND EXCHANGE COMMISSION FOR THE

              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                        SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                      FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                         I N D E X

                                                                        PAGE

Independent auditors' report                                            F-1

Consolidated financial statements:

      Balance sheets                                                    F-2

      Statements of operations                                          F-3

      Statements of stockholders' equity                                F-4

      Statements of cash flows                                          F-5

      Notes to consolidated financial statements (1-14)    F-6 through F-17

Additional financial information pursuant to the requirements of Form 10-K:

      Schedule:

        VIII - Valuation and qualifying accounts                        S-1


Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Symbol Technologies, Inc.
Bohemia, New York

We have audited the accompanying consolidated balance sheets of Symbol Technologies, Inc. and subsidiaries as of December 31, l994 and l993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index at
Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symbol Technologies, Inc. and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, in 1992 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.


/s/ DELOITTE & TOUCHE LLP

Jericho, New York
February 9, l995

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except stock par value)

                                                 December 31,      December 31,
               ASSETS                                1994             1993

CURRENT ASSETS:
  Cash, including temporary investments of
   $27,874 and $1,326, respectively                 $ 31,389        $  7,499
  Accounts receivable, less allowance for doubtful
   accounts of $7,269 and $5,112, respectively        96,827          90,106
  Inventories, net                                   101,038          82,885
  Deferred income taxes                               23,300          29,166
  Prepaid expenses and other current assets           13,568          10,614


       TOTAL CURRENT ASSETS                          266,122         220,270

PROPERTY, PLANT AND EQUIPMENT, net                    71,705          63,200
INTANGIBLE ASSETS, net                                98,788          99,887
SOFTWARE DEVELOPMENT COSTS, net                       18,558          17,276
OTHER ASSETS                                          19,040          18,982

                                                    $474,213        $419,615


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $ 60,635        $ 56,642
  Current portion of long-term debt                    5,285           2,586
  Income taxes payable                                 1,382           3,283
  Deferred revenue                                     6,840           5,477
  Accrued restructuring costs                            157          10,543


       TOTAL CURRENT LIABILITIES                      74,299          78,531

LONG-TERM DEBT, less current maturities               59,884          62,077

DEFERRED REVENUE                                       3,639           2,981

OTHER LIABILITIES                                     20,224          17,280

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00; authorized
   10,000 shares; none issued or outstanding               -               -
  Common stock, par value $.01; authorized
   40,000 shares; issued 26,719 shares
   and 24,716 shares, respectively                       267             247
  Additional paid-in capital                         234,798         201,885
  Cumulative translation adjustments                  (8,187)         (5,317)
  Retained earnings                                  109,589          74,605
                                                     336,467         271,420
Less:
  Treasury stock at cost, 998 shares and
   717 shares, respectively                          (20,300)        (12,674)
                                                     316,167         258,746

                                                    $474,213        $419,615


            See notes to consolidated financial statements

                     SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  (All amounts in thousands, except per share data)

                                          Year ended December 31,
                                     1994         1993           1992

NET REVENUE                       $465,306      $359,980       $344,940
COST OF REVENUE                    232,889       185,617        173,567
AMORTIZATION OF SOFTWARE
  DEVELOPMENT COSTS                  9,963         6,799          4,398

GROSS PROFIT                       222,454       167,564        166,975

OPERATING EXPENSES:
  Engineering                       36,682        34,788         31,326
  Selling, general and
   administrative                  119,733       106,412        111,362
  Amortization of excess of
   cost over fair value of
   net assets acquired               2,773         2,793          2,697
  Restructuring costs                    -             -         40,933
                                   159,188       143,993        186,318

EARNINGS (LOSS) FROM OPERATIONS     63,266        23,571        (19,343)

OTHER (EXPENSE)/INCOME:
  Other income                           -             -          3,200
  Other expense                          -             -         (4,768)
  Interest income                      352           537            472
  Interest expense                  (5,312)       (4,663)        (2,067)

                                    (4,960)       (4,126)        (3,163)

EARNINGS (LOSS) BEFORE INCOME
 TAXES AND CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE               58,306        19,445        (22,506)

PROVISION (BENEFIT) FOR INCOME
 TAXES                              23,322         7,000         (7,000)

EARNINGS (LOSS) BEFORE
 CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                  34,984        12,445        (15,506)

CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                       -             -            744
NET EARNINGS (LOSS)               $ 34,984      $ 12,445      ($ 16,250)

EARNINGS (LOSS) PER SHARE:
 On Earnings (Loss) before
 Cumulative Effect of
 Accounting Change:
  Primary                            $1.34         $0.50         ($0.65)
  Fully-diluted                      $1.33         $0.50         ($0.65)

 On Cumulative Effect of
 Accounting Change:
  Primary                            $   -         $   -         ($0.03)
  Fully-diluted                      $   -         $   -         ($0.03)

 On Net Earnings (Loss):
  Primary                            $1.34         $0.50         ($0.68)
  Fully-diluted                      $1.33         $0.50         ($0.68)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
  Primary                           26,162        24,661         24,028
  Fully-diluted                     26,392        25,072         24,028

            See notes to consolidated financial statements

                     SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     (All amounts in thousands, except stock par value)

                                 Common Stock
                                $.01 Par Value
                                                    Additional    Cumulative                             Total
                               Shares                Paid-in      Translation   Retained    Treasury   Stockholders'
                               Issued    Amount      Capital      Adjustments   Earnings     Stock       Equity

BALANCE, DECEMBER 31, 1991     23,948     $239       $192,539      ($1,065)     $78,410    ($ 7,332)    $262,791

 Exercise of stock options        375        4          5,044            -            -           -        5,048

 Exercise of warrants              13        -             40            -            -           -           40

 Purchase of treasury shares        -        -              -            -            -      (3,461)      (3,461)

 Translation adjustments            -        -              -       (3,207)           -           -       (3,207)

 Net loss                           -        -              -            -      (16,250)          -      (16,250)


BALANCE, DECEMBER 31, 1992     24,336      243        197,623       (4,272)      62,160     (10,793)     244,961

 Exercise of stock options        376        4          4,239            -            -           -        4,243

 Exercise of warrants               4        -             23            -            -           -           23

 Purchase of treasury shares        -        -              -            -            -      (1,881)      (1,881)

 Translation adjustments            -        -              -       (1,045)           -           -       (1,045)

 Net earnings                       -        -              -            -       12,445           -       12,445


BALANCE, DECEMBER 31, 1993     24,716      247        201,885       (5,317)      74,605     (12,674)     258,746

 Exercise of stock options      1,993       20         32,803            -            -           -       32,823

 Exercise of warrants              10        -            110            -            -           -          110

 Purchase of treasury shares        -        -              -            -            -      (7,626)      (7,626)

 Translation adjustments            -        -              -       (2,870)           -           -       (2,870)

 Net earnings                       -        -              -            -       34,984           -       34,984


BALANCE, DECEMBER 31, 1994     26,719     $267       $234,798      ($8,187)    $109,589    ($20,300)    $316,167

                      See notes to consolidated financial statements

                      SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (All amounts in thousands)

                                                Year ended December 31,
                                           1994          1993          1992

Cash flows from operating activities:
 Net earnings (loss)                     $34,984      $ 12,445      ($16,250)
 Adjustments to reconcile
 net earnings (loss)
  to net cash from operating activities:
 Cumulative effect of accounting change        -             -           744
 Depreciation and amortization of
  property, plant and equipment            15,263        12,671        15,240
 Other amortization                        13,756        13,576        10,040
 Provision for losses on accounts
  receivable                                2,336         1,823         2,119
 Deferred income taxes                      5,854         1,906       (18,560)
Changes in assets and liabilities, net of
 effects from acquisitions:
  Accounts receivable                     (10,614)      (13,610)      (16,829)
  Inventories                             (18,914)      (22,195)        2,365
  Prepaid expenses and other current
   assets                                  (2,954)       (3,530)        2,837
  Software development cost               (11,245)       (5,590)       (9,058)
  Intangible assets                        (2,289)       (1,862)       (4,938)
  Other assets                               (463)       (6,458)       (7,321)
  Accounts payable and accrued expenses     3,389        18,104         1,604
  Income taxes payable                     (1,901)       (3,016)        3,849
  Accrued restructuring costs             (10,386)      (23,985)       34,528
  Other liabilities and deferred revenue    4,977        (3,671)        2,774

Net cash provided by (used in)
 operating activites                       21,793       (23,392)        3,144

Cash flows from investing activities:
  Expenditures for property, plant
  and equipment                           (24,790)      (18,084)      (14,974)
  Other investing activities, net             720           186           170

Net cash used in investing
 activities                               (24,070)      (17,898)      (14,804)

Cash flows from financing activities:
  Proceeds from issuance of notes payable   3,000        50,000         7,500
  Principal repayments of notes payable
   and long-term debt                      (2,494)      (10,065)       (6,860)
  Exercise of stock options and
   warrants                                32,933         4,266         5,088
  Purchase of treasury shares              (7,626)       (1,881)       (3,461)

Net cash provided by financing
 activities                                25,813        42,320         2,267

Effects of exchange rate changes on cash      354          (398)       (1,043)
Net increase (decrease) in cash and
temporary investments                      23,890           632       (10,436)

Cash and temporary investments,
 beginning of year                          7,499         6,867        17,303

Cash and temporary investments, end
 of year                                 $ 31,389      $  7,499      $  6,867

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                               $  5,177      $  5,172      $  1,983
  Income taxes                           $  7,513      $  4,714      $  2,711


                     See notes to consolidated financial statements

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992





1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.    Principles of Consolidation

The consolidated financial statements include the accounts of Symbol Technologies, Inc. and its subsidiaries (the "Company"), substantially all of which are wholly-owned. Significant intercompany transactions and balances have been eliminated in consolidation.

b.    Temporary Investments

Temporary investments include highly liquid investments with original maturities of three months or less and consist of money market funds and time deposits at December 31, 1994, and 1993. Temporary investments are stated at cost, which approximates market value. These investments are not subject to significant market risk.

c.    Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

d.    Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation and amortization is provided on a straight-line basis over the following estimated useful lives:

Buildings and improvements                          15 to 40 years
Machinery and equipment                              2 to  5 years
Furniture, fixtures and office equipment             5 to 10 years
Leasehold improvements (limited to terms
                          of the leases)             2 to 10 years


e.    Intangible Assets

The excess of cost over fair value of net assets acquired is generally being amortized on the straight-line method over 40 years.

Patents and trademarks, including costs incurred in connection with the protection of patents, are amortized over their estimated useful lives, not exceeding 17 years, using the straight-line method.


f.    Software Development Costs

The Company capitalizes costs incurred for internally developed product software where economic and technological feasibility has been established and for qualifying purchased product software. Capitalized software costs are amortized on a straight-line basis over the estimated useful product lives (normally three years).

g.    Research and Development Expenses

The Company expenses all research and development costs as incurred. The Company incurred research and development expenses of approximately $16,678,000, $16,258,000, and $13,581,000, for the years ended December 31,
1994, 1993 and 1992, respectively, which are classified in engineering expenses.


h.    Revenue Recognition

Revenue for sales of the Company's products is recognized upon shipment. In conjunction with these sales, field service maintenance agreements are sold for certain products. When such revenue is recorded prior to providing repair and maintenance service, it is deferred and recognized over the term of the related agreements.

i.    Income Taxes

In 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Investment, research and development and other tax credits are accounted for by the flow-through method.

The cumulative amount of undistributed earnings of foreign subsidiaries at December 31,l994 approximates $9,322,000. The Company does not provide deferred taxes on undistributed earnings of foreign subsidiaries since the Company anticipates no significant incremental U.S. income taxes on the repatriation of these earnings as tax rates in foreign jurisdictions generally approximate or exceed the U.S. Federal rate.

j.    Earnings Per Share

Primary and fully-diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. In 1992, weighted average common stock equivalents were excluded from the loss per share calculation as their inclusion would have been anti-dilutive.

k.    Foreign Currency Translation and Transactions

Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Results of operations are translated using the average exchange rates prevailing throughout the year. Gains and losses from foreign currency transactions are included in net earnings for the year and are not material. Exchange rate changes arising from translation are included in the cumulative translation adjustments component ofstockholders' equity.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into foreign currency forward exchange contracts to hedge a portion of its intercompany accounts receivable transactions. The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to exchange rate risk because gains and losses on these contracts offset losses and gains on the related intercompany receivables being hedged.

As of December 31, 1994, the Company had no material forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts.

2.    INVENTORIES
                                           December 31,    December 31,
                                               l994            1993
                                                  (in thousands)

Raw materials                               $ 46,442          $ 48,463
Work-in-process                                8,485             4,887
Finished goods                                46,111            29,535
                                            $101,038          $ 82,885


3.    PROPERTY, PLANT AND EQUIPMENT

                                           December 31,    December 31,
                                               l994            1993
                                                  (in thousands)

Land                                        $  4,999          $  4,869
Buildings and improvements                    13,635            12,781
Machinery and equipment                       62,830            57,883
Furniture, fixtures and office
 equipment                                    34,640            30,089
Leasehold improvements                         9,092             5,572
Assets held for sale                           4,723             4,723
                                             129,919           115,917
Less: Accumulated depreciation and
 amortization                                 58,214            52,717

                                            $ 71,705          $ 63,200

Assets held for sale, stated at the lower of cost or estimated realizable value, include land and a building in Costa Mesa, California, that will be sold as a result of the consolidation and restructuring discussed in Note 7. The Company has entered into a contract for the sale of these properties to the party that currently leases the facility. The lease expires in June 1995 and the Company anticipates that the sale will be completed in June 1995, upon expiration of the lease.


4.    INTANGIBLE ASSETS

                                           December 31,   December 31,
                                               l994           1993
                                                 (in thousands)

Excess of cost over fair value of
 net assets acquired                        $102,695          $102,695
Patents, trademarks and purchased
 technologies                                 18,666            16,264
Executive retirement plan
 unrecognized prior service
 costs                                         1,173             1,286
                                             122,534           120,245

Less: Accumulated amortization                23,746            20,358

                                            $ 98,788          $ 99,887

5.    SOFTWARE DEVELOPMENT COSTS

                                         Year Ended December 31,

                                      l994         1993           1992
                                              (in thousands)

Beginning of year                   $17,276      $18,485        $13,825
Amounts capitalized                  11,245        5,590          9,058
                                     28,521       24,075         22,883

Less: Amortization                    9,963        6,799          4,398
End of year                         $18,558      $17,276        $18,485


6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                           December 31,    December 31,
                                               l994            1993
                                                  (in thousands)

Accounts payable                            $24,192           $29,261
Accrued payroll, bonuses, fringe
 benefits and payroll taxes                  21,208            13,286
Other accrued expenses                       15,235            14,095
                                            $60,635           $56,642



7.    RESTRUCTURING COSTS

In December 1992 the Company announced a program to restructure its operations by consolidating engineering and manufacturing operations and streamlining the sales, marketing and finance and administrative departments along functional lines. A pre-tax charge of $34,933,000 was accrued to cover costs of the program including associate severance and related costs, lease terminations, transfer of manufacturing and engineering operations and losses on asset dispositions.

In August 1992 the Company implemented a workforce reduction designed to reduce costs and improve operating efficiencies. Pre-tax costs of $6,000,000, principally for associate severance and other related costs, were recorded in connection with this program.

8.    LONG-TERM DEBT
                                           December 31,    December 31,
                                               1994            1993
                                                  (in thousands)

Senior Notes (a)                             $50,000          $50,000
Industrial Development Bonds (b)              11,844           14,213
State Loan (c)                                 3,000                -
Other                                            325              450
                                              65,169           64,663

Less: Current maturities                       5,285            2,586
                                             $59,884          $62,077

(a) In March 1993 the Company issued $25,000,000 of its 7.76 percent Series A Senior Notes due February 15, 2003, and $25,000,000 of its 7.76 percent Series B Senior Notes due February 15, 2003, to four insurance companies. The Series A Senior Notes will be repaid in equal annual installments beginning in February 1995. The Series B Senior Notes will be repaid in equal annual installments beginning in February 1997. Interest is payable quarterly for these Notes. The financing agreements contain certain covenants regarding the maintenance of a minimum level of tangible net worth, as well as certain financial ratios, as defined, and certain restrictions including limitations on indebtedness.

(b) Borrowings under the Industrial Development Bond financings accrue interest at the rate of 8.95 percent, payable quarterly, and the loan is being repaid in equal annual installments of $2,368,000 which began in October 1992. The Company's principal New York facilities are pledged as collateral for this debt. The financing agreements contain certain covenants regarding the maintenance of a minimum level of tangible net worth and working capital, as well as certain financial ratios, as defined, and limitations on investments, dividends and indebtedness.

(c) In 1994, the Company received a $3,000,000 loan from an agency of New York State. The loan bears interest at 1.0 percent, payable monthly, and the principal is to be repaid in one installment in 2001. The interest rate is subject to a covenant requiring a minimum level of full time permanent employees.

Based on the borrowing rates currently available to the Company for bank loans with similar terms, the fair value of Senior Notes and Industrial Development Bonds approximates the carrying value. The fair value of the State Loan as of December31, 1994, is approximately $1,700,000.

Long-term debt maturities are:

            Year ending December 31,                       (in thousands)

                    1995                                      $ 5,285
                    1996                                        5,197
                    1997                                        8,773
                    1998                                        8,763
                    1999                                        8,721
                  Thereafter                                   28,430
                                                              $65,169

9.    INCOME TAXES

The provision/(benefit) for income taxes consists of:


                                    Year Ended December 31,

                              1994           1993           1992
                                        (in thousands)
Current:
  Federal                    $11,067       $ 3,270        $ 4,036
  State and local              3,168         1,177          1,091
  Foreign                      3,233           647          2,386
                              17,468         5,094          7,513

Deferred:
  Federal                      4,714         1,481        (11,648)
  State and local              1,246           233         (2,589)
  Foreign                       (106)          192           (276)
                               5,854         1,906        (14,513)
  Total Provision/(Benefit)
   for Income Taxes          $23,322       $ 7,000       ($ 7,000)


As described in Note 1, the Company adopted SFAS 109 during 1992. This accounting change resulted in a restatement of the Company's deferred tax accounts as of January 1, 1992, which resulted in a charge of $744,000 ($0.03 per share) which is reflected as a cumulative effect of accounting change in the Company's consolidated statement of operations. Additionally, the adoption of SFAS 109 resulted in an increase in the income tax benefit recognized during 1992 and, therefore, a decrease in the loss before cumulative effect of accounting change of $9,110,000 ($0.38 per share).

A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate is:
                                             Year Ended December 31,
                                       1994           1993           1992

Statutory U.S. Federal
 rate                                   35.0%         34.0%         (34.0)%
State taxes, net of
 Federal tax effect                      4.9           4.8           (4.0)
Tax credits                             (4.6)         (7.3)             -
Tax-exempt interest income                 -             -           (0.3)
Amortization of excess of
 cost over fair value of
 net assets acquired                     1.5           4.9            4.1
Exempt income of foreign
 sales corporation                      (1.1)         (2.3)             -
Income of foreign subsi-
 diaries taxed at higher
 tax rates                               1.1           1.8            1.9
Losses of foreign subsi-
 diaries for which no
 benefit is recognized                     -             -            1.5
Release of excess reserves
 for contingencies                         -             -           (4.8)
Settlement of lawsuits                     -             -            1.2
Other, net                               3.2           0.1            3.3

                                        40.0%         36.0%         (31.1)%

At December 31, 1994, 1993 and 1992, other liabilities include deferred income taxes of $9,690,000, $7,236,000 and $6,893,000, respectively. The deferred tax assets and liabilities at December 31, 1994, 1993 and 1992, respectively, are comprised of:


                                   Year Ended December 31,
                      1994                  1993                   1992

                  Deferred Tax           Deferred Tax          Deferred Tax
            Assets/(Liabilities)   Assets/(Liabilities)  Assets/(Liabilities)
                                       (in thousands)

Receivables          $ 4,977               $ 3,405                $ 3,043
Inventory              6,249                11,677                  8,094
Net investment in
 sales-type leases    (2,245)               (1,722)                  (817)
Accrued compensation
 and associate
 benefits              3,739                 3,307                  2,153
Other accrued
 liabilities           3,382                 3,037                  2,469
Accrued restructuring
 costs                    61                 4,338                 13,807
Deferred revenue
 - current             2,296                 1,902                  1,324
Deferred revenue
 - long term           1,511                 1,204                    379
Deferred patent
 and product
 development costs   (10,427)               (9,809)                (9,854)
Property, plant and
 equipment            (1,492)               (1,851)                (1,664)
Investments            1,338                 1,181                    390

Cumulative translation
 adjustments             945                 3,411                  2,731
Tax credit
 carryforwards         3,410                 2,163                  2,071
Other, net               680                   350                  1,106
                      14,424                22,593                 25,232
Less: Valuation
 allowance               814                   663                    560

Net Deferred Taxes   $13,610               $21,930                $24,672


The valuation allowance increased by $151,000 during 1994 and by $103,000 during 1993. The valuation allowance decreased $45,000 in 1992. The valuation allowance relates to state investment tax credit carryforwards which are likely to be subject to recapture and which are likely to expire unutilized. No other valuation allowances for deferred tax assets are necessary due to the Company's history of profitability and anticipated future profitability.

10.   COMMITMENTS AND CONTINGENCIES

a.    Lease Agreements

Future minimum annual rental payments required under noncancellable operating leases are:
            Year ending December 31,          (in thousands)

                     1995                         $ 4,904
                     1996                           3,993
                     1997                           3,446
                     1998                           2,432
                     1999                           1,386
                  Thereafter                        1,249
                                                  $17,410

Rent expense under substantially all operating leases was $5,673,000, $5,465,000, and $4,734,000 for the years ended December 31, 1994, 1993 and
1992, respectively.


b.    Credit Facilities

The Company has loan agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling $30,000,000. As of December 31, 1994, and 1993, the Company had no outstanding borrowings under these
lines.   Such borrowings would bear interest at the respective bank's cost of funds rate, which approximated 6% at December 31, 1994. These agreements expire between June 30, 1995, and December 31, 1995.

c.    Capital Expenditures

The Company has an agreement to acquire a forty acre parcel of land in Suffolk County, New York for $5,000,000. The Company does not intend to commence construction of a corporate headquarters and manufacturing facility on this site before the end of 1995.

d.   Employment Contracts

The Company has executed employment contracts with certain senior executives that vary in length for which the Company has a minimum commitment aggregating approximately $3,625,000 at December 31, 1994.

e.    Legal Matters

The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will have no material adverse effect on the Company's consolidated financial position or results of operations.

In March 1993, the Company and certain of its officers received a purported first Consolidated Amended Class Action Complaint in the action entitled In re. Symbol Technologies Class Action Litigation ("First Complaint") in the Eastern District of New York which essentially asserted the same alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as had been contained in six separate purported class action suits previously filed, and alleged a class period of March 17, 1992, through September 14, 1992. Defendants moved to dismiss the First Complaint for failure to state a cause of action and for failure to allege fraud with particularity. On September 14, 1993, the Court granted defendants' motion and dismissed the First Complaint. However, the Court granted plaintiffs leave to file a new complaint within 30 days. On October 14, 1993, a Second Consolidated Amended Class Action Complaint ("Second Complaint") was served. It alleges essentially similar violations as had the prior complaints but alleges a class period from June 8, 1992, to September 14, 1992. Defendants moved to dismiss the Second Complaint and such motion is currently pending before the Court. The Company believes that the litigation is without merit and intends to defend it vigorously.

During 1989 and 1990, the Company, its directors and certain of its officers were named as defendants in shareholder class action and derivative lawsuits inconnection with complaints principally alleging violations of federal securities laws and misrepresentations regarding the Company's August 1989 sale of Common Stock and statements made to the investing public. On March 3, 1992, the Company agreed to settle the lawsuits. A settlement fund of $11,500,000, which was comprised of $7,250,000 of cash and six-year warrants valued at $4,250,000, had to be created to settle the litigation. The $7,250,000 cash portion of the settlement has been provided by an unaffiliated insurance company. In January 1994, the Company exercised its option of paying $4,250,000 in cash in lieu of issuing the warrants. This liability was included in accounts payable and accrued expenses at December 31, 1993.


11.   STOCKHOLDERS' EQUITY

a.    Stock Option Plans

There are a total of 4,828,000 shares of Common Stock reserved for issuance under the Company's stock option plans at December 31, 1994.

A summary of changes in the stock option plans is:

                                                        Shares Under Option
                                                                   Number of
                                                  Option Price      Shares
                                                   per Share    (in thousands)


Shares under option at December 31, 1992                              4,611

     Granted                                    $12.00 to $18.25      1,287
     Exercised                                  $ 5.50 to $14.88       (376)
     Cancelled                                  $ 7.63 to $23.75       (356)

   Shares under option at December 31, 1993                           5,166

     Granted                                    $ 9.00 to $29.88        626
     Exercised                                  $ 5.50 to $23.75     (1,993)
     Cancelled                                  $ 8.00 to $23.75       (219)

   Shares under option at December 31, 1994                           3,580

   Shares exercisable at December 31, 1994      $ 5.50 to $23.75      1,419

At December 31, l994, an aggregate of 1,248,000 shares remain available for grant under the stock option plans (1,000,000 of which are subject to shareholder approval in May 1995). The tax benefits arising from stock option exercises during the years ended December 31, 1994, 1993 and 1992, in the amount of $14,066,000, $1,062,000 and $1,460,000, respectively, were recorded in stockholders' equity as additional paid-in capital.

b.    Treasury Stock

Treasury stock is comprised of 596,000 shares of Common Stock purchased for a total of $14,958,000 from certain officers related to the exercise of stock options and 402,000 shares purchased in open market transactions at a total of $5,342,000 pursuant to the stock repurchase program authorized by the Board of Directors on May4, 1992.


c.    Stock Purchase Warrants

The following table indicates the number of common shares issuable upon exercise and exercise price per share of all outstanding Directors' warrants as of December 31,1994:

  Exercisable     Number of Shares       Exercise Price      Shares Vested
     to       Issuable Upon Exercise      per Share      at December 31, 1994

    1997             35,000                  $11.00            35,000
    2000             39,000            $ 8.13 to $15.50        39,000
    2004             20,000            $25.25 to $27.75             -
                     94,000                                    74,000


12.   ASSOCIATE BENEFIT PLANS

a.    Profit Sharing Retirement Plan

The Company maintains a 401(k) profit sharing retirement plan for all U.S. associates meeting certain service requirements. The Company contributes monthly 50% of associates' contributions up to a maximum of 6% of annual compensation. Plan expense for the years ended December 31, 1994, 1993 and 1992 was $2,559,000, $2,336,000 and $2,358,000, respectively.

b.    Health Benefits

The Company pays substantially all costs incurred in connection with providing associate health benefits through a program administered by an insurance company. Such costs amounted to $8,536,000, $10,275,000 and $8,905,000, for the years ended December 31, 1994, 1993 and 1992, repectively.

c.    Executive Retirement Plan

The Company maintains an Executive Retirement Plan (the "Plan") in which certain highly compensated associates are eligible to participate. Participants are selected by a committee of the Board of Directors. Benefits vest after five years of service and are based on a percentage of average compensation for the three years immediately preceding termination of the participant's full-time employment. As of December 31, 1994, 12 officers were participants in the Plan. The Company's obligations under the Plan are not funded apart from the Company's general assets. The Company's funding policy is to set aside assets for the Plan based on the annual net periodic pension expense. The funded assets are classified in other assets.

Plan costs are:

                                                  Year Ended December 31,
                                             1994           1993      1992
                                                      (in thousands)

  Service cost - benefits earned during
   the period                              $  543         $  513        $  708
  Interest cost on projected benefit
   obligation                                 624            488           530
  Amortization of unfunded prior service
   costs and unrecognized loss                130            150           303

  Net periodic pension expense             $1,297         $1,151        $1,541



The Plan's funded status is as follows:

                                           December 31,  December 31,
                                              1994           1993
                                                (in thousands)

Accumulated benefit obligation              $5,496          $5,007

Projected benefit obligation               ($7,830)        ($7,003)
Unrecognized net loss                          963           1,120
Unrecognized prior service costs             1,173           1,286
Accrued pension costs                      ($5,694)        ($4,597)


The Plan had $4,906,000 and $4,578,000 of vested benefit obligations at December 31, 1994, and 1993, respectively. The projected benefit obligation at December 31, 1994, 1993 and 1992 was determined using an assumed weighted average discount rate of 8.0 percent, 7.0 percent and 7.0 percent, respectively, and an assumed increase in the long-term rate of compensation of 5.0 percent, 5.0 percent and 5.0 percent,respectively.

13.  OPERATIONS BY GEOGRAPHIC AREA

The Company is engaged in one industry, specifically, the design, manufacture and marketing of bar code reading equipment, portable data collection systems and radio frequency data communications products. Operations in this business segment are summarized below by geographic area. The Company's operations in Western Europe generally consist of selling and performing field service maintenance on products designed and manufactured primarily in the United States.

                       North     Western
                       America    Europe     Other  Eliminations Consolidated
                                                 (in thousands)
Year ended
December 31, l994:

Sales to unaffiliated
  customers            $298,217  $141,090   $25,999   $    -      $465,306
Transfers between
  geographic areas       97,981       -         -      (97,981)       -

    Total net revenue  $396,198  $141,090   $25,999   ($97,981)   $465,306

Earnings before
 provision for income
 taxes                 $ 46,502  $  4,783   $   836   $  6,185    $ 58,306

Identifiable assets    $296,530  $ 62,839   $ 3,217   $      -    $362,586

Corporate assets                                                   111,627

     Total assets                                                 $474,213


Year ended
December 31, 1993:

Sales to unaffiliated
  customers             $247,448  $ 98,188   $14,344   $      -    $359,980
Transfers between
  geographic areas        56,244         -         -    (56,244)          -

    Total net revenue   $303,692  $ 98,188   $14,344   ($56,244)   $359,980

Earnings before
  provision for income
  taxes                 $ 18,152  $  1,062   $   180   $     51    $ 19,445
identifiable assets     $274,032  $ 50,919   $ 1,738   $      -    $326,689

Corporate assets                                                     92,926

      Total assets                                                 $419,615


Year ended
December 31, 1992:

Sales to unaffiliated
  customers             $223,427  $106,794   $14,719   $      -    $344,940
Transfers between
  geographic areas        66,692         -         -    (66,692)          -

    Total net revenue   $290,119  $106,794   $14,719   ($66,692)   $344,940

(Loss) Earnings before
 benefit for income
 taxes                  $(15,406) $  4,141   $  (652)  ($10,589)   ($22,506)

Identifiable assets     $232,868  $ 49,792   $ 1,449   $      -    $284,109

Corporate assets                                                     94,557

     Total assets                                                  $378,666

In determining earnings before provision for income taxes for each geographic area, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company. Certain U.S. operating expenses are allocated between geographic areas based upon the percentage of geographic area revenue to total revenue. This allocation has the effect of reducing reported European and other operating profit.

Identifiable assets are those tangible and intangible assets used in operations in each geographic area. Corporate assets are principally temporary investments and the excess of cost over fair value of net assets acquired.

The Company's export sales, primarily to Europe, approximated $167,089,000, $112,532,000 and $121,513,000 for the years ended December 31, 1994, 1993 and
1992, respectively.

The Company has customers in the retail industry which accounted for approximately $38,895,000 in accounts receivable at December 31, 1994.
The carrying amounts of accounts receivable approximate fair value because of the short maturity of these instruments.

14.   SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth unaudited quarterly financial information for the years ended December 31, 1994 and 1993:


                                             Quarter Ended
                             March 31     June 30   September 30 December 31
                              (in thousands, except per share amounts)

Year Ended
December 31, 1994:

Net revenue                   $103,668    $113,423    $124,433    $123,782
Gross profit                    49,465      54,168      59,575      59,246
Net earnings                     6,656       8,397      10,295       9,636
Primary and Fully-
 diluted earnings
 per share:                      $0.26       $0.32       $0.39       $0.36


Year Ended
December 31, 1993:

Net revenue                    $83,719     $89,936     $92,378     $93,947
Gross profit                    38,185      41,523      43,133      44,723
Net earnings                       727       2,249       4,625       4,844
Primary and Fully-
 diluted earnings
 per share:                      $0.03       $0.09       $0.19       $0.19


The Company accounts for interim inventories using the gross profit method. The results of operations in the quarters ended December 31, 1994, and 1993 reflect adjustment of gross profit estimates based upon the actual physical inventory valuation.

The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

                                      SCHEDULE VIII

                        SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                             VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                              (All amounts in thousands)



COLUMN A        COLUMN B          COLUMN C          COLUMN D        COLUMN E
                                     Additions
                                   (1)        (2)
                Balance at   Charged to  Charged                     Balance
                beginning    cost and   to other                    at end
Description     of year      expenses   accounts   Deductions       of year

Allowance for doubtful
  accounts:


December 31,
 l994             $5,112      $2,336       $  -        $  179 (a)    $7,269

December 31,
 1993             $4,893      $1,823       $  -        $1,604 (a)    $5,112

December 31,
 1992             $4,181      $2,119       $  -        $1,407 (a)    $4,893



(a) Uncollectible accounts written off.

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

               __________________________________

                          ANNUAL REPORT

                               ON

                            FORM 10-K

                      FOR FISCAL YEAR ENDED

                        DECEMBER 31, 1994

                _________________________________

                    SYMBOL TECHNOLOGIES, INC.

                            EXHIBITS

3.      Exhibits

Exhibit

3.1     Certificate of Incorporation of Symbol
        Technologies, Inc.  (Incorporated by
        reference to Exhibit 3.1 to the Form
        8-B Registration No. 0-9028, filed
        with the Commission on November 23,
        1987 (the "Form 8-B").)

3.2     By-laws of the Company as currently in
        effect.  (Incorporated by reference to
        Exhibit 3.2 to the Company's Annual
        Report on Form 10-K for the fiscal
        year ended December 31, 1988 (the
        "December 1988 Form l0-K").)

4.1     Form of Certificate for Shares of the
        Common Stock of the Company.
        (Incorporated by reference to Exhibit
        4.1 of the Form 8-B.)

10.1 1991 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991
        (the "1991 Form 10-K").)

10.2    1990 Non-Executive Stock Option Plan
        as amended. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-78622 on Form S-8.)

10.3    1987 Consultant Stock Option Plan,
        as amended. (Incorporated by reference to Exhibit 10.3 of the 1991 Form 10-K.)

10.4    Employment Agreement by and between
        the Company and Jerome Swartz,
        dated as of July 1, 1990. (Incorporated by reference to Exhibit 10.5 of the Company's Annual
        Report on Form 10-K for the fiscal year ended
        December 31, 1990 (the "1990 Form 10-K").)

10.5    Employment Agreement by and between
        the Company and Frederic P. Heiman,
        dated as of July 1, 1990. (Incorporated by reference to Exhibit 10.8 of the 1990
        Form 10-K.)

10.6 Employment Agreement by and between the Company and Tomo Razmilovic, dated as of June 1, 1993 and an Employment Agreement by and between Symbol Technologies Limited and Tomo Razmilovic, dated as of June 1, 1993. (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.7    Employment Agreement by and between the Company and Jan
        Lindelow, dated as of June 12, 1994.

10.8    Employment Agreement by and between
        the Company and Raymond Martino, dated
        as of June 12, 1994.

10.9    Form of 1997 Stock Purchase Warrant
        issued to directors.  (Incorporated by
        reference to Exhibit 10.12 to the
        Company's Annual Report on Form 10-K
        for the fiscal year ended June 30,
        1988.)

10.10 Form of 2000 Stock Purchase Warrant issued to directors. (Incorporated by reference to Exhibit 10.11 to the 1991 Form 10-K.)

10.11 1994 Directors Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration
        Statement No. 33-78678 on Form S-8.)

10.12   Summary of Profit Sharing Bonus Plan.
        (Incorporated by reference to Exhibit
        10.22 to the December 1988 Form 10-K.)

10.13   Executive Retirement Plan, as amended.
        (Incorporated by reference to Exhibit
        10.14 to the Company's Annual Report on
        Form 10-K for the fiscal year ended
        December 31, 1989 (the "1989 Form
        10-K").)

10.14   Lease Agreement and Amended and
        Restated Lease Agreement dated as of
        October 1, 1989 between Suffolk County
        Industrial Development Agency and
        Symbol Technologies, Inc.
        (Incorporated by reference to Exhibit
        10.15 to the 1989 Form 10-K.)

10.15 Form of Note Agreements dated as of February 15, 1993 relating to the Company's 7.76% Series A and Series B Senior Notes due February 15, 2003 (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

21.     Subsidiaries.

23.     Consent of Deloitte & Touche

(b)     Reports on Form 8-K

        Not Applicable

27.     Financial Data Schedule - For electronic filing purposes only.

                          EXHIBIT 10.7

                      EMPLOYMENT AGREEMENT


          EMPLOYMENT AGREEMENT (the "Agreement") made as of the 12th day of June, 1994 by and between SYMBOL TECHNOLOGIES, INC., a Delaware corporation (the "Corporation"), and JAN LINDELOW, (the
"Executive").

W I T N E S S E T H

               WHEREAS, the Corporation desires to employ the Executive and the Executive desires to be employed by the Corporation in the manner and on the terms and conditions hereinafter set forth.

          NOW, THEREFORE, in consideration of the premises and of the mutual and dependent agreements and covenants herein set forth, the parties hereto agree as follows:

          1.   EMPLOYMENT

          The Corporation hereby agrees to employ the Executive as its President and Chief Operating Officer ("Employment"), and the Executive hereby agrees to accept such Employment and to render services to the Corporation and its subsidiaries, divisions and affiliates for the period and on the terms and conditions set forth in this Agreement. The Corporation hereby agrees to use its best efforts, undertaken in good faith, to ensure that the Executive shall be elected a director by the Board of Directors of the Corporation at its next meeting (and in no event later than June 20, 1994) and nominated by the Board of Directors for reelection by the shareholders of the Corporation at the next annual meeting of shareholders and that he shall remain a director of the Corporation during the period of his Employment under this Agreement; provided, however, that, except as otherwise provided in subsection 12(b)(3) in the event that the Executive is not elected at any time during his Employment under this Agreement, such fact in and of itself shall not serve to accelerate, decrease, increase or otherwise enlarge the benefits to which the Executive shall be entitled under this Agreement.

          2.   TERM

          The Executive's Employment under this Agreement shall be for a term of five (5) years, commencing as of July 1, 1994 and ending on June 30, 1999; provided, however, that the term of the Executive's actual Employment hereunder shall at all times be subject to earlier termination in accordance with the provisions of section 12 hereof.

          3.   DUTIES

          (a) So long as the Executive's Employment under this Agreement shall continue, the Executive shall, subject to periods of illness, vacation and other excused absences, devote his entire business time, attention, and energies to the affairs of the Corporation and its subsidiaries, divisions and affiliates, use his best efforts to promote its and their best interests and perform such executive duties as may be assigned to him by the Chief Executive Officer of the Corporation; provided, however, that such executive duties shall be consistent with the position of President and Chief Operating Officer of the Corporation as such duties exist as of the date hereof.

          (b) So long as the Executive's Employment under this Agreement shall continue, the Executive shall, if elected or appointed, serve as an executive officer and/or director of the Corporation and of any subsidiary, division or affiliate of the Corporation and shall hold, without any compensation other than that provided for in this Agreement, the offices in the Corporation and in any such subsidiary, division or affiliate to which he may, at any time or from time to time, be elected or appointed.
          4.   COMPENSATION

          (a) The Corporation hereby agrees to pay to the Executive, and the Executive hereby agrees to accept, as compensation for services rendered under this Agreement, a base salary at the rate of four hundred thirty-seven thousand five hundred Dollars ($437,500) per annum for the period ending December 31, 1995 payable at such intervals as the Corporation customarily pays the salaries of its executive officers. Effective January 1, 1996 and each January 1st thereafter, the Executive and the Corporation shall negotiate, in good faith, with respect to increasing said base salary for an additional one year period in an amount mutually satisfactory to the Corporation and the Executive.

          (b) In addition to the base salary provided for in subsection 4(a) above, the Executive shall participate in the Corporation's profit sharing bonus plan and thereby be entitled to receive an annual bonus for each fiscal year during the term of this Agreement in the amounts determined pursuant to such plan.
The target amount of the Executive's bonus under said plan shall be 100% of his base salary actually earned in each fiscal year. The target bonus for 1994 shall be guaranteed by the Corporation which guaranteed amount shall be paid to the Executive upon commencement of his employment with the Corporation. Fifty percent of the target bonus for 1995 shall be guaranteed by the Corporation. Payment of the bonus provided herein (other than 1994's guaranteed portion) shall be paid to the Executive no later than ninety (90) days after the completion of each fiscal year.

          (c) During the term of this Agreement, the Executive shall participate in the Corporation's Executive Retirement Plan.
The Executive acknowledges that he has previously been provided with a copy of said plan.

          (d) In addition to the foregoing, it is hereby agreed that the Corporation shall, at its sole expense, provide and the Executive shall be entitled to receive, during his Employment hereunder, the employee fringe benefits provided by the Corporation, from time to time, to its executive officers, including, but not limited to, benefits relating to life, medical and disability insurance, vacation time, and participation in the Corporation's Section 401(k) Plan; provided, however, that as used in this Agreement, the term employee fringe benefits' shall not include any salary or other bonus plan, except as set forth in this Agreement.

          (e) As a bonus for entering into this Agreement and to compensate the Executive for a portion of the compensation he will be forfeiting from his prior employer, the Corporation will pay the Executive $111,750 within ten (10) days after the date he first commences Employment with the Corporation and $111,750 payable on the earlier of (i) the date of the termination of his Employment or
(ii) March 1, 1995.

          5.   AUTOMOBILE

          During the period of the Executive's Employment under this Agreement, the Corporation shall either (i) make available to the Executive the use of an automobile, with a lease allotment of up to $1,000 per month as well as gasoline, maintenance and insurance expenses associated with such automobile or (ii) reimburse the Executive for comparable automobile expenses if the Executive chooses to lease his own automobile.

          6.   EXPENSES; OPTIONS

          (a) The Corporation shall pay or reimburse the Executive for all reasonable travel and other expenses incurred or paid by him in connection with the performance of his duties under this Agreement, upon presentation to the Corporation of expense statements or vouchers and such other supporting documentation as it may, from time to time, reasonably require; provided, however, that the maximum amount available for such expenses may, at any time or from time to time, be fixed in advance for executive officers by the Board of Directors of the Corporation.

          (b)(1) The Corporation agrees, as promptly as practicable to cause the award to the Executive by the Compensation/Stock Option Committee of the Board of Directors of the Corporation, subject to shareholder approval as required, of stock options to purchase 250,000 shares of the Corporation's Common Stock (50,000 of which shall be a bonus for entering into this Agreement). All of the above options shall be at an exercise price equal to the closing price of the Corporation's Common Stock on the later of (i) date of the award thereof, or (ii) the date the Executive first commences employment (including part-time) with the Corporation. These options shall have a term of ten years; 25% of these options shall vest July 1, 1996 and 25% of these options shall vest on each of the next three consecutive anniversary dates of that date. The Executive acknowledges that he has been provided with a summary of the provisions of the Corporation's stock option plan.

             (2) In the event that for any reason the options or any portion thereof to be granted pursuant to subsection 6(b)(1) are not issued or the stockholders of the Corporation do not approve at the next annual meeting of stockholders an amendment to the stock option plan increasing the number of stock options available for grant to an amount sufficient to cover the total options granted pursuant to this Agreement, unless the Corporation and the Executive enter into an arrangement satisfactory to the Executive which provides him with economic benefits comparable to those he would have obtained from the options provided herein, then the Executive will be deemed to have been granted stock appreciation rights equal to the number of stock options not approved by the stockholders or not issued. The Executive shall be entitled to payment by the Corporation of an amount equal to the difference between the closing price of the Corporation's Common Stock at the time of exercise less the closing price of the Corporation's Common Stock provided in subsection 6(b)(1) above multiplied by the number of stock appreciation rights granted. All vesting and rights to exercise stock appreciation rights granted pursuant to this subsection shall conform to the vesting and exercise rights of stock options that would have been granted pursuant to subsection 6(b)(1) above.

             (3) Furthermore, in December 1995 and on a biennial basis thereafter the Executive shall be eligible to be awarded additional options subject to satisfactory job performance. All such options shall be at an exercise price equal to the closing price of the Corporation's Common Stock on the date of award and shall otherwise contain terms and conditions similar to those options referred to in subsection 6(b)(1) hereof.

          (c) All outstanding options to purchase shares of Common Stock of the Corporation awarded to the Executive during the term of this Agreement shall vest regardless of any conditions precedent to the vesting of such options (such as the passage of time) if and when there is a change in control of the Corporation as hereafter defined. As used in this Agreement, a change in control of the Corporation shall mean a change in control of a nature that would be required to be reported in response to Item 1 of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"); provided, that, without limitation, such a change in control shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than the Corporation or any "person" who on the date hereof is a director or officer of the Corporation, is or becomes the "beneficial owner", (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Corporation's then outstanding securities and the Corporation's Board of Directors, after having been advised that such ownership level has been reached, does not, within fifteen
(15) business days, adopt a resolution approving the acquisition of that level of securities ownership by such person; or (ii) during any period of two consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

          (d) Notwithstanding the then-current state of the Corporation's By-Laws, the Executive shall be entitled at all times to the benefit of the maximum indemnification and advancement of expenses available from time to time under the laws of the State of Delaware.

         (e) The Corporation and/or any of its subsidiaries, divisions or affiliates may, from time to time, apply for and obtain, for its or their benefit and at its or their sole expense, key man life, health, accident, disability, or other insurance upon the Executive, in any amounts that it or they may deem necessary or desirable to protect its or their respective interests, and the Executive agrees to cooperate with and assist the Corporation or such subsidiary, division or affiliate in obtaining any and all such insurance by submitting to all reasonable medical examinations, if any, and by filling out, executing, and delivering any and all such applications and other instrument as may reasonably be necessary.

          (f) The Corporation shall also reimburse the Executive for the cost, in an amount not to exceed $10,000 per annum, of term life insurance which the Executive may obtain, which insurance shall be for the sole benefit of the Executive and/or his designated beneficiaries.

          (g) The Corporation agrees to pay or reimburse the Executive for the reasonable expenses incurred by him in connection with his relocation, prior to July 1, 1995, to the Long Island area in accordance with the Corporation's existing policy with respect to relocation of executive employees provided, however, that the Executive shall be entitled to be reimbursed for additional temporary housing expenses for a period of up to one year. In the event the Executive voluntarily terminates his employment during the first year of his Employment, the Executive shall reimburse the Corporation for any and all relocation expenses paid or reimbursed pursuant to this subsection.


          7.   INVENTIONS

          (a) The Executive agrees to and hereby does assign to the Corporation or any subsidiary, affiliate or division of the Corporation designated by the Corporation, all his right, title and interest throughout the world in and to all ideas, methods, developments, products, inventions, processes, improvements, modifications, techniques, designs and/or concepts relating directly or indirectly to the business of the Corporation, its subsidiaries, affiliates or divisions, whether patentable or unpatentable, which the Executive may conceive and/or develop during his employment by the Corporation (whether pursuant to this Agreement or otherwise) or which the Executive may conceive and/or develop during a twenty-four (24) month period following the termination of his employment if such concept and/or development during such twenty-four (24) month period is a direct result of the Executive's activities while employed by the Corporation, whether or not conceived and/or developed at the request of the Corporation or any subsidiary, affiliate or division (the "Inventions"); provided, however, that if the Corporation or such subsidiary, affiliate or division determine that it will not use any such Invention or that it will license or transfer any such Invention to an unaffiliated third party, then it will negotiate in good faith with the Executive, if the Executive so requests, with respect to a transfer or license of such Invention to the Executive.

          (b) The Executive further agrees to promptly communicate and disclose to the Corporation any and all such Inventions as well as any other knowledge or information which he may possess or obtain relating to any such Inventions.

          (c) In furtherance of the foregoing, the Executive agrees that at the request of the Corporation, and at its expense, he will make or cooperate in making of applications for letters patent of the United States or elsewhere and will execute such other agreements, documents or instruments which the Corporation may reasonably consider necessary to transfer to and vest in the Corporation or any subsidiary, affiliate or division, all right, title and interest in any such Inventions, and all applications for any letters patent issued in respect of any of the foregoing.

          (d) The Executive shall assist, upon request, in locating writings and other physical evidence of the making of the Inventions and provide unrecorded information relating to them and give testimony in any proceeding in which any of the Inventions or any application or patent directed thereto may be involved, provided that reasonable compensation shall be paid the Executive for such services and the Executive shall be reimbursed for any expenses incurred by him in connection therewith, except that during such period of time as the Executive is employed by the Corporation, the Corporation shall not be obligated to compensate the Executive at a higher rate for the giving of testimony than the rate established by law for the compensation of witnesses in the court or tribunal where the testimony is given or in the district where the testimony is taken. The Corporation shall give the Executive reasonable notice should it require such services, and, to the extent reasonably feasible, the Corporation shall use its best efforts to request such assistance at times and places as will least interfere with any other employment of the Executive.

          (e) At the expense of the Corporation, the Executive shall assign to the Corporation all his interest in copyrightable material which he produces, composes, or writes, individually or in collaboration with others, which arises out of work performed by him on behalf of the Corporation, and shall sign all papers and do all other acts necessary to assist the Corporation to obtain copyrights on such material in any and all jurisdictions.

          8.   CONFIDENTIAL INFORMATION

          The Executive hereby acknowledges that, in the course of his employment by the Corporation, he will have access to secret and confidential information which relates to or affects all aspects of the business and affairs of the Corporation and its subsidiaries, affiliates and divisions, and which are not available to the general public ("Confidential Information"). Without limiting the generality of the foregoing, Confidential Information shall include information relating to inventions (including, without limitation, Inventions), developments, specifications, technical and engineering data, information concerning the filing or pendency of patent applications, business ideas, trade secrets, products under development, production methods and processes, sources of supply, marketing plans, and the names of customers or prospective customers or of persons who have or shall have traded or dealt with the Corporation. Accordingly, the Executive agrees that he will not, at any time, without the express written consent of the Corporation, directly or indirectly, disclose or furnish, or negligently permit to be disclosed or furnished, any Confidential Information to any person, firm, corporation or other entity except in performance of his duties hereunder.

          9.   CONFIDENTIAL MATERIALS

          The Executive hereby acknowledges and agrees that any and all models, prototypes, notes, memoranda, notebooks, drawings, records, plans, documents or other material in physical form which contain or embody Confidential Information and/or information relating to Inventions and/or information relating to the business and affairs of the Corporation, its subsidiaries, affiliates and divisions and/or the substance thereof, whether created or prepared by the Executive or by others ("Confidential Materials"), which are in the Executive's possession or under his control, are the sole property of the Corporation. Accordingly, the Executive hereby agrees that, upon the termination of his employment with the Corporation, whether pursuant to this Agreement or otherwise, or at the Corporation's earlier request, the Executive shall return to the Corporation all Confidential Materials and all copies thereof in his possession or under his control and shall not retain any copies of Confidential Materials.

          10.  NON-COMPETITION

          (a) The Executive agrees that he shall not, so long as he shall be employed by the Corporation in any capacity (whether pursuant to this Agreement or otherwise), without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control or be employed by or connected in any manner with, any business which is or may be in competition, directly or indirectly, with the business of the Corporation or any subsidiary, affiliate or division of the Corporation.

          (b)  The Executive agrees that for a period of twelve
(12) months, commencing on the effective date of the termination of his employment, whether such termination is pursuant to the terms of this Agreement or otherwise, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate control or participate in the ownership, management, operation or control, or be employed by or connected in any manner with, any business, firm or corporation which is engaged in any business activity competitive with the business of the Corporation and its subsidiaries, affiliates and divisions as such business is conducted during the period of his employment by the Corporation (whether pursuant to this Agreement or otherwise) and at the termination thereof.

          (c)  The Executive agrees that for a period of twelve
(12) months, commencing twelve (12) months after the effective date of the termination of his employment, whether such termination is pursuant to the terms of this Agreement or otherwise, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control, or be employed by or connected in any manner with any business, firm or corporation which is listed as a competitor of the Corporation in the Corporation's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the date of termination of his employment.

          (d) Anything to the contrary herein notwithstanding, the provisions of this section shall not be deemed violated by the purchase and/or ownership by the Executive of shares of any class of equity securities (or options, warrants or rights to acquire such securities, or any securities convertible into such securities) representing (together with any securities which would be acquired upon the exercise of any such options, warrants or rights or upon the conversion of any other security convertible into such securities) the lesser of (i) 1% or less of the outstanding shares of any such class of equity securities of any issuer whose securities are listed on a national securities exchange or traded on NASDAQ, the National Quotation Bureau Incorporated or any similar organization or (ii) securities having a market value of less than $100,000 at the time of purchase;

provided, however, that the Executive shall not be otherwise connected with or active in the business of the issuers described in this subsection 10(d).

          11.  REMEDY FOR BREACH

          The Executive hereby acknowledges that in the event of any breach or threatened breach by him of any of the provisions of sections 7, 8, 9 or 10 of this Agreement, the Corporation would have no adequate remedy at law and could suffer substantial and irreparable damage. Accordingly, the Executive hereby agrees that, in such event, the Corporation shall be entitled, without the necessity of proving damages, and notwithstanding any election by the Corporation to claim damages, to obtain a temporary and/or permanent injunction to restrain any such breach or threatened breach or to obtain specific performance of any of such provisions, all without prejudice to any and all other remedies which the Corporation may have at law or in equity.

          12.  TERMINATION

          (a) This Agreement and the Employment of the Executive by the Corporation shall terminate upon the earliest of the dates specified below:

               (i) the close of business on the date as of which the term of the Executive's Employment hereunder has terminated as provided in section 2 hereof; provided, however, that such term is not extended by any other agreement between the Executive and the Corporation; or

               (ii) the close of business on the date of death of the Executive; or

               (iii)     the close of business on the effective
date of the voluntary termination by the Executive of his Employment with the Corporation other than for Good Reason as hereafter defined; or

              (iv) the close of business on the effective date of voluntary termination by the Executive of his Employment with the Corporation for Good Reason; or
               (v) the close of business on the fourteenth (14th) day following the date on which the Corporation provides the Executive with written notice of its intention to terminate the Employment of the Executive for "cause" (as defined in subsection 12(b)(1) below), which notice shall set forth the basis for such termination; provided, however, within the first seven (7) days of this period the Chief Executive Officer of the Corporation shall meet with the Executive and discuss in detail the reasons for the Executive's termination and permit the Executive (if possible) to cure the refusal to perform, gross negligence or willful misconduct asserted as the occurrence of such cause or, at the Executive's request, permit him to resign without the Corporation's making any public disclosure of the basis of the Corporation's action (provided, however, that for purposes of this Agreement any such resignation shall still be deemed to be a termination for "cause" (as provided herein)), provided, further the Corporation shall not purport to terminate the Executive's Employment for "cause" unless there exists clear and convincing evidence of the existence of such "cause" pursuant to the criteria set forth in subsection 12(b)(1) below; or

          (vi) the close of business on the thirtieth (30th) day following the date on which the Chief Executive Officer provides the Executive with written notice of his intention to terminate the Employment of the Executive for "inadequate performance" (as defined in subsection 12(b)(2) below) which notice shall specify the basis of the Executive's inadequate performance, provided, however, (a) within the first fifteen (15) days of this period, the Chief Executive Officer and the entire Board of Directors shall meet with the Executive and discuss in detail the reasons for the Executive's termination and permit the Executive (if possible) to cure such inadequate performance or, at the Executive's request, permit him to resign without the Corporation's making any public disclosure of the basis of the Corporation's action (provided, however, that for purposes of the Agreement any such resignation shall still be deemed to be a termination for inadequate performance as provided herein) and (b) the Board of Directors shall, by a unanimous vote (not including the Executive if he is then a member of the Board), ratify the decision of the Chief Executive Officer and in addition determine that such termination is being made in good faith and that there is a reasonable basis for the Chief Executive Officer's decision; or

               (vii) the close of business on the last day of the month within which the Board of Directors of the Corporation elects to terminate the Executive's Employment following and as a result of the inability of the Executive, by reason of physical or mental disability, for six (6) months within any twelve (12) month period during the term of this Agreement, to render services of the character contemplated by this Agreement.

          (b)(1) For purposes of this Agreement, the term "cause" shall mean a reasonable determination made in good faith by vote of a majority of the members of the Board of Directors of the Corporation then holding office (other than the Executive if he shall then be a director) that one of the following conditions exists or one of the following events has occurred;

               (i) conviction of the Executive for a felony offense; or

               (ii) the refusal by the Executive to perform such service as may reasonably be delegated or assigned to him, consistent with his position, by the Chief Executive Officer of the Corporation; willful misconduct or gross negligence on his part in connection with the performance of such duties.

              (2) For purposes of this Agreement, the term inadequate performance shall mean a determination by the Chief
Executive Officer, made in good faith, that the Executive's performance has not met the reasonable expectations of the Chief
Executive Officer and the Board of Directors and that his continued Employment is not in the best interests of the Corporation.

              (3) For purposes of this Agreement, the Executive shall have "Good Reason" to terminate his Employment if any duties are assigned to the Executive that are inconsistent with his position, duties and responsibilities as President of the Corporation or his duties as set forth in section 3 hereof are materially changed without his written consent or he is not elected or reelected to the Board of Directors, provided, however, that he shall give the Corporation written notice of his intention to so terminate his Employment and the reasons therefore and the Executive and the Chief Executive Officer shall meet to discuss the reasons for the Executive's termination within fifteen (15) days of the notice and permit the Corporation (if possible) to remedy the situation.
          (c)(1) In the event of the termination of the Executive's Employment for cause pursuant to subsection 12(a)(v) or voluntarily by the Executive pursuant to subsection 12(a)(iii), then the sole compensation required to be paid by the Corporation to the Executive shall consist of his accrued but as then unpaid base salary. In addition, he shall be eligible to exercise any then vested options held by him up to and including the date of the termination of his Employment.

              (2)   In the event of the termination of the
Executive's Employment pursuant to subsection 12(a)(i) (due to a failure to extend the terms of the Executive's Employment), 12(a)(ii) (due to the death of the Executive) or 12(a)(vii) (due to the disability of the Executive), then the Executive shall be paid at the time of such termination an amount equal to the bonus (twice the bonus if the termination occurs prior to December 31, 1995) (as provided in subsection 4(b)) earned by him during the last completed fiscal year immediately preceding any such termination and shall continue to pay him for the next twelve (12) months, his then annual base salary. The Corporation shall also, to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs continue to provide the Executive, at the Corporation's sole expense, for one year after termination of his Employment, with all of the employee fringe benefits referred to in subsection 4(d) that he was entitled to receive immediately prior to the termination of his Employment including but not limited to life, health and disability insurance as well as the use of the automobile referred to in section 5, provided, however, he will not be credited for this period with an additional year of service under the Executive Retirement Plan referred to in subsection 4(c). The Executive shall not be required to mitigate any of the payments provided in this subsection 12(c)(2). In addition, in the event of the Executive's death or disability, the Executive shall be eligible to exercise any then vested options held by him in accordance with the Corporation's stock option plan. In the event the term of the Executive's Employment is not extended after the expiration of the initial term provided in section 2, then all outstanding options awarded to the Executive shall immediately vest regardless of any condition precedent to the vesting of such options (such as the passage of time) and the Executive shall be eligible to exercise such options up to and including the date of the termination of his Employment.

          (3)(i) In the event of the termination of the Executive's Employment for "inadequate performance" pursuant to subsection 12(a)(vi), then the Executive shall be paid at the time of such termination an amount equal to the bonus (twice the bonus if the termination occurs prior to December 31, 1995) (as provided in subsection 4(b)) earned by him during the last completed fiscal year immediately preceding any such termination and shall continue to pay him for the next twenty-four (24) months, his then annual base salary. The Executive shall also be paid a second bonus, in the amount he would have received had his Employment continued for an additional year and which he would have then earned pursuant to subsection 4(b) The Corporation shall also, to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, continue to provide the Executive, at the Corporation's sole expense, for two years after the termination of his Employment, with all of the employee fringe benefits referred to in subsection 4(d) that he was entitled to receive immediately prior to the termination of his Employment including but not limited to life, health, and disability insurance as well as the use of the automobile referred to in section 5, provided, however, he will not be credited for this period with an additional year of service under the Executive

Retirement Plan referred to in subsection 4(c). The Executive shall be required to mitigate the second bonus payment as well as any compensation which is payable to him in the second twelve (12) month period by seeking other comparable employment.

               (ii) In the event of the termination of the Executive's Employment after July 1, 1995 but prior to June 30, 1996 by the Corporation for inadequate performance, 50,000 of the options awarded to the Executive pursuant to subsection 6(b)(1) hereof shall vest seven (7) days prior to the date of the termination of his Employment. During such period, all other options which have not vested as of the date of the termination of his Employment shall be cancelled and shall be null and void. In the event of termination by the Corporation for inadequate performance subsequent to June 30, 1996, the Executive shall be eligible to exercise any of the vested options held by him up to and including the date of termination of his Employment.

               (iii) In the event of the termination of the Executive's Employment after July 1, 1995 but prior to June 30, 1996 by the Corporation for inadequate performance, and only to the extent that the Executive exercises any of the options referred to in subsection 12(c)(3)(ii), the Executive shall repay to the Corporation all or a portion of $111,750 equal to the number of options exercised multiplied by the amount by which the closing price of the Corporation's Common Stock on the date he exercises such options exceeds the exercise price thereof. The Executive may retain any and all profits derived from such options in excess of $111,750.

          (4)(i) In the event of the termination of the Executive's Employment voluntarily for Good Reason pursuant to subsection 12(a)(iv) or by the Corporation in breach of its obligations hereunder (it being understood that a purported termination pursuant to subsection 12(a)(v) or (vi) hereof which is disputed and finally determined not to have been proper shall be a termination by the Corporation in breach of its obligations hereunder) then the Executive shall be paid at the time of such termination an amount equal to the bonus (twice the bonus if the termination occurs prior to December 31, 1995) (as provided in subsection 4(b)) earned by him during the last completed fiscal year immediately preceding any such termination and shall continue to pay him for the next twelve (12) months, his then annual salary. The Executive shall not be required to mitigate these payments by seeking other comparable employment.

              (ii) in lieu of any further salary and bonus compensation payments to the Executive for periods subsequent to the first year following termination of his Employment, the Corporation shall pay as liquidated damages to the Executive his annual base salary, payable at such times as the Corporation customarily pays the salaries of its executive officers for the remainder of the term of Employment originally provided hereby, plus amounts equal to the bonus paid or payable each year for the remainder (except to the extent such bonus shall have been paid as provided in subsection 4(i) above) of the original term of the Employment hereunder at the times set forth in subsection 4(b) hereof; and

              (iii) the Corporation shall also pay all other damages to which the Executive may be entitled to, including damages for any and all loss of employee fringe benefits to the Executive under the Corporation's employee benefit plans which the Executive would have received had the Executive's Employment continued for the full term provided in section 2 hereof (including specifically, but without limitation, the benefits which the Executive would have been entitled to receive pursuant to any of the Corporation's pension plans including, but not limited to, the Executive Retirement Plan had his Employment continued for the full term provided in section 2 hereof at the rate of compensation specified herein), and including all reasonable legal fees and expenses incurred by him as a result of such termination and in enforcing his rights hereunder; the parties hereby agreeing that in lieu of paying damages for the loss of employee fringe benefits the Corporation may continue to provide such benefits or their equivalent for the remainder of the term hereof; and

              (iv) the Executive shall be required to mitigate the amount of any payment or other benefit provided in subsection 12(c)(4)(ii) and (iii) by seeking other comparable employment except for the benefits under the Executive Retirement Plan if the Executive's Employment is terminated after January 1, 1997; and

              (v)   in the event of the termination of the
Executive's Employment voluntarily for Good Reason pursuant to subsection 12(a)(iv) or by the Corporation in breach of its obligations hereunder then all outstanding options awarded to the Executive shall immediately vest regardless of any conditions precedent to the vesting of such options (such as the passage of time) and the Executive shall be eligible to exercise any vested options held by him for the longer of one year from such termination or through the end of the initial term provided in section 2.

          13.  NO CONFLICTING AGREEMENTS

          In order to induce the Corporation to enter into this Agreement and to employ the Executive on the terms and conditions set forth herein, the Executive hereby represents and warrants that he is not a party to or bound by any agreement, arrangement or understanding, written or otherwise, which prohibits or in any manner restricts his ability to enter into and fulfill his obligations under this Agreement, to be employed by and serve as an executive of the Corporation.

          14.  MISCELLANEOUS

          (a) This Agreement shall become effective as of the date hereof and, from and after that time, shall extend to and be binding upon the Executive, his personal representative or representatives and testate or intestate distributees, and upon the Corporation, its successors and assigns; and the term Corporation, as used herein, shall include successors and assigns.

          (b) Nothing contained in this Agreement shall be deemed to involve the creation by the Corporation of a trust for the benefit of, or the establishment by the Corporation of any other form of fiduciary relationship with the Executive, his beneficiaries or any of their respective legal representatives or distributees. To the extent that any person shall acquire the right to receive any payments from the Corporation hereunder, such right shall be no greater than the right of any unsecured general creditor of the Corporation.

          (c) Any notice required or permitted by this Agreement shall be given by registered or certified mail, return receipt requested, addressed to the Corporation at its then principal office or to the Executive at his residence address, or to either party at such other address or addresses as it or he may from time to time specify for the purpose in a notice similarly given to the other party.

          (d) This Agreement shall be construed and enforced in accordance with the laws of the State of New York. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration in Suffolk County of the State of New York and shall proceed under the rules then prevailing of the American Arbitration Association (AAA). The dispute shall be referred to a single arbitrator if such arbitration is mutually agreeable to the parties within twenty (20) days of the demand for arbitration, otherwise to a single arbitrator appointed by the AAA upon application by either party. Any award determined by an arbitrator must be in accordance with the terms of this Agreement and shall be final and binding upon the parties. Judgment upon any award made in such arbitration may be entered and enforced in any court of competent jurisdiction. The Corporation and the Executive waive any right of appeal with respect to any judgment entered on an arbitrator's award in any court having jurisdiction. In the event that it is necessary for any party hereto incur legal expenses in defending its or his rights hereunder, the losing party shall reimburse the winning party for all reasonable legal fees and expenses incurred by him or it as a result thereof.

          (e) Except as stated otherwise herein, this instrument contains the entire agreement of the parties relating to the subject matter hereof, and there are no agreements, representations or warranties not herein set forth. No modification of this Agreement shall be valid unless in writing and signed by the Corporation and the Executive. A waiver of the breach of any term or condition of this Agreement shall not be deemed to constitute a waiver of any subsequent breach of the same or any other term or condition.

          (f) If any provision of this Agreement shall be held invalid, such invalidity shall not affect any other provisions of this Agreement not held so invalid, and all other such provisions shall remain in full force and effect to the full extent consistent with the law.

          IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.

                              SYMBOL TECHNOLOGIES, INC.

                              By:  s/Jerome Swartz
                                   EXECUTIVE
ATTEST:

s/Leonard H. Goldner               s/Jan Lindelow
                                   JAN LINDELOW

                          EXHIBIT 10.8

                      EMPLOYMENT AGREEMENT

          EMPLOYMENT AGREEMENT (the "Agreement") made as of the 12th day of June, 1994 by and between SYMBOL TECHNOLOGIES, INC., a Delaware corporation (the "Corporation"), and RAYMOND R. MARTINO
(the "Executive").

                      W I T N E S S E T H:

          WHEREAS, the Executive and the Corporation are parties to an Employment Agreement, dated as of July 1, 1990, (the "Prior
Employment Agreement"), setting forth the terms and conditions of the Executive's employment by the Corporation; and

          WHEREAS, the Executive has expressed a desire to retire and end his Prior Employment Agreement; and

          WHEREAS, the Corporation desires to continue to employ the Executive until such time as it hires an individual to replace the Executive, and to have the Executive assist the Corporation and his replacement until such replacement completes his/her transition period and becomes acclimated to the Corporation and, further, desires to continue to employ the Executive thereafter; and

          WHEREAS, the Executive desires to continue to be employed by the Corporation in the manner and on the terms and conditions hereinafter set forth.

          NOW, THEREFORE, in consideration of the premises and of the mutual and dependent agreements and covenants herein set forth, the parties hereto agree as follows:
          1.   Prior Employment Agreement
          The Executive and the Corporation agree that the Prior Employment Agreement will terminate upon the execution of this Agreement.
          2.   Employment
          The Corporation hereby agrees to employ the Executive as its President and Chief Operating Officer, and the Executive hereby agrees to render services to the Corporation and its subsidiaries, divisions and affiliates for the period and on the terms and conditions set forth in this Agreement. However, after the Corporation hires a new President and Chief Operating Officer, the Executive shall assume a new position in an executive capacity, with his job title to be agreed upon by the Executive and Chairman of the Board. For the balance of the contractual term, the Executive shall render such services as may be required of the Executive by the Chairman of the Board from time to time as set forth in Section 4 of this Agreement.
          3.   Term
          The Executive's employment under this Agreement shall be as follows: from the date of the execution of this Agreement through and including December 31, 1994, the Executive shall remain as a full-time employee of the Corporation. However, following the commencement of employment by the Executive's replacement, the Executive shall begin the transition to part-time employee status, as soon thereafter as practicable. The Corporation anticipates this transition being completed by September 30, 1994, but in no event later than December 31, 1994. Thereafter (i.e., commencing January 1, 1995), the Executive shall remain as a part-time employee for a five year term, unless this Agreement is terminated earlier pursuant to the provisions of Section 13 hereof. The Executive shall be compensated for his services as a part-time employee pursuant to Section 5 of this Agreement.
          4.   Duties
          a. So long as the Executive's employment under this Agreement shall continue on a full-time basis, pursuant to Section three (3) above, the Executive shall, subject to periods of illness, vacation and other excused absences, devote his entire business time, attention, and energies to the affairs of the Corporation and its subsidiaries, divisions and affiliates, use his best efforts to promote its and their best interests and perform such executive duties as may be assigned to him by the Chief Executive Officer of the Corporation; provided, however, that such executive duties shall be consistent with and shall generally be of the nature of the services ordinarily and customarily performed by the Executive prior to the date hereof.
               (1) In accordance with the provisions of Section three (3) of this Agreement, when the Executive assumes his new position, the Executive shall be responsible for performing those executive-level duties and responsibilities that may be assigned to him from time to time. Such duties shall include, but not be limited to, serving as advisor to the Chairman; assisting in key sales, marketing activities, strategic alliances and licensing arrangements; consultation with respect to patent strategy, etc.
          b. So long as the Executive's employment under this Agreement shall continue pursuant to Section 3 above, the Executive shall, if elected or appointed, serve as an executive officer and/or director of the Corporation and of any subsidiary, division or affiliate of the Corporation and shall hold, without any compensation other than that provided for in this Agreement, the executive offices in the Corporation and in any such subsidiary, division or affiliate to which he may, at any time or from time to time, be elected or appointed. If the Executive is elected or appointed to serve on the Corporation's Board of Directors during the term hereof, the Executive shall not be entitled to receive any fees (other than reimbursement of covered expenses) that are provided by the Corporation to its outside Directors, as it is contemplated that the compensation provided to Executive, pursuant to Section 5 hereof, is designed to compensate Executive for all services he may render to the Corporation.
          5.   Compensation
          a.(i)     The Corporation hereby agrees to pay to the
Executive, and the Executive hereby agrees to accept, as compensation for services rendered under this Agreement, a base salary at the rate of four hundred thirty-seven thousand five hundred dollars ($437,500) per annum for the period from January 1, 1994 through and including December 31, 1994, payable at such intervals as the Corporation customarily pays the salaries of its executive officers.
             (ii) During the period commencing January 1, 1995 through December 31, 1999, the Executive shall be paid a salary of $150,000 per annum, for all services rendered by him to the Corporation. Such salary shall be payable at such intervals as the Corporation pays the salaries of its executive officers.
          b. In addition to the base salary provided for in subsection 5(a)(i) above, the Executive shall participate in the Corporation's profit sharing plan and thereby be entitled to receive an annual bonus for fiscal year 1994. The Executive's annual target bonus amount for the fiscal year ending December 31, 1994 shall be 100% of Executive's base salary. Payment of the bonus provided herein shall be paid to the Executive no later than 90 days after the completion of the fiscal year. The Executive shall not participate in this Plan after December 31, 1994.
          c. Through December 31, 1994, the Executive shall continue to participate in the Corporation's Executive Retirement Plan. Thereafter, he will not be eligible to participate in the Plan. The Corporation also agrees to provide the Executive with a discounted lump sum equal to his retirement benefit payable under this Plan no later than April 1, 1995.
          d. In addition to the foregoing, it is hereby agreed that the Corporation shall, at its sole expense, provide and the Executive shall be entitled to receive, during calendar year 1994, the employee fringe benefits provided by the Corporation, from time to time, to its executive officers, but in no event less favorable to the Executive than benefits provided to him by the Corporation as of the date of this Agreement, including, but not limited to, benefits relating to life, medical and disability insurance, vaca-tion time, and participation in the Corporation's existing Section 401(k) Plan; provided, however, that as used in this Agreement, the term "employee fringe benefits" shall not include any salary or other bonus plan, except as set forth in this Agreement.
          e. In addition to the foregoing, it is hereby agreed that commencing January 1, 1995 and continuing for the balance of this Agreement the Corporation shall provide and Executive shall be entitled to receive employee fringe benefits provided by the Corporation, from time to time to its executive officers, at its sole expense, but in no event less favorable to the Executive than the benefits provided to him by the Corporation as of the date of this Agreement relating to life and disability insurance. In addition, the Executive shall be eligible to participate in the Corporation's group health insurance plan and 401(k) plan; provided, however, that in the event the Executive is not entitled to remain a member of the Corporation's group health insurance plan, then commencing on the date the Executive is no longer entitled to remain a member and continuing for eighteen (18) months thereafter, the Corporation shall pay the Executive's group health insurance premiums to enable the Executive to remain a member of the Corporation's group health insurance plan. This period shall constitute the Executive's COBRA continuation period as required by applicable federal law.
          6.   Automobile
          During the term of this Agreement, the Corporation shall make available to the Executive the use of an automobile, with a lease allotment of up to $1,250 per month as well as in 1994, gasoline, maintenance and insurance expenses associated with such automobile.
          7.   Expenses; Options
          a. The Corporation shall pay or reimburse the Executive for all reasonable travel and other expenses incurred or paid by him in connection with the performance of his employment duties under this Agreement, upon presentation to the Corporation of expense statements or vouchers and such other supporting documentation as it may, from time to time, reasonably require; provided however that the maximum amount available for such expenses may, at any time or from time to time, be fixed in advance by the Board of Directors of the Corporation.
          b. All outstanding options to purchase shares of Common Stock of the Corporation now held by the Executive or hereafter awarded to the Executive during the term of this Agreement shall vest regardless of any conditions precedent to the vesting of such options (such as the passage of time) if and when there is a "change in control of the Corporation" as hereafter defined. As used in this Agreement, a "change in control of the Corporation" shall mean a change in control of a nature that would be required to be reported in response to Item 1 of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"); provided, that, without limitation, such a change in control shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than the Corporation or any "person" who on the date hereof is a director or officer of the Company, is or becomes the "beneficial owner", (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Company's then outstanding securities and the Corporation's Board of Directors, after having been advised that such ownership level has been reached, does not, within fifteen (15) business days, adopt a resolution approving the acquisition of that level of securities ownership by such person; or (ii) during any period of two consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.
          c. Notwithstanding the then-current state of the Corporation's By-Laws, the Executive shall be entitled at all times to the benefit of the maximum indemnification and advancement of expenses available from time to time under the laws of the State of Delaware.
          d. The Corporation and/or any of its subsidiaries, divisions or affiliates may, from time to time, apply for and obtain, for its or their benefit and at its or their sole expense, key man life, health, accident, disability, or other insurance upon the Executive, in any amounts that it or they may deem necessary or desirable to protect its or their respective interests, and the Executive agrees to cooperate with and assist the Corporation or such subsidiary, division or affiliate in obtaining any and all such insurance by submitting to all reasonable medical examina-tions, if any, and by filling out, executing, and delivering any and all such applications and other instrument as may reasonably be necessary.
          e.   Any time after July 1, 1994, but prior to
December 31, 1994, the Corporation agrees to purchase the Executive's primary residence located in St. James, New York, at the residence's then fair market value (FMV). This home-sale purchase provision will occur during this period at any time at the Executive's request. The FMV shall be determined in accordance
with the appraisal formula:   the Corporation shall arrange to have
the Executive's home appraised by two professional real estate appraisers. The Corporation shall then average the two appraisals to arrive at the home-sale purchase price. If the two appraisals differ by more than five percent, the Corporation shall order a third appraisal, and the purchase price shall then become the average of the closest two of the three appraisals. The FMV purchase price shall be paid to the Executive within thirty (30) days of the completion of the appraisal process.
          8.   Inventions
          a. The Executive agrees to and hereby does assign to the Corporation or any subsidiary, affiliate or division of the corporation designated by the Corporation, all his right, title and interest throughout the world in and to all ideas, methods, developments, products, inventions, processes, improvements, modifications, techniques, designs and/or concepts relating directly or indirectly to the business of the Corporation, its subsidiaries, affiliates or divisions, whether patentable or unpatentable, which the Executive may conceive and/or develop during his employment by the Corporation (whether pursuant to this Agreement or otherwise) or which the Executive may conceive and/or develop during a period of thirty (30) months following the termination of his employment (whether pursuant to this Agreement or otherwise) if such conception and/or development during such thirty (30) month period is a direct result of the Executive's activities while employed by the Corporation, whether or not conceived and/or developed at the request of the Corporation or any subsidiary, affiliate or division (the "Inventions"); provided, however, that if the Corporation or such subsidiary, affiliate or division determine that it will not use any such Invention or that it will license or transfer any such Invention to an unaffiliated third party, then it will negotiate in good faith with the Executive, if the Executive so requests, with respect to a transfer or license of such Invention to the Executive.
          b. The Executive further agrees to promptly communicate and disclose to the Corporation any and all such Inventions as well as any other knowledge or information which he may possess or obtain relating to any such Inventions.
          c. In furtherance of the foregoing, the Executive agrees that at the request of the Corporation, and at its expense, he will make or cooperate in the making of applications for letters patent of the United States or elsewhere and will execute such other agreements, documents or instruments which the Corporation may reasonably consider necessary to transfer to and vest in the Corporation or any subsidiary, affiliate or division, all right, title and interest in any such Inventions, and all applications for any letters patent issued in respect of any of the foregoing.
          d. The Executive shall assist, upon request, in locating writings and other physical evidence of the making of the Inventions and provide unrecorded information relating to them and give testimony in any proceeding in which any of the Inventions or any application or patent directed thereto may be involved, provided that reasonable compensation shall be paid the Executive for such services and the Executive shall be reimbursed for any expenses incurred by him in connection therewith, except that during such period of time as the Executive is employed by the Corporation, the Corporation shall not be obligated to compensate the Executive at a higher rate for the giving of testimony than the rate established by law for the compensation of witnesses in the court or tribunal where the testimony is given or in the district where the testimony is taken. The Corporation shall give the Executive reasonable notice should it require such services, and, to the extent reasonably feasible, the Corporation shall use its best efforts to request such assistance at times and places as will least interfere with any other employment of the Executive.
          e. At the expense of the Corporation, the Executive shall assign to the Corporation all his interest in copyrightable material which he produces, composes, or write, individually or in collaboration with others, which arises out of work performed by him on behalf of the Corporation, and shall sign all papers and do all other acts necessary to assist the Corporation to obtain copyrights on such material in any and all jurisdictions.
          9.   Confidential Information
          The Executive hereby acknowledges that, in the course of his employment by the corporation he has had and will have access to secret and confidential information which relates to or affects all aspects of the business and affairs of the Corporation and its subsidiaries, affiliates and divisions, and which are not available to the general public ("Confidential Information"). Without limiting the generality of the foregoing, Confidential Information shall include information relating to inventions (including, without limitation, Inventions), developments, specifications, technical and engineering data, information concerning the filing or pendency of patent applications, business ideas, trade secrets, products under development, production methods and processes, sources of supply, marketing plans, and the names of customers or prospective customers or of persons who have or shall have traded or dealt with the Corporation. Accordingly, the Executive agrees that he will not, at any time, without the express written consent of the Corporation, directly or indirectly, disclose or furnish, or negligently permit to be disclosed or furnished, any Confidential Information to any person, firm, corporation or other entity except in performance of his duties hereunder.
          10.  Confidential Materials
          The Executive hereby acknowledges and agrees that any and all models, prototypes, notes, memoranda, notebooks, drawings, records, plans, documents or other material in physical form which contain or embody Confidential Information and/or information relating to Inventions and/or information relating to the business and affairs of the Corporation, its subsidiaries, affiliates and divisions and/or the substance thereof, whether created or prepared by the Executive or by others (Confidential Materials), which are in the Executive's possession or under his control, are the sole property of the Corporation. Accordingly, the Executive hereby agrees that, upon the termination of his employment with the Corporation, whether pursuant to this Agreement or otherwise, or at the Corporation's earlier request, the Executive shall return to the Corporation all Confidential Materials and all copies thereof in his possession or under his control and shall not retain any copies of Confidential Materials.
          11.  Non-competition
          a. The Executive agrees that he shall not, so long as he shall be employed by the Corporation in any capacity (whether pursuant to this Agreement or otherwise), without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control or be employed by or connected in any manner including as a consultant, with any business which is or may be in competition, directly or indirectly, with the business of the Corporation or any subsidiary, affiliate or division of the Corporation.
          b.   The Executive agrees that for a period of thirty
(30) months, commencing on the effective date of the termination of his employment, whether such termination is pursuant to the terms of this Agreement or otherwise, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control, or participate in the ownership, management, operation or control, or be employed by or connected in any manner including as a consultant, with any business, firm or corporation which is engaged in any business activity competitive with the business of the Corporation and its subsidiaries, affiliates and divisions as such business is conducted during the period of his employment by the Corporation (whether pursuant to this Agreement or otherwise and at the termination thereof).
          c. Anything to the contrary herein notwithstanding, the provisions of this section shall not be deemed violated by the purchase and/or ownership by the Executive of shares of any class of equity securities (or options, warrants or rights to acquire such securities, or any securities convertible into such securities) representing (together with any securities which would be acquired upon the exercise of any such options, warrants or rights or upon the conversion of any other security convertible into such securities) 2% or less of the outstanding shares of any such class of equity securities of any issuer whose securities are listed on a national securities exchange or traded on NASDAQ, the National Quotation Bureau Incorporated or any similar organization; provided, however, that the Executive shall not be otherwise connected with or active in the business of the issuers described in this subsection 11(c).
          12.  Remedy for Breach
          The Executive hereby acknowledges that in the event of any breach or threatened breach by him of any of the provisions of sections 8, 9, 10 or 11 of this Agreement, the Corporation would have no adequate remedy at law and could suffer substantial and irreparable damage. Accordingly, the executive hereby agrees that, in such event, the Corporation shall be entitled, without the necessity of proving damages, and notwithstanding any election by the Corporation to claim damages, to obtain a temporary and/or permanent injunction to restrain any such breach or threatened breach or to obtain specific performance of any of such provisions, all without prejudice to any and all other remedies which the Corporation may have at law or in equity.
          13.  Termination
          a. This Agreement and the employment of the Executive by the Corporation shall terminate upon the earliest of the dates specified below:
               (1) the close of business on the date as of which the term of the Executive's employment hereunder has terminated as provided in section 3 hereof; provided, however, that such term is not extended by any other agreement between the Executive and the Corporation; or
              (2)   the close of business on the date of
          death of the Executive; or
             (3)    the close of business on the effective
          date of the voluntary termination by the Executive of his employment with the Corporation; or
              (4)   the close of business on the day
          following the date on which the Corporation shall have given to the Executive written notice of the election of its Board of Directors to terminate his employment for "cause" (as defined in subsection
          (b) of this section 13).
          b. For purposes of this Agreement, the term "cause" shall mean a determination by vote of a majority of the members of the Board of Directors of the Corporation then holding office (other than the Executive if he shall then be a director) that one of the following conditions exists or one of the following events has occurred;
               (1) conviction of the Executive for a felony offense; or
               (2) the refusal by the Executive to perform such service as may reasonably be delegated or assigned to him, consistent with his position, by the Chief Executive Officer of the Corporation; continued neglect by the Executive of his duties hereunder; or willful misconduct or gross negligence on his part in connection with the performance of such duties.
          14.  No Conflicting Agreements
          In order to induce the Corporation to enter into this Agreement and to employ the Executive on the terms and conditions set forth herein, the Executive hereby represents and warrants that he is not a party to or bound by any agreement, arrangement or understanding, written or otherwise, which prohibits or in any manner restricts his ability to enter into and fulfill his obligations under this Agreement, to be employed by and serve as an executive of the Corporation. This Agreement supersedes the Prior Employment Agreement in all respects.
          15.  Miscellaneous
          a. This Agreement shall become effective as of the date hereof and, from and after that time, shall extend to and be binding upon the Executive, his personal representative or representatives and testate or intestate distributees, and upon the Corporation, its successors and assigns; and the term "Corporation", as used herein, shall include successors and assigns.
          b. Nothing contained in this Agreement shall be deemed to involve the creation by the Corporation of a trust for the benefit of, or the establishment by the Corporation of any other form of fiduciary relationship with the Executive, his beneficiaries or any of their respective legal representatives or distributees. To the extent that any person shall acquire the right to receive any payments from the Corporation hereunder, such right shall be no greater than the right of any unsecured general creditor of the Corporation.
          c. Any notice required or permitted by this Agreement shall be given by registered or certified mail, return receipt requested, addressed to the Corporation at its then principal office or to the Executive at his residence address, or to either party at such other address or addresses as it or he may from time to time specify for the purpose in a notice similarly given to the other party.
          d. This Agreement shall be construed and enforced in accordance with the laws of the State of New York. In this connection, Executive hereby consents to the jurisdiction of the courts of the State of New York to resolve any disputes arising out of the interpretation or administration of this Agreement.
          e. This instrument contains the entire agreement of the parties relating to the subject matter hereof, and there are no agreements, representations or warranties not herein set forth. No modification of this Agreement shall be valid unless in writing and signed by the Corporation and the Executive. A waiver of the breach of any term or condition of this Agreement shall not be deemed to constitute a waiver or any subsequent breach of the same or any other term or condition.
          f. If any provision of this Agreement shall be held invalid, such invalidity shall not affect any other provisions of this Agreement not held so invalid, and all other such provisions shall remain in full force and effect to the full extent consistent with the law.
          IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.
                                   SYMBOL TECHNOLOGIES, INC.


                                   By:  s/Raymond R. Martino


                                   By:  s/Jerome Swartz

                           EXHIBIT 21.

SYMBOL TECHNOLOGIES, INC.


100% Owned by Symbol Technologies, Inc.

Symbol Technologies International, Inc.
116 Wilbur Place
Bohemia, NY 11716
State of Incorporation:  Delaware

SymboLease, Inc.
116 Wilbur Place
Bohemia, NY 11716
State of Incorporation:  Delaware

SymboLease Canada, Inc.
2540 Matheson Boulevard East
Mississauga, Ontario, Canada  L4W 4Z2
State of Incorporation:  Delaware

True Data Corporation
116 Wilbur Place
Bohemia, NY  11716
State of Incorporation:  Delaware

Symbol Technologies Texas, Inc.
116 Wilbur Place
Bohemia, NY  11716
State of Incorporation:  Texas

Symbol Technologies Asia, Inc.
116 Wilbur Place
Bohemia, NY  11716
State of Incorporation:  Delaware

Symbol Technologies International, Inc.
116 Wilbur Place
Bohemia, NY  11716
State of Incorporation:  New York


100% Owned Subsidiaries of Symbol Technologies International, Inc.
(Delaware)

Symbol Australia Pty. Ltd.
432 St. Kilda Road
Melbourne, Victoria 3004
Australia
Country of Incorporation:  Australia

Symbol Technologies GmbH
2 Haus - 5 Stock
Prinz-Eugenstrasse 70
1040 Wein
Austria
Country of Incorporation:  Austria

Symbol Technologies Canada, Inc.
2540 Matheson Blvd. East
Mississauga, Ontario, Canada L4W 4Z2
Country of Incorporation:  Canada

Symbol Technologies S.A.
Centre d'Affaire d'Anthony
3 Rue du la Renaissance
92184 Antony Cedex, France
Country of Incorporation:  France

Symbol Technologies GmbH
Waldstrasse 68
6057 Dietzenbach
Germany
Country of Incorporation:  Germany

Symbol Technologies, S.R.L.
Via Cristoforo Colombo, 49
20090 Trezzano
S/L Naviglio, Milan, Italia
Country of Incorporation:  Italy

Symbol Technologies, S.A.*
Calle Princesa 32
Edificion Piovera Azul
28042 Madrid
Spain
Country of Incorporation:  Spain

Symbol Technologies Limited
12 Oaklands Park
Fishponds Road
Wokingham
Berkshire, England RG11 2FD
Country of Incorporation:  United Kingdom

*    Majority owned by Symbol Technologies International, Inc.

                         EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements No. 2-81405, No. 2-94868, No. 2-94876, No. 33-3771,
No. 33-13009, No. 33-18748, No. 33-25509, No. 33-25484, No. 33-
25567, No. 33-25510, No. 33-35821, No. 33-43580, No. 33-48025,
No. 35-48026, No. 33-78622 and No. 33-78678 on Form S-8 and No.
33-18745, No. 33-25432, No. 33-43581, No. 33-43584 and No. 33-
45016 on Form S-3 of Symbol Technologies, Inc. of our report dated February 9, 1995, appering in this Annual Report on Form 10-K of Symbol Technologies, Inc. for the year ended December 31, 1994.




s/Deloitte & Touche LLP
Jericho, New York
March 6, 1995