Form 10-Q
period 1995-03-31
SYMBOL TECHNOLOGIES INC
filed 1995-05-08
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended March 31, 1995

Commission file number 1-9802


               SYMBOL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

           Delaware                           11-2308681
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

116 Wilbur Place, Bohemia, N.Y.               11716
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code 516-563-2400



Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       X                   NO

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


   Class                      Outstanding at March 31, 1995
Common Stock,                      25,733,000 shares
par value $0.01


           SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                       INDEX TO FORM 10-Q


                                                            PAGE


PART I.   FINANCIAL INFORMATION

ITEM I.    Financial Statements

     Condensed Consolidated Balance Sheets at
     March 31, 1995 and December 31, 1994                    2

     Condensed Consolidated Statements of Earnings
     Three Months Ended March 31, 1995 and 1994              3

     Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1995 and 1994              4

     Notes to Condensed Consolidated Financial
     Statements                                              5

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations         6 - 8



PART II.  OTHER INFORMATION                                  9

SIGNATURES                                                  10

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
            (All amounts in thousands, except stock par value)

                                                    March 31,   December 31,
          ASSETS                                      1995         1994 (1)
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                      $ 34,330     $ 31,389
  Accounts receivable, less allowance for doubtful
   accounts of $6,846 and $7,269, respectively         107,654       96,827
  Inventories, net                                      97,852      101,038
  Deferred income taxes                                 24,644       23,300
  Prepaid expenses and other current assets             14,399       13,568

          TOTAL CURRENT ASSETS                         278,879      266,122

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $55,189 and
  $58,214, respectively                                 71,133       71,705
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $41,840 and $46,369,
  respectively                                         136,787      136,386

                                                      $486,799     $474,213

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses               $ 57,255     $ 60,792
  Current portion of long-term debt                      5,285        5,285
  Income taxes payable                                   9,091        1,382
  Deferred revenues                                      7,171        6,840

          TOTAL CURRENT LIABILITIES                     78,802       74,299

LONG-TERM DEBT, less current maturities                 57,094       59,884

OTHER LIABILITIES AND DEFERRED REVENUES                 24,044       23,863

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding               -            -
  Common stock, par value $0.01; authorized
     40,000 shares; issued 26,771 shares and
     26,719 shares, respectively                           267          267
  Retained earnings                                    120,341      109,589
  Other stockholders' equity                           206,251      206,311
                                                       326,859      316,167

                                                      $486,799     $474,213

See notes to condensed consolidated financial statements
(1) The consolidated balance sheet as of December 31, 1994 has been taken from the audited financial statements at that date and condensed.
- -2-


                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                    1995           1994

NET REVENUE                                       $131,258      $103,668
COST OF REVENUE                                     66,740        52,072
AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS           2,233         2,131

GROSS PROFIT                                        62,285        49,465

OPERATING EXPENSES:
  Engineering                                       10,272         8,766
  Selling, general and administrative               32,707        27,577
  Amortization of excess of cost over
   fair value of net assets acquired                   691           709

                                                    43,670        37,052

EARNINGS FROM OPERATIONS                            18,615        12,413

INTEREST EXPENSE, net                               (  755)       (1,320)


EARNINGS BEFORE PROVISION FOR
 INCOME TAXES                                       17,860        11,093

PROVISION FOR INCOME TAXES                           7,108         4,437

NET EARNINGS                                      $ 10,752       $ 6,656

EARNINGS PER SHARE:
  Primary                                            $0.40         $0.26
  Fully-diluted                                      $0.40         $0.26

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
  Primary                                           26,804        25,259
  Fully-diluted                                     26,909        25,315




          See notes to condensed consolidated financial statements


- -3-

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)
                                                  Three Months Ended March 31,
                                                      1995               1994

Cash flows from operating activities:
  Net earnings                                     $10,752            $ 6,656
 Adjustments to reconcile net earnings
  to net cash from operating activities:
  Depreciation and amortization of property,
   plant and equipment                               3,895              3,343
  Other amortization                                 3,515              3,077
  Provision for losses on accounts receivable          337                677
Changes in assets and liabilities:
  Accounts receivable                              (10,796)           (10,305)
  Inventories                                        3,099             (3,594)
  Prepaid expenses and other current assets         (2,175)               484
  Intangible and other assets                       (3,904)            (2,795)
  Accounts payable and accrued expenses              3,690             (5,450)
  Accrued restructuring costs                         (157)            (5,284)
  Other liabilities and deferred revenues              514              2,005
Net cash provided by/used in operating
 activities                                          8,770            (11,186)

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment                                        (3,377)            (2,053)
  Other investing activities, net                        6                179
Net cash used in investing activities               (3,371)            (1,874)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt               -              2,580
  Net proceeds of repayment and issuance of
   notes payable                                    (2,790)             6,884
  Exercise of stock options and warrants               986              1,155
  Purchase of treasury shares                         (995)                 -
Net cash used in/provided by financing
 activities                                         (2,799)            10,619

Effects of exchange rate changes on cash               341                151

Net increase (decrease) in cash and
 temporary investments                               2,941             (2,290)

Cash and temporary investments, beginning
 of period                                          31,389              7,499

Cash and temporary investments, end of
 period                                            $34,330            $ 5,209

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                         $ 1,151            $   983
  Income taxes                                     $ 1,918            $   979







          See notes to condensed consolidated financial statements

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of March 31, 1995, and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform with the current year presentation.

2. Primary and fully-diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

3.   Classification of inventories is:
                                March 31, 1995    December 31, 1994
                                  (Unaudited)

     Raw materials                   $44,399           $ 46,442
     Work-in-process                   7,775              8,485
     Finished goods                   45,678             46,111
                                     $97,852           $101,038

 4. When property, plant and equipment is retired or has been fully depreciated and is no longer utilized, its cost and the related accumulated depreciation are written off. Capitalized software development costs fully amortized for two years or more are also written off.

 5. The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will have no material adverse effect on the Company's consolidated financial position or results of operations.

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

- -5-
Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Results of Operations

     Net revenue of $131,258,000 for the three months ended March 31, 1995 increased 26.6 percent over the comparable prior year period primarily due to increased worldwide sales of terminal products introduced over the last two years. Foreign exchange rate fluctuations favorably impacted net revenue by 2.4 percent.

     Geographically, North America revenue increased 21.2 percent and International revenue increased 37.6 percent, respectively, over the
prior year.   North America and International revenue continue to
represent approximately two-thirds and one-third of net revenue, respectively.

     Cost of revenue (as a percentage of revenue) of 50.8 percent for the three months ended March 31, 1995 increased from 50.2 percent for the three months ended March 31, 1994. This increase resulted primarily from a change in the mix of the Company's products sold to a higher percentage of lower margin terminal products. The increase was offset, in part, by the impact on net revenue of favorable fluctuations in foreign exchange rates discussed above.

     Amortization of software development costs of $2,233,000 for the three months ended March 31, 1995 remained relatively constant compared with the three months ended March 31, 1994.

     Engineering costs for the three months ended March 31, 1995 increased to $10,272,000 from $8,766,000 for the three months ended March 31, 1994. While in absolute dollars engineering expenses increased 17.2 percent from the prior year period, as a percentage of revenue such expenses were reduced to 7.8 percent for the three months ended March 31, 1995 from 8.5 percent for the prior year period due to the 26.6 percent increase in revenue. The increase in absolute dollars reflects expenses incurred in connection with the continuing research and development of new products and the improvement of existing products.

     Selling, general and administrative expenses of $32,707,000 for the three months ended March 31, 1995 increased from $27,577,000 for the three months ended March 31, 1994. While in absolute dollars, selling, general and administrative expenses increased 18.6 percent from the prior year period, as a percentage of revenue such expenses were reduced to 24.9 percent for the three months ended March 31, 1995, from 26.6 percent in 1994. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and due to higher International expenses due to a weakened U.S. dollar.

     Net interest expense decreased to $755,000 for the three months ended March 31, 1995 from $1,320,000 for the three months ended March 31, 1994 due to increased interest income as a result of the increase in cash and temporary investments and a reduction in interest expense due to annual repayments of outstanding debt.

     The Company's effective tax rate of 39.8 percent for the three months ended March 31, 1995 decreased from 40.0 percent for the three months ended March 31, 1994 due to the effect of changes in permanent differences between the financial accounting and tax bases of assets and liabilities.






- -6-
Liquidity and Capital Resources


     The Company utilizes a number of measures of liquidity including the following:

                                             March 31,      December 31,
                                               1995            1994

     Working Capital (in thousands)          $200,077         $191,823

     Current Ratio (Current Assets
      to Current Liabilities)                   3.5:1           3.6:1

     Long-Term Debt to Capital                   14.9%           15.9%
      (Long-term debt to long-term
           debt plus equity)

     Current assets increased by $12,757,000 from December 31, 1994 principally due to an increase in accounts receivable to support higher operating levels, inventory reduction and cash due to the increase in net revenue.

     Current liabilities increased $4,503,000 from December 31, 1994 primarily due to an increase in income taxes payable from the increase in results of profitable operations, offset, in part, by a decrease in accounts payable and accrued expenses.

     The aforementioned activity resulted in a working capital increase of $8,254,000 for the three months ended March 31, 1995. The Company's current ratio at March 31, 1995 decreased to 3.5:1 from 3.6:1 at December 31, 1994 primarily from the increase in income taxes payable described above.

     Property, plant and equipment expenditures for the three months ended March 31, 1995 totalled $3,377,000 compared to $2,053,000 for the three months ended March 31, 1994. Such expenditures were financed by existing cash and temporary investments. The Company has entered into an agreement to purchase from Northrup Grumman Corporation a 48-acre site in Holtsville, New York, including a 174,000 square foot office building for $4,200,000 in cash and assume $7,200,000 in debt on a loan made to Grumman by the New York State Industrial Development Authority and the Town of Brookhaven. Following the building's estimated $6,000,000 renovation, completion of which is expected in April, 1996, the facility will become the Company's headquarters and will house the Company's administrative, engineering, sales and marketing functions. Long-term development plans allow for future construction of the Company's manufacturing and distribution facilities on the site. The transaction is contingent upon, among other matters, satisfactory completion of environmental, engineering, title and zoning studies. It is expected that the transaction will be completed by June 30, 1995. The purchase of this site supplants the Company's previously announced plan to acquire a forty-acre parcel of land in Islip, New York, upon which a headquarters facility was to be constructed. The Company does not have any other material commitments for capital expenditures.

     The Company's long-term debt to capital ratio decreased to 14.9% at March 31, 1995 from 15.9% at December 31, 1994 primarily due to increased equity from results of operations and payment of the first annual installment of the Company's 7.76% Series A Senior Notes.

     The Company has loan agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling $30,000,000. As of March 31, 1995, the Company had no outstanding borrowings under these lines. These agreements expire between June 30, 1995 and December 31, 1995.



- -7-


     The Company generated positive cash flow for the three months ended March 31, 1995 primarily due to cash provided by operating activities, offset, in part, by expenditures for property, plant and equipment and the repayment of notes payable.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.



- -8-

Part II - Other Information




- -None-

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.




Dated:  May 5, 1995           By:    /s/ Jerome Swartz
                                     Jerome Swartz, Chairman and
                                     Chief Executive Officer




Dated:  May 5, 1995           By:    /s/ Thomas G. Amato
                                     Thomas G. Amato
                                     Senior Vice President -
                                     Chief Financial Officer







- -10-