Form 10-Q
period 1995-06-30
SYMBOL TECHNOLOGIES INC
filed 1995-07-27
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended June 30, 1995

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


   Class                      Outstanding at June 30, 1995
Common Stock,                      25,997,000 shares
par value $0.01


              SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-Q


                                                               PAGE


PART I.   FINANCIAL INFORMATION

ITEM I.    Financial Statements

     Condensed Consolidated Balance Sheets at
     June 30, 1995 and December 31, 1994                         2

     Condensed Consolidated Statements of Earnings
     Three and Six Months Ended June 30, 1995 and 1994           3

     Condensed Consolidated Statements of Cash Flows
     Three and Six Months Ended June 30, 1995 and 1994         4 - 5

     Notes to Condensed Consolidated Financial
     Statements                                                6 - 7

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations             8 - 10


PART II.  OTHER INFORMATION                                      11

SIGNATURES                                                       12

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (All amounts in thousands, except stock par value)

                                                      June 30,   December 31,
               ASSETS                                   1995         1994 (1)
                                                     (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                      $ 55,092     $ 31,389
   Accounts receivable, less allowance for doubtful
     accounts of $7,047 and $7,269, respectively        99,645       96,827
  Inventories, net                                     101,830      101,038
  Deferred income taxes                                 25,609       23,300
  Prepaid expenses and other current assets             14,348       13,568

          TOTAL CURRENT ASSETS                         296,524      266,122

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $58,963 and
  $58,214, respectively                                 78,148       71,705
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $44,981 and $46,369,
  respectively                                         137,072      136,386

                                                      $511,744     $474,213

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses               $ 58,387     $ 60,792
  Notes payable and current portion
   of long-term debt                                     6,910        5,285
  Income taxes payable                                   8,507        1,382
  Deferred revenue                                       5,898        6,840

          TOTAL CURRENT LIABILITIES                     79,702       74,299

LONG-TERM DEBT, less current maturities                 63,852       59,884

OTHER LIABILITIES AND DEFERRED REVENUE                  25,692       23,863

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding               -            -
  Common stock, par value $0.01; authorized
     40,000 shares; issued 27,035 shares and
     26,719 shares, respectively                           270          267
  Retained earnings                                    132,122      109,589
  Other stockholders' equity                           210,106      206,311
                                                       342,498      316,167

                                                      $511,744     $474,213

See notes to condensed consolidated financial statements

(1) The consolidated balance sheet as of December 31, 1994 has been taken from the audited financial statements at that date and condensed.



- -2-
SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (All amounts in thousands, except per share data)
                                 (Unaudited)

                                  Three Months Ended      Six Months Ended
                                        June 30,             June 30,
                                    1995        1994      1995        1994

NET REVENUE                       $137,629   $113,423   $268,887   $217,092
COST OF REVENUE                     70,119     56,848    136,859    108,921
AMORTIZATION OF SOFTWARE
 DEVELOPMENT COSTS                   2,286      2,407      4,519      4,538

GROSS PROFIT                        65,224     54,168    127,509    103,633

OPERATING EXPENSES:
 Engineering                        10,386      8,390     20,658     17,156
 Selling, general and
  administrative                    34,288     29,781     66,995     57,358
 Amortization of excess
  of cost over fair value
  of net assets acquired               688        687      1,379      1,397

                                    45,362     38,858     89,032     75,911

EARNINGS FROM OPERATIONS            19,862     15,310     38,477     27,722

INTEREST EXPENSE, net                 (453)    (1,315)    (1,208)    (2,635)

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES                   19,409     13,995     37,269     25,087


PROVISION FOR INCOME TAXES           7,628      5,598     14,736     10,035


NET EARNINGS                      $ 11,781    $ 8,397   $ 22,533   $ 15,052

EARNINGS PER SHARE:
  Primary                            $0.43      $0.32      $0.84      $0.59
  Fully-diluted                      $0.43      $0.32      $0.83      $0.58

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING:
  Primary                            27,145    25,983     26,985     25,672
  Fully-diluted                      27,261    26,031     27,202     25,884













          See notes to condensed consolidated financial statements






- -3-
SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)
                                                Three Months Ended June 30,
                                                    1995           1994

Cash flows from operating activities:
 Net earnings                                     $11,781        $ 8,397
 Adjustments to reconcile net earnings
  to net cash from operating activities:
 Depreciation and amortization of property,
   plant and equipment                              4,106          3,674
 Other amortization                                 3,139          3,324
 Provision for losses on accounts receivable          687            526
Changes in assets and liabilities:
  Accounts receivable                               6,414         (1,149)
  Inventories                                      (4,396)       (12,216)
  Prepaid expenses and other current assets          (414)        (2,899)
  Intangible and other assets                        (424)        (4,378)
  Accounts payable and accrued expenses               170         11,481
  Accrued restructuring costs                           -         (3,439)
  Other liabilities and deferred revenue              375            475
Net cash provided by operating activities          21,438          3,796

Cash flows from investing activities:
  Note receivable                                  (3,500)             -
  Proceeds from sale of property, plant and
   equipment                                        4,500              -
  Expenditures for property, plant and
   equipment                                      (15,802)        (6,270)
  Other investing activities, net                       2            394
Net cash used in investing activities             (14,800)        (5,876)


Cash flows from financing activities:
  Proceeds from issuance of long-term debt          8,558              -
  Repayment of notes payable                         (175)        (6,929)
  Exercise of stock options and warrants            5,308         11,939
  Purchase of Treasury shares                           -         (2,658)
Net cash provided by financing activities          13,691          2,352

Effects of exchange rate changes on cash              433            169

Net increase in cash and temporary
 investments                                       20,762            441

Cash and temporary investments, beginning
 of period                                         34,330          5,209

Cash and temporary investments, end of
 period                                           $55,092        $ 5,650

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                        $ 1,206        $ 1,300
  Income taxes                                      4,474          1,213


          See notes to condensed consolidated financial statements





- -4-
                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All amounts in thousands)
                                 (Unaudited)
                                              Six Months Ended June 30,
                                                  1995            1994
Cash flows from operating activities:
 Net earnings                                   $22,533        $15,052
 Adjustments to reconcile net earnings to
  net cash from operating activities:
  Depreciation and amortization of property,
   plant and equipment                            8,003          7,017
  Other amortization                              6,654          6,400
  Provision for losses on accounts receivable     1,024          1,203
Changes in assets and liabilities:
  Accounts receivable                            (4,382)       (11,453)
  Inventories                                    (1,296)       (15,809)
  Prepaid expenses and other current assets      (2,589)        (2,415)
  Intangible and other assets                    (4,328)        (7,172)
  Accounts payable and accrued expenses           3,860          6,031
  Accrued restructuring costs                      (157)        (8,723)
  Other liabilities and deferred revenue            887          2,481
Net cash provided by (used in) operating
 activities                                      30,209         (7,388)

Cash flows from investing activities:
  Note receivable                                (3,500)             -
  Proceeds from sale of property, plant
   and equipment                                  4,500              -
  Expenditures for property, plant and
   equipment                                    (19,180)        (8,323)
  Other investing activities, net                     8            573
Net cash used in investing activities           (18,172)        (7,750)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt        8,558          2,580
  Repayment of notes payable                     (2,965)           (45)
  Exercise of stock options and warrants          6,294         13,094
  Purchase of Treasury shares                      (995)        (2,658)
Net cash provided by financing activities        10,892         12,971

Effects of exchange rate changes on cash            774            318

Net increase in cash and temporary
 investments                                     23,703         (1,849)

Cash and temporary investments, beginning
  of period                                      31,389          7,499

Cash and temporary investments, end of
  period                                        $55,092        $ 5,650

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest                                      $ 2,357        $ 2,283
  Income taxes                                    7,279          2,192


          See notes to condensed consolidated financial statements







- -5-



                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS
              (All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of June 30, 1995, and the results of its operations and its cash flows for the three and six months ended June 30, 1995 and 1994, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform with the current year presentation.

2. Primary and fully-diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

3.   Classification of inventories is:

                                 June 30, 1995    December 31, 1994
                                  (Unaudited)

     Raw materials                   $ 43,221          $ 46,442
     Work-in-process                    8,826             8,485
     Finished goods                    49,783            46,111
                                     $101,830          $101,038


4. When property, plant and equipment is retired or has been fully depreciated and is no longer utilized, its cost and the related accumulated depreciation are written off. Capitalized software development costs fully amortized for two years or more are also written off.

5. During the three months ended June 30, 1995, the Company sold land and a building located in Costa Mesa, California, for $1,000,000 cash and a $3,500,000 promissory note bearing interest at 8.0 percent.
     Interest is payable monthly. Principal payments of $500,000 are due in April 1996 and 1997 with the remaining balance of unpaid principal and interest due in April 1999. In addition, the Company purchased a 48-acre site in Holtsville, New York, including a 174,000 square foot office building for $4,200,000 cash and assumed $7,282,000 in revenue bond financing made to Northrop Grumman by the New York Industrial Development Authority and the Town of Brookhaven. The bond bears interest at 12.3 percent and principal and interest will be repaid in ten equal semi-annual installments of $869,000 beginning in October, 1995. Based upon the borrowing rates currently available to the Company, a bond premium of $1,274,000 has been recorded in long-term debt and will be amortized over the life of the bond. The sale of the Costa Mesa property and purchase of the Holtsville site were accounted for as a like-kind exchange for income tax purposes.



- -6-
6. The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will have no material adverse effect on the Company's consolidated financial position or results of operations.

     In March, 1993, the Company and certain of its officers received a purported first Consolidated Amended Class Action Complaint in the action entitled In re. Symbol Technologies Class Action Litigation ("First Complaint") in the Eastern District of New York which essentially asserted the same alleged violations of
     Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as had been contained in six separate purported class action suits previously filed, and alleged a class period of March 17, 1992 through September 14, 1992. Defendants moved to dismiss the First Complaint for failure to state a cause of action and for failure to allege fraud with particularity. On September 14, 1993, the Court granted defendants' motion and dismissed the First Complaint. However, the Court granted plaintiffs leave to file a new complaint within 30 days. On October 14, 1993, a second Consolidated Amended Class Action Complaint ("Second Complaint") was served. It alleges essentially similar violations as had the prior complaints but alleges a class period from June 8, 1992, to September 14, 1992. Defendants moved to dismiss the Second Complaint and such motion is currently pending before the Court. The Company believes that the litigation is without merit and intends to defend it vigorously.







































- -7-
                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Results of Operations

     Net revenue of $137,629,000 and $268,887,000 for the three and six months ended June 30, 1995 increased 21.3 percent and 23.9 percent, respectively, over the comparable prior year periods. The increase for the three months ended June 30, 1995 is due to increased worldwide sales of scanner and terminal products. The increase for the six months ended June 30, 1995 is primarily due to increased worldwide sales of terminal products introduced over the last two years. Foreign exchange rate fluctuations favorably impacted net revenue by approximately 2.5 percent for the three and six months ended June 30, 1995.

     Geographically, North America revenue increased 18.9 percent and
20.0 percent, respectively, for the three and six months ended June 30, 1995 over the comparable prior year periods. International revenue increased 25.6 percent and 31.0 percent, respectively, for the three and six months ended June 30, 1995 over the comparable prior year periods. North America and International revenue continue to represent approximately two-thirds and one-third of the net revenue, respectively.

     Cost of revenue (as a percentage of net revenue) of 50.9 percent for the three and six months ended June 30, 1995, increased from 50.1 percent and 50.2 percent for the comparable prior year periods. This increase resulted primarily from a change in the mix of the Company's products sold to a higher percentage of lower margin products. The increase was offset, in part, by the impact on net revenue of favorable fluctuations in foreign exchange rates discussed above.

     Amortization of software development costs of $2,286,000 and $4,519,000 for the three and six months ended June 30, 1995 remained relatively constant compared with the comparable prior year periods.

     Engineering expenses for the three and six months ended June 30, 1994 increased to $10,386,000 and $20,658,000 from $8,390,000 and
$17,156,000, respectively, for the comparable prior year periods. While in absolute dollars engineering expenses increased 23.8 percent and 20.4 percent, respectively, from the comparable prior year periods, as a percentage of revenue such expenses remained relatively constant. The increase in absolute dollars reflects expenses incurred in connection with the continuing research and development of new products and the improvement of existing products.

     Selling, general and administrative expenses of $34,288,000 and $66,995,000 for the three and six months ended June 30, 1995 increased from $29,781,000 and $57,358,000, respectively, for the comparable prior year periods. While in absolute dollars, selling, general and administrative expenses increased 15.1 percent and 16.8 percent, respectively, from the prior year periods, as a percentage of revenue such expenses decreased to 24.9 percent for the three and six months ended June 30, 1995 from approximately 26.4 percent in the comparable prior year periods due to the increase in revenue and ongoing cost-containment programs. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and higher International expenses due to a weakened U.S. dollar.







- -8-
     Net interest expense decreased to $453,000 and $1,208,000 for the three and six months ended June 30, 1995 from $1,315,000 and $2,635,000 for the comparable prior year periods due to increased interest income as a result of the increase in cash and temporary investments and a reduction in interest expense due to annual repayments of outstanding debt.

     The Company's effective tax rate of 39.3 and 39.5 percent for the three and six months ended June 30, 1995, respectively, decreased from
40.0 percent for the three and six months ended June 30, 1994 due to the effect of changes in permanent differences between the financial accounting and tax bases of assets and liabilities.


Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:
                                             June 30,       December 31,
                                               1995            1994

     Working Capital (in thousands)          $216,822         $191,823

     Current Ratio (Current Assets
      to Current Liabilities)                   3.7:1           3.6:1

     Long-Term Debt to Capital                   15.7%           15.9%
      (Long-term debt to long-term
           debt plus equity)

     Current assets increased by $30,402,000 from December 31, 1994 principally due to an increase in accounts receivable and inventories to support higher operating levels, deferred income taxes and cash generated by profitable operations.

     Current liabilities increased $5,403,000 from December 31, 1994 primarily due to an increase in income taxes payable and an increase in the current portion of long term debt assumed in connection with the purchase of land and a building described below, offset, in part, by a decrease in accounts payable and accrued expenses.

     The aforementioned activity resulted in a working capital increase of $24,999,000 for the six months ended June 30, 1995. The Company's current ratio at June 30, 1995 increased to 3.7:1 from 3.6:1 at December 31, 1994 primarily from the increase in current assets described above.

     Property, plant and equipment expenditures for the six months ended June 30, 1995 totalled $19,180,000 compared to $8,323,000 for the six months ended June 30, 1994. During the three months ended June 30, 1995, the Company sold land and a building located in Costa Mesa, California, for $1,000,000 cash and a $3,500,000 promissory note bearing interest at 8.0 percent. Interest is payable monthly. Principal payments of $500,000 are due in April 1996 and 1997 with the remaining balance of unpaid principal and interest due in April 1999. In addition, the Company purchased a 48-acre site in Holtsville, New York, including a 174,000 square foot office building for $4,200,000 cash and assumed $7,282,000 in revenue bond financing made to Northrop Grumman by the New York Industrial Development Authority and the Town of Brookhaven. The bond bears interest at 12.3 percent and principal and interest will be repaid in ten equal semi-annual installments of $869,000 beginning in October, 1995. Based upon the borrowing rates currently available to the Company, a bond premium of $1,274,000 has been recorded in long-term debt and will be amortized over the life of the bond. The sale of the Costa Mesa property and purchase of the Holtsville site were accounted for as a like-kind exchange for income tax purposes.

- -9-
     Following an estimated $8,000,000 renovation, completion of which is expected in April, 1996, the facility will become the Company's headquarters and will house the Company's administrative, engineering, sales and marketing functions now located in the two buildings owned by the Company in Bohemia, New York subject to the Industrial Revenue financings completed in 1989. Long-term development plans allow for future construction of the Company's manufacturing and distribution facilities on the site. The Company is now in the process of evaluating its future space requirements and its plans for the owned properties currently occupied in Bohemia, which may include the sale or lease of the properties. In the event of a sale, based upon current market conditions, it is likely the sales price will be less than the book value of the properties. Other property, plant and equipment expenditures for the period were financed by existing cash and temporary investments. The Company does not have any other material commitments for capital expenditures.

     The Company's long-term debt to capital ratio decreased to 15.7% at June 30, 1995 from 15.9% at December 31, 1994 primarily due to increased equity from the results of operations and payment of the first annual installment of the Company's 7.76% Series A Senior Notes offset, in part, by the assumed debt described above.

     The Company has credit agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling
$30,000,000. As of June 30, 1995, the Company had no outstanding borrowings under these lines. These agreements expire between December 31, 1995 and June 30, 1996.

     The Company generated positive cash flow for the three months ended June 30, 1995 primarily due to cash provided by operations and financing activities, offset, in part, by expenditures for property, plant and equipment.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.





























- -10-


                      Part II - Other Information



Item 4.  Submission of Matters to a Vote of Security Holders


     The Company's Annual Meeting of Shareholders was held on May 8, 1995. At the meeting all nine directors nominated by the Company were reelected. The votes cast for each nominee were as follows:

                                   For           Against

     Jerome Swartz             20,960,288       337,720
     Harvey P. Mallement       21,103,733       194,275
     Frederic P. Heiman        20,960,026       337,982
     Raymond R. Martino        20,958,515       339,493
     Saul P. Steinberg         20,850,141       447,867
     Lowell Freiberg           20,957,241       340,767
     George Bugliarello        21,098,045       199,963
     Jan Lindelow              21,104,113       193,895
     Charles Wang              21,103,958       194,050

     The shareholders voted in favor of a proposal to approve an amendment to the 1991 Employee Stock Option Plan by a vote of 16,034,406 in favor and 1,873,068 opposed and 152,941 abstaining.

     In addition, the shareholders voted in favor of a proposal to approve the adoption of the Executive Bonus Plan by a vote of 20,369,414 in favor, 747,375 opposed and 181,219 abstaining.

     Shareholders also ratified the appointment of Deloitte & Touche as the Company's auditors for fiscal 1995 by a vote of 21,162,954 in favor, 35,425 opposed and 99,629 abstaining.































- -11-







                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              SYMBOL TECHNOLOGIES, INC.




Dated:  July 25, 1995         By:  /s/ Jerome Swartz
                                  Jerome Swartz, Chairman and
                                  Chief Executive Officer




Dated:  July 25, 1995         By:  /s/ Thomas G. Amato
                                  Thomas G. Amato
                                  Senior Vice President -
                                  Chief Financial Officer






















- -12-