Form 10-Q
period 1995-09-30
SYMBOL TECHNOLOGIES INC
filed 1995-10-23
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended September 30, 1995

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


   Class                      Outstanding at September 30, 1995
Common Stock,                      25,811,000 shares
par value $0.01


                SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q


                                                                    PAGE


PART I.   FINANCIAL INFORMATION

ITEM I.    Financial Statements

     Condensed Consolidated Balance Sheets at
     September 30, 1995 and December 31, 1994                         2

     Condensed Consolidated Statements of Earnings
     Three and Nine Months Ended September 30, 1995 and 1994          3

     Condensed Consolidated Statements of Cash Flows
     Three and Nine Months Ended September 30, 1995 and 1994        4 - 5

     Notes to Condensed Consolidated Financial
     Statements                                                     6 - 7

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                  8 - 10


PART II.  OTHER INFORMATION                                           11

SIGNATURES                                                            12

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (All amounts in thousands, except stock par value)

                                                  September 30,   December 31,
               ASSETS                                   1995         1994 (1)
                                                     (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                      $ 59,843     $ 31,389
   Accounts receivable, less allowance for doubtful
     accounts of $8,731 and $7,269, respectively       113,606       96,827
  Inventories, net                                      93,383      101,038
  Deferred income taxes                                 25,876       23,300
  Prepaid expenses and other current assets             15,329       13,568

          TOTAL CURRENT ASSETS                         308,037      266,122

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $54,244 and
  $58,214, respectively                                 78,570       71,705
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $38,082 and $46,369,
  respectively                                         137,773      136,386

                                                      $524,380     $474,213

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses               $ 68,378     $ 60,792
  Notes payable and current portion
   of long-term debt                                     6,910        5,285
  Income taxes payable                                   9,693        1,382
  Deferred revenue                                       5,839        6,840

          TOTAL CURRENT LIABILITIES                     90,820       74,299

LONG-TERM DEBT, less current maturities                 63,852       59,884

OTHER LIABILITIES AND DEFERRED REVENUE                  24,528       23,863

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding               -            -
  Common stock, par value $0.01; authorized
     40,000 shares; issued 27,157 shares and
     26,719 shares, respectively                           271          267
  Retained earnings                                    143,590      109,589
  Other stockholders' equity                           201,319      206,311
                                                       345,180      316,167

                                                      $524,380     $474,213

See notes to condensed consolidated financial statements

(1) The consolidated balance sheet as of December 31, 1994 has been taken from the audited financial statements at that date and condensed.

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (All amounts in thousands, except per share data)
                                 (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                    1995       1994       1995       1994

NET REVENUE                       $142,811   $124,433   $411,698   $341,525
COST OF REVENUE                     73,532     62,198    210,391    171,119
AMORTIZATION OF SOFTWARE
 DEVELOPMENT COSTS                   2,144      2,660      6,663      7,198

GROSS PROFIT                        67,135     59,575    194,644    163,208

OPERATING EXPENSES:
 Engineering                        10,742      9,818     31,400     26,974
 Selling, general and
  administrative                    35,184     30,692    102,179     88,050
 Severance                           2,500          -      2,500          -
 Amortization of excess
  of cost over fair value
  of net assets acquired               688        688      2,067      2,085

                                    49,114     41,198    138,146    117,109

EARNINGS FROM OPERATIONS            18,021     18,377     56,498     46,099

INTEREST EXPENSE, net                 (450)    (1,218)    (1,658)    (3,853)

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES                   17,571     17,159     54,840     42,246


PROVISION FOR INCOME TAXES           6,103      6,864     20,839     16,899


NET EARNINGS                      $ 11,468   $ 10,295   $ 34,001   $ 25,347

EARNINGS PER SHARE:
  Primary                            $0.42      $0.39      $1.26      $0.98
  Fully-diluted                      $0.42      $0.39      $1.26      $0.97

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING:
  Primary                           27,241     26,345     27,084     25,908
  Fully-diluted                     27,241     26,413     27,084     26,224













          See notes to condensed consolidated financial statements

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)
                                            Three Months Ended September 30,
                                                    1995           1994

Cash flows from operating activities:
 Net earnings                                     $11,468        $10,295
 Adjustments to reconcile net earnings
  to net cash from operating activities:
 Depreciation and amortization of property,
   plant and equipment                              4,910          3,688
 Other amortization                                 3,487          3,609
 Provision for losses on accounts receivable        1,759            758
Changes in assets and liabilities:
  Accounts receivable                             (15,906)         3,711
  Inventories                                       8,373         (7,858)
  Prepaid expenses and other current assets        (1,248)         1,202
  Intangible and other assets                      (4,188)        (2,895)
  Accounts payable and accrued expenses            11,106            205
  Accrued restructuring costs                           -         (1,518)
  Other liabilities and deferred revenue           (1,223)          (559)
Net cash provided by operating activities          18,538         10,638

Cash flows from investing activities:
  Proceeds from sale of property, plant and
   equipment                                          115              -
  Expenditures for property, plant and
   equipment                                       (5,480)        (7,549)
  Other investing activities, net                       -            146
Net cash used in investing activities              (5,365)        (7,403)


Cash flows from financing activities:
  Proceeds from issuance of long-term debt              -            420
  Repayment of notes payable                            -            (12)
  Exercise of stock options and warrants            2,822          8,367
  Purchase of Treasury shares                     (11,113)        (2,731)
Net cash (used in)/provided by
 financing activities                              (8,291)         6,044

Effects of exchange rate changes on cash             (131)           124

Net increase in cash and temporary
 investments                                        4,751          9,403

Cash and temporary investments, beginning
 of period                                         55,092          5,650

Cash and temporary investments, end of
 period                                           $59,843        $15,053

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                        $ 1,632        $ 1,442
  Income taxes                                      3,119          4,356


          See notes to condensed consolidated financial statements

                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All amounts in thousands)
                                 (Unaudited)
                                             Nine Months Ended September 30,
                                                  1995            1994

Cash flows from operating activities:
 Net earnings                                   $34,001          $25,347
 Adjustments to reconcile net earnings to
  net cash from operating activities:
  Depreciation and amortization of property,
   plant and equipment                           12,913           10,704
  Other amortization                             10,141           10,009
  Provision for losses on accounts receivable     2,783            1,961
Changes in assets and liabilities:
  Accounts receivable                           (20,288)          (7,742)
  Inventories                                     7,077          (23,667)
  Prepaid expenses and other current assets      (3,837)          (1,213)
  Intangible and other assets                    (8,516)         (10,067)
  Accounts payable and accrued expenses          14,966            6,236
  Accrued restructuring costs                      (157)         (10,241)
  Other liabilities and deferred revenue           (336)           1,923
Net cash provided by operating activities        48,747            3,250

Cash flows from investing activities:
  Note receivable                                (3,500)               -
  Proceeds from sale of property, plant
   and equipment                                  4,615                -
  Expenditures for property, plant and
   equipment                                    (24,659)         (15,872)
  Other investing activities, net                     8              719
Net cash used in investing activities           (23,536)         (15,153)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt        8,558            3,000
  Repayment of notes payable                     (2,965)             (57)
  Exercise of stock options and warrants          9,116           21,461
  Purchase of Treasury shares                   (12,108)          (5,389)
Net cash provided by financing activities         2,601           19,015

Effects of exchange rate changes on cash            642              442

Net increase in cash and temporary
 investments                                     28,454            7,554

Cash and temporary investments, beginning
  of period                                      31,389            7,499

Cash and temporary investments, end of
  period                                        $59,843          $15,053

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest                                      $ 3,989          $ 3,725
  Income taxes                                   10,398            6,548


          See notes to condensed consolidated financial statements

                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS
              (All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of September 30, 1995, and the results of its operations and its cash flows for the three and nine months ended September 30, 1995 and 1994, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform with the current year presentation.

2. Primary and fully-diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

3.   Classification of inventories is:

                              September 30, 1995    December 31, 1994
                                  (Unaudited)

     Raw materials                   $ 43,865          $ 46,442
     Work-in-process                    8,908             8,485
     Finished goods                    40,610            46,111
                                     $ 93,383          $101,038


4. When property, plant and equipment is retired or has been fully depreciated and is no longer utilized, its cost and the related accumulated depreciation are written off. Capitalized software development costs fully amortized for two years or more are also written off. For the nine months ended September 30, 1995, the Company retired $18,700,000 and $18,400,000 of fully depreciated property, plant and equipment and fully amortized capitalized software development costs, respectively.

5. During the nine months ended September 30, 1995, the Company sold land and a building located in Costa Mesa, California, for $1,000,000 cash and a $3,500,000 promissory note bearing interest at 8.0 percent. Principal payments of $500,000 are due in April 1996 and 1997 with the remaining balance of unpaid principal and interest due in April 1999. In addition, the Company purchased a 48-acre site in Holtsville, New York, including a 174,000 square foot office building for $4,200,000 cash and assumed $7,282,000 in revenue bond financing made to Northrop Grumman Corporation by the New York Industrial Development Authority and the Town of Brookhaven. The bond bears interest at 12.3 percent and principal and interest will be repaid in ten equal semi-annual installments of $997,000 beginning in October, 1995. Based upon the borrowing rates currently available to the Company, a bond premium of $1,274,000 has been recorded in long-term debt and will be amortized over the life of the bond. The sale of the Costa Mesa property and purchase of the Holtsville site were accounted for as a like-kind exchange for income tax purposes.

6. The Company accrued severance costs of $2,500,000 as of September 30, 1995 in connection with the resignation of its president and chief operating officer. This charge is reported as a separate line item in the accompanying condensed consolidated financial statements.

7. The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will have no material adverse effect on the Company's consolidated financial position or results of operations.

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

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Results of Operations

     Net revenue of $142,811,000 and $411,698,000 for the three and nine months ended September 30, 1995 increased 14.8 percent and 20.5 percent, respectively, over the comparable prior year periods. The increase for the three months ended September 30, 1995 is due to increased sales of worldwide terminal and international scanner products. The increase for the nine months ended September 30, 1995 is primarily due to increased worldwide sales of terminal products introduced over the last two years. Foreign exchange rate fluctuations favorably impacted net revenue by approximately 1.2 percent and 2.0 percent, respectively, for the three and nine months ended September 30, 1995.

     Geographically, North America revenue increased 9.7 percent and
16.3 percent, respectively, for the three and nine months ended September 30, 1995 over the comparable prior year periods. International revenue increased 23.9 percent and 28.4 percent, respectively, for the three and nine months ended September 30, 1995 over the comparable prior year periods. North America and International revenue represent approximately three-fifths and two fifths of net revenue, respectively, for the three and nine months ended September 30, 1995, and approximately two-thirds and one-third of the net revenue, respectively, for the comparable prior year periods.

     Cost of revenue (as a percentage of net revenue) of 51.5 percent and 51.1 percent, respectively, for the three and nine months ended September 30, 1995, increased from 50.0 percent and 50.1 percent for the comparable prior year periods. This increase resulted primarily from a change in the mix of the Company's products sold to a higher percentage of lower margin products. The increase was offset, in part, by the impact on net revenue of favorable fluctuations in foreign exchange rates discussed above.

     Amortization of software development costs of $2,144,000 and $6,663,000 for the three and nine months ended September 30, 1995 decreased from $2,660,000 and $7,198,000, for the comparable prior year periods due to the timing of product releases.

     Engineering expenses for the three and nine months ended September 30, 1995 increased to $10,742,000 and $31,400,000 from
$9,818,000 and $26,974,000, respectively, for the comparable prior year periods. While in absolute dollars engineering expenses increased 9.4 percent and 16.4 percent, respectively, from the comparable prior year periods, as a percentage of revenue such expenses were reduced to 7.5 percent and 7.6 percent, respectively, for the three and nine months ended September 30, 1995, from 7.9 percent in the comparable prior year periods due to the increases in revenue. The increase in absolute dollars reflects expenses incurred in connection with the continuing research and development of new products and the improvement of existing products.

     Selling, general and administrative expenses of $35,184,000 and $102,179,000 for the three and nine months ended September 30, 1995 increased from $30,692,000 and $88,050,000, respectively, for the comparable prior year periods. While in absolute dollars, selling, general and administrative expenses increased 14.6 percent and 16.0 percent, respectively, from the prior year periods, as a percentage of revenue such expenses decreased to 24.6 percent and 24.8 percent, respectively, for the three and nine months ended September 30, 1995 from 24.7 percent and 25.8 percent in the comparable prior year periods due to the increase in revenue and ongoing cost-containment programs. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and higher International expenses due to a weakened U.S. dollar.

     During the three and nine months ended September 30, 1995 the Company recognized a one-time pretax charge of $2,500,000 of severance expense, in connection with the resignation of its president and chief operating officer. Excluding this charge, the Company generated fully-diluted earnings per share of $0.48 and $1.32, respectively, for the three and nine months ended September 30, 1995.

     Net interest expense decreased to $450,000 and $1,658,000 for the three and nine months ended September 30, 1995 from $1,218,000 and $3,853,000 for the comparable prior year periods due to increased interest income as a result of the increase in cash and temporary investments and a reduction in interest expense due to annual repayments of outstanding debt.

     The Company's effective tax rate of 34.7 percent and 38.0 percent for the three and nine months ended September 30, 1995, respectively, decreased from 40.0 percent for the three and nine months ended September 30, 1994 primarily due to an increase in the exempt earnings of the Foreign Sales Corporation, a decrease in incremental foreign income taxes and an increase in federal tax credits.

Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:
                                           September 30,    December 31,
                                               1995            1994

     Working Capital (in thousands)          $217,217         $191,823

     Current Ratio (Current Assets
      to Current Liabilities)                   3.4:1           3.6:1

     Long-Term Debt to Capital                   15.6%           15.9%
      (Long-term debt to long-term
           debt plus equity)

     Current assets increased by $41,915,000 from December 31, 1994 principally due to an increase in accounts receivable to support higher operating levels, deferred income taxes and cash. The increase in cash was primarily due to cash generated by profitable operations, exercise of stock options and the proceeds from issuance of long-term debt, offset, in part by capital spending and the purchase of treasury shares. The increase in current assets were offset, in part, by reduced inventories as a result of the increase in product shipments.

     Current liabilities increased $16,521,000 from December 31, 1994 primarily due to increases in accounts payable and accrued expenses, income taxes payable and the current portion of long term debt assumed in connection with the purchase of land and a building described below.

     The aforementioned activity resulted in a working capital increase of $25,394,000 for the nine months ended September 30, 1995 and a decrease in the Company's current ratio at September 30, 1995 to 3.4:1 from 3.6:1 at December 31, 1994.

     Property, plant and equipment expenditures for the nine months ended September 30, 1995 totalled $24,659,000 compared to $15,872,000 for the nine months ended September 30, 1994. During the nine months ended September 30, 1995, the Company sold land and a building located in Costa Mesa, California, for $1,000,000 cash and a $3,500,000 promissory note bearing interest at 8.0 percent. Principal payments of

$500,000 are due in April 1996 and 1997 with the remaining balance of unpaid principal and interest due in April 1999. In addition, the Company purchased a 48-acre site in Holtsville, New York, including a 174,000 square foot office building for $4,200,000 cash and assumed $7,282,000 in revenue bond financing made to Northrop Grumman Corporation by the New York Industrial Development Authority and the Town of Brookhaven. The bond bears interest at 12.3 percent and principal and interest will be repaid in ten equal semi-annual installments of $997,000 beginning in October, 1995. Based upon the borrowing rates currently available to the Company, a bond premium of $1,274,000 has been recorded in long-term debt and will be amortized over the life of the bond. The sale of the Costa Mesa property and purchase of the Holtsville site were accounted for as a like-kind exchange for income tax purposes.

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

     The Company's long-term debt to capital ratio decreased to 15.6% at September 30, 1995 from 15.9% at December 31, 1994 primarily due to increased equity from the results of profitable operations and payment of the annual installment of the Company's 7.76% Series A Senior Notes offset, in part, by the assumed debt described above and the purchase of its common stock described below.

     The Company has credit agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling
$30,000,000. As of September 30, 1995, the Company had no outstanding borrowings under these lines. These agreements expire between December 31, 1995 and June 30, 1996.

     During the three months ended September 30, 1995 the Company purchased 307,300 shares of its common stock in the open market at a total cost of $11,113,000 pursuant to the stock repurchase program authorized by the Board of Directors on May 8, 1995.

     The Company generated positive cash flow for the three months ended September 30, 1995 primarily due to cash provided by operations, decreased inventories and increased total liabilities, offset, in part, by expenditures for property, plant and equipment and the purchase of its common stock previously described.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.

                      Part II - Other Information


                                -None-

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SYMBOL TECHNOLOGIES, INC.




Dated:  October 23, 1995      By:  /s/ Jerome Swartz
                                  Jerome Swartz, Chairman and
                                  Chief Executive Officer




Dated:  October 23, 1995      By:  /s/ Thomas G. Amato
                                  Thomas G. Amato
                                  Senior Vice President -
                                  Chief Financial Officer