Form 10-K
period 1995-12-31
SYMBOL TECHNOLOGIES INC
filed 1996-03-20
CIK 278352

March 18, 1996



Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, NW
Washington, DC  20549
Attention:  Filing Desk - Stop 1-4

Gentlemen:

          Re:  Symbol Technologies, Inc.
               Annual Report on Form 10-K
               For Fiscal Year Ended
               December 31, 1995
               File No. 1-9802

     On behalf of Symbol Technologies, Inc. (the "Company"), I transmit for filing under the Securities Exchange Act of 1934 (the "Act"), the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. I have been advised by the Company that the financial statements contained in the report do not reflect any changes from the preceding year's financial statements with respect to accounting principles or practices or in the method of applying such principles or practices.

     A wire transfer in the amount of $250.00 in payment of the filing fee has been deposited in the SEC lock box account no. 910-8739 at the Mellon Bank in Pittsburgh, PA.

     If you have any questions regarding the enclosed materials, please call the undersigned by collect telephone at (516) 738-4765.

                              Very truly yours,



                              s/Leonard H. Goldner
                              Leonard H. Goldner
                              Senior Vice President
                              and General Counsel

LHG:mk

                              March 18, 1996






Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

     In connection with the undersigned's Annual Report on Form 10-K for the year ended December 31, 1995 and pursuant to Item 601(b)(4)(iii) of Regulation S-K, the undersigned has not filed as exhibit 10.6 an Industrial Revenue Bond financing agreement in respect to its executive offices since the total amount of securities authorized thereunder does not exceed 10% of the Registrant's total consolidated assets. The Registrant, however, agrees to furnish a copy of such documents to the Commission, if so requested.





                         By:       s/Thomas G. Amato
                                   Thomas G. Amato
                                   Senior Vice President -
                                   Finance and Chief
                                   Financial Officer
TGA:mk

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995 Commission file number 1-9802

                         SYMBOL TECHNOLOGIES, INC.
          (Exact name of Registrant as specified in its charter)

           Delaware                             11-2308681
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

      One Symbol Plaza
      Holtsville, NY                                11742-1300
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (516) 738-2400

Securities registered pursuant to
Section 12(b) of the Act:

Common Stock, par value $.01              New York Stock Exchange
   (Title of each class)                 (Name of each Exchange on
                                          which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES  X                              NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

     The aggregate market value of the voting stock held by persons other than officers and directors (and their associates) of the registrant, as of February 15, 1996 was approximately $763,000,000.

     The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1995, was as follows:

   Class                               Number of Shares
  Common Stock, par value $.01            25,621,181

Documents Incorporated by Reference: The registrant's Proxy Statement to be used in conjunction with the Annual Meeting of Shareholders to be held on April 29, 1996 (the "Proxy Statement") is incorporated into Part III.

                             PART I

Item 1.  Business

The Company

      Symbol Technologies, Inc. ("Symbol" and, together with its subsidiaries, the "Company"), a Delaware corporation, is the successor by merger in 1987 to Symbol Technologies, Inc., a New York corporation which was organized in 1973 and is the largest manufacturer of bar code-driven data management systems. The Company is the only corporation in its industry with in-house technology for the design and manufacture of bar code scanning products, hand-held computers and radio frequency (RF) data communications systems. The Company is engaged in one industry segment - the design, manufacture and marketing of bar code reading equipment, hand-held computers and radio frequency data communications systems which are used as strategic building blocks in data collection systems in retail, transportation, parcel delivery and postal service, warehousing and distribution, factory automation and many other applications.

Company Products and Services

General

      The Company develops, manufactures, sells and services (i) bar code scanning products that employ laser technology to read data encoded in bar code symbols, and (ii) data collection systems incorporating application specific hand-held computers. The Company's bar code scanning equipment is compatible with a wide variety of data collection systems, including computers, electronic cash registers and portable data collection devices. Bar code scanners are used to enhance accurate data entry and productivity in retail, transportation, parcel delivery and postal service, warehousing and distribution, factory automation and many other applications.

      The Company's data collection systems consist of hand-held computers, peripheral devices, software and programming tools, and are designed to provide solutions to specific customer needs in data collection. They are used to collect data at remote locations and to transmit information between these locations and the user's central data processing facility. Data can be entered by a touch screen or a device which reads bar codes or may be keyed into memory on a numeric or alpha-numeric keyboard. Data can be transmitted and received through direct connection, regular telephone lines with acoustic couplers and modems or by radio waves. A majority of the Company's hand-held computers include an integrated bar code reader.

Bar Code Scanning Products

        Sales of the Company's bar code scanning products have accounted for approximately 40 percent of the Company's revenues for the years ended December 31, 1995 and 1994 and approximately 45 percent of the Company's revenues for the year ended December 31, 1993.

        The Company's bar code scanning products consist of devices designed to scan and decode bar code symbols and transmit data. The Company sells various models of its bar code reading systems, each of which consists of a laser scanner and interface controller. In some models, the interface controller is integrated into the handle of the scanner. The laser scanner reads the symbol and transmits a digitized signal to the interface controller. The interface controller contains a microprocessor which decodes the information received and interfaces with the user's computer.

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

      In 1995, the Company introduced its next generation hand-held scanner, the LS 4000 Series. The Company anticipates that the LS 4000, which will be commercially available in 1996, will replace the LS 2000. Improved performance, rugged construction, and an advanced ergonomic form factor make the LS 4000 ideal for price scanning and inventory management in a wide variety of retail and commercial segments.

      The LS 3000 Series introduced in 1993, consists of trigger-operated, visible laser diode-based scanners used to read all common linear bar code symbologies and densities up to a distance of 20 feet. The LS 3000 is particularly well-suited for industrial and military applications because of its rugged housing. These devices consume less than one watt of power during scanning. Specialty versions of the LS 3000 include long range scanners capable of reading bar codes of virtually all sizes at distances ranging from near contact to more than 35 feet (3000 LR, ALR, XLR and ER) and low contrast reading capability scanners (3000 HV and VHD) both using "spot and scan" two position triggers for ease of aiming and visibility.

      Introduced by the Company in 1995, the LS 2600 and 3600 Series of laser bar code scanners incorporate fuzzy logic technology and beam management optical technology. Fuzzy logic allows these scanners to accurately digitize and decode poor quality or damaged bar codes. Beam management optical technology allows operators to scan bar codes at varying distances.

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

      In 1995, the Company introduced the LS 4800, a hand-held laser scanner designed to optimally read both PDF 417 and all conventional, linear bar codes. The LS 4800 integrates a miniature resonant 2D scan engine that rasters, reading PDF 417 symbols horizontally and vertically at 560 scans per second. Due to its rapid scan rate and advanced optics, the LS 4800 is adept at reading poor quality symbols. The Company anticipates that the LS 4800 will replace the PDF 1000 in 1996.

      The LS 1000 Series, introduced in 1996, is the Company's smallest and lightest trigger operated, hand-held laser scanner. The LS 1000 is a limited performance scanner ideal for light use scanning environments where low cost is a critical factor.

       In 1992, the Company introduced the LT 1700 LaserTouch, a family of visible laser diode-based bar code scanners that combines the performance and accuracy of laser-based bar code technology with scanning for applications where near contact scanning and touch ergonomics are sufficient. In 1995, the Company introduced the LT 1800 LaserTouch an optically enhanced version of the LT 1700. The Company anticipates that the LT 1800 will replace the LT 1700 in 1996.

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

      In 1995, the Company introduced two new miniaturized slot scanners, the LS 5300 and the LS 5400. The LS 5300 is an improved version of the LS 5000 incorporating enhanced electronics and software which facilitate improved first-pass read rates. The LS 5400 features a stainless steel housing and hardened glass window for heavy-duty use in hard good environments.

      The LS 5700 and the LS 5800 miniaturized slot scanners, introduced in 1996, have been developed to eventually replace all other miniaturized slot scanner models currently offered by the Company. The LS 5700 was designed to accommodate all vertical or "on counter" applications and incorporates a full sleep mode function which allows the motor and laser to turn off after an extended period of scanner inactivity extending scanner longevity and reducing power consumption. The LS 5800 operates in horizontal or "in counter" applications and features rugged housing and a sealed exit window that resists spills and dirt.

      In 1994, the Company introduced the LS 9100, a laser-diode based projection scanner. The LS 9100 generates a large omnidirectional pattern of twenty interlocking laser lines that can read bar codes at various angles for high productivity scanning.

      Since 1988, the Company has been selling a series of scan modules consisting of solid state laser diode-based laser scanners. The latest version, the LS 1220 was introduced in 1994. These compact, non-contact scanners can be integrated internally with the user's own equipment or used independently as fixed-mount scanners on conveyor lines or robotic arms.

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

      In 1992, the Company introduced the SE 1000 Series scan engine. The SE 1000, which measures approximately one cubic inch and weighs about 1 ounce, enables third-party manufacturers to integrate high performance laser scanning into a variety of devices including hand-held computers, medical instruments, diagnostic equipment, lottery terminals, vending machines and robotics. With a working range of 2 to 24 inches, the SE 1000 operates at supply voltages as low as three volts, making it ideal for integration into portable and battery-powered devices. Versions of SE 1000 are available with an integrated decoder and RS 232 interface.

      The SE 1100 Series scan engine, introduced in 1994, incorporates optimized laser focusing for reading low contrast and poorly printed bar codes and extended electromagnetic interference (EMI) protection, making the SE 1100 scan engine ideal for reading bar codes on shipping manifests, outer packing cases or other exposed surfaces in a warehouse environment. The SE 1100 offers improved performance over the SE 1000 in a slightly larger size.

      Introduced in 1996, the SE 1200 Series scan engine was engineered to provide the best performance in the smallest possible size. Smaller than the SE 1100, the SE 1200's working range and ability to read poor quality bar codes is equal to that of hand-held scanners. The Company anticipates that the SE 1200 will replace the SE 1000 and the SE 1100.

      The SE 2000 Series scan engine, introduced by the Company in 1995 and commercially available in 1996, is a high performance laser scan engine capable of reading both one dimensional and two dimensional bar codes.

      In 1992, the Company introduced "Gladiator", an innovative arm-mounted bar code-based data transaction system that allows portable hands-free bar code scanning, data collection and RF data communications. The Symbol Application Productivity System
(APS) 3395 is a wearable computer system for users who rely on the efficiency and accuracy of bar code scanning but require the use of both hands to perform job functions. The APS 3395 system combines three elements: the Symbol HF 2000, a laser scanner about the size of a computer mouse that is mounted to the back of the hand; the Symbol AP 3390, a forearm-mounted keyboard/display module; and a waist-mounted 16-bit, DOS-based portable computer.

      The latest addition to the Company's "wearable" bar code scanning systems is the WS 1000 wearable scanner series which consists of two components. The system combines the RS 1, a miniature scanner worn as a ring that allows the user to simply point a finger to scan a bar code and a compact, light weight, wrist mounted 16-bit computer with display which permits wireless communication to the host computer. The WS 1000, introduced in 1995, will be commercially available in the first half of 1996. The Company anticipates that the WS 1000 will replace the APS 3395 system.

      The Company also produces a series of low cost, interface controllers. These devices permit the Company's scanner products to easily interface with a wide range of standardized terminals, personal computers, point-of-sale terminals, portable terminals and dedicated computing hardware.

      Product list prices for the Company's bar code scanning equipment range between $425 to $3,195 depending on product configuration. The Company offers discounts off list price for quantity orders and sales are frequently made at prices below list price.

Portable Data Collection Systems

        The Company's portable data collection systems consist of hand-held computers, peripheral devices, software and programming tools. These systems collect data at remote locations and transmit information between these locations and the user's central data processing facility and are designed to provide data collection solutions for a variety of applications. A majority of the Company's hand-held computers also include an integrated bar code reader. These systems accounted for approximately 50 percent of the Company's total revenues for the years ended December 31, 1995, 1994 and approximately 40 percent of the Company's total revenues for the year ended December 31, 1993.

        Portable Data Collection Devices. The Company's portable data collection devices are microprocessor-based, lightweight and battery-operated hand-held computers. Data may be captured by a device which reads bar codes or may be keyed into memory via an integrated keyboard or a touch screen. The data collected by the hand-held computer can then be transmitted to a host computer by direct connection through regular telephone lines with acoustic couplers and modems (batch file transfer mode). Data may also be transmitted instantly as it is collected by radio waves (real-time transaction processing). Information from the Company's hand-held computers may be communicated to a stand-alone receiver or computer which formats the data for input into a host computer, or directly into a host computer by communications controllers supplied by the Company. Depending on the model, the Company's hand-held computers may have up to 16 megabytes of Random Access Memory (RAM) for data storage and multiple input and output capabilities for the connection of printers, bar code readers and communications devices. In addition, based upon customer specifications, the hand-held computers may also have built-in bar code readers and various built-in communications devices for transmission and receipt of data.

      The Company offers two wireless local area network (LAN) products. In 1990, the Company introduced its Spectrum One cellular radio frequency network for wireless data transactions. Installation of the network at various customer sites began in 1991 and the network is now installed in over 13,000 sites in 12 countries. Spectrum 24 introduced in 1995, operates on a 2.4 Ghz frequency range and is designed to comply with forthcoming IEEE 802.11 standards, developed to insure interoperability of wireless LANs and portable computing equipment of different manufacturers. Based on spread spectrum RF technology, Spectrum One and Spectrum 24 networks provide real-time wireless data communications with a host computer for hundreds of portable and fixed-station computers and radio-integrated scanners. Unlike traditional RF-based networks, spread spectrum installation requires no individual site license from the FCC. The Spectrum One and Spectrum 24 systems work in tandem with a broad range of the Company's RF capable hand-held computers.

      Design engineering and support for both the Company and third-party RF-based data communications systems is conducted in the Company's San Jose, California facility. The focus of the group is the design of wireless bar code data transaction systems based on the Company's Spectrum One and Spectrum 24 LANs and support for the integration of those high-performance networks into customer's data networks and enterprise-wide information systems.

      The LRT 3800, introduced in 1990, incorporates in a single, hand-held unit, high-performance laser bar code scanning, a 16-bit DOS-based computer and a radio modem for communication via the Company's Spectrum LANs. Based on visible laser diode scanning technology, the battery-operated LRT 3800 is compact and ergonomically designed and provides up to 1.2 megabytes of memory capacity.

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

      Introduced in 1996, the PDT 2100 hand-held integrated computer is the Company's smallest and lightest high-performance hand-held computer with laser scanning capability. The Company intends to introduce in 1996 versions of the PDT 2100 which will incorporate the Company's Spectrum LANs. The PDT 2100 design, which resembles a TV remote controller, facilitates easy intuitive use while the PC-standard 16-bit architecture and Microsoft MS-DOS operating system provide superior data management capabilities.

      Datawand hand-held computers were first introduced by the Company in 1985. The Company's principal Datawand product, the Datawand IIB, is a self-contained optical wand bar code reader hand-held computer which is only 7-1/4 inches long and one inch in diameter and weighs slightly more than two ounces. In 1989, the Company introduced a new optical wand bar code reader, the Datawand III, which contains 32 kilobytes of memory and a 16 character single line display.

      In 1993, the Company announced the co-development with Albert Heijn of The Netherlands, Europe's largest grocery market chain, and TNO Product Centre, a leading Dutch engineering design firm, of a shoppers portable self checkout system. The system, which is integrated with the retailer's point of sale system, utilizes the Company's LST 3803, a hand-held computer with an integrated laser scanner which allows shoppers to scan and tabulate their purchases as they shop.

      In 1995, installation of Symbol's portable self checkout systems has expanded both to new customers and more sites. There are currently 55 systems installed in three countries. Although retailers and customers have been very pleased with the shoppers portable self checkout system and other food and non-food retailers have expressed an interest in the self checkout concept, due to the innovative nature of the concept, there can be no assurance that self checkout will be implemented on a wide scale either internationally or domestically.

      The PDT (Portable Data Terminal) family of general purpose hand-held computers features advanced technology including Very Large Scale Integrated (VLSI) circuits, which incorporate many standardized integrated circuits into one computer chip allowing for size and cost reductions. Also, the PDT family employs surface mounted component technology for reduced size and increased performance and dependability, as well as industry standard 8- and 16-bit microprocessors. The PDT family includes a series of hand-held computers which are available with different features and at varying costs depending on customer requirements and preferences. The PDT hand-held computers feature up to sixteen lines of liquid crystal display, slim, lightweight design, multiple input and output ports and up to one megabyte of internal memory. PDT hand-held computers have various keyboard configurations, including a user configurable keyboard. The PDT family was originally introduced in 1985.

      The PDT 3100 hand-held computer, a 16-bit DOS-compatible computer, was introduced in 1993. Versions of the PDT 3100 also incorporate the Company's SE 1000 scan engine and feature a unique swivel-head scanner design which adjusts instantly for right- or left-hand scanning operation. The PDT 3100 is the Company's largest selling hand-held computer. In 1994, the Company introduced versions of the PDT 3100 incorporating the Company's Spectrum One data communications network and direct or acoustic modems for telephone line communications and in 1996, the Company introduced versions of the PDT 3100 which incorporate the Company's Spectrum 24 LAN communications capability and an SE 2000 scan engine providing one and two dimensional bar code scanning capability.

        In 1990, the Company introduced the PDT 3300, a 16-bit DOS-compatible batch hand-held computer. The PDT 3300 provides expanded program capacity and keyboard and display flexibility coupled with an environmentally sealed unit for use in harsh environments. The Company also offers versions of the PDT 3300 which operate with the Company's Spectrum One and Spectrum 24 networks.

         The PPT family of portable pen computers integrates several key technologies for improving information management. These PC compatible hand-held computers incorporate pen and touch input on an active matrix screen; a graphical user interface; an SE 1000 series scan engine; and standard PCMCIA slots for wireless or wide area network capability. The PPT 4100, introduced in 1994, is intended for use in information-intensive applications in retail and other environments where managers will benefit by accessing remote databases to make real time inventory and purchasing decisions to significantly enhance customer service and improve productivity. The PPT 4600, introduced in 1995 and commercially available in 1996, incorporates a 486 microprocessor which supports both DOS and Windows based applications and an SE 2000 scan engine, making it the first hand-held computer that has the capability to scan and decode PDF
417. Engineered to withstand rugged treatment and endure outdoor conditions such as windblown rain or dust and extreme temperatures, the PPT 4600 is intended for use in industrial and mobile environments. In 1996, the Company introduced versions of the PPT 4100 and PPT 4600 incorporating Spectrum 24 LAN communication capability.

       Product list prices for the Company's portable data collection equipment range between $350 to $7,200 depending on product configuration. The Company offers discounts off list price for quantity orders and sales are frequently made at prices below list price.

         Software and Programming Tools. The Company's portable hand-held computers utilize software which consists of a number of specialized applications and communications software programs, along with a series of program compilers and generators which run on both IBM and IBM compatible personal computers and DEC VAX or Micro VAX computers. The compilers and generators allow the Company's programmers, VARs ("Value Added Resellers") and end-user customers to generate applications software to meet specific customer requirements. Through communications software, information collected by hand-held computers can be transmitted to, and data can be received from, most commonly used computer systems. The Company's PDT hand-held computer architecture is designed to allow customers to utilize advances in PDT hand-held computers while preserving the customer's ability to use existing software.

       The Company has developed program generators for use by customers and VARs which are designed to allow them to rapidly develop and debug programs for use in the Company's PDT and PPT hand-held computers. Using these generators, customers can create their own programs on IBM and IBM-compatible personal computers and DEC VAX and Micro VAX computers. These programs can be down loaded directly from the customers computer to the Company's hand-held computer or by the creation of Custom Application Modules (CAMs) which can be inserted in the hand-held computer. Powergen, one of the Company's program generators, allows the Company's customers to develop simple application programs for the PDT family of hand-held computers.

       The Company has also developed several communication protocols designed to facilitate transmission and reception of data between data computers and stand-alone receivers or host computers. The Company has entered into alliances with independent suppliers of software who assist the Company in the development of software.


Customer Support

       The Company has a customer support organization which repairs and maintains the Company's products.

         The Company's domestic customer support operations include locations in Arkansas, California, Georgia, Illinois, Kentucky, Michigan, Minnesota, New Jersey, New York, Texas and Virginia. The Company also has foreign customer support offices in Australia, Austria, Canada, France, Germany, Italy, Norway, Singapore, South Africa, Spain and the United Kingdom. In Japan, customer support is provided by Olympus Optical, Inc. These centers enhance the Company's ability to respond to its customers' requirements for fast, efficient service.

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

       The Company undertakes to correct defects in materials and workmanship for a period of time after delivery of its products. The period of time covered by these warranties varies depending on the product involved as well as contractual arrangements but is generally twelve months.

         Maintenance and support revenues contributed less than 10 percent of the Company's total revenues for the years ended
December 31, 1995, 1994 and 1993.

Sales and Marketing

         The Company presently markets its products domestically and internationally through a variety of distribution channels, including a direct sales force, original equipment manufacturers, VARs and sales representatives and distributors. VARs distribute the Company's products to customers while also selling to those customers other products or services not provided by the Company. The Company's sales organization includes domestic sales offices located throughout the United States and foreign sales offices in Australia, Austria, Belgium, Canada, France, Germany, Italy, Norway, South Africa, Singapore, Spain and the United Kingdom.

         The Company currently has contractual relationships and strategic alliances with unaffiliated partners. Through these relationships, the Company is able to broaden its distribution network and participate in industries other than those serviced by the Company's direct sales force and distributors.

       Customers generally order products for delivery within 45 days. Accordingly, shipments made during any particular quarter generally represent orders received either during that quarter or shortly before the beginning of that quarter and generally consist of products manufactured in the quarter. The Company maintains significant levels of inventory to facilitate meeting delivery requirements of its customers. The Company, pursuant to contract or invoice, normally extends 30 day payment terms to its customers. Actual payment terms vary from time to time but generally do not exceed 90 days.

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

         The following table sets forth certain information as to international sales of the Company:

                                           Year Ended
                                          December 31,
           Area                         (In thousands)
                                  1995            1994         1993

       Western Europe           $178,027        $141,090     $98,188

       Other                    $ 40,402        $ 25,999     $14,344


        The Company undertakes hedging activities to the extent of known cash flow in an attempt to minimize the impact of foreign currency fluctuations.

Manufacturing

        The products which are manufactured by the Company are manufactured at its Bohemia, New York facilities.


       While components and supplies are generally available from a variety of sources, the Company presently depends on a single source or a limited number of suppliers for several components of its equipment, certain subassemblies and certain of its products. Certain of the Company's products are manufactured in Japan and Taiwan. Due to the general availability of components and supplies, the Company does not believe that the loss of any supplier or subassembly manufacturer would have a long-term material adverse effect on its business although set-up costs and delays could occur if the Company changes any single source supplier. In the past, delays in delivery of components have not had a material adverse effect on shipments of the Company's products. Certain of the Company's products are manufactured by third parties. Failure of such third parties to supply products to the Company could have an adverse affect on the Company's ability to deliver such products to its customers. However, the Company has no reason to believe that these suppliers will be unable to meet their supply or delivery obligations to the Company over any extended period.

     The Company employs certain advanced manufacturing processes that require highly sophisticated and costly equipment and are continuously being modified in an effort to improve efficiency, reduce manufacturing costs and incorporate product improvements.

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

        The Company expended (including overhead charges) approximately $19,879,000, $16,678,000 and $16,258,000 for research and development during the years ended December 31, 1995, 1994 and 1993, respectively.

Competition

        The business in which the Company is engaged is highly competitive and acutely influenced by advances in technology, product improvements and new product introduction, and price competition. To the Company's knowledge, many firms are engaged in the manufacture and marketing of portable data collection systems and bar code reading equipment utilizing laser technology. In addition, the Company's bar code reading equipment also competes with devices which utilize technologies other than laser scanners such as CCDs and optical wands. Furthermore, numerous companies, including present manufacturers of scanners, lasers, optical instruments, microprocessors, notebook computers, PDAs and data radios have the technical potential to compete with the Company. Many of these firms have far greater financial, marketing and technical resources than the Company. The Company competes principally on the basis of performance and the quality of its products and services.

        The Company believes that its principal competitors in the bar code scanning equipment market are AT&T Global Information Systems (formerly NCR Corporation), INTERMEC Corporation, Matsushita Electric Corporation, Metrologic Instruments, Inc., NipponDenso Co., Ltd., Opticon, Inc., PSC, Inc. (formerly Photographic Sciences Corporation), Spectra Physics, Inc. and Welch Allyn, Inc. and that its principal competitors in the portable data collection systems market are Fujitsu, Ltd., Hand Held Products, Inc., INTERMEC Corporation, LXE Inc., NipponDenso Co., Norand Corporation, Mars Electronics and Telxon Corporation. Some of the Company's competitors in the portable data collection systems market also participate in the field service market.

Patent and Trademark Matters

        The Company files domestic and foreign patent applications to support its technology position and new product development. The Company owns over 200 U.S. Letters Patents covering various aspects of the technology used in the Company's principal products and has entered into cross-license agreements with other companies in the laser scanning business. In addition, the Company owns numerous foreign companion patents. The Company has also filed additional patent applications in the U.S. Patent and Trademark Office as well as in foreign patent offices. The Company will continue to file patents, both U.S. and foreign, to cover its most recent research developments in the scanning, data collection and RF data communications fields. Key patents covering basic hand-held laser scanning technology begin to expire in 2000 and key patents covering scanner integrated hand-held computers begin to expire in 2005.

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

        Although there are currently no pending actions, the Company has in the past initiated several actions, both U.S. and foreign, relating to patent infringement. From time to time, the Company has disputes with licensees as to which products are covered by its patents and the amount of royalties owed thereunder. These disputes have in the past led and may in the future lead to litigation.

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

Government Regulations

     The use of lasers and radio emissions are subject to regulation in the United States and in other countries in which the Company does business. In the United States, various Federal agencies, including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various State agencies, have promulgated regulations which concern the use of lasers and/or radio/electromagnetic emissions standards. Member countries of the European community have enacted or are in the process of adopting standards concerning electrical and laser safety and electromagentic compatibility and emissions standards.

     The Company believes that all of its products are in material compliance with current standards and regulations; however, regulatory changes in the United States and other countries may require modifications to certain of the Company's products in order for the Company to continue to be able to manufacture and market these products.

     The Company's RF hand-held computers include various models all of which intentionally transmit radio signals as part of their normal operation. The Company's LRT 3800 laser radio hand-held computer and certain versions of its hand-held computers and its Spectrum One and Spectrum 24 cellular frequency networks utilize spread spectrum radio technology. The Company has obtained certification from the FCC for its products which utilize this radio technology. Such certification is valid for the life of the product unless and until the circuitry of the product is altered in material respects, in which case a new certification may be required. Users of these products in the United States do not require any license from the FCC to use or operate the product. Certain of the Company's products transmit narrow band radio signals as part of their normal operation. The Company has obtained certification from the FCC for its narrow band radio products. However, these models must not only be accepted by the FCC prior to marketing but users of these devices must themselves also obtain a site license from the FCC to operate them.

Associates

     At December 31, 1995, the Company had approximately 2,400 full-time associates. Of these, approximately 2,000 were employed domestically. The Company also employs temporary production personnel. None of the Company's associates are represented by a labor union. The Company considers its relationship with its associates to be good.

Item 2.  Properties

         The following table states the location, primary use and approximate size of all principal plants and facilities of the Company and its subsidiaries and the duration of the Company's tenancy with respect to each facility.

Location             Principal Use             Size           Tenancy/Ownership
One Symbol Plaza       World headquarters    174,000 square   Owned (subject to
Holtsville, NY                                feet            mortgage)

116 Wilbur Place       Customer support       92,000 square   Owned (subject to
Bohemia, NY            and warehousing        feet            mortgage)

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

110 Orville Drive      Manufacturing          110,000 square  Leased:  expires
Bohemia, NY                                   feet            April 6, 1998

1101 Lakeland Avenue   Manufacturing and      90,400 square   Leased: expires
Bohemia, NY            distribution           feet            April 6, 1998

2145 Hamilton Ave.     Network systems,       51,500 square   Leased:  expires
San Jose, CA           engineering, marketing feet            March 31, 1999
                       customer service

340 Fischer Avenue     Service and sales      31,200 square   Leased: expires
Costa Mesa, CA                                feet            May 31, 2001

50 Orville Drive       Administration         28,000 square   Leased: expires
Bohemia, NY                                   feet            June 30, 1996

80 13th Avenue         Warehousing            25,800 square   Leased:  expires
Ronkonkoma, NY                                feet            June 30, 1996

180 Orville Drive      Warehousing and        11,300 square   Leased:  expires
Bohemia, NY            facilities management  feet            May 31, 1997

Ilex House             Customer service       9,460 square    Leased:  expires
Mulberry Business Park                        feet            December 25, 2005
Fishponds Lane
Wokingham, Berkshire
England


         In addition to these principal locations, the Company and its subsidiaries also lease other offices throughout the world, ranging in size from approximately 150 to 14,000 square feet.

Item 3.  Legal Proceedings

         In October 1993, the Company and certain of its officers received a purported Second Consolidated Amended Class Action Complaint in the action entitled In re Symbol Technologies Class Action Litigation ("Second Complaint") in the Eastern District of New York, which asserts alleged violations of Section 10(b) of the Securities Exchange Act of 1994 and Rule 10 b-5 promulgated thereunder. The Second Complaint alleges a class period from June 8, 1992, to September 14, 1992. Defendants have moved for summary judgment dismissing the Second Complaint and such motion is currently pending before the Court. The Company believes that the litigation is without merit and intends to defend it vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 4A.  Executive Officers of the Registrant

         The following table sets forth the names, ages and all positions and offices held by the Company's executive officers:

Jerome Swartz .......... 55   Chairman of the Board of Directors
                              Chief Executive Officer and
                              Director

Tomo Razmilovic ........ 53   President, Chief Operating
                              Officer and Director

Frederic P. Heiman...... 56   Executive Vice President, Chief
                              Technology Officer, and Director

Thomas G. Amato......... 50   Senior Vice President-Finance and
                              Chief Financial Officer

Richard Bravman......... 41   Senior Vice President, General
                              Manager-Mobile and Wireless
                              Systems Division

Brian T. Burke.......... 49   Vice President, Controller and
                              Chief Accounting Officer

Allen C. Creveling...... 54   Senior Vice President-Human
                              Resources

Richard Feldt........... 44   Senior Vice President,
                              General Manager-Operations

Leonard H. Goldner...... 48   Senior Vice President, General
                              Counsel and Secretary

Satya Sharma............ 55   Senior Vice President-Quality and
                              Training


         Dr. Swartz co-founded and has been employed by the Company from its inception in 1973. He has been the Chairman of the Board of Directors and Chief Executive Officer of the Company for more than the past five years. Dr. Swartz was an industry consultant for 12 years in the areas of optical and electronic systems and instrumentation and has a total of some 125 technical papers and issued and pending U.S. patents to his credit, including the Company's basic patents in hand-held laser scanning. He is also a trustee of the Polytechnic University of New York and an adjunct full professor of Electrical Engineering at the State University of New York at Stony Brook. He has also recently been elected a fellow of the Institute of Electrical and Electronic Engineering.

         Mr. Razmilovic has been the President and Chief
Operating Officer of the Company since October 1995. He was previously Senior Vice President-Worldwide Sales and Services.

He first joined the Company in November 1989.  From January
1989 to August 1989, he was President and Chief Executive Officer of Cominvest Group, a Swedish multinational high technology company. From August 1985 to December 1988, he was President of ICL Europe, a major European computer manufacturer and he also led its industry marketing and software development divisions.

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

         Mr. Feldt joined the Company in September 1995. From 1991 to August 1995, he was Vice President of Manufacturing at A.T. Cross, a leading manufacturer of writing instruments. From July, 1988 to December, 1990, Mr. Feldt served as a Director of the Imaging and Publishing Systems Division of Eastman Kodak.


       Mr. Goldner joined the Company in September 1990.  From
September 1979 until August 1990, he was a partner of the New
York law firm of Shereff, Friedman, Hoffman & Goodman, which firm was securities counsel to the Company.

       Dr. Sharma joined the Company in March 1995. Prior to joining the Company, Dr. Sharma held various management positions at AT&T. From April 1990 to March 1995 Dr. Sharma served as Director of Quality of AT&T's Power Systems Division and from January 1986 to April 1990 he was a Department Head at AT&T Bell Labs.


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
                      Fourth Quarter      34 3/8      27 5/8

December 31, 1995     First Quarter       31 1/4      24 3/8
                      Second Quarter      40 1/2      28 5/8
                      Third Quarter       40 5/8      32 7/8
                      Fourth Quarter      40          29 3/8

         As of February 3, 1996 there were 1,309 holders of record of the Company's Common Stock.

         Historically, changes in the Company's results of operations or projected results of operations have resulted in significant changes in the market price of the Company's Common Stock. As a result, the market price of the Company's Common Stock has been highly volatile.

         To date, the Company has not paid any cash dividends to its shareholders. The Company's ability to pay cash dividends is limited by certain of the Company's loan agreements. The most restrictive of which would generally limit dividends payable in any year to an amount not greater than 50 percent of the Company's net income. Any future declaration of cash dividends will depend upon the Company's earnings and financial condition, capital requirements and other relevant factors. The Company does not intend to propose the declaration of any cash dividends in the foreseeable future but intends to retain its earnings for use in its business.

                                        Item 6. Selected Financial Data
                                        (in thousands, except per share data)


                                              Year Ended December 31,
Operating Results:                        1995        1994       1993   1992(1)     1991

Net Revenue                             $555,163  $465,306   $359,980  $344,940   $319,376
Earnings (Loss) Before Cumulative Effect
 of Accounting Change                    $46,486   $34,984    $12,445  ($15,506)   $22,768
Net Earnings (Loss)                      $46,486   $34,984    $12,445  ($16,250)   $22,768

Earnings (Loss) Per Share:
Primary
Earnings (Loss) Before Cumulative Effect
 of Accounting Change                      $1.72     $1.34      $0.50     ($0.65)     $0.91
Net Earnings (Loss)                        $1.72     $1.34      $0.50     ($0.68)     $0.91

Fully-diluted
Earnings (Loss) Before Cumulative Effect
 of Accounting Change                      $1.71     $1.33      $0.50     ($0.65)     $0.90
Net Earnings (Loss)                        $1.71     $1.33      $0.50     ($0.68)     $0.90


Financial Position:

Total Assets                            $544,268  $474,213   $419,615   $378,666   $354,357
Working Capital                         $209,852  $191,823   $141,739    $88,623   $122,812
Long-Term Debt, less
 Current Maturities                      $60,829   $59,884    $62,077    $14,582    $21,675
Stockholders' Equity                    $352,854  $316,167   $258,746   $244,961   $262,791

Weighted Average Number of Common
 Shares Outstanding:
  Primary                                 27,052    26,162     24,661     24,028     25,013
  Fully-diluted                           27,220    26,392     25,072     24,028     25,295


(1)  Includes cumulative effect of a change in accounting for income taxes of $744 or ($0.03) per share and a pre-tax charge of $40,933 related to a workforce reduction and the consolidation and restructuring of the
Company's operations.





SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES
LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

     From time to time, the Company or its representatives have made or may make forward-
looking statements, orally or in writing.  Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission.  The words or phrases "will likely result', "are expected to",
"will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995 (the "Reform Act").  The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act.  Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

     The risks included here are not exhaustive.  Furthermore, reference is also made to other sections of this report which include additional factors which could adversely impact the Company's business and financial performance.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all of such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Accordingly, forward-
looking statements should not be relied upon as a prediction of actual results.

     Shareholders should be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to such analysts any material non-public information or other confidential commercial information.  Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of such statement or report.  Furthermore, the Company has a policy against issuing financial forecasts or projections or confirming the accuracy of forecasts or projections issued by others.
Accordingly, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the
Company.


Financial Performance.  While the Company does monitor backlog, it does not consider it to be a reliable predictor of financial performance for periods other than the then current quarter because customers generally order products for delivery within 45 days.
Accordingly, shipments made during any particular quarter generally represent orders received either during that quarter or shortly before the beginning of that quarter.
Shipments for orders received in a fiscal quarter are generally from products manufactured in that quarter.  The Company maintains significant levels of raw materials to facilitate meeting delivery requirements of its customers.  However, there can be no assurance that during any given quarter, the Company has or can procure the appropriate mix of raw materials in order to accommodate any given order.  In light of the levels of current and anticipated backlog, the Company's financial performance in any quarter is dependent to a significant degree upon obtaining orders in that quarter which can be manufactured and delivered to its customers in that quarter.  Thus, financial performance for any given quarter cannot be known or fully assessed until near the end of that quarter.

Foreign Sales.   Foreign sales have represented a substantial and increasing portion of the Company's net revenues.  In 1995, foreign sales accounted for approximately 40 percent of net revenue.  Such sales are subject to the normal risks of foreign operations, such as protective tariffs and other potential trade barriers, export/import controls and transportation delays and interruptions, reduced protection for intellectual property rights in some countries, the impact of recessionary foreign economies and long receivable collection periods.  The majority of the Company's equipment sales in Western Europe and
Asia are generally billed in foreign currencies and are subject to currency exchange fluctuations.  Since the Company's products are principally manufactured in the United
States, sales and results of operations could be affected by fluctuations in the U.S.
dollar.  Changes in the relative value of the U.S. dollar in terms of foreign currencies in the past have had an impact on the Company's sales and margins.  It is impossible to predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation of the Company's products or supplies or to gauge the effect that such actions would have on the financial position or results of operations.

Dependence upon Retail Industry.  Approximately half of the Company's revenues are derived from sales of products and services to customers in the non-food retail industry.  This industry is currently experiencing a financial down turn and in 1995 several of the
Company's customers consolidated operations and/or initiated bankruptcy or reorganization proceedings.  The

Company is attempting to expand its customer base to other industries, including but not limited to the transportation and logistics industry.  However, for the current and foreseeable future, the Company's financial performance remains dependent to a material extent upon revenues derived from to the non-food retail industry.  Continued or increased instability in this industry could have an adverse affect on the Company's business and financial performance.

Competition.  The business in which the Company is engaged is highly competitive and acutely influenced by advances in technology, product improvements and new product introduction, and price competition.  Failure to keep pace with product and technological advances could adversely affect the Company's competitive position and prospects for growth.

Price.  Traditionally, the selling price of the Company's products decreases over the life of the product.  The Company endeavors to reduce manufacturing costs of existing products and to introduce new products, functions and other price/performance-enhancing features in order to mitigate the effect of such decreases.  To the extent that such cost reductions, product enhancements and new product introductions do not occur in a timely manner or do not achieve market acceptance, the Company's operating results could be materially, adversely affected.

Research and Development.  There can be no assurance that the Company's research and development activities will lead to the successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith.  New products frequently take longer to develop, often have fewer features than originally considered desirable and achieve higher cost targets than initially estimated.
Moreover, there can be no assurance that there will not be delays in commencing volume production of such products or that such products will ultimately be commercially successful.  In addition, products under development are frequently announced before introduction and such announcements may cause customers to delay purchases of existing products in anticipation of new or improved versions of those products.

New Product Introduction.  Historically, the Company has been dependent upon the introduction of new and improved product offerings.  This is particularly true in 1996 since the Company has recently introduced a very large number of new products. In late
1995 and early 1996, the Company introduced, among other products, the LS 4000, LS 1000,
LS 4800, LT 1800, PDT 2100, PPT 4600, WS 1000, LS 5700/5800, SE 1200, SE 2000 and Spectrum
24 LAN.  The Company's financial performance in 1996 will be heavily dependent upon the
successful introduction of these products.    This success will be dependent upon, among
other factors, the

ability of the Company to develop and launch such products on time, customer acceptance of and demand for these products and the ability of the Company to efficiently manufacture such products and to meet delivery schedules.  Failure in any of these areas could have a material adverse effect on the Company's financial results for 1996.

Intellectual Property.  The Company seeks to protect its proprietary information and technology through contractual confidentiality provisions and the application for United
States and foreign patents, trademarks and copyrights.  There can be no assurance that such applications will result in the issuance of patents, trademarks or copyrights or that third parties will not seek to challenge, invalidate or circumvent such applications or resulting patents, trademarks or copyrights.  Additionally, competitors may independently develop equivalent or superior, non-infringing technologies.  The Company's licensing revenue could be adversely affected to the extent that such technologies avoid infringement of the Company's licensed patents.

     Furthermore, there can be no assurance that third parties will not assert claims of infringement of intellectual property rights against the Company and that such claims will not lead to litigation and/or require the Company to significantly modify or even discontinue sales of certain of its products.

Manufacturing.  In the event use of the Company's manufacturing facilities in Bohemia, New
York were interrupted by natural disaster or otherwise, the Company's operations would be materially, adversely affected until alternative production and service operations could be established.  Certain of the Company's products are manufactured in Japan and Taiwan.
The manufacture of these items is subject to risks common to all foreign manufacturing activities such as governmental regulation, currency fluctuations, transportation delays and interruptions, political and economic disruptions and the risk of imposition of tariffs or other trade barriers.

     In the past, the Company has experienced manufacturing problems that have caused delivery delays and quality problems.  There can be no assurance that the Company will not experience production difficulties and product delivery delays in the future as a result of, among other matters, changing process technologies, ramping production and installing new equipment at its manufacturing facilities.

     The Company has in the past, and may in the future, encounter shortages of supplies and delays in deliveries of necessary components.  While past shortages and delays have not had a material adverse effect on the Company, shortages and delays could have such effect in the future.  Certain components, subassemblies and products are sourced from a single supplier or

a limited number of suppliers.  The loss of any such supplier may cause the Company to incur additional set-up costs and delays in manufacturing and delivery of products.

Government Regulations.  The Company is also subject to the risks associated with changes in United States and foreign regulatory requirements.  There can be no assurances that more stringent regulatory requirements and safety and quality standards will not be issued in the future with an adverse effect on the business of the Company.  In addition, sales of the Company's products could be adversely affected if more stringent safety standards are adopted by potential customers such as electronic cash register manufacturers.

     The Company's Spectrum One and Spectrum 24 spread spectrum wireless communication products operate through the transmission of radio signals.  These products are subject to regulation by the Federal Communications Commission in the United States and corresponding authorities in other countries.  Currently, operation of such products in specified frequency bands does not require licensing by such regulatory authorities.  Regulatory changes restricting the use of such bands or allocating available frequencies could have a material adverse effect on the Company's business and its results of operations.

Safety Risk.  Recently, there has been some concern over the potentially adverse effects of electromagnetic emissions associated with cellular telephones.  While the Company's RF products do emit electromagnetic radiation, the Company believes that due to the low power output of its products and the logistics of their use, there is no health risk to end users in the normal operation of its products.  There can be no assurance that the
Company's RF products will not become the subject of such concerns in the future.  Such safety issues and the associated publicity could have a material adverse effect on the
Company's business and its results of operations.

Acquisitions.  The Company has in the past and may in the future acquire businesses or product lines as a way of expanding its product offerings and acquiring new technology.
Failure of the Company to identify future acquisition opportunities and/or to integrate effectively businesses that it may acquire could have a material adverse effect on the
Company's growth.


Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Results of Operations

          The following table sets forth for the years indicated
(i) certain revenue and expense items expressed as a percentage of net revenue and (ii) the percentage increase or decrease of such items as compared to the corresponding prior year.










































                                                                   Year to Year Changes
                                                                   Year Ending December 31,

                                     Percentage of Revenue          1995         1994
                                    Year Ending December 31,         vs.          vs.
                                  1995     1994         1993         1994         1993

Net Revenue                      100.0%      100.0%   100.0%        19.3%        29.3%

Cost of Revenue                  51.3      50.1       51.6          22.3         25.5

Amortization of Software
 Development Costs                1.6       2.1          1.9       (11.4)         46.5

Gross Profit                     47.1      47.8         46.5        17.6         32.8

Operating Expenses:
 Engineering                            7.6         7.9     9.7     15.1          5.4
 Selling, General and
  Administrative                       24.8        25.7    29.5     15.0         12.5
 Severance                        0.5        -          -             -             -
 Amortization of Excess of
  Cost Over Fair Value of
   Net Assets Acquired                  0.5         0.6          0.8   (0.7)     (0.7)

                                 33.3        34.2         40.0      16.3         10.6

Earnings from Operations         13.8        13.6      6.5          20.8        168.4

Net Interest Expense             (0.3)       (1.1)        (1.1)    (71.4)        20.2

Earnings Before Income Taxes     13.5      12.5        5.4          28.6        199.9

Provision for Income Taxes          5.1         5.0          1.9    22.2        233.2

Net Earnings                       8.4%        7.5%         3.5%    32.9%        181.1%
















For the year ended December 31, 1995

          Net revenue of $555,163,000 for the year ended
December 31, 1995, increased 19.3 percent over 1994. The increase in net revenue is primarily due to increased worldwide sales of both scanner and terminal products. Foreign exchange fluctuations favorably impacted net revenue by 1.9 percent for the year ended December 31, 1995.

          Geographically, North America revenue increased 12.9 percent over the prior year and International revenue increased
30.7 percent over the prior year. North America and International revenue represent approximately three-fifths and two-fifths of net revenue, respectively, for the year ended
December 31, 1995, and approximately two-thirds and one-third of net revenue, respectively, for the comparable prior year period.

          Cost of revenue (as a percentage of net revenue) of
51.3 percent for the year ended December 31, 1995, increased from 50.1 percent in 1994. This increase resulted primarily from a change in the mix of the Company's products sold to a higher percentage of lower margin products and an increase in revenue derived from the indirect sales channel. The increase was offset, in part, by the impact on net revenue of favorable fluctuations in foreign exchange rates discussed above.

          Amortization of software development costs totaling
$10,089,000 for the year ended December 31, 1995, including the portion classified in cost of revenue, remained relatively constant compared with the comparable prior year period.

          Engineering costs increased to $42,205,000, for the year ended December 31, 1995, from $36,682,000 for 1994. While in absolute dollars engineering expenses increased 15.1 percent for the year ended December 31, 1995, from the prior year, as a percentage of revenue such expenses were reduced to 7.6 percent for the year ended December 31, 1995, from 7.9 percent for the prior year due to the 19.3 percent increase in revenue. The increase in absolute dollars reflects expenses incurred in connection with the continuing research and development of new products and the improvement of existing products.

          Selling, general and administrative expenses increased to $137,640,000 for the year ended December 31, 1995, from $119,733,000 in 1994. While in absolute dollars selling, general and administrative expenses increased 15.0 percent for the year ended December 31, 1995, from the prior year, as a percentage of revenue such expenses were reduced to 24.8 percent for the year ended December 31, 1995, from 25.7 percent in 1994 due to the increase in revenue and ongoing cost-containment programs. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and higher
International expenses due to a weakened U.S. dollar.






          During the year ended December 31, 1995, the Company recognized a one-time pretax charge of $2,500,000 ($0.05 per share) of severance expense, in connection with the resignation of its president and chief operating officer.

          Net interest expense decreased to $1,421,000, for the year ended December 31, 1995, from $4,960,000 in 1994 primarily due to increased interest income resulting from the increase in cash and temporary investments, a reduction in interest expense due to annual repayments of outstanding debt and interest capitalized in connection with the renovation of the building purchased as described below.

          The effective tax rate for 1995 decreased to 38.0 percent from 40.0 percent in 1994 primarily due to an increase in exempt earnings from foreign sales and a decrease in state taxes.

          At December 31, 1995, the Company had net deferred tax assets of approximately $16,212,000, consisting of current deferred tax assets of $24,488,000 and long-term deferred tax liabilities of $8,276,000. The current deferred tax assets reflect a valuation allowance of approximately $812,000 relating to New York State investment tax credit carryforwards which may be recaptured. No other valuation allowance is necessary due to the Company's history of profitability and anticipated future profitability.

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

          Net interest expense increased to $4,960,000 for the year ended December 31, 1994, from $4,126,000 in 1993 due primarily to a full year's interest incurred on the Company's
Senior Notes, which were issued in March 1993 described in Note
7 of Notes to Consolidated Financial Statements.

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












Liquidity and Capital Resources

          The Company utilizes a number of measures of liquidity
including the following:
                                  Year Ended December 31,
                          1995             1994          1993
Working Capital
  (in thousands)       $209,852         $191,823      $141,739

Current Ratio (Current
  Assets to Current
  Liabilities)            3.0:1            3.6:1         2.8:1

Long-Term Debt
  to Capital              14.7%            15.9%         19.3%
(Long-term debt to long-
 term debt plus equity)

          Current assets increased by $50,433,000 from December
31, 1994, principally due to an increase in accounts receivable to support higher operating levels, deferred income taxes and cash. The increase in cash was primarily due to cash generated by profitable operations and the exercise of stock options, offset in part by capital spending and the purchase of treasury shares. The increase in current assets was offset, in part, by reduced inventories as a result of the increase in product shipments.

          Current liabilities increased $32,404,000 from December
31, 1994, primarily due to increases in accounts payable and accrued expenses, income taxes payable and the current portion of long-term debt assumed in connection with the purchase of land and a building described below.

          The aforementioned activity resulted in a working capital increase of $18,029,000 for the fiscal year ended
December 31, 1995.  The Company's current ratio at December 31,
1995, decreased to 3.0:1 from 3.6:1 at December 31, 1994.

          The Company generated $74,413,000 cash flow from operations and an increase in cash and temporary investments of $32,261,000 for the year ended December 31, 1995. The increase resulted from profitable operations and equity proceeds of stock option exercises and the corresponding tax benefits, partially offset by capital expenditures and the purchase of 609,500 shares of common stock for $20,622,000. The Company generated an increase of $23,890,000 in cash and temporary investments during 1994, primarily as a result of net earnings and equity proceeds of stock exercises and the corresponding tax benefits.





          Property, plant and equipment expenditures for the year ended December 31, 1995, totaled $36,636,000 compared to $24,790,000 for the year ended December 31, 1994. During the year ended December 31, 1995, the Company sold land and a building located in Costa Mesa, California, for $1,000,000 cash and a $3,500,000 promissory note bearing interest at 8.0 percent.
Principal payments of $500,000 are due in April 1996 and April
1997 with the remaining balance of unpaid principal and interest due in April 1999. In addition, the Company purchased a 48-acre site in Holtsville, New York, including a 174,000-square-foot office building which is the worldwide headquarters for $4,200,000 cash and assumed $7,282,000 in revenue bond financing made to Northrop Grumman Corporation by the New York Industrial
Development Authority and the Town of Brookhaven. The bond bears interest at 12.3 percent and principal and interest are being repaid in ten equal semi-annual installments of $997,000 which began in October 1995. Based upon the borrowing rates available to the Company at the time the transaction occurred, a bond premium of $1,274,000 has been recorded in long-term debt and is being amortized over the life of the bond. The sale of the Costa
Mesa property and purchase of the Holtsville site were accounted for as a like-kind exchange for income tax purposes. The Company will utilize the owned properties in Bohemia for the customer service center, training and warehousing. Other property, plant and equipment expenditures for the period were financed by existing cash and temporary investments. The Company does not have any other material commitments for capital expenditures.

          At December 31, 1995, the Company had $60,829,000 in long-term debt outstanding, excluding current maturities. In
March 1993 the Company issued $25,000,000 of its 7.76 percent
Series A Notes due February 15, 2003, and $25,000,000 of its 7.76 percent Series B Senior Notes due February 15, 2003, to four insurance companies for working capital and general corporate purposes. The Series A Senior Notes are being repaid in equal annual installments of $2,778,000 which began in February 1995.
The Series B Senior Notes will be repaid in equal annual installments of $3,571,000 beginning in February 1997. The
Senior Notes represent $44,444,000 of the total balance outstanding at December 31, 1995. The remaining $16,385,000 is primarily related to the Industrial Development Bond financing completed in October 1989, a low-interest loan from an agency of the State of New York and debt assumed in connection with the facility purchase in 1995 previously described.

          The Company's long-term debt to capital ratio decreased to 14.7 percent at December 31, 1995, from 15.9 percent at December 31, 1994, primarily due to increased equity from the results of profitable operations and payment of the annual installment of the Company's 7.76 percent Series A Senior Notes offset, in part, by the assumed debt described above and the purchase of its common stock previously described.








          The Company has loan agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling $30,000,000. As of December 31, 1995, the
Company had no outstanding borrowings under these lines. These agreements expire between June 30, 1996, and December 31, 1996.

          The Company believes that it has adequate liquidity to meet its current and anticipated needs from the results of its operations, working capital and existing credit facilities.

          In the opinion of management, inflation has not had a material effect on the operations of the Company.

          Recent pronouncements of the Financial Accounting
Standards Board ("FASB"), which are applicable to the Company and not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and SFAS
No. 123, "Accounting for Stock-Based Compensation." These pronouncements are not expected to have a material impact on the Company's consolidated financial statements.




































Item 8.  Financial Statements and Supplementary Data

         The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

Document                                                       Page

1.  Financial Statements and Accountants' Report:

       Independent Auditors' Report                            F-1

    Consolidated Financial Statements:

       Balance Sheets as of December 31, 1995 and 1994         F-2


       Statements of Operations for the Years Ended            F-3
       December 31, 1995, 1994 and 1993


       Statements of Stockholders' Equity for the              F-4
       Years Ended December 31, 1995, 1994 and 1993


       Statements of Cash Flows for the Years Ended            F-5
       December 31, 1995, 1994 and 1993


       Notes to Consolidated Financial Statements              F-6
       Notes 1-13                                           through
                                                                 F-16

2.  Financial Statement Schedules:

       Schedule II                                           S-1

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)1.   FINANCIAL STATEMENTS:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1995 and
 1994

     Consolidated Statements of Operations for the Years Ended
       December 31, 1995, 1994 and 1993

     Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows for the Years Ended
December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

2.   FINANCIAL STATEMENT SCHEDULES

     Included in Part IV of this report:

     Schedules:

     II     Valuation and Qualifying Accounts

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

3.2  By-laws of the Company as currently in
  effect.  (Incorporated by reference to
  Exhibit 3.2 to the Company's Annual
  Report on Form 10-K for the fiscal
  year ended December 31, 1988.)

4.1  Form of Certificate for Shares of the
  Common Stock of the Company.
  (Incorporated by reference to Exhibit
  4.1 of the Form 8-B.)

10.1 1990 Non-Executive Stock Option Plan, as amended.

10.2  1987 Consultant Stock Option Plan,
  as amended. (Incorporated by reference to Exhibit 10.3 of the Company's Annual Report
  Form 10-K for fiscal year ended December 31, 1991
  (the "1991 Form 10-K").)

10.3  Employment Agreement by and between the
  Company and Raymond Martino, dated as of June 12, 1994. (Incorporated by reference to Exhibit 10.4 to the Company's Annual
  Report on Form 10-K for the year ended
  December 31, 1995.)

10.4  Employment Agreement by and between
  the Company and Jerome Swartz, dated
  as of June 30, 1995.

10.5  Employment Agreement by and between
  the Company and Tomo Razmilovic, dated
  as of October 16, 1995.

10.6  Employment Agreement by and between
  the Company and Frederic P. Heiman, dated as of June 30, 1995.



10.7  Employment Agreement by and between
  the Company and Leonard H. Goldner, dated as of November 1, 1995.

10.8  Separation, Release and Non-Disclosure
  Agreement between the Company and Jan
  Lindelow, dated October 19, 1995.

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

10.10 Form of 2000 Stock Purchase Warrant issued to directors. (Incorporated by reference to Exhibit 10.11 to the 1991 Form 10-K.)

10.11 1994 Directors Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration
  Statement No. 33-78678 on Form S-8.)

10.12  Executive Retirement Plan, as amended.
  (Incorporated by reference to Exhibit   10.14 to the Company's
Annual Report on
  Form 10-K for the fiscal year ended
  December 31, 1989 (the "1989 Form
  10-K").)

10.13  Symbol Technologies, Inc.
  Stock Ownership and Option Retention Program.

10.14  Summary of Symbol Technologies, Inc.
  Executive Bonus Plan.

10.15  Lease Agreement and Amended and
  Restated Lease Agreement dated as of
  October 1, 1989 between Suffolk County
  Industrial Development Agency and
  Symbol Technologies, Inc.
  (Incorporated by reference to Exhibit
  10.15 to the 1989 Form 10-K.)

10.16  Sublease dated June 28th, 1995 between
  Grumman Data Systems Corporation and
  Symbol Technologies, Inc.

10.17  Form of Note Agreements dated as of
  February 15, 1993 relating to the Company's
  7.76% Series A and Series B Senior Notes due
  February 15, 2003 (Incorporated by reference to
  Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)
21.  Subsidiaries.

23.  Consent of Deloitte & Touche LLP

(b)  Reports on Form 8-K

        Not Applicable

SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.
(Registrant)



By: s/Jerome Swartz
    Jerome Swartz
    Chairman of the Board



Dated:  March 15, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                           Date


s/Jerome Swartz            Chairman of the              March 15, 1996
Jerome Swartz              Board and Director
                           (Principal Executive
                           Officer)


s/Tomo Razmilovic          Director
Tomo Razmilovic                                         March 15, 1996


s/Raymond R. Martino       Director                     March 15, 1996
Raymond R. Martino


s/Harvey P. Mallement      Director                     March 15, 1996
Harvey P. Mallement


s/Frederic P. Heiman       Director                     March 15, 1996
Frederic P. Heiman


s/Saul P. Steinberg        Director                     March 15, 1996
Saul P. Steinberg


s/Lowell C. Freiberg       Director                     March 15, 1996
Lowell C. Freiberg


s/George Bugliarello       Director                     March 15, 1996
George Bugliarello

s/Charles Wang             Director                     March 15, 1996
Charles Wang

s/Thomas G. Amato          Senior Vice President-       March 15, 1996
Thomas G. Amato            Finance (Chief Financial
                           Officer)

s/Brian T. Burke           Vice President and           March 15, 1996
Brian T. Burke             Controller (Chief
                           Accounting Officer)











                         SYMBOL TECHNOLOGIES, INC.

                             AND SUBSIDIARIES

                                  ------

                    CONSOLIDATED FINANCIAL STATEMENTS

               COMPRISING ITEM 8 AND SCHEDULE LISTED IN THE

            INDEX AT ITEM 14(a)2 OF ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

              YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




































           SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

         CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                            I N D E X

                                        PAGE

Independent auditors' reportF-1

Consolidated financial statements:

Balance sheetsF-2

Statements of earningsF-3

Statements of stockholders' equityF-4

Statements of cash flowsF-5

Notes to consolidated financial statements (1-13)         F-6 through F-16

Additional financial information pursuant to the requirements of Form 10-K:

Schedule:

  II - Valuation and qualifying accountsS-1


Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

























INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Symbol Technologies, Inc.
Bohemia, New York

We have audited the accompanying consolidated balance sheets of Symbol
Technologies, Inc. and subsidiaries as of December 31, l995 and l994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symbol Technologies, Inc.
and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Jericho, New York
February 9, l996





















SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except stock par value)

                                         December 31,   December 31,
             ASSETS                          1995           1994

CURRENT ASSETS:
  Cash, including temporary investments of
   $62,887 and $27,874, respectively        $ 63,650     $ 31,389
  Accounts receivable, less allowance for doubtful
   accounts of $7,816 and $7,269, respectively     118,175  96,827
  Inventories, net                            95,267      101,038
  Deferred income taxes                       24,488       23,300
  Prepaid expenses and other current assets      14,975    13,568


      TOTAL CURRENT ASSETS                   316,555      266,122

PROPERTY, PLANT AND EQUIPMENT, net           88,264        71,705
INTANGIBLE ASSETS, net                        96,338       98,788
SOFTWARE DEVELOPMENT COSTS, net              21,054        18,558
OTHER ASSETS                                  22,057       19,040

                                            $544,268     $474,213


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses     $ 81,948     $ 60,792
  Current portion of long-term debt           6,910         5,285
  Income taxes payable                       11,909         1,382
  Deferred revenue                             5,936        6,840


      TOTAL CURRENT LIABILITIES              106,703       74,299

LONG-TERM DEBT, less current maturities       60,829       59,884

DEFERRED REVENUE                               5,664        3,639

OTHER LIABILITIES                             18,218       20,224

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00; authorized
   10,000 shares; none issued or outstanding      -            -
  Common stock, par value $0.01; authorized
   40,000 shares; issued 27,229 shares
   and 26,719 shares, respectively              272           267
  Additional paid-in capital                 245,728      234,798
  Cumulative translation adjustments          (8,299)      (8,187)
  Retained earnings                          156,075      109,589
                                             393,776      336,467
Less:
  Treasury stock at cost, 1,608 shares and
   998 shares, respectively                  (40,922)     (20,300)
                                             352,854      316,167

                                            $544,268        $474,213






          See notes to consolidated financial statements

              SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
           (All amounts in thousands, except per share data)

                                     Year ended December 31,
                                1995         1994           1993

NET REVENUE                  $555,163      $465,306       $359,980
COST OF REVENUE               284,836       232,889        185,617
AMORTIZATION OF SOFTWARE
  DEVELOPMENT COSTS             8,828         9,963          6,799

GROSS PROFIT                       261,499       222,454        167,564

OPERATING EXPENSES:
  Engineering                 42,205        36,682         34,788
  Selling, general and
   administrative                  137,640       119,733        106,412
  Severance                    2,500          -             -
  Amortization of excess of
   cost over fair value of
   net assets acquired          2,755      2,773        2,793

                                   185,100       159,188        143,993

EARNINGS FROM OPERATIONS       76,399        63,266         23,571

OTHER (EXPENSE)/INCOME:
  Interest income                    3,143           352            537
  Interest expense                  (4,564)       (5,312)        (4,663)

                                    (1,421)       (4,960)        (4,126)

EARNINGS BEFORE INCOME
 TAXES                         74,978        58,306         19,445

PROVISION FOR INCOME
 TAXES                         28,492        23,322          7,000


NET EARNINGS                  $ 46,486      $ 34,984       $ 12,445

EARNINGS PER SHARE:
  Primary                      $1.72       $1.34        $0.50
  Fully-diluted                $1.71       $1.33        $0.50

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
  Primary                           27,052        26,162         24,661
  Fully-diluted                     27,220        26,392         25,072









See notes to consolidated financial statements














                             SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         (All amounts in thousands, except stock par value)

                                 Common Stock
                                $.01 Par Value
                                                    Additional    Cumulative                             Total
                               Shares                Paid-in      Translation   Retained    Treasury   Stockholders'
                               Issued    Amount      Capital      Adjustments   Earnings     Stock       Equity

BALANCE, JANUARY 1, 1993       24,336     $243       $197,623      ($4,272)     $62,160    ($10,793)    $244,961

 Exercise of stock options        376        4          4,239            -            -           -        4,243

 Exercise of warrants               4        -             23            -            -           -           23

 Purchase of treasury shares        -        -              -            -            -      (1,881)      (1,881)

 Translation adjustments            -        -              -       (1,045)           -           -       (1,045)

 Net earnings                       -        -              -            -       12,445           -       12,445


BALANCE, DECEMBER 31, 1993     24,716      247        201,885       (5,317)      74,605     (12,674)     258,746

 Exercise of stock options      1,993       20         32,803            -            -           -       32,823

 Exercise of warrants         10      -          110         -          -         -        110

 Purchase of treasury shares        -        -              -            -            -      (7,626)      (7,626)

 Translation adjustments            -        -              -       (2,870)           -           -       (2,870)

 Net earnings                       -        -              -            -       34,984           -       34,984


BALANCE, DECEMBER 31, 1994 26,719      267        234,798  (8,187)     109,589     (20,300)   316,167

 Exercise of stock options        510        5         10,930            -            -           -       10,935

 Purchase of treasury shares        -        -              -            -            -     (20,622)     (20,622)

 Translation adjustments            -        -              -         (112)           -           -         (112)

 Net earnings                       -        -              -            -        46,486          -       46,486

BALANCE, DECEMBER 31, 1995     27,229     $272     $245,728      ($8,299)  $156,075 ($40,922)    $352,854

                           See notes to consolidated financial statements



                SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All amounts in thousands)

                                                       Year ended December 31,
                                           1995          1994          1993

Cash flows from operating activities:
 Net earnings                           $ 46,486      $ 34,984       $12,445
 Adjustments to reconcile net earnings
  to net cash provided by (used in)
  operating activities:
 Depreciation and amortization of
  property, plant and equipment           18,911        14,063        12,671
 Other amortization                       15,347        13,756        13,576
 Provision for losses on accounts
  receivable                               3,458         2,336         1,823
 Deferred income taxes                     1,958         5,854         1,906
Changes in assets and liabilities:
  Accounts receivable                    (25,131)      (10,614)      (13,610)
  Inventories                              5,672       (18,914)      (22,195)
  Prepaid expenses and other current
   assets                                 (4,553)       (2,954)       (3,530)
  Software development costs             (11,324)    (11,245)     (5,590)
  Intangible assets                       (3,654)       (2,289)       (1,862)
  Other assets                            (3,432)       (463)     (6,458)
  Accounts payable and accrued expenses   21,033         4,589        18,104
  Income taxes payable                    10,527        (1,901)       (3,016)
  Accrued restructuring costs                  -     (10,386)    (23,985)
  Other liabilities and deferred revenue    (885)        4,977        (3,671)

Net cash provided by (used in)
 operating activites                      74,413        21,793       (23,392)

Cash flows from investing activities:
  Note receivable                         (3,500)          -           -
  Proceeds from sale of property, plant
   and equipment                           4,615           -           -
  Expenditures for property, plant
   and equipment                         (36,636)      (24,790)      (18,084)
  Other investing activities, net              -         720          186

Net cash used in investing
 activities                              (35,521)      (24,070)      (17,898)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt   8,558     3,000      50,000
  Principal repayments of long-term debt  (5,988)       (2,494)      (10,065)
  Exercise of stock options and
   warrants                               10,935        32,933         4,266
  Purchase of treasury shares            (20,622)       (7,626)       (1,881)

Net cash (used in) provided by financing
 activities                               (7,117)       25,813        42,320

Effects of exchange rate changes on cash     486           354          (398)
Net increase in cash and temporary
 investments                              32,261        23,890           632

Cash and temporary investments,
 beginning of year                        31,389         7,499         6,867

Cash and temporary investments, end
 of year                                $ 63,650      $ 31,389      $  7,499

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                              $  4,914      $  5,177      $  5,172
  Income taxes                          $ 12,614      $  7,513      $  4,714


               See notes to consolidated financial statements

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Principles of Consolidation

The consolidated financial statements include the accounts of Symbol
Technologies, Inc. and its subsidiaries (the "Company"), substantially all of which are wholly-owned. Significant intercompany transactions and balances have been eliminated in consolidation.

b.   Temporary Investments

Temporary investments include highly liquid investments with original maturities of three months or less and consist of money market funds and time deposits at December 31, 1995 and 1994. Temporary investments are stated at cost, which approximates market value. These investments are not subject to significant market risk.

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

Construction in progress (which includes capitalized interest) will be amortized over the estimated lives of the related assets when they are placed into service. The Company capitalized interest costs of $646,000 for the year ended December 31, 1995. No interest was capitalized for the years ended December 31, 1994 and 1993.

e.   Intangible Assets

The excess of cost over fair value of net assets acquired is generally being amortized on the straight-line method over 40 years.

Patents and trademarks, including costs incurred in connection with the protection of patents, are amortized over their estimated useful lives, not exceeding 17 years, using the straight-line method.


f.   Software Development Costs

The Company capitalizes costs incurred for internally developed product software where economic and technological feasibility has been established and for qualifying purchased product software. Capitalized software costs are amortized on a straight-line basis over the estimated useful product lives (normally three years). Software development costs which have been fully amortized for two years or more are written off.

g.   Research and Development Expenses

The Company expenses all research and development costs as incurred.  The
Company incurred research and development expenses of approximately
$19,879,000, $16,678,000 and $16,258,000, for the years ended December 31,
1995, 1994 and 1993, respectively, which are classified in engineering expenses.

h.   Revenue Recognition

Revenue from sales of the Company's products is recognized upon shipment. In conjunction with these sales, field service maintenance agreements are sold for certain products. When such revenue is recorded prior to providing repair and maintenance service, it is deferred and recognized over the term of the related agreements.

i.   Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS
109") which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Investment, research and development and other tax credits are accounted for by the flow-through method.

The cumulative amount of undistributed earnings of foreign subsidiaries at December 31, l995, approximates $27,797,000. The Company does not provide deferred taxes on undistributed earnings of foreign subsidiaries since the Company anticipates no significant incremental U.S. income taxes on the repatriation of these earnings as tax rates in foreign jurisdictions generally approximate or exceed the U.S. Federal rate.

j.   Earnings Per Share

Primary and fully-diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents
(options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

k.    Foreign Currency Translation and Transactions

Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Results of operations are translated using the average exchange rates prevailing throughout the year. Gains and losses from foreign currency transactions are included in net earnings for the year and are not material. Exchange rate changes arising from translation are included in the cumulative translation adjustments component of stockholders' equity.

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

As of December 31, 1995, the Company had no forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts.

l.   Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

m.   Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentations.



2.   INVENTORIES
                                    December 31,    December 31,
                                        l995            1994
                                           (in thousands)

Raw materials                        $ 47,701       $ 46,442
Work-in-process                         9,181          8,485
Finished goods                         38,385         46,111
                                     $ 95,267       $101,038


3.   PROPERTY, PLANT AND EQUIPMENT


                                     December 31,    December 31,
                                         l995            1994
                                                 (in thousands)

Land                                        $  8,326  $  4,999
Buildings and improvements                    12,648    13,635
Machinery and equipment                 54,208        62,830
Furniture, fixtures and office
 equipment                                    36,743    34,640
Leasehold improvements                         8,634             9,092
Construction in progress               18,421             -
Assets held for sale                        -             4,723
                                             138,980   129,919
Less: Accumulated depreciation and
 amortization                                 50,716    58,214

                                            $ 88,264  $ 71,705


During the year ended December 31, 1995, the Company sold land and a building located in Costa Mesa, California, for $1,000,000 cash and a $3,500,000 promissory note bearing interest at 8.0 percent. Principal payments of $500,000 are due in April 1996 and April 1997 with the remaining balance of unpaid principal and interest due in April 1999. In addition, the Company purchased a 48-acre site in Holtsville, New York, including a 174,000-square-foot office building for $4,200,000 cash and the assumption of debt related to the facility, which had a value of $8,556,000 based upon borrowing rates available to the Company at the date the transaction occurred.

When property, plant and equipment is retired or has been fully depreciated and is no longer utilized, its cost and the related accumulated depreciation are written off. During the year ended December 31, 1995, the Company retired $26,410,000 of fully depreciated property, plant and equipment.

4.   INTANGIBLE ASSETS

                                     December 31,   December 31,
                                         l995           1994
                                                  (in thousands)

Excess of cost over fair value of
 net assets acquired                   $102,903     $102,695
Patents, trademarks and purchased
 technologies                          18,492         18,666
Executive retirement plan
 unrecognized prior service
 costs                                         1,060     1,173
                                      122,455           122,534

Less: Accumulated amortization                26,117    23,746

                                            $ 96,338  $ 98,788









5.   SOFTWARE DEVELOPMENT COSTS

                                    Year Ended December 31,

                                 l995         1994           1993
                                              (in thousands)

Beginning of year             $18,558    $17,276        $18,485
Amounts capitalized            11,324     11,245        5,590
                               29,882     28,521       24,075

Less: Amortization              8,828        9,963      6,799
End of year                   $21,054      $18,558    $17,276


6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                     December 31,    December 31,
                                         l995            1994
                                          (in thousands)

Accounts payable                     $32,110           $24,192
Accrued payroll, bonuses, fringe
 benefits, severance and
 payroll taxes                        28,491            21,208
Other accrued expenses                       21,347            15,392
                                            $81,948           $60,792




7.   LONG-TERM DEBT
                                    December 31,    December 31,
                                        1995            1994
                                          (in thousands)

Senior Notes (a)                      $47,222       $50,000
Industrial Development Bonds (b)        9,475           11,844
Assumed Revenue Bond Financing (c)      7,903            -
State Loan (d)                          3,000         3,000
Other                                      139              325
                                       67,739        65,169

Less: Current maturities                6,910            5,285
                                      $60,829          $59,884

(a)  In March 1993 the Company issued $25,000,000 of its 7.76 percent Series A
     Senior Notes due February 15, 2003, and $25,000,000 of its 7.76 percent
     Series B Senior Notes due February 15, 2003, to four insurance companies.
     The Series A Senior Notes are being repaid in equal annual installments of $2,778,000 which began in February 1995. The Series B Senior Notes will be repaid in equal annual installments of $3,571,000 beginning in February
     1997. Interest is payable quarterly for these Notes. The financing agreements contain certain covenants regarding the maintenance of a minimum level of tangible net worth, as well as certain financial ratios, as defined, and certain restrictions including limitations on indebtedness.





















(b) Borrowings under the Industrial Development Bond financings accrue interest at the rate of 8.95 percent, payable quarterly, and the loan is being repaid in equal annual installments of $2,368,000 which began in October 1992. The Company's owned facilities located in Bohemia, New
     York, are pledged as collateral for this debt. The financing agreements contain certain covenants regarding the maintenance of a minimum level of tangible net worth and working capital, as well as certain financial ratios, as defined, and limitations on investments, dividends and indebtedness.

(c)  In June 1995 the Company assumed a $7,282,000 New York Industrial
     Development bond which is collateralized by its facilities located in Holtsville, New York. The bond bears interest at 12.3 percent and principal and interest are being repaid in ten equal semi-annual installments of $997,000 which began in October 1995. Based upon borrowing rates of 6.7 percent available to the Company at the time the transaction occurred, a bond premium of $1,274,000 has been recorded in long-term debt and is being amortized over the life of the bond.

(d)  In 1994, the Company received a $3,000,000 loan from an agency of New York
     State. The loan bears interest at 1.0 percent, payable monthly, and the principal is to be repaid in one installment in 2001. The interest rate is subject to a covenant requiring a minimum level of full-time permanent employees.

Based on the borrowing rates currently available to the Company for bank loans with similar terms, the fair values of Senior Notes and Industrial Development
Bonds approximates their carrying values. The fair value of the State Loan as of December 31, 1995, is approximately $2,200,000.

Long-term debt maturities are:

          Year ending December 31,                (in thousands)

                 1996                               $ 6,910
                 1997                                10,409
                 1998                                10,495
                 1999                                10,589
                 2000                                 7,260
               Thereafter                            22,076

                                                    $67,739

 8.  INCOME TAXES

The provision for income taxes consists of:


                                Year Ended December 31,

                          1995           1994           1993
                                        (in thousands)
Current:
  Federal                    $15,254       $11,067    $ 3,270
  State and local              3,136         3,168          1,177
  Foreign                      8,144         3,233            647
                              26,534        17,468      5,094

Deferred:
  Federal                      1,788         4,714          1,481
  State and local                237         1,246            233
  Foreign                    (67)         (106)        192
                           1,958         5,854          1,906
  Total Provision
   for Income Taxes      $28,492       $23,322    $ 7,000











A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate is:
                                       Year Ended December 31,

                                  1995          1994           1993


Statutory U.S. Federal
 rate                             35.0%       35.0%       34.0%
State taxes, net of
 Federal tax effect                2.9        4.9          4.8
Tax credits                       (1.6)      (4.6)        (7.3)
Amortization of excess of
 cost over fair value of
 net assets acquired               1.3        1.5          4.9
Exempt income of foreign
 sales corporation                (1.9)      (1.1)        (2.3)
Income of foreign subsi-
 diaries taxed at higher
 tax rates                         1.8        1.1          1.8
Other, net                         0.5        3.2          0.1

                                  38.0%       40.0%       36.0%

At December 31, 1995, 1994 and 1993, other liabilities include deferred income taxes of $8,276,000, $9,690,000 and $7,236,000 respectively. The deferred tax assets and liabilities at December 31, 1995, 1994 and 1993, respectively, are comprised of:


                                            Year Ended December 31,
                         1995                  1994                   1993

                           Deferred Tax   Deferred Tax       Deferred Tax
                    Assets/(Liabilities)   Assets/(Liabilities)  Assets/(Liabilities)
                                         (in thousands)

Receivables                 $ 4,441            $ 4,977            $ 3,405
Inventory                    6,113              6,249              11,677
Net investment in
 sales-type leases          (3,053)               (2,245)                (1,722)
Accrued compensation
 and associate benefits      3,876              3,739               3,307
Other accrued liabilities    5,128              3,382               3,037
Accrued restructuring
 and severance costs           957                 61               4,338
Deferred revenue - current    1,890             2,296               1,902
Deferred revenue - long term      2,348         1,511               1,204
Deferred patent and product
 development costs              (13,809)      (10,427)             (9,809)
Property, plant and
 equipment                  (1,127)            (1,492)             (1,851)
Investments                    878              1,338                  1,181
Cumulative translation
 adjustments                 5,505                945                  3,411
Tax credit carryforwards     2,895                 3,410            2,163
Other, net                       982                680                    350
                            17,024             14,424             22,593
Less: Valuation allowance           812                814                    663

Net Deferred Taxes          $16,212            $13,610            $21,930



The valuation allowance decreased by $2,000 during 1995 and increased by $151,000 and $103,000 during 1994 and 1993, respectively. The valuation allowance relates to state investment tax credit carryforwards which are likely to be recaptured. No other valuation allowances for deferred tax assets are necessary due to the Company's history of profitability and anticipated future profitability.












9.   COMMITMENTS AND CONTINGENCIES

a.   Lease Agreements

Future minimum annual rental payments required under noncancellable operating leases are:
          Year ending December 31,     (in thousands)

                  1996                    $ 5,525
                  1997                      4,676
                  1998                      3,581
                  1999                      1,867
                  2000                      1,025
               Thereafter                     601
                                          $17,275

Rent expense under substantially all operating leases was $6,173,000, $5,673,000 and $5,465,000, for the years ended December 31, 1995, 1994 and
1993, respectively.


b.   Credit Facilities

The Company has loan agreements with three banks pursuant to which the banks have agreed to provide lines of credit totaling $30,000,000.  As of December 31, 1995,
and 1994, the Company had no outstanding borrowings under these lines.   Such
borrowings would bear interest at the respective bank's cost of funds rate, which approximated 6.0 percent at December 31, 1995.  These agreements expire between
June 30, 1996, and December 31, 1996.


c.   Employment Contracts

The Company has executed employment contracts with certain senior executives that vary in length for which the Company has a minimum commitment aggregating approximately $8,070,000 at December 31, 1995.

d.    Legal Matters

The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will have no material adverse effect on the Company's consolidated financial position or results of operations.

In October 1993, the Company and certain of its officers received a purported
Second Consolidated Amended Class Action Complaint in the action entitled In re.
Symbol Technologies Class Action Litigation  ("Second Complaint") in the Eastern
District of New York, which asserts alleged violations of Section 10(b) of the
Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.   The
Second Complaint alleges a class period from June 8, 1992, to September 14, 1992.
Defendants have moved for summary judgement dismissing the Second Complaint and such motion is currently pending before the Court.  The Company believes that the litigation is without merit and intends to defend it vigorously.























10.  STOCKHOLDERS' EQUITY

a.   Stock Option Plans

There are a total of 4,817,000 shares of Common Stock reserved for issuance under the Company's stock option plans at December 31, 1995.

A summary of changes in the stock option plans is:


                                                Shares Under Option
                                                         Number of
                                          Option Price    Shares
                                           per Share   (in thousands)


   Shares under option at December 31, 1993                5,166


     Granted                            $ 9.00 to $29.88     626
     Exercised                          $ 5.50 to $23.75   (1,993)
     Cancelled                          $ 8.00 to $23.75     (219)

   Shares under option at December 31, 1994                3,580

     Granted                            $26.25 to $39.38    1,242
     Exercised                          $ 8.00 to $24.25     (510)
     Cancelled                          $ 9.00 to $38.00     (301)

   Shares under option at December 31, 1995                4,011

   Shares exercisable at December 31, 1995$ 5.50 to $29.88    1,365

At December 31, l995, an aggregate of 806,000 shares remain available for grant under the stock option plans. The tax benefits arising from stock option exercises during the years ended December 31, 1995, 1994 and 1993, in the amount of $4,184,000, $14,066,000, and $1,062,000, respectively, were recorded in stockholders' equity as additional paid-in capital.

b.   Treasury Stock

Treasury stock is comprised of 596,000 shares of Common Stock purchased for a total of $14,958,000 from certain officers related to the exercise of stock options and 1,012,000 shares purchased in open market transactions at a total cost of $25,964,000 pursuant to the stock repurchase programs authorized by the Board of Directors on May 8, 1995, and May 4, 1992.


c.   Outside Directors' Options and Stock Purchase Warrants

The following table indicates the number of common shares issuable upon exercise and exercise price per share of all outstanding outside Directors' options and stock purchase warrants as of December 31, 1995:

    Exercisable  Number of Shares   Exercise Price Shares Vested
        to       Issuable Upon Exercise      per Shareat December 31,1995

       1997         35,000              $11.00         35,000
      2000          39,000         $ 8.13 to $15.50    39,000
      2004          20,000         $25.25 to $27.75    10,000
      2005            10,000            $33.63              -
                    104,000                             84,000

11.  ASSOCIATE BENEFIT PLANS

a.   Profit Sharing Retirement Plan

The Company maintains a 401(k) profit sharing retirement plan for all U.S.
associates meeting certain service requirements. The Company contributes monthly, 50 percent of associates' contributions up to a maximum of 6 percent of annual compensation. Plan expense for the years ended December 31, 1995, 1994 and 1993 was $2,959,000, $2,559,000 and $2,336,000, respectively.


b.   Health Benefits

The Company pays substantially all costs incurred in connection with providing associate health benefits through a program administered by an insurance company. Such costs amounted to $10,700,000, $8,536,000, and $10,275,000, for the years ended December 31, 1995, 1994 and 1993, respectively.

c.   Executive Retirement Plan

The Company maintains an Executive Retirement Plan (the "Plan") in which certain highly compensated associates are eligible to participate.
Participants are selected by a committee of the Board of Directors. Benefits vest after five years of service and are based on a percentage of average compensation for the three years immediately preceding termination of the participant's full-time employment. As of December 31, 1995, 13 officers were participants in the Plan. The Company's obligations under the Plan are not funded apart from the Company's general assets. The Company's funding policy is to set aside assets for the Plan based on the annual net periodic pension expense. The funded assets are classified in other assets.

Plan costs are:
                                        Year Ended December 31,
                                      1995         1994 1993
                                           (in thousands)

  Service cost - benefits earned during
   the period                       $  650     $  543  $  513
  Interest cost on projected benefit
   obligation                          588        624     488
  Amortization of unfunded prior service
   costs and unrecognized loss                121        130   150

  Net periodic pension expense      $1,359     $1,297  $1,151



The Plan's funded status is as follows:

                                    December 31,  December 31,
                                       1995            1994
                                        (in thousands)

Accumulated benefit obligation       $4,904          $5,496

Projected benefit obligation        ($7,446)      ($7,830)
Unrecognized net loss                   838          963
Unrecognized prior service costs      1,060           1,173
Accrued pension costs               ($5,548)        ($5,694)


The Plan had $4,735,000, and $4,906,000 of vested benefit obligations at December 31, 1995, and 1994, respectively. The projected benefit obligation at December 31, 1995, 1994 and 1993 was determined using an assumed weighted average discount rate of 8.0 percent, 8.0 percent and 7.0 percent, respectively, and an assumed increase in the long-term rate of compensation of 5.0 percent.

12.  OPERATIONS BY GEOGRAPHIC AREA

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




                          North     Western
                         America    Europe     Other  Eliminations Consolidated
                                           (in thousands)

Year ended
December 31, l995:

Sales to unaffiliated
  customers              $336,734  $178,027   $40,402   $      -    $555,163
Transfers between
  geographic areas         93,028         -        -     (93,028)          -

     Total net revenue   $429,762  $178,027   $40,402   ($93,028)   $555,163

Earnings before
 provision for income
 taxes                   $ 55,505  $ 15,049   $   592   $  3,832    $ 74,978

Identifiable assets      $327,018  $ 73,953   $ 5,593   $      -    $406,564

Corporate assets                                              137,704

     Total assets                                            $544,268


Year ended
December 31, l994:

Sales to unaffiliated
  customers              $298,217  $141,090   $25,999   $      -    $465,306
Transfers between
  geographic areas         97,981         -         -    (97,981)          -

     Total net revenue   $396,198  $141,090   $25,999   ($97,981)   $465,306

Earnings before
 provision for income
 taxes                   $ 46,502  $  4,783   $   836   $  6,185    $ 58,306

Identifiable assets      $296,530  $ 62,839   $ 3,217   $      -    $362,586

Corporate assets                                              111,627

     Total assets                                            $474,213


Year ended
December 31, 1993:

Sales to unaffiliated
  customers               $247,448  $ 98,188   $14,344   $  - $359,980
Transfers between
  geographic areas          56,244         -         -    (56,244)          -

    Total net revenue      $303,692  $ 98,188   $14,344   ($56,244) $359,980

Earnings before
  provision for income
  taxes                   $ 18,152  $  1,062   $   180   $     51    $ 19,445

Identifiable assets       $274,032  $ 50,919   $ 1,738   $      -    $326,689

Corporate assets                                               92,926

     Total assets                                            $419,615








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

The Company's export sales, primarily to Europe, approximated $218,429,000, $167,089,000 and $112,532,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

The Company has customers in the retail industry which accounted for approximately $30,524,000 in accounts receivable at December 31, 1995. The carrying amounts of accounts receivable approximate fair value because of the short maturity of these instruments.

13.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth unaudited quarterly financial information for the years ended December 31, 1995, and 1994:


                                         Quarter Ended
                         March 31     June 30   September 30 December 31
                          (in thousands, except per share amounts)

Year Ended
December 31, 1995:

Net revenue              $131,258  $137,629  $142,811  $143,465
Gross profit               62,285    65,224    67,135    66,855
Net earnings               10,752    11,781    11,468    12,485
Primary earnings
 per share:                 $0.40     $0.43     $0.42     $0.47
Fully diluted earnings
 per share:                 $0.40     $0.43     $0.42     $0.46

Year Ended
December 31, 1994:

Net revenue              $103,668  $113,423  $124,433  $123,782
Gross profit               49,465    54,168    59,575    59,246
Net earnings                6,656     8,397    10,295     9,636
Primary and fully-
 diluted earnings
 per share:                 $0.26     $0.32     $0.39     $0.36


The Company accounts for interim inventories using the gross profit method.
The results of operations in the quarters ended December 31, 1995, and 1994 reflect adjustment of gross profit estimates based upon the actual physical inventory valuation.

The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.













                                                  SCHEDULE II

                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS

            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                         (All amounts in thousands)



COLUMN A            COLUMN B          COLUMN C          COLUMN DCOLUMN E
                                     Additions
                                   (1)        (2)
                   Balance at   Charged to  Charged         Balance
                    beginning    cost and   to other        at end
Description        of year      expenses   accounts   Deductionsof year

Allowance for doubtful
  accounts:


December 31, 1995   $7,269   $3,458    $569 (a)    $3,480 (b)$7,816

December 31, l994    $5,112      $2,336       $  -        $  179 (b)$7,269

December 31, 1993    $4,893   $1,823    $  -     $1,604 (b) $5,112



(a) Primarily collection of accounts previously written off.

(b) Uncollectible accounts written off.







































     3.Exhibits

Exhibit                                                   Page

3.1  Certificate of Incorporation of Symbol
  Technologies, Inc.  (Incorporated by
  reference to Exhibit 3.1 to the Form
  8-B Registration No. 0-9028, filed
  with the Commission on November 23, 1987
  (the "Form 8-B").)

3.2  By-laws of the Company as currently in
  effect.  (Incorporated by reference to
  Exhibit 3.2 to the Company's Annual
  Report on Form 10-K for the fiscal
  year ended December 31, 1988.)

4.1  Form of Certificate for Shares of the
  Common Stock of the Company.
  (Incorporated by reference to Exhibit
  4.1 of the Form 8-B.)

10.1  1990 Non-Executive Stock Option Plan, as          4
  amended.

10.2  1987 Consultant Stock Option Plan,
  as amended. (Incorporated by reference to Exhibit 10.3 of the Company's Annual Report
  Form 10-K for fiscal year ended December 31, 1991
  (the "1991 Form 10-K").)

10.3  Employment Agreement by and between the
  Company and Raymond Martino, dated as of June 12, 1994. (Incorporated by reference to Exhibit 10.4 to the Company's Annual
  Report on Form 10-K for the year ended
  December 31, 1995.)

10.4  Employment Agreement by and between              12
  the Company and Jerome Swartz, dated
  as of June 30, 1995.

10.5  Employment Agreement by and between              24
  the Company and Tomo Razmilovic, dated
  as of October 16, 1995.

10.6  Employment Agreement by and between              36
  the Company and Frederic P. Heiman, dated
  as of June 30, 1995.

10.7  Employment Agreement by and between               48
  the Company and Leonard H. Goldner, dated
  as of November 1, 1995.

10.8  Separation, Release and Non-Disclosure            60
  Agreement between the Company and Jan
  Lindelow, dated October 19, 1995.

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

10.10 Form of 2000 Stock Purchase Warrant issued to directors. (Incorporated by reference to Exhibit 10.11 to the 1991 Form 10-K.)

10.11 1994 Directors Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration
  Statement No. 33-78678 on Form S-8.)

10.12  Executive Retirement Plan, as amended.
  (Incorporated by reference to Exhibit

10.14 to the Company's Annual Report on
  Form 10-K for the fiscal year ended
  December 31, 1989 (the "1989 Form
  10-K").)

10.13  Symbol Technologies, Inc.                        68
  Stock Ownership and Option Retention Program.

10.14  Summary of Symbol Technologies, Inc.             72
  Executive Bonus Plan.

10.15  Lease Agreement and Amended and
  Restated Lease Agreement dated as of
  October 1, 1989 between Suffolk County
  Industrial Development Agency and
  Symbol Technologies, Inc.
  (Incorporated by reference to Exhibit
  10.15 to the 1989 Form 10-K.)

10.16  Sublease dated June 28th, 1995 between
  Grumman Data Systems Corporation and
  Symbol Technologies, Inc.

10.17  Form of Note Agreements dated as of
  February 15, 1993 relating to the Company's
  7.76% Series A and Series B Senior Notes due
  February 15, 2003 (Incorporated by reference to
  Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

21.  Subsidiaries.                                    75

23.  Consent of Deloitte & Touche LLP                 78

(b)  Reports on Form 8-K

        Not Applicable

EXHIBIT 10.1

1990 NON-EXECUTIVE STOCK OPTION PLAN, as amended as of
February 12, 1996

SYMBOL TECHNOLOGIES, INC.
1990 NON-EXECUTIVE STOCK OPTION PLAN

1.Purpose. The 1990 Non-Executive Stock Option Plan (the "Plan") of Symbol Technologies, Inc. (the "Company"), a Delaware corporation, is designed to aid the Company and its subsidiaries in retaining and attracting personnel of exceptional ability by enabling key employees to purchase a proprietary interest in the Company, thereby stimulating in such individuals an increased desire to render greater services which will contribute to the continued growth and success of the Company and its subsidiaries.
Options granted under the Plan are not intended to satisfy the requirements for classification as "Incentive Stock Options" codified in Section 422A of the Internal Revenue Code of 1986, as amended (the "Code").

2.Amount and Source of Stock. The total number of shares of Common Stock, par value $.01 per share, of the Company which may be the subject of options granted pursuant to the Plan shall not exceed 4,750,000 of the Company's Common Stock, par value $.01
(the "Shares"), subject to adjustment as provided in paragraph
10, which shall include any shares subject to options granted prior to February 25, 1991 under the 1988 Stock Option Plan for the Employees of MSI Data Corporation and the 1988 Stock Option
Plan for the Employees of Vectran Corporation. Such Shares may be reserved or made available from the Company's authorized and unissued Shares or from Shares reacquired and held in the Company's treasury. In the event that any option granted hereunder shall terminate prior to its exercise in full for any reason, then the Shares subject to such option shall be added to the Shares otherwise available for issuance pursuant to the exercise of options under the Plan.

3.Administration of the Plan.   If all of the members of the
Board of Directors of the Company (the "Board") are
"disinterested persons" as that term is defined in Rule 16b-3(c)
(2) (or any successor provision) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")
("Disinterested Persons"), then the Plan shall be administered by the Board or, if so designated by resolution of the Board by a committee of the Board comprised of two or more members of the
Board, selected by the Board, all of which members shall be
"Disinterested Persons" (the "Committee").  If all of the members of the Board are not "Disinterested Persons"' then the Board shall designate such a Committee to administer the Plan.  (The body which is administering the Plan pursuant to this paragraph shall at times be referred to herein as the "Administrative
Body.")

The Administrative Body shall have full authority to interpret the Plan, to establish and amend rules and regulations relating to it, to determine the key employees to whom options may be granted under the Plan, to select from among the eligible individuals those to whom options are to be granted, to determine the terms and provisions of the respective option agreements

 (which need not be identical) and to make all other determinations necessary or advisable for the administration of the Plan. The date on which the Administrative Body adopts resolutions granting an option to a specified individual shall constitute the date of grant of such option (the "Date of Grant"); provided, however, that if the grant of an option is made subject to the occurrence of a subsequent event (such as, for example, the commencement of employment), the date on which such subsequent event occurs shall be the Date of Grant. The adoption of any such resolution by the majority of the members of the Administrative Body shall complete the necessary corporate action constituting the grant of said option and an offer of Shares for sale to said individual under the Plan.

4.Eligibility. All key employees of the Company or any subsidiary of the Company (other than employees who are directors or officers of the Company including, after April 30, 1991, any person who is an "officer" of the Company as said term is defined in Rule 16a-1(f) (or any successor provision) promulgated pursuant to the Exchange Act), as determined by the Administrative Body, shall be eligible to receive options hereunder. For purposes of the Plan, a subsidiary shall mean any corporation of which the Company owns or controls, directly or indirectly, fifty percent (50%) or more of the outstanding shares of stock normally entitled to vote for the election of directors including voting securities issuable upon conversion of another security which is, or may have been, convertible into such voting securities or voting securities issuable upon the exercise of any warrant, option or other similar right and any partnership of which the Company or a corporate subsidiary is a general partner.
From time to time the Administrative Body shall, in its sole discretion, within the applicable limits of the Plan, select from among the eligible individuals those persons to whom options shall be granted under the Plan, the number of Shares subject to each option, and the exercise price, terms and conditions of any options to be granted hereunder.

5.Option Price. The exercise price for the Shares purchasable under any option granted pursuant to the Plan shall not be less than 100% of the fair market value per share of the Shares subject to option under the Plan at the Date of Grant, solely as determined by the Administrative Body in good faith. The exercise price for options granted pursuant to the Plan shall be subject to adjustment as provided in paragraph 10. For purposes of the Plan, the "fair market value per share" of the Shares on a given date shall be: (i) if the Shares are listed on a registered securities exchange or traded on the NASDAQ National Market
System, the closing price per share of the Shares on such date
(or, if there was no trading in the Shares on such date, on the next preceding day on which there was trading); (ii) if the Shares are not listed on a registered securities exchange or traded on the NASDAQ National Market System but the bid and asked prices per share for the Shares are provided by NASDAQ, the National Quotation Bureau Incorporated or any similar organization, the average of the closing bid and asked price per share of the Shares on such date (or, if there was no trading in the Shares on such date, on the next preceding day on which there was trading) as provided by such organization; and (iii) if the Shares are not listed on a registered securities exchange or traded on the NASDAQ National Market System and the bid and asked prices per share of the Shares are not provided by NASDAQ, the National Quotation Bureau Incorporated or any similar organization, as determined by the Administrative Body in good faith.

6.Term of Option.

(a) Subject to the provisions of the Plan, the Administrative
Body shall have absolute discretion in determining the period during which, the rate at which and the terms and conditions upon which any option granted hereunder may be exercised, and whether any option exercisable in installments is to be exercisable on a cumulative or non-cumulative basis; provided, however, that no option granted hereunder shall be exercisable for a period exceeding ten (10) years from the Date of Grant.

(b) The grant of options by the Administrative Body shall be effective as of the date on which the Administrative Body shall authorize the option; provided, however, that no option granted hereunder shall be exercisable unless and until the holder shall enter into an individual option agreement with the Company that shall set forth the terms and conditions of such option. Each such agreement shall expressly incorporate by reference the provisions of this Plan (a copy of which shall be made available for inspection by the optionee during normal business hours at the principal office of the Company), and shall state that in the event of any inconsistency between the provisions hereof and the provisions of such agreement, the provisions of this Plan shall govern.

7.Exercise of Options. An option shall be exercised when written notice of such exercise, signed by the person entitled to exercise the option, has been delivered or transmitted by registered or certified mail to the Secretary of the Company at its then principal office. Said notice shall specify the number of Shares for which the option is being exercised and shall be accompanied by (i) such documentation, if any, as may be required by the Company as provided in subparagraph 11(b), and (ii) payment of the aggregate option price. Such payment shall be in the form of (i) cash or a certified check (unless such certification is waived by the Company) payable to the order of the Company in the amount of the aggregate option price, (ii) certificates duly endorsed for transfer (with all transfer taxes paid or provided for) evidencing a number of Shares (provided, however, that with such Shares have been owned by the Optionee for at least six months) of which the aggregate fair market value on the date of exercise is equal to the aggregate option exercise price of the Shares being purchased, (iii) by delivering to the Company (a) irrevocable instructions to deliver the stock certificates representing the Shares for which the option is being exercised, directly to a broker, and (b) instructions to the broker to sell such Shares and promptly deliver to the Company the portion of the sale proceeds equal to the aggregate option exercise price, or (iv) a combination of these methods of payment. Delivery of said notice shall constitute an irrevocable election to purchase the Shares specified in said notice, and the date on which the Company receives the last of said notice, documentation and the aggregate option exercise price for all of the Shares covered by the notice shall, subject to the provisions of paragraph 11 hereof, be the date as of which the Shares so purchased shall be deemed to have been acquired. The Optionee shall not have the right or status as a holder of the Shares to which such exercise relates prior to receipt by the Company of the payment, notice and documentation expressly referred to in this paragraph 7.

8.Exercise and Cancellation of Options Upon  Termination of
Employment or Death. Except as set forth below, if a holder shall voluntarily or involuntarily terminate his service as an employee of the Company or any subsidiary of the Company, the option of such holder shall terminate upon the date of such termination of employment regardless of the expiration date specified in such option. If the termination of employment is due to retirement (as defined by the Administrative Body in its sole discretion), the holder shall have the privilege of exercising any option that the holder could have exercised on the day upon which he ceased to be an employee of the Company or any subsidiary of the Company, provided, however, that such exercise must be accomplished within the term of such option and within three (3) months of the holder's retirement. If the termination of employment is due to disability (to the extent and in a manner as shall be determined by the Administrative Body in its sole discretion), he (or his duly appointed guardian or conservator) shall have the privilege of exercising any option that he could have exercised on the day upon which he ceased to be an employee of the Company or any subsidiary of the Company; provided, however, that such exercise must be accomplished within the term of such option and within one (1) year of the termination of his employment with the Company or any subsidiary of the Company. If the termination of employment is due to the death of the holder, the duly appointed executor or administrator of his estate shall have the privilege at any time of exercising any option that the holder could have exercised on the date of his death; provided, however, that such exercise must be accomplished within the term of such option and within one (1) year of the holder's death.
For all purposes of the Plan, an approved leave of absence shall not constitute interruption or termination of employment.

Nothing contained herein or in any option agreement shall be construed to confer on any option holder any right to be continued in the employ of the Company or any subsidiary of the Company or derogate from any right of the Company or any subsidiary of the Company to retire, request the resignation of or discharge such option holder, or to lay off or require a leave of absence of such option holder (with or without pay), at any time, with or without cause.



9.Non-transferability of Options. No option granted under the Plan shall be sold, pledged, assigned or transferred in any manner except to the extent that options may be exercised by an executor or administrator as provided in paragraph 8 hereof. An option may be exercised, during the lifetime of the holder thereof, only by such holder or his duly appointed guardian or conservator in the event of his disability.

10. Adjustments Upon Changes in Capitalization.
(a) If the outstanding Shares are subdivided, consolidated, increased, decreased, changed into, or exchanged for a different number or kind of shares or other securities of the Company through reorganization, merger, recapitalization, reclassification, capital adjustment or otherwise, or if the Company shall issue additional Shares as a dividend or pursuant to a stock split, then the number and kind of Shares available for issuance pursuant to the exercise of options to be granted under this Plan and all Shares subject to the unexercised portion of any option theretofore granted and the option price of such options shall be adjusted to prevent the inequitable enlargement or dilution of any rights hereunder; provided, however, that any such adjustment in outstanding options under the Plan shall be made without change in the aggregate exercise price applicable to the unexercised portion of any such outstanding option.
Distributions to the Company's shareholders consisting of property other than shares of Common Stock of the Company or its successor and distributions to shareholders of rights to subscribe for Common Stock shall not result in the adjustment of the Shares purchasable under outstanding options or the exercise price of outstanding options. Adjustments under this paragraph shall be made by the Administrative Body, whose determination thereof shall be conclusive and binding. Any fractional Share resulting from adjustments pursuant to this paragraph shall be eliminated from any then outstanding option. Nothing contained herein or in any option agreement shall be construed to affect in any way the right or power of the Company to make or become a party to any adjustments, reclassifications, reorganizations or changes in its capital or business structure or to merge, consolidate, dissolve, liquidate or otherwise transfer all or any part of its business or assets.

(b) If, in the event of a merger or consolidation, the Company is not the surviving corporation, and in the event that the agreements governing such merger or consolidation do not provide for the substitution of new options or other rights in lieu of the options granted hereunder or for the express assumption of such outstanding options by the surviving corporation, or in the event of the dissolution or liquidation of the Company, the holder of any option theretofore granted under this Plan shall have the right not less than five (5) days prior to the record date for the determination of shareholders entitled to participate in such merger, consolidation, dissolution or liquidation, to exercise his option, in whole or in part, without regard to any installment provision that may have been made part of the terms and conditions of such option; provided that any conditions precedent to such exercise set forth in any option agreement granted under this Plan, other than the passage of time, have been satisfied. In any such event, the Company will mail or cause to be mailed to each holder of an option hereunder a notice specifying the date that is to be fixed as of which all holders of record of the Shares shall be entitled to exchange their Shares for securities, cash or other property issuable or deliverable pursuant to such merger, consolidation, dissolution or liquidation. Such notice shall be mailed at least ten (10) days prior to the date therein specified. In the event any then outstanding option is not exercised in its entirety on or prior to the date specified therein, all remaining outstanding options granted hereunder and any and all rights thereunder shall terminate as of said date.

11. General Restrictions.

(a) No option granted hereunder shall be exercisable if the Company shall, at any time and in its sole discretion, determine that (i) the listing upon any securities exchange, registration or qualification under any state or federal law of any Shares otherwise deliverable upon such exercise, or (ii) the consent or approval of any regulatory body or the satisfaction of withholding tax or other withholding liabilities, is necessary or appropriate in connection with such exercise. In any of such events, the exercisability of such options shall be suspended and shall not be effective unless and until such withholding, listing, registration, qualification or approval shall have been effected or obtained free of any conditions not acceptable to the Company in its sole discretion, notwithstanding any termination of any option or any portion of any option during the period when exercisability has been suspended.

(b) The Administrative Body may require, as a condition to the right to exercise an option, that the Company receive from the option holder, at the time of any such exercise, representations, warranties and agreements to the effect that the Shares are being purchased by the holder only for investment and without any present intention to sell or otherwise distribute such Shares and that the option holder will not dispose of such Shares in transactions which, in the opinion of counsel to the Company, would violate the registration provisions of the Securities Act of 1933, as then amended, and the rules and regulations thereunder and any applicable "blue sky" laws or regulations.
The certificates issued to evidence such Shares shall bear appropriate legends summarizing such restrictions on the disposition thereof.

12. Withholding Tax Liability.

(a) A holder of an option granted hereunder (if said holder's transactions in Common Stock are not subject to Section 16(b) of the Exchange Act) may elect to tender shares to the Company in order to satisfy federal and state withholding tax liability (a
"share withholding election"), provided, (i) the Administrative
Body, shall not have revoked its advance approval


of the holder's share withholding election and (ii) the share withholding election is made on or prior to the date on which the amount of withholding tax liability is determined (the "Tax
Date").
(b) A share withholding election shall be deemed made when written notice of such election, signed by the holder, has been delivered or transmitted by registered or certified mail to the Secretary of the Company at its then principal office.

(c) If a holder has made a share withholding election pursuant to this paragraph 12, the Company shall subtract from the number of Shares deliverable to the holder on the date of exercise, the number of Shares having an aggregate fair market value (as determined in good faith by the Administrative Body) equal to the amount of tax required to be withheld plus cash for any fractional amount.

13. Amendment. The Board shall have full authority to amend, modify, terminate or alter the Plan; provided, however, that no amendment to the Plan shall, without the consent of the holder of an existing option, materially and adversely affect his rights under such option.

14. Termination. Unless the Plan shall theretofore have been terminated as hereinafter provided, the Plan shall terminate on April 30, 2000 and no options under the Plan shall thereafter be granted, provided, however, the Board at any time may, in its sole discretion, terminate the Plan prior to the foregoing date.
No termination of the Plan shall, without the consent of the holder of an existing option, materially and adversely affect his rights under such option.

EXHIBIT 10.4

                      EMPLOYMENT AGREEMENT


      EMPLOYMENT AGREEMENT (the "Agreement") made as of the 30th day of June, 1995 by and between SYMBOL TECHNOLOGIES, INC., a Delaware corporation (the "Corporation"), and FREDERIC P. HEIMAN,
(the "Executive").

                       W I T N E S S E T H

      WHEREAS, the Executive and the Corporation are parties to an employment agreement, dated as of July 1, 1990, (the "Prior
Employment Agreement"), setting forth the terms and conditions of the Executive's employment by the Corporation; and

      WHEREAS, the term of employment under the prior Employment
Agreement expires on June 30, 1995; and

      WHEREAS, the Corporation desires to continue to employ the Executive and the Executive desires to continue to be employed by the Corporation in the manner and on the terms and conditions hereinafter set forth.

      NOW, THEREFORE, in consideration of the premises and of the mutual and dependent agreements and covenants herein set forth, the parties hereto agree as follows:

      1.EMPLOYMENT

      The Corporation hereby agrees to employ the Executive and the Executive hereby agrees to accept such employment and to render services to the Corporation and its subsidiaries, divisions and affiliates for the period and on the terms and conditions set forth in this Agreement.

      2.TERM

      The Executive's employment under this Agreement shall be for a term of four (4) years, commencing as of July 1, 1995 and ending on June 30, 1999; provided, however, that the term of the Executive's actual employment hereunder shall at all times be subject to earlier termination in accordance with the provisions of Section 12 hereof.

      3.DUTIES

      (a)(1)So long as the Executive's employment under this Agreement shall continue on a full-time basis, pursuant to the provisions hereof, the Executive shall, subject to periods of illness, vacation and other excused absences, devote his entire business time, attention, and energies to the affairs of the Corporation and its subsidiaries, divisions and affiliates, use his best efforts to promote its and their best interests and perform such executive duties as may be assigned to him by the Chief Operating Officer of the Corporation during the period when he serves as General Manager of the Corporation's Network Systems
Organization ("NSO") and by the Chief Executive Officer and/or

 the Chief Operating Officer thereafter; provided, however, that such executive duties shall be consistent with and shall generally be of the nature of the services ordinarily and customarily performed by a senior executive officer.

          (2)In accordance with the provisions hereof, when either (i) the Executive elects to become a part time employee of the Corporation, or (ii) the Executive ceases to function as the General Manager of NSO, the Executive shall be responsible for performing those executive-level duties and responsibilities that may be assigned to him from time to time by the Chief Executive
Officer and/or Chief Operating Officer. Such duties shall include, but not be limited to, assisting his replacement as General Manager of the Corporation's Network Systems Organization until that individual becomes acclimated to the position as requested by the Chief Operating Officer, serving as advisor to the Chief Executive Officer; assisting, when requested by either the Chief Executive Officer or Chief Operating Officer, in key sales and marketing activities, strategic alliances and new product development. It is understood that while the Executive may remain an officer of the Corporation, the Executive may cease being an "executive officer" when he elects to become a part time employee.

          (3) It is contemplated that during the term of this Agreement, the Executive will transition from a full time executive officer of the Corporation to a part time employee performing consulting services. From the date hereof until July
31, 1996, the Executive shall remain a full-time employee of the Corporation. During the thirty day period commencing May 1, 1996 and each May 1 thereafter, the Executive shall have the right to elect to reduce his work contribution to the Corporation by a factor of 25% (but in no event less than 50% of his business time, attention and energy), effective on the next August 1st.
Accordingly, if the Executive so elects, he will be required to devote only 75% of his business time, attention and energy to the Corporation effective August 1, 1996 and if he continues to elect to reduce his commitment, he would be required to devote 50% of such time, effective August 1, 1997, for the remainder of the term of this Agreement.

      (b) In the event the Executive elects to become a part time employee, he shall arrange, with the consent of the Chief
Executive Officer, his work schedule so that his other activities
(which may include profit making activities so long as they do not conflict with the provisions of Section 10 hereof) do not interfere with or take precedence over the performance of his responsibilities and duties to the Corporation hereunder.

      (c)So long as the Executive's employment under this Agreement shall continue, the Executive shall, if elected or appointed, serve as an officer and, at his option, a director of the Corporation and of any subsidiary, division or affiliate of the Corporation and shall hold, without any compensation other than that provided for in this Agreement, the offices in the Corporation and in any such subsidiary, division or affiliate to which he may, at any time or from time to time, be elected or appointed. If the Executive serves on the Corporation's Board of

Directors during the term hereof, the Executive shall not be entitled to receive any fees (other than reimbursement of covered expenses) that are provided by the Corporation to its outside Directors, as it is contemplated that the compensation provided to Executive, pursuant to Section 4 hereof, is designed to compensate Executive for all services he may render to the Corporation.

      (d)The Executive shall be eligible to take, in addition to holidays recognized by the Corporation, six (6) weeks per annum of vacation, provided, however, that the number of vacation days shall be proportionately reduced in the event the Executive elects to become a part time employee of the Corporation.

      4.COMPENSATION

      (a)The Corporation hereby agrees to pay to the Executive, and the Executive hereby agrees to accept, as compensation for services rendered under this Agreement, a base salary at the rate of three hundred seventy-five thousand Dollars ($375,000) per annum for the period ending December 31, 1995 payable at such intervals as the Corporation customarily pays the salaries of its executive officers. Effective January 1, 1996 and each January
1st thereafter, the Executive and the Corporation shall negotiate, in good faith, with respect to increasing said base salary for an additional one year period in an amount mutually satisfactory to the Corporation and the Executive. In the event the Executive elects to become a part time employee, his then base salary will be proportionately reduced during the period he is a part time employee.

      (b)(1)In addition to the base salary provided for in subsection 4(a) above, the Executive shall participate (so long as he is an executive officer) in the Corporation's Executive
Bonus Plan and thereby be entitled to receive an annual bonus for each fiscal year during the term of this Agreement in the amounts determined pursuant to such plan. The target amount of the Executive's bonus under said plan shall be 55% of his base salary actually earned in each fiscal year. Payment of the bonus provided herein shall be paid to the Executive no later than ninety (90) days after the completion of each fiscal year.

          (2) In addition to the base salary provided for in subsection 4(a) above, the Executive shall participate (if he is no longer an executive officer and is not participating in the Executive Bonus Plan), in the Corporation's profit sharing bonus plan for non-executive officers and thereby be entitled to receive an annual bonus in the amount determined pursuant to such plan. The target amount of the Executive's bonus under said plan shall be 55% of his base salary actually earned in each fiscal year. Payment of the bonus provided herein shall be paid to the Executive no later than ninety (90) days after the completion of each fiscal year.

      (c)During the term of this Agreement, so long as the Executive is a full time employee, the Executive shall continue to participate in the Corporation's Executive Retirement Plan.
The Executive acknowledges that he has previously been provided with a copy of said plan. If the Executive becomes a part time employee, he shall no longer participate in said plan, however, he shall retain his then vested rights in the Executive
Retirement Plan.

      (d)In addition to the foregoing, it is hereby agreed that the Corporation shall, at its sole expense, provide and the Executive shall be entitled to receive, during his employment hereunder, the employee fringe benefits provided by the Corporation, from time to time, to its executive officers, including, but not limited to, benefits relating to life, medical and disability insurance, and participation in the Corporation's
Section 401(k) Plan; provided, however, that as used in this Agreement, the term "employee fringe benefits" shall not include any salary or other bonus plan, except as set forth in this Agreement.

      (e)In the event the Executive's employment with the Corporation is terminated as provided in Section 12 hereof (other than cause as hereinafter defined), the Corporation shall, to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, if and to the extent requested by the Executive, continue to indefinitely provide the Executive, at the Executive's sole expense with all of the employee fringe benefits he was entitled to receive immediately prior to the termination of his Employment, including but not limited to health, life and disability insurance and use of the automobile referred to in section 5.

      5.AUTOMOBILE

      During the period of the Executive's Employment under this Agreement, the Corporation shall make available to the Executive the use of an automobile, with a lease allotment of up to $1,000 per month as well as paying the insurance expenses associated with such automobile. The Corporation will also reimburse the Executive for gasoline and maintenance expenses associated with such automobile.


      6.EXPENSES; OPTIONS

      (a)The Corporation shall pay or reimburse the Executive for all reasonable travel and other expenses incurred or paid by him in connection with the performance of his duties under this Agreement, upon presentation to the Corporation of expense statements or vouchers and such other supporting documentation as it may, from time to time, reasonably require; provided, however, that the maximum amount available for such expenses may, at any time or from time to time, be fixed in advance by the Board of Directors of the Corporation.

      (b)All outstanding options to purchase shares of Common
Stock of the Corporation now held by the Executive or hereafter awarded to the Executive during the term of this Agreement shall vest regardless of any conditions precedent to the vesting of such options (such as the passage of time) if and when there is a "change in control of the Corporation" as hereafter defined. As used in this Agreement, a "change in control of the Corporation" shall mean a change in control of a nature that would be required to be reported in response to Item 1 of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended, (the
"Exchange Act"); provided, that, without limitation, such a change in control shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than the Corporation or any "person" who on the date hereof is a director or officer of the Corporation, is or becomes the "beneficial owner", (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Corporation's then outstanding securities and the Corporation's Board of Directors, after having been advised that such ownership level has been reached, does not, within fifteen
(15) business days, adopt a resolution approving the acquisition of that level of securities ownership by such person; or (ii) during any period of two consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

      (c)Notwithstanding the then-current state of the Corporation's By-Laws, the Executive shall be entitled at all times to the benefit of the maximum indemnification and advancement of expenses available from time to time under the laws of the State of Delaware.

      (d)The Corporation and/or any of its subsidiaries, divisions or affiliates may, from time to time, apply for and obtain, for its or their benefit and at its or their sole expense, key man life, health, accident, disability, or other insurance upon the Executive, in any amounts that it or they may deem necessary or desirable to protect its or their respective interests, and the Executive agrees to cooperate with and assist the Corporation or such subsidiary, division or affiliate in obtaining any and all such insurance by submitting to all reasonable medical examinations, if any, and by filling out, executing, and delivering any and all such applications and other instrument as may reasonably be necessary.

      7.INVENTIONS

      (a)The Executive agrees to and hereby does assign to the Corporation or any subsidiary, affiliate or division of the Corporation designated by the Corporation, all his right, title and interest throughout the world in and to all ideas, methods, developments, products, inventions, processes, improvements, modifications, techniques, designs and/or concepts relating directly or indirectly to the business of the Corporation, its subsidiaries, affiliates or divisions, whether patentable or unpatentable, which the Executive may conceive and/or develop during his employment by the Corporation (whether pursuant to this Agreement or otherwise) or which the Executive may conceive and/or develop during a twenty-four (24) month period following the termination of his employment if such concept and/or development during such twenty-four (24) month period is a direct result of the Executive's activities while employed by the Corporation, whether or not conceived and/or developed at the request of the Corporation or any subsidiary, affiliate or division (the "Inventions"); provided, however, that if the Corporation or such subsidiary, affiliate or division determine that it will not use any such Invention or that it will license or transfer any such Invention to an unaffiliated third party, then it will negotiate in good faith with the Executive, if the Executive so requests, with respect to a transfer or license of such Invention to the Executive.

      (b)The Executive further agrees to promptly communicate and disclose to the Corporation any and all such Inventions as well as any other knowledge or information which he may possess or obtain relating to any such Inventions.

      (c)In furtherance of the foregoing, the Executive agrees that at the request of the Corporation, and at its expense, he will make or cooperate in making of applications for letters patent of the United States or elsewhere and will execute such other agreements, documents or instruments which the Corporation may reasonably consider necessary to transfer to and vest in the Corporation or any subsidiary, affiliate or division, all right, title and interest in any such Inventions, and all applications for any letters patent issued in respect of any of the foregoing.

      (d)The Executive shall assist, upon request, in locating writings and other physical evidence of the making of the Inventions and provide unrecorded information relating to them and give testimony in any proceeding in which any of the Inventions or any application or patent directed thereto may be involved, provided that reasonable compensation shall be paid the Executive for such services and the Executive shall be reimbursed for any expenses incurred by him in connection therewith, except that during such period of time as the Executive is employed by the Corporation, the Corporation shall not be obligated to compensate the Executive at a higher rate for the giving of testimony than the rate established by law for the compensation of witnesses in the court or tribunal where the testimony is given or in the district where the testimony is taken. The
Corporation shall give the Executive reasonable notice should it require such services, and, to the extent reasonably feasible, the Corporation shall use its best efforts to request such assistance at times and places as will least interfere with any other employment of the Executive.

      (e)At the expense of the Corporation, the Executive shall assign to the Corporation all his interest in copyrightable material which he produces, composes, or writes, individually or in collaboration with others, which arises out of work performed by him on behalf of the Corporation, and shall sign all papers and do all other acts necessary to assist the Corporation to obtain copyrights on such material in any and all jurisdictions.

      8.CONFIDENTIAL INFORMATION

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

      9.CONFIDENTIAL MATERIALS

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

      10.NON-COMPETITION

      (a)The Executive agrees that he shall not, so long as he shall be employed by the Corporation in any capacity (whether pursuant to this Agreement or otherwise), without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control or be employed by or connected in any manner with, any business which is or may be in competition, directly or indirectly, with the business of the Corporation or any subsidiary, affiliate or division of the Corporation.

      (b)If the Executive's employment is terminated pursuant to
Section 12(a)(i) or (iii), the Executive agrees that for a period of twenty-four (24) months, commencing on the effective date of the termination of his employment, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate control or participate in the ownership, management, operation or control, or be employed by or connected in any manner with, any business, firm or corporation which is engaged in any business activity competitive with the business of the Corporation and its subsidiaries, affiliates and divisions as such business is conducted during the period of his employment by the Corporation (whether pursuant to this Agreement or otherwise) and at the termination thereof.

      (c)If the Executive's employment is terminated pursuant to
Section 12(a)(iv) or (a)(v), then the Executive agrees that for a period of twenty-four (24) months, commencing after the effective date of the termination of his employment, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control, or be employed by or connected in any manner with any business, firm or corporation which is listed as a competitor of the Corporation in the Corporation's latest Annual Report on Form
10-K filed with the Securities and Exchange Commission prior to the date of termination of his employment.

      (d)Anything to the contrary herein notwithstanding, the provisions of this section shall not be deemed violated by the purchase and/or ownership by the Executive of shares of any class of equity securities (or options, warrants or rights to acquire such securities, or any securities convertible into such securities) representing (together with any securities which would be acquired upon the exercise of any such options, warrants or rights or upon the conversion of any other security convertible into such securities) the lesser of (i) 1% or less of the outstanding shares of any such class of equity securities of any issuer whose securities are listed on a national securities exchange or traded on NASDAQ, the National Quotation Bureau
Incorporated or any similar organization or (ii) securities having a market value of less than $100,000; provided, however, that the Executive shall not be otherwise connected with or active in the business of the issuers described in this subsection 10(d).


      11.REMEDY FOR BREACH

      The Executive hereby acknowledges that in the event of any breach or threatened breach by him of any of the provisions of sections 7, 8, 9 or 10 of this Agreement, the Corporation would have no adequate remedy at law and could suffer substantial and irreparable damage. Accordingly, the Executive hereby agrees that, in such event, the Corporation shall be entitled, without the necessity of proving damages, and notwithstanding any election by the Corporation to claim damages, to obtain a temporary and/or permanent injunction to restrain any such breach or threatened breach or to obtain specific performance of any of such provisions, all without prejudice to any and all other remedies which the Corporation may have at law or in equity.
      12.TERMINATION

      (a)This Agreement and the employment of the Executive by the Corporation shall terminate upon the earliest of the dates specified below:

      (i)the close of business on the date as of which the term of the Executive's employment hereunder has terminated as provided in Section 2 hereof; provided, however, that such term is not extended by any other agreement between the Executive and the Corporation; or

      (ii)the close of business on the date of death of the Executive; or

      (iii)the close of business on the effective date of the voluntary termination by the Executive of his employment with the Corporation; or

      (iv)the close of business on the day following the date on which the Corporation provides the Executive with written notice of election of its Board of Directors to terminate his employment for "cause" (as defined in subsection 12(b)(1) below); or

      (v)the close of business on the last day of the month within which the Board of Directors of the Corporation elects to terminate the Executive's employment following and as a result of the inability of the Executive, by reason of physical or mental disability, for six (6) months within any twelve (12) month period during the term of this Agreement, to render services of the character contemplated by this Agreement.

      (b)(1)For purposes of this Agreement, the term "cause" shall mean a determination made in good faith by vote of a majority of the members of the Board of Directors of the Corporation then holding office (other than the Executive if he shall then be a director) that one of the following conditions exists or one of the following events has occurred;

      (i)conviction of the Executive for a felony offense; or

      (ii)the refusal by the Executive to perform such service as may reasonably be delegated or assigned to him, consistent with his position, by the Chief Executive Officer of the Corporation; willful misconduct or gross negligence on his part in connection with the performance of such duties.

      13.NO CONFLICTING AGREEMENTS

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

      14.MISCELLANEOUS

      (a)This Agreement shall become effective as of the date hereof and, from and after that time, shall extend to and be binding upon the Executive, his personal representative or representatives and testate or intestate distributees, and upon the Corporation, its successors and assigns; and the term
Corporation, as used herein, shall include successors and assigns.

      (b)Nothing contained in this Agreement shall be deemed to involve the creation by the Corporation of a trust for the benefit of, or the establishment by the Corporation of any other form of fiduciary relationship with the Executive, his beneficiaries or any of their respective legal representatives or distributees. To the extent that any person shall acquire the right to receive any payments from the Corporation hereunder, such right shall be no greater than the right of any unsecured general creditor of the Corporation.

      (c)Any notice required or permitted by this Agreement shall be given by registered or certified mail, return receipt requested, addressed to the Corporation at its then principal office or to the Executive at his residence address, or to either party at such other address or addresses as it or he may from time to time specify for the purpose in a notice similarly given to the other party.

      (d)This Agreement shall be construed and enforced in accordance with the laws of the State of New York. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration in Suffolk
County of the State of New York and shall proceed under the rules then prevailing of the American Arbitration Association (AAA).
The dispute shall be referred to a single arbitrator if such arbitration is mutually agreeable to the parties within twenty
(20) days of the demand for arbitration, otherwise to a single arbitrator appointed by the AAA upon application by either party.
Any award determined by an arbitrator must be in accordance with the terms of this Agreement and shall be final and binding upon the parties. Judgment upon any award made in such arbitration may be entered and enforced in any court of competent jurisdiction. The Corporation and the Executive waive any right of appeal with respect to any judgment entered on an arbitrator's award in any court having jurisdiction. In the event that it is necessary for any party hereto incur legal expenses in defending its or his rights hereunder, the losing party shall reimburse the winning party for all reasonable legal fees and expenses incurred by him or it as a result thereof.


      (e)Except as stated otherwise herein, this instrument contains the entire agreement of the parties relating to the subject matter hereof, and there are no agreements, representations or warranties not herein set forth. No modification of this Agreement shall be valid unless in writing and signed by the Corporation and the Executive. A waiver of the breach of any term or condition of this Agreement shall not be deemed to constitute a waiver of any subsequent breach of the same or any other term or condition.

      (f)If any provision of this Agreement shall be held invalid, such invalidity shall not affect any other provisions of this Agreement not held so invalid, and all other such provisions shall remain in full force and effect to the full extent consistent with the law.

      IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.

      SYMBOL TECHNOLOGIES, INC.

      By:  s/Jerome Swartz


ATTEST:EXECUTIVE

s/Leonard H. Goldners/Frederic P. Heiman


                          EXHIBIT 10.5

                      EMPLOYMENT AGREEMENT


      EMPLOYMENT AGREEMENT (the "Agreement") made as of the 16th day of October, 1995 by and between SYMBOL TECHNOLOGIES, INC., a Delaware corporation (the "Corporation"), and Tomo Razmilovic,
(the "Executive").

W I T N E S S E T H

      WHEREAS, the Executive and the Corporation and its wholly-owned subsidiary, Symbol Technologies Limited (the
"Subsidiary") are parties to employment agreements, dated as of June 1, 1993, (the "Prior Employment Agreements"), setting forth the terms and conditions of the Executive's employment by the Corporation and the Subsidiary; and

      WHEREAS, the term of employment under the prior Employment
Agreement expires on December 31, 1995 and provide for the Executive's employment in a different position than that contemplated by the Agreement; and

      WHEREAS, the Corporation desires to continue to employ the Executive and the Executive desires to continue to be employed by the Corporation in the manner and on the terms and conditions hereinafter set forth.

      NOW, THEREFORE, in consideration of the premises and of the mutual and dependent agreements and covenants herein set forth, the parties hereto agree as follows:

      1.EMPLOYMENT

      The Corporation hereby agrees to employ the Executive as its President and Chief Operating Officer headquartered at the Corporation's Long Island facilities and the Executive hereby agrees to accept such employment and to render services to the Corporation and its subsidiaries, divisions and affiliates for the period and on the terms and conditions set forth in this Agreement. The Corporation hereby agrees to use its best efforts, undertaken in good faith, to ensure that the Executive shall be nominated by the Board of Directors of the Corporation and elected by the shareholders of the Corporation as a director of the Corporation, and that he shall remain a director of the Corporation during the period of his employment under this Agreement; provided, however, that, in the event that the Executive is not so nominated and elected at any time during his employment under this Agreement, such fact in and of itself shall not serve to accelerate, decrease, increase or otherwise enlarge or change the benefits to which the Executive shall be entitled under this Agreement.

      2.TERM

      The Executive's employment under this Agreement shall be for a term of five (5) years, commencing as of the date hereof and ending on December 31, 2000; provided, however, that the term of the Executive's actual employment hereunder shall at all times be subject to earlier termination in accordance with the provisions of Section 12 hereof.

      3.DUTIES

      (a)So long as the Executive's employment under this Agreement shall continue, pursuant to the provisions hereof, the Executive shall, subject to periods of illness, vacation and other excused absences, devote his entire business time, attention, and energies to the affairs of the Corporation and its subsidiaries, divisions and affiliates, use his best efforts to promote its and their best interests and perform such executive duties as may be reasonably assigned to him by the Chief
Executive Officer of the Corporation; provided, however, that such executive duties shall be consistent with and shall generally be of the nature of the services ordinarily and customarily performed by a Chief Operating Officer.

      (b)So long as the Executive's employment under this Agreement shall continue, the Executive shall, if elected or appointed, serve as an executive officer and/or a director of the Corporation and of any subsidiary, division or affiliate of the Corporation and shall hold, without any compensation other than that provided for in this Agreement, the offices in the Corporation and in any such subsidiary, division or affiliate to which he may, at any time or from time to time, be elected or appointed. If the Executive serves on the Corporation's Board of Directors during the term hereof, the Executive shall not be entitled to receive any fees (other than reimbursement of covered expenses) that are provided by the Corporation to its outside Directors, as it is contemplated that the compensation provided to Executive, pursuant to Section 4 hereof, is designed to compensate Executive for all services he may render to the Corporation.

      (c)The Executive shall be eligible to take, in addition to holidays recognized by the Corporation, four (4) weeks per annum of vacation.

      4.COMPENSATION

      (a)The Corporation hereby agrees to pay to the Executive, and the Executive hereby agrees to accept, as compensation for services rendered under this Agreement, a base salary at the rate of four hundred thirty-seven thousand five hundred Dollars
($437,500) per annum for the period ending December 31, 1996 payable at such intervals as the Corporation customarily pays the salaries of its executive officers. Effective January 1, 1997 and each January 1st thereafter, the Executive and the Corporation shall negotiate, in good faith, with respect to increasing said base salary for additional one year period in an amount mutually satisfactory to the Corporation and the Executive.

      (b)In addition to the base salary provided for in subsection 4(a) above, the Executive shall participate in the

 Corporation's Executive Bonus Plan and thereby be entitled to receive an annual bonus for each fiscal year during the term of this Agreement in the amounts determined pursuant to such plan.
The target amount of the Executive's bonus under said plan shall be 55% of his base salary actually earned for 1995 prior to the date hereof and 75% of his base salary actually earned thereafter. Payment of the bonus provided herein shall be paid to the Executive no later than ninety (90) days after the completion of each fiscal year.

      (c)During the term of this Agreement, the Executive shall participate in the Corporation's Executive Retirement Plan.

      (d)In addition to the foregoing, it is hereby agreed that the Corporation shall, at its sole expense, provide and the Executive shall be entitled to receive, during his employment hereunder, the employee fringe benefits provided by the Corporation, from time to time, to its executive officers including, but not limited to, benefits relating to life, medical and disability insurance (to be provided by either the Corporation or its United Kingdom subsidiary), and participation in the Corporation's Section 401(k) Plan; provided, however, that as used in this Agreement, the term "employee fringe benefits" shall not include any salary or other bonus plan, except as set forth in this Agreement.

      (e)In the event the Executive's employment with the Corporation is terminated as provided in Section 12 hereof (other than cause as hereinafter defined), the Corporation shall, to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, if and to the extent requested by the Executive, continue to indefinitely provide the Executive, at the Executive's sole expense with all of the employee fringe benefits he was entitled to receive immediately prior to the termination of his Employment, including but not limited to health, life and disability insurance and use of the automobile referred to in section 5. This subsection shall not affect the benefits to be provided to the Executive at the Corporation's expense as provided in subsections 12(c) and 12(d).

      5.AUTOMOBILE

      During the period of the Executive's employment under this Agreement, the Corporation shall make available to the Executive the use of an automobile (for personal and business use) with a lease allotment equal to the cost of a BMW 750I as well as paying the insurance expenses associated with such automobile. The
Corporation will also reimburse the Executive for gasoline and maintenance expenses associated with such automobile.


      6.EXPENSES; OPTIONS

      (a)The Corporation shall pay or reimburse the Executive for all reasonable travel and other expenses incurred or paid by him in connection with the performance of his duties under this Agreement, upon presentation to the Corporation of expense statements or vouchers and such other supporting documentation as it may, from time to time, reasonably require; provided, however, that the maximum amount available for such expenses may, at any time or from time to time, be fixed in advance by the Board of Directors of the Corporation.

      (b)All outstanding options to purchase shares of Common
Stock of the Corporation now held by the Executive or hereafter awarded to the Executive during the term of this Agreement shall vest regardless of any conditions precedent to the vesting of such options (such as the passage of time) if and when there is a "change in control of the Corporation" as hereafter defined. As used in this Agreement, a "change in control of the Corporation" shall mean a change in control of a nature that would be required to be reported in response to Item 1 of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended, (the
"Exchange Act"); provided, that, without limitation, such a change in control shall be deemed to have occurred if (I) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than the Corporation or any "person" who on the date hereof is a director or officer of the Corporation, is or becomes the "beneficial owner", (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Corporation's then outstanding securities and the Corporation's Board of Directors, after having been advised that such ownership level has been reached, does not, within fifteen
(15) business days, adopt a resolution approving the acquisition of that level of securities ownership by such person; or (ii) during any period of two consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

      (c)Notwithstanding the then-current state of the Corporation's By-Laws, the Executive shall be entitled at all times to the benefit of the maximum indemnification and advancement of expenses available from time to time under the laws of the State of Delaware.

      (d)The Corporation and/or any of its subsidiaries, divisions or affiliates may, from time to time, apply for and obtain, for its or their benefit and at its or their sole expense, key man life, health, accident, disability, or other insurance upon the Executive, in any amounts that it or they may deem necessary or desirable to protect its or their respective interests, and the Executive agrees to cooperate with and assist the Corporation or such subsidiary, division or affiliate in obtaining any and all such insurance by submitting to all reasonable medical examinations, if any, and by filling out, executing, and delivering any and all such applications and other instrument as may reasonably be necessary.


      (e)The Corporation agrees, as promptly as practicable to cause the award to the Executive by the Compensation/Stock Option
Committee of the Board of Directors of the Corporation stock options issuable under the Corporation's 1991 Employee Stock
Option Plan to purchase 100,000 shares of the Corporation's
Common Stock. These options shall be at an exercise price equal to the closing price of the Corporation's Common Stock on the date of the award thereof. These options shall have a term of ten years; 40% of these options shall vest two years after the date of the award and 30% of these options shall vest in each of the next two consecutive anniversaries thereafter.

      7.INVENTIONS

      (a)The Executive agrees to and hereby does assign to the Corporation or any subsidiary, affiliate or division of the Corporation designated by the Corporation, all his right, title and interest throughout the world in and to all ideas, methods, developments, products, inventions, processes, improvements, modifications, techniques, designs and/or concepts relating directly or indirectly to the business of the Corporation, its subsidiaries, affiliates or divisions, whether patentable or unpatentable, which the Executive may conceive and/or develop during his employment by the Corporation (whether pursuant to this Agreement or otherwise) or which the Executive may conceive and/or develop during a twenty-four (24) month period following the termination of his employment if such concept and/or development during such twenty-four (24) month period is a direct result of the Executive's activities while employed by the Corporation, whether or not conceived and/or developed at the request of the Corporation or any subsidiary, affiliate or division (the "Inventions"); provided, however, that if the Corporation or such subsidiary, affiliate or division determine that it will not use any such Invention or that it will license or transfer any such Invention to an unaffiliated third party, then it will negotiate in good faith with the Executive, if the Executive so requests, with respect to a transfer or license of such Invention to the Executive.

      (b)The Executive further agrees to promptly communicate and disclose to the Corporation any and all such Inventions as well as any other knowledge or information which he may possess or obtain relating to any such Inventions.

      (c)In furtherance of the foregoing, the Executive agrees that at the request of the Corporation, and at its expense, he will make or cooperate in making of applications for letters patent of the United States or elsewhere and will execute such other agreements, documents or instruments which the Corporation may reasonably consider necessary to transfer to and vest in the Corporation or any subsidiary, affiliate or division, all right, title and interest in any such Inventions, and all applications for any letters patent issued in respect of any of the foregoing.

      (d)The Executive shall assist, upon request, in locating writings and other physical evidence of the making of the Inventions and provide unrecorded information relating to them and give testimony in any proceeding in which any of the Inventions or any application or patent directed thereto may be involved, provided that reasonable compensation shall be paid the Executive for such services and the Executive shall be reimbursed for any expenses incurred by him in connection therewith, except that during such period of time as the Executive is employed by the Corporation, the Corporation shall not be obligated to compensate the Executive at a higher rate for the giving of testimony than the rate established by law for the compensation of witnesses in the court or tribunal where the testimony is given or in the district where the testimony is taken. The
Corporation shall give the Executive reasonable notice should it require such services, and, to the extent reasonably feasible, the Corporation shall use its best efforts to request such assistance at times and places as will least interfere with any other employment of the Executive.

      (e)At the expense of the Corporation, the Executive shall assign to the Corporation all his interest in copyrightable material which he produces, composes, or writes, individually or in collaboration with others, which arises out of work performed by him on behalf of the Corporation, and shall sign all papers and do all other acts reasonably necessary to assist the Corporation to obtain copyrights on such material in any and all jurisdictions.

      8.CONFIDENTIAL INFORMATION

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

      9.CONFIDENTIAL MATERIALS

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

      10.NON-COMPETITION

      (a)The Executive agrees that he shall not, so long as he shall be employed by the Corporation in any capacity (whether pursuant to this Agreement or otherwise), without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control or be employed by or connected in any manner with, any business which is or may be in competition, directly or indirectly, with the business of the Corporation or any subsidiary, affiliate or division of the Corporation.

      (b)The Executive agrees that for a period of twelve (12) months, commencing on the effective date of the termination of his employment, whether such termination is pursuant to the terms of this Agreement or otherwise, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate control or participate in the ownership, management, operation or control, or be employed by or connected in any manner with, any business, firm or corporation which is engaged in any business activity competitive with the business of the Corporation and its subsidiaries, affiliates and divisions as such business is conducted during the period of his employment by the Corporation (whether pursuant to this Agreement or otherwise) and at the termination thereof.

      (c)The Executive agrees that for a period of twelve (12) months, commencing twelve (12) months after the effective date of the termination of his employment, whether such termination is pursuant to the terms of this Agreement or otherwise, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control, or be employed by or connected in any manner with any business, firm or corporation which is listed as a competitor of the Corporation in the Corporation's latest Annual Report on Form
10-K filed with the Securities and Exchange Commission prior to the date of termination of his employment.

      (d)Anything to the contrary herein notwithstanding, the provisions of this section shall not be deemed violated by the purchase and/or ownership by the Executive of shares of any class of equity securities (or options, warrants or rights to acquire such securities, or any securities convertible into such securities) representing (together with any securities which would be acquired upon the exercise of any such options, warrants or rights or upon the conversion of any other security convertible into such securities) the lesser of (i) 1% or less of the outstanding shares of any such class of equity securities of any issuer whose securities are listed on a national securities exchange or traded on NASDAQ, the National Quotation Bureau
Incorporated or any similar organization or (ii) securities having a market value of less than $100,000; provided, however, that the Executive shall not be otherwise connected with or active in the business of the issuers described in this subsection 10(d).

      11.REMEDY FOR BREACH

      The Executive hereby acknowledges that in the event of any material breach or threatened material breach by him of any of the provisions of sections 7, 8, 9 or 10 of this Agreement, the Corporation would have no adequate remedy at law and could suffer substantial and irreparable damage. Accordingly, the Executive hereby agrees that, in such event, the Corporation shall be entitled, without the necessity of proving damages, and notwithstanding any election by the Corporation to claim damages, to obtain a temporary and/or permanent injunction to restrain any such material breach or threatened material breach or to obtain specific performance of any of such provisions, all without prejudice to any and all other remedies which the Corporation may have at law or in equity.

      12.TERMINATION

      (a)This Agreement and the employment of the Executive by the Corporation shall terminate upon the earliest of the dates specified below:

      (i)the close of business on the date as of which the term of the Executive's employment hereunder has terminated as provided in Section 2 hereof; provided, however, that such term is not extended by any other agreement between the Executive and the Corporation; or

      (ii)the close of business on the date of death of the Executive; or

      (iii)the close of business on the effective date of the voluntary termination by the Executive of his employment with the Corporation; or

      (iv)the close of business on the day following the date on which the Corporation provides the Executive with written notice of election of its Board of Directors to terminate his employment for "cause" (as defined in subsection 12(b)(1) below); or

      (v)the close of business on the last day of the month within which the Board of Directors of the Corporation elects to terminate the Executive's employment following and as a result of the inability of the Executive, by reason of physical or mental disability, for six (6) months within any twelve (12) month period during the term of this Agreement, to render services of the character contemplated by this Agreement.

      (b)(1)For purposes of this Agreement, the term "cause" shall mean a determination made in good faith by vote of a majority of the members of the Board of Directors of the Corporation then holding office (other than the Executive if he shall then be a director) that one of the following conditions exists or one of the following events has occurred;

      (i)conviction of the Executive by a court of law for a felony offense; or

      (ii)the refusal (after receipt by him of prior written notice from the Corporation) by the Executive to perform such service as may reasonably be delegated or assigned to him, consistent with his position, by the Chief Executive Officer of the Corporation; willful misconduct or gross negligence on his part in connection with the performance of such duties.

      (c)In the event of the termination of the Executive's employment (whether pursuant to this Agreement or otherwise) for any reason (including the failure to extend the terms of this Agreement) other than due to (i) his death or disability as provided in subsection 12(a)(ii) or (v); (ii) his voluntary termination of his employment with the Corporation pursuant to subsection 12(a)(iii); or (iii) his termination for cause as provided in subsection 12(a)(iv), the Executive shall be paid at the time of such termination (a) an amount equal to the annual base salary and the bonus (as provided in subsection 4(b)) earned by him during the last completed fiscal year immediately preceding any such termination, and (b) in the event he has not been a participant in the Executive Retirement Plan for at least five years of credited service, an amount equal to the amounts paid or payable by the Corporation to the trust related to such plan during the period from the date hereof through the date of the termination of his employment, which payment shall be made in a lump sum within ninety (90) days of the date of his termination of employment, and (c) the Corporation shall, to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, continue to provide the Executive, at the Corporation's sole expense, for one year after the termination of his Employment, with all of the employee fringe benefits he was entitled to receive immediately prior to the termination of his Employment including but not limited to life, health, and disability insurance and the use of the automobile referred to in Section 5, provided, however, he will not be credited for this period with an additional year of service under the Executive Retirement Plan referred to in subsection 4(c). The Executive shall not be required to mitigate the amount of any payments provided for in this subsection 12(c) by seeking other employment.

      (d) In the event of the termination of the Executive's employment prior to October 15, 1998 for any reason other than due to (i) his death or disability as provided in subsection
12(a)(ii) or (v); (ii) his voluntary termination of his employment with the Corporation pursuant to subsection
12(a)(iii); or (iii) his termination for cause as provided in subsection 12(a)(iv), the Executive shall be paid, in addition to the payments provided in subsection 12(c), one year after the date of such termination an amount equal to his annual base salary immediately preceding any such termination and his target bonus and; to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, continue to provide the Executive, at the Corporation's sole expense for an additional one year, all of the employee fringe benefits referred to in paragraph 12(c). The
Executive shall not be required to mitigate the amount of any payments provided for in this subsection 12(d) by seeking other employment.

      (e) All payments set forth in subsection 12(c) and 12(d) are contingent upon the Executive first signing at the time of termination the Corporation's standard waiver and release agreement.

      13.NO CONFLICTING AGREEMENTS

      In order to induce the Corporation to enter into this Agreement and to employ the Executive on the terms and conditions set forth herein, the Executive hereby represents and warrants that he is not a party to or bound by any agreement, arrangement or understanding, written or otherwise, which prohibits or in any manner restricts his ability to enter into and fulfill his obligations under this Agreement, to be employed by and serve as an executive of the Corporation. This Agreement supersedes the Prior Employment Agreements in all respects.

      14.MISCELLANEOUS

      (a)This Agreement shall become effective as of the date hereof and, from and after that time, shall extend to and be binding upon the Executive, his personal representative or representatives and testate or intestate distributees, and upon the Corporation, its successors and assigns; and the term
Corporation, as used herein, shall include successors and assigns.

      (b)Nothing contained in this Agreement shall be deemed to involve the creation by the Corporation of a trust for the benefit of, or the establishment by the Corporation of any other form of fiduciary relationship with the Executive, his beneficiaries or any of their respective legal representatives or distributees. To the extent that any person shall acquire the right to receive any payments from the Corporation hereunder, such right shall be no greater than the right of any unsecured general creditor of the Corporation.

      (c)Any notice required or permitted by this Agreement shall be given by registered or certified mail, return receipt requested, addressed to the Corporation at its then principal office or to the Executive at his residence address, or to either party at such other address or addresses as it or he may from time to time specify for the purpose in a notice similarly given to the other party.


      (d)This Agreement shall be construed and enforced in accordance with the laws of the State of New York. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration in Suffolk
County of the State of New York and shall proceed under the rules then prevailing of the American Arbitration Association (AAA).
The dispute shall be referred to a single arbitrator if such arbitration is mutually agreeable to the parties within twenty
(20) days of the demand for arbitration, otherwise to a single arbitrator appointed by the AAA upon application by either party.
Any award determined by an arbitrator must be in accordance with the terms of this Agreement and shall be final and binding upon the parties. Judgment upon any award made in such arbitration may be entered and enforced in any court of competent jurisdiction. The Corporation and the Executive waive any right of appeal with respect to any judgment entered on an arbitrator's award in any court having jurisdiction.

      (e)Except as stated otherwise herein, this instrument contains the entire agreement of the parties relating to the subject matter hereof, and there are no agreements, representations or warranties not herein set forth. No modification of this Agreement shall be valid unless in writing and signed by the Corporation and the Executive. A waiver of the breach of any term or condition of this Agreement shall not be deemed to constitute a waiver of any subsequent breach of the same or any other term or condition.

      (f)If any provision of this Agreement shall be held invalid, such invalidity shall not affect any other provisions of this Agreement not held so invalid, and all other such provisions shall remain in full force and effect to the full extent consistent with the law.


      IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.


                                 SYMBOL TECHNOLOGIES, INC.


                                 By:  s/Jerome Swartz


ATTEST:                            EXECUTIVE

s/Leonard H. Goldner               s/Tomo Razmilovic

                          EXHIBIT 10.6

                      EMPLOYMENT AGREEMENT


      EMPLOYMENT AGREEMENT (the "Agreement") made as of the 30th day of June, 1995 by and between SYMBOL TECHNOLOGIES, INC., a Delaware corporation (the "Corporation"), and FREDERIC P. HEIMAN,
(the "Executive").

                       W I T N E S S E T H

      WHEREAS, the Executive and the Corporation are parties to an employment agreement, dated as of July 1, 1990, (the "Prior
Employment Agreement"), setting forth the terms and conditions of the Executive's employment by the Corporation; and

      WHEREAS, the term of employment under the prior Employment
Agreement expires on June 30, 1995; and

      WHEREAS, the Corporation desires to continue to employ the Executive and the Executive desires to continue to be employed by the Corporation in the manner and on the terms and conditions hereinafter set forth.

      NOW, THEREFORE, in consideration of the premises and of the mutual and dependent agreements and covenants herein set forth, the parties hereto agree as follows:

      1.EMPLOYMENT

      The Corporation hereby agrees to employ the Executive and the Executive hereby agrees to accept such employment and to render services to the Corporation and its subsidiaries, divisions and affiliates for the period and on the terms and conditions set forth in this Agreement.

      2.TERM

      The Executive's employment under this Agreement shall be for a term of four (4) years, commencing as of July 1, 1995 and ending on June 30, 1999; provided, however, that the term of the Executive's actual employment hereunder shall at all times be subject to earlier termination in accordance with the provisions of Section 12 hereof.

      3.DUTIES

      (a)(1)So long as the Executive's employment under this Agreement shall continue on a full-time basis, pursuant to the provisions hereof, the Executive shall, subject to periods of illness, vacation and other excused absences, devote his entire business time, attention, and energies to the affairs of the Corporation and its subsidiaries, divisions and affiliates, use his best efforts to promote its and their best interests and perform such executive duties as may be assigned to him by the Chief Operating Officer of the Corporation during the period when he serves as General Manager of the Corporation's Network Systems

Organization ("NSO") and by the Chief Executive Officer and/or the Chief Operating Officer thereafter; provided, however, that such executive duties shall be consistent with and shall generally be of the nature of the services ordinarily and customarily performed by a senior executive officer.

          (2)In accordance with the provisions hereof, when either (i) the Executive elects to become a part time employee of the Corporation, or (ii) the Executive ceases to function as the General Manager of NSO, the Executive shall be responsible for performing those executive-level duties and responsibilities that may be assigned to him from time to time by the Chief Executive
Officer and/or Chief Operating Officer. Such duties shall include, but not be limited to, assisting his replacement as General Manager of the Corporation's Network Systems Organization until that individual becomes acclimated to the position as requested by the Chief Operating Officer, serving as advisor to the Chief Executive Officer; assisting, when requested by either the Chief Executive Officer or Chief Operating Officer, in key sales and marketing activities, strategic alliances and new product development. It is understood that while the Executive may remain an officer of the Corporation, the Executive may cease being an "executive officer" when he elects to become a part time employee.

          (3) It is contemplated that during the term of this Agreement, the Executive will transition from a full time executive officer of the Corporation to a part time employee performing consulting services. From the date hereof until July
31, 1996, the Executive shall remain a full-time employee of the Corporation. During the thirty day period commencing May 1, 1996 and each May 1 thereafter, the Executive shall have the right to elect to reduce his work contribution to the Corporation by a factor of 25% (but in no event less than 50% of his business time, attention and energy), effective on the next August 1st.
Accordingly, if the Executive so elects, he will be required to devote only 75% of his business time, attention and energy to the Corporation effective August 1, 1996 and if he continues to elect to reduce his commitment, he would be required to devote 50% of such time, effective August 1, 1997, for the remainder of the term of this Agreement.

      (b) In the event the Executive elects to become a part time employee, he shall arrange, with the consent of the Chief
Executive Officer, his work schedule so that his other activities
(which may include profit making activities so long as they do not conflict with the provisions of Section 10 hereof) do not interfere with or take precedence over the performance of his responsibilities and duties to the Corporation hereunder.

      (c)So long as the Executive's employment under this Agreement shall continue, the Executive shall, if elected or appointed, serve as an officer and, at his option, a director of the Corporation and of any subsidiary, division or affiliate of the Corporation and shall hold, without any compensation other than that provided for in this Agreement, the offices in the Corporation and in any such subsidiary, division or affiliate to which he may, at any time or from time to time, be elected or appointed. If the Executive serves on the Corporation's Board of Directors during the term hereof, the Executive shall not be entitled to receive any fees (other than reimbursement of covered expenses) that are provided by the Corporation to its outside Directors, as it is contemplated that the compensation provided to Executive, pursuant to Section 4 hereof, is designed to compensate Executive for all services he may render to the Corporation.

      (d)The Executive shall be eligible to take, in addition to holidays recognized by the Corporation, six (6) weeks per annum of vacation, provided, however, that the number of vacation days shall be proportionately reduced in the event the Executive elects to become a part time employee of the Corporation.

      4.COMPENSATION

      (a)The Corporation hereby agrees to pay to the Executive, and the Executive hereby agrees to accept, as compensation for services rendered under this Agreement, a base salary at the rate of three hundred seventy-five thousand Dollars ($375,000) per annum for the period ending December 31, 1995 payable at such intervals as the Corporation customarily pays the salaries of its executive officers. Effective January 1, 1996 and each January
1st thereafter, the Executive and the Corporation shall negotiate, in good faith, with respect to increasing said base salary for an additional one year period in an amount mutually satisfactory to the Corporation and the Executive. In the event the Executive elects to become a part time employee, his then base salary will be proportionately reduced during the period he is a part time employee.

      (b)(1)In addition to the base salary provided for in subsection 4(a) above, the Executive shall participate (so long as he is an executive officer) in the Corporation's Executive
Bonus Plan and thereby be entitled to receive an annual bonus for each fiscal year during the term of this Agreement in the amounts determined pursuant to such plan. The target amount of the Executive's bonus under said plan shall be 55% of his base salary actually earned in each fiscal year. Payment of the bonus provided herein shall be paid to the Executive no later than ninety (90) days after the completion of each fiscal year.

          (2) In addition to the base salary provided for in subsection 4(a) above, the Executive shall participate (if he is no longer an executive officer and is not participating in the Executive Bonus Plan), in the Corporation's profit sharing bonus plan for non-executive officers and thereby be entitled to receive an annual bonus in the amount determined pursuant to such plan. The target amount of the Executive's bonus under said plan shall be 55% of his base salary actually earned in each fiscal year. Payment of the bonus provided herein shall be paid to the Executive no later than ninety (90) days after the completion of each fiscal year.

      (c)During the term of this Agreement, so long as the Executive is a full time employee, the Executive shall continue to participate in the Corporation's Executive Retirement Plan.
The Executive acknowledges that he has previously been provided with a copy of said plan. If the Executive becomes a part time employee, he shall no longer participate in said plan, however, he shall retain his then vested rights in the Executive
Retirement Plan.

      (d)In addition to the foregoing, it is hereby agreed that the Corporation shall, at its sole expense, provide and the Executive shall be entitled to receive, during his employment hereunder, the employee fringe benefits provided by the Corporation, from time to time, to its executive officers, including, but not limited to, benefits relating to life, medical and disability insurance, and participation in the Corporation's
Section 401(k) Plan; provided, however, that as used in this Agreement, the term "employee fringe benefits" shall not include any salary or other bonus plan, except as set forth in this Agreement.

      (e)In the event the Executive's employment with the Corporation is terminated as provided in Section 12 hereof (other than cause as hereinafter defined), the Corporation shall, to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, if and to the extent requested by the Executive, continue to indefinitely provide the Executive, at the Executive's sole expense with all of the employee fringe benefits he was entitled to receive immediately prior to the termination of his Employment, including but not limited to health, life and disability insurance and use of the automobile referred to in section 5.

      5.AUTOMOBILE

      During the period of the Executive's Employment under this Agreement, the Corporation shall make available to the Executive the use of an automobile, with a lease allotment of up to $1,000 per month as well as paying the insurance expenses associated with such automobile. The Corporation will also reimburse the Executive for gasoline and maintenance expenses associated with such automobile.

      6.EXPENSES; OPTIONS

      (a)The Corporation shall pay or reimburse the Executive for all reasonable travel and other expenses incurred or paid by him in connection with the performance of his duties under this Agreement, upon presentation to the Corporation of expense statements or vouchers and such other supporting documentation as it may, from time to time, reasonably require; provided, however, that the maximum amount available for such expenses may, at any time or from time to time, be fixed in advance by the Board of Directors of the Corporation.

      (b)All outstanding options to purchase shares of Common
Stock of the Corporation now held by the Executive or hereafter awarded to the Executive during the term of this Agreement shall vest regardless of any conditions precedent to the vesting of such options (such as the passage of time) if and when there is a "change in control of the Corporation" as hereafter defined. As used in this Agreement, a "change in control of the Corporation" shall mean a change in control of a nature that would be required to be reported in response to Item 1 of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended, (the
"Exchange Act"); provided, that, without limitation, such a change in control shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than the Corporation or any "person" who on the date hereof is a director or officer of the Corporation, is or becomes the "beneficial owner", (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Corporation's then outstanding securities and the Corporation's Board of Directors, after having been advised that such ownership level has been reached, does not, within fifteen
(15) business days, adopt a resolution approving the acquisition of that level of securities ownership by such person; or (ii) during any period of two consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

      (c)Notwithstanding the then-current state of the Corporation's By-Laws, the Executive shall be entitled at all times to the benefit of the maximum indemnification and advancement of expenses available from time to time under the laws of the State of Delaware.

      (d)The Corporation and/or any of its subsidiaries, divisions or affiliates may, from time to time, apply for and obtain, for its or their benefit and at its or their sole expense, key man life, health, accident, disability, or other insurance upon the Executive, in any amounts that it or they may deem necessary or desirable to protect its or their respective interests, and the Executive agrees to cooperate with and assist the Corporation or such subsidiary, division or affiliate in obtaining any and all such insurance by submitting to all reasonable medical examinations, if any, and by filling out, executing, and delivering any and all such applications and other instrument as may reasonably be necessary.

      7.INVENTIONS

      (a)The Executive agrees to and hereby does assign to the Corporation or any subsidiary, affiliate or division of the Corporation designated by the Corporation, all his right, title and interest throughout the world in and to all ideas, methods, developments, products, inventions, processes, improvements, modifications, techniques, designs and/or concepts relating directly or indirectly to the business of the Corporation, its subsidiaries, affiliates or divisions, whether patentable or unpatentable, which the Executive may conceive and/or develop during his employment by the Corporation (whether pursuant to this Agreement or otherwise) or which the Executive may conceive and/or develop during a twenty-four (24) month period following the termination of his employment if such concept and/or development during such twenty-four (24) month period is a direct result of the Executive's activities while employed by the Corporation, whether or not conceived and/or developed at the request of the Corporation or any subsidiary, affiliate or division (the "Inventions"); provided, however, that if the Corporation or such subsidiary, affiliate or division determine that it will not use any such Invention or that it will license or transfer any such Invention to an unaffiliated third party, then it will negotiate in good faith with the Executive, if the Executive so requests, with respect to a transfer or license of such Invention to the Executive.

      (b)The Executive further agrees to promptly communicate and disclose to the Corporation any and all such Inventions as well as any other knowledge or information which he may possess or obtain relating to any such Inventions.

      (c)In furtherance of the foregoing, the Executive agrees that at the request of the Corporation, and at its expense, he will make or cooperate in making of applications for letters patent of the United States or elsewhere and will execute such other agreements, documents or instruments which the Corporation may reasonably consider necessary to transfer to and vest in the Corporation or any subsidiary, affiliate or division, all right, title and interest in any such Inventions, and all applications for any letters patent issued in respect of any of the foregoing.

      (d)The Executive shall assist, upon request, in locating writings and other physical evidence of the making of the Inventions and provide unrecorded information relating to them and give testimony in any proceeding in which any of the Inventions or any application or patent directed thereto may be involved, provided that reasonable compensation shall be paid the Executive for such services and the Executive shall be reimbursed for any expenses incurred by him in connection therewith, except that during such period of time as the Executive is employed by the Corporation, the Corporation shall not be obligated to compensate the Executive at a higher rate for the giving of testimony than the rate established by law for the compensation of witnesses in the court or tribunal where the testimony is given or in the district where the testimony is taken. The
Corporation shall give the Executive reasonable notice should it require such services, and, to the extent reasonably feasible, the Corporation shall use its best efforts to request such assistance at times and places as will least interfere with any other employment of the Executive.

      (e)At the expense of the Corporation, the Executive shall assign to the Corporation all his interest in copyrightable material which he produces, composes, or writes, individually or in collaboration with others, which arises out of work performed by him on behalf of the Corporation, and shall sign all papers and do all other acts necessary to assist the Corporation to obtain copyrights on such material in any and all jurisdictions.

      8.CONFIDENTIAL INFORMATION

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

      9.CONFIDENTIAL MATERIALS

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

      10.NON-COMPETITION

      (a)The Executive agrees that he shall not, so long as he shall be employed by the Corporation in any capacity (whether pursuant to this Agreement or otherwise), without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control or be employed by or connected in any manner with, any business which is or may be in competition, directly or indirectly, with the business of the Corporation or any subsidiary, affiliate or division of the Corporation.

      (b)If the Executive's employment is terminated pursuant to
Section 12(a)(i) or (iii), the Executive agrees that for a period of twenty-four (24) months, commencing on the effective date of the termination of his employment, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate control or participate in the ownership, management, operation or control, or be employed by or connected in any manner with, any business, firm or corporation which is engaged in any business activity competitive with the business of the Corporation and its subsidiaries, affiliates and divisions as such business is conducted during the period of his employment by the Corporation (whether pursuant to this Agreement or otherwise) and at the termination thereof.

      (c)If the Executive's employment is terminated pursuant to
Section 12(a)(iv) or (a)(v), then the Executive agrees that for a period of twenty-four (24) months, commencing after the effective date of the termination of his employment, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control, or be employed by or connected in any manner with any business, firm or corporation which is listed as a competitor of the Corporation in the Corporation's latest Annual Report on Form
10-K filed with the Securities and Exchange Commission prior to the date of termination of his employment.

      (d)Anything to the contrary herein notwithstanding, the provisions of this section shall not be deemed violated by the purchase and/or ownership by the Executive of shares of any class of equity securities (or options, warrants or rights to acquire such securities, or any securities convertible into such securities) representing (together with any securities which would be acquired upon the exercise of any such options, warrants or rights or upon the conversion of any other security convertible into such securities) the lesser of (i) 1% or less of the outstanding shares of any such class of equity securities of any issuer whose securities are listed on a national securities exchange or traded on NASDAQ, the National Quotation Bureau
Incorporated or any similar organization or (ii) securities having a market value of less than $100,000; provided, however, that the Executive shall not be otherwise connected with or active in the business of the issuers described in this subsection 10(d).

      11.REMEDY FOR BREACH

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

      12.TERMINATION

      (a)This Agreement and the employment of the Executive by the Corporation shall terminate upon the earliest of the dates specified below:

      (i)the close of business on the date as of which the term of the Executive's employment hereunder has terminated as provided in Section 2 hereof; provided, however, that such term is not extended by any other agreement between the Executive and the Corporation; or

      (ii)the close of business on the date of death of the Executive; or

      (iii)the close of business on the effective date of the voluntary termination by the Executive of his employment with the Corporation; or

      (iv)the close of business on the day following the date on which the Corporation provides the Executive with written notice of election of its Board of Directors to terminate his employment for "cause" (as defined in subsection 12(b)(1) below); or

      (v)the close of business on the last day of the month within which the Board of Directors of the Corporation elects to terminate the Executive's employment following and as a result of the inability of the Executive, by reason of physical or mental disability, for six (6) months within any twelve (12) month period during the term of this Agreement, to render services of the character contemplated by this Agreement.

      (b)(1)For purposes of this Agreement, the term "cause" shall mean a determination made in good faith by vote of a majority of the members of the Board of Directors of the Corporation then holding office (other than the Executive if he shall then be a director) that one of the following conditions exists or one of the following events has occurred;

      (i)conviction of the Executive for a felony offense; or

      (ii)the refusal by the Executive to perform such service as may reasonably be delegated or assigned to him, consistent with his position, by the Chief Executive Officer of the Corporation; willful misconduct or gross negligence on his part in connection with the performance of such duties.

      13.NO CONFLICTING AGREEMENTS

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

      14.MISCELLANEOUS

      (a)This Agreement shall become effective as of the date hereof and, from and after that time, shall extend to and be binding upon the Executive, his personal representative or representatives and testate or intestate distributees, and upon the Corporation, its successors and assigns; and the term
Corporation, as used herein, shall include successors and assigns.

      (b)Nothing contained in this Agreement shall be deemed to involve the creation by the Corporation of a trust for the benefit of, or the establishment by the Corporation of any other form of fiduciary relationship with the Executive, his beneficiaries or any of their respective legal representatives or distributees. To the extent that any person shall acquire the right to receive any payments from the Corporation hereunder, such right shall be no greater than the right of any unsecured general creditor of the Corporation.

      (c)Any notice required or permitted by this Agreement shall be given by registered or certified mail, return receipt requested, addressed to the Corporation at its then principal office or to the Executive at his residence address, or to either party at such other address or addresses as it or he may from time to time specify for the purpose in a notice similarly given to the other party.

      (d)This Agreement shall be construed and enforced in accordance with the laws of the State of New York. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration in Suffolk
County of the State of New York and shall proceed under the rules then prevailing of the American Arbitration Association (AAA).
The dispute shall be referred to a single arbitrator if such arbitration is mutually agreeable to the parties within twenty
(20) days of the demand for arbitration, otherwise to a single arbitrator appointed by the AAA upon application by either party.
Any award determined by an arbitrator must be in accordance with the terms of this Agreement and shall be final and binding upon the parties. Judgment upon any award made in such arbitration may be entered and enforced in any court of competent jurisdiction. The Corporation and the Executive waive any right of appeal with respect to any judgment entered on an arbitrator's award in any court having jurisdiction. In the event that it is necessary for any party hereto incur legal expenses in defending its or his rights hereunder, the losing party shall reimburse the winning party for all reasonable legal fees and expenses incurred by him or it as a result thereof.


      (e)Except as stated otherwise herein, this instrument contains the entire agreement of the parties relating to the subject matter hereof, and there are no agreements, representations or warranties not herein set forth. No modification of this Agreement shall be valid unless in writing and signed by the Corporation and the Executive. A waiver of the breach of any term or condition of this Agreement shall not be deemed to constitute a waiver of any subsequent breach of the same or any other term or condition.

      (f)If any provision of this Agreement shall be held invalid, such invalidity shall not affect any other provisions of this Agreement not held so invalid, and all other such provisions shall remain in full force and effect to the full extent consistent with the law.

      IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.

                         SYMBOL TECHNOLOGIES, INC.

                         By:  s/Jerome Swartz


ATTEST:            EXECUTIVE

s/Leonard H. Goldners/Frederic P. Heiman


                          EXHIBIT 10.7

                    EMPLOYMENT AGREEMENT


    EMPLOYMENT AGREEMENT (the "Agreement") made as of the 1st day of November, 1995 by and between SYMBOL
TECHNOLOGIES, INC., a Delaware corporation (the
"Corporation") and Leonard H. Goldner, (the "Executive").

W I T N E S S E T H

    WHEREAS, the Executive and the Corporation are parties to an employment agreement, dated as of September 1, 1990
(the "Prior Employment Agreement"), setting forth the terms and conditions of the Executive's employment by the Corporation; and

    WHEREAS, the term of employment under the prior
Employment Agreement expired on August 31, 1995; and

    WHEREAS, the Corporation desires to continue to employ the Executive and the Executive desires to continue to be employed by the Corporation in the manner and on the terms and conditions hereinafter set forth.

    NOW, THEREFORE, in consideration of the premises and of the mutual and dependent agreements and covenants herein set forth, the parties hereto agree as follows:

    1.EMPLOYMENT

    The Corporation hereby agrees to employ the Executive as its Senior Vice President, General Counsel and Secretary headquartered at the Corporation's Long Island facility and the Executive hereby agrees to accept such employment and to render services to the Corporation and its subsidiaries, divisions and affiliates for the period and on the terms and conditions set forth in this Agreement.

    2.TERM

    The Executive's employment under this Agreement shall be for a term of five (5) years, commencing as of November 1, 1995 and ending on October 31, 2000; provided, however, that the term of the Executive's actual employment hereunder shall at all times be subject to earlier termination in accordance with the provisions of Section 12 hereof.

    3.DUTIES

    (a)So long as the Executive's employment under this Agreement shall continue, pursuant to the provisions hereof, the Executive shall, subject to periods of illness, vacation and other excused absences, devote his entire business time, attention, and energies to the affairs of the Corporation and its subsidiaries, divisions and affiliates, use his best efforts to promote its and their best interests and perform such executive duties as may be reasonably assigned to him by the Chief Executive Officer of the Corporation; provided, however, that such executive duties shall be consistent with and shall generally be of the nature of the services ordinarily and customarily performed by the Executive prior to the date hereof. Nothing contained herein shall preclude the Executive from serving as an attorney, a trustee, executor or fiduciary or from engaging in charitable and community affairs provided that such activities do not interfere with the regular performance of his duties and responsibilities under this Agreement.

    (b)So long as the Executive's employment under this Agreement shall continue, the Executive shall, if elected or appointed, serve as an executive officer and/or a director of the Corporation and of any subsidiary, division or affiliate of the Corporation and shall hold, without any compensation other than that provided for in this Agreement, the offices in the Corporation and in any such subsidiary, division or affiliate to which he may, at any time or from time to time, be elected or appointed.

    (c)The Executive shall be eligible to take, in addition to holidays recognized by the Corporation, four (4) weeks per annum of vacation.

    4.COMPENSATION

    (a)The Corporation hereby agrees to pay to the Executive, and the Executive hereby agrees to accept, as compensation for services rendered under this Agreement, a base salary at the rate of Two Hundred Ten Thousand Four
Hundred Fifty-four Dollars ($210,454) per annum for the period ending December 31, 1995 payable at such intervals as the Corporation customarily pays the salaries of its executive officers. Effective January 1, 1996 and each year thereafter, the Executive and the Corporation shall negotiate, in good faith, with respect to increasing said base salary for additional one year period in an amount mutually satisfactory to the Corporation and the Executive.

    (b)In addition to the base salary provided for in subsection 4(a) above, the Executive shall participate in the Corporation's Executive Bonus Plan and thereby be entitled to receive an annual bonus for each fiscal year during the term of this Agreement in the amounts determined pursuant to such plan. The target amount of the Executive's bonus under said plan shall be 45% of his base salary actually earned in each fiscal year. Payment of the bonus provided herein shall be paid to the Executive no later than ninety (90) days after the completion of each fiscal year.

    (c)In addition to the foregoing, it is hereby agreed that the Corporation shall, at its sole expense, provide and the Executive shall be entitled to receive, during his employment hereunder, the employee fringe benefits provided by the Corporation, from time to time, to its executive officers, but in no event less favorable to the Executive than the benefits provided to him by the Corporation as of the date of this Agreement, including, but not limited to, benefits relating to life, medical and disability insurance, and participation in the Corporation's Executive Retirement
Plan and Section 401(k) Plan; provided, however, that as used in this Agreement, the term "employee fringe benefits" shall not include any salary or other bonus plan, except as set forth in this Agreement.

    (d)In the event the Executive's employment with the Corporation is terminated as provided in Section 12 hereof
(other than cause as hereinafter defined), the Corporation shall, to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, if and to the extent requested by the Executive, continue to indefinitely provide the Executive, at the Executive's sole expense with all of the employee fringe benefits he was entitled to receive immediately prior to the termination of his Employment, including but not limited to health, life and disability insurance and use of the automobile referred to in section
5.

    5.AUTOMOBILE

    During the period of the Executive's employment under this Agreement, the Corporation shall make available to the Executive the use of an automobile comparable to that currently provided to him, as well as paying the insurance expenses associated with such automobile. The Corporation will also reimburse the Executive for gasoline and maintenance expenses associated with such automobile.

    6.EXPENSES; OPTIONS

    (a)The Corporation shall pay or reimburse the Executive for all reasonable travel and other expenses incurred or paid by him in connection with the performance of his duties under this Agreement, upon presentation to the Corporation of expense statements or vouchers and such other supporting documentation as it may, from time to time, reasonably require; provided, however, that the maximum amount available for such expenses may, at any time or from time to time, be fixed in advance by the Board of Directors of the Corporation.

    (b)All outstanding options to purchase shares of Common
Stock of the Corporation now held by the Executive or hereafter awarded to the Executive during the term of this Agreement shall vest regardless of any conditions precedent to the vesting of such options (such as the passage of time) if and when there is a "change in control of the Corporation" as hereafter defined. As used in this Agreement, a "change in control of the Corporation" shall mean a change in control of a nature that would be required to be reported in response to Item 1 of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended, (the
"Exchange Act"); provided, that, without limitation, such a change in control shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than the Corporation or any "person" who on the date hereof is a director or officer of the Corporation, is or becomes the "beneficial owner", (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing
25% or more of the combined voting power of the Corporation's then outstanding securities and the Corporation's Board of Directors, after having been advised that such ownership level has been reached, does not, within fifteen (15) business days, adopt a resolution approving the acquisition of that level of securities ownership by such person; or (ii) during any period of two consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

    (c)Notwithstanding the then-current state of the Corporation's By-Laws, the Executive shall be entitled at all times to the benefit of the maximum indemnification and advancement of expenses available from time to time under the laws of the State of Delaware.

    (d)The Corporation and/or any of its subsidiaries, divisions or affiliates may, from time to time, apply for and obtain, for its or their benefit and at its or their sole expense, key man life, health, accident, disability, or other insurance upon the Executive, in any amounts that it or they may deem necessary or desirable to protect its or their respective interests, and the Executive agrees to cooperate with and assist the Corporation or such subsidiary, division or affiliate in obtaining any and all such insurance by submitting to all reasonable medical examinations, if any, and by filling out, executing, and delivering any and all such applications and other instrument as may reasonably be necessary.

    7.INVENTIONS

    (a)The Executive agrees to and hereby does assign to the Corporation or any subsidiary, affiliate or division of the Corporation designated by the Corporation, all his right, title and interest throughout the world in and to all ideas, methods, developments, products, inventions, processes, improvements, modifications, techniques, designs and/or concepts relating directly or indirectly to the business of the Corporation, its subsidiaries, affiliates or divisions, whether patentable or unpatentable, which the Executive may conceive and/or develop during his employment by the Corporation (whether pursuant to this Agreement or otherwise) or which the Executive may conceive and/or develop during a twenty-four (24) month period following the termination of his employment if such concept and/or development during such twenty-four (24) month period is a direct result of the Executive's activities while employed by the Corporation, whether or not conceived and/or developed at the request of the Corporation or any subsidiary, affiliate or division (the "Inventions");
provided, however, that if the Corporation or such subsidiary, affiliate or division determine that it will not use any such Invention or that it will license or transfer any such Invention to an unaffiliated third party, then it will negotiate in good faith with the Executive, if the Executive so requests, with respect to a transfer or license of such Invention to the Executive.

    (b)The Executive further agrees to promptly communicate and disclose to the Corporation any and all such Inventions as well as any other knowledge or information which he may possess or obtain relating to any such Inventions.

    (c)In furtherance of the foregoing, the Executive agrees that at the request of the Corporation, and at its expense, he will make or cooperate in making of applications for letters patent of the United States or elsewhere and will execute such other agreements, documents or instruments which the Corporation may reasonably consider necessary to transfer to and vest in the Corporation or any subsidiary, affiliate or division, all right, title and interest in any such Inventions, and all applications for any letters patent issued in respect of any of the foregoing.

    (d)The Executive shall assist, upon request, in locating writings and other physical evidence of the making of the Inventions and provide unrecorded information relating to them and give testimony in any proceeding in which any of the Inventions or any application or patent directed thereto may be involved, provided that reasonable compensation shall be paid the Executive for such services and the Executive shall be reimbursed for any expenses incurred by him in connection therewith, except that during such period of time as the Executive is employed by the Corporation, the Corporation shall not be obligated to compensate the Executive at a higher rate for the giving of testimony than the rate established by law for the compensation of witnesses in the court or tribunal where the testimony is given or in the district where the testimony is taken. The
Corporation shall give the Executive reasonable notice should it require such services, and, to the extent reasonably feasible, the Corporation shall use its best efforts to request such assistance at times and places as will least interfere with any other employment of the Executive.


    (e)At the expense of the Corporation, the Executive shall assign to the Corporation all his interest in copyrightable material which he produces, composes, or writes, individually or in collaboration with others, which arises out of work performed by him on behalf of the Corporation, and shall sign all papers and do all other acts necessary to assist the Corporation to obtain copyrights on such material in any and all jurisdictions.

    8.CONFIDENTIAL INFORMATION

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

    9.CONFIDENTIAL MATERIALS

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

    10.NON-COMPETITION

    (a)The Executive agrees that he shall not, so long as he shall be employed by the Corporation in any capacity
(whether pursuant to this Agreement or otherwise), without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control or be employed by or connected in any manner with, any business which is or may be in competition, directly or indirectly, with the business of the Corporation or any subsidiary, affiliate or division of the Corporation.

    (b)The Executive agrees that for a period of twelve (12) months, commencing on the effective date of the termination of his employment, whether such termination is pursuant to the terms of this Agreement or otherwise, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate control or participate in the ownership, management, operation or control, or be employed by or connected in any manner with, any business, firm or corporation which is engaged in any business activity competitive with the business of the Corporation and its subsidiaries, affiliates and divisions as such business is conducted during the period of his employment by the Corporation (whether pursuant to this Agreement or otherwise) and at the termination thereof.

    (c)The Executive agrees that for a period of twelve (12) months, commencing twelve (12) months after the effective date of the termination of his employment, whether such termination is pursuant to the terms of this Agreement or otherwise, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control, or be employed by or connected in any manner with any business, firm or corporation which is listed as a competitor of the Corporation in the Corporation's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the date of termination of his employment.

    (d)Anything to the contrary herein notwithstanding, the provisions of this section shall not be deemed violated by the purchase and/or ownership by the Executive of shares of any class of equity securities (or options, warrants or rights to acquire such securities, or any securities convertible into such securities) representing (together with any securities which would be acquired upon the exercise of any such options, warrants or rights or upon the conversion of any other security convertible into such securities) the lesser of (i) 1% or less of the outstanding shares of any such class of equity securities of any issuer whose securities are listed on a national securities exchange or traded on NASDAQ, the National Quotation Bureau

Incorporated or any similar organization or (ii) securities having a market value of less than $100,000; provided, however, that the Executive shall not be otherwise connected with or active in the business of the issuers described in this subsection 10(d).

    11.REMEDY FOR BREACH

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

    12.TERMINATION

    (a)This Agreement and the employment of the Executive by the Corporation shall terminate upon the earliest of the dates specified below:

    (i)the close of business on the date as of which the term of the Executive's employment hereunder has terminated as provided in Section 2 hereof; provided, however, that such term is not extended by any other agreement between the Executive and the Corporation; or

    (ii)the close of business on the date of death of the Executive; or

    (iii)the close of business on the effective date of the voluntary termination by the Executive of his employment with the Corporation; or

    (iv)the close of business on the day following the date on which the Corporation provides the Executive with written notice of election of its Board of Directors to terminate his employment for "cause" (as defined in subsection
12(b)(1) below); or

    (v)the close of business on the last day of the month within which the Board of Directors of the Corporation elects to terminate the Executive's employment following and as a result of the inability of the Executive, by reason of physical or mental disability, for six (6) months within any twelve (12) month period during the term of this Agreement, to render services of the character contemplated by this Agreement.

    (b)(1)For purposes of this Agreement, the term "cause" shall mean a determination made in good faith by vote of a majority of the members of the Board of Directors of the Corporation then holding office (other than the Executive if he shall then be a director) that one of the following conditions exists or one of the following events has occurred;

    (i)conviction of the Executive for a felony offense; or

    (ii)the refusal (after receipt by him of notice from the Corporation) by the Executive to perform such service as may reasonably be delegated or assigned to him, consistent with his position, by the Chief Executive Officer of the Corporation; willful misconduct or gross negligence on his part in connection with the performance of such duties.

    (c)In the event of the termination of the Executive's employment (whether pursuant to this Agreement or otherwise) for any reason (including the failure to extend the terms of this Agreement) other than due to (i) his death or disability as provided in subsection 12(a)(ii) or (v); (ii) his voluntary termination of his employment with the Corporation pursuant to subsection 12(a)(iii); or (iii) his termination for cause as provided in subsection 12(a)(iv), the Executive shall be paid at the time of such termination an amount equal to the annual base salary and the bonus (as provided in subsection 4(b)) earned by him during the last completed fiscal year immediately preceding any such termination and the Corporation shall, to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, continue to provide the Executive, at the Corporation's sole expense, for one year after the termination of his Employment, with all of the employee fringe benefits he was entitled to receive immediately prior to the termination of his Employment including but not limited to life, health, and disability insurance and the use of the automobile referred to in Section 5, provided, however, he will not be credited for this period with an additional year of service under the Executive Retirement Plan referred to in subsection 4(c). The Executive shall not be required to mitigate the amount of any payments provided for in this subsection 12(c) by seeking other employment.

    (d) In the event of the termination of the Executive's employment prior to October 31, 1998 for any reason other than due to (i) his death or disability as provided in subsection 12(a)(ii) or (v); (ii) his voluntary termination of his employment with the Corporation pursuant to subsection 12(a)(iii); or (iii) his termination for cause as provided in subsection 12(a)(iv), the Executive shall be paid, in addition to the payments provided in subsection
12(c), one year after the date of such termination an amount equal to his annual base salary immediately preceding any such termination and his target bonus. The Executive shall not be required to mitigate the amount of any payments provided for in this subsection 12(d) by seeking other employment.

    (e) All payments set forth in subsection 12(c) and 12(d) are contingent upon the Executive first signing at the time of termination the Corporation's standard waiver and release agreement.

    13.NO CONFLICTING AGREEMENTS

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

    14.MISCELLANEOUS

    (a)This Agreement shall become effective as of the date hereof and, from and after that time, shall extend to and be binding upon the Executive, his personal representative or representatives and testate or intestate distributees, and upon the Corporation, its successors and assigns; and the term Corporation, as used herein, shall include successors and assigns.

    (b)Nothing contained in this Agreement shall be deemed to involve the creation by the Corporation of a trust for the benefit of, or the establishment by the Corporation of any other form of fiduciary relationship with the Executive, his beneficiaries or any of their respective legal representatives or distributees. To the extent that any person shall acquire the right to receive any payments from the Corporation hereunder, such right shall be no greater than the right of any unsecured general creditor of the Corporation.

    (c)Any notice required or permitted by this Agreement shall be given by registered or certified mail, return receipt requested, addressed to the Corporation at its then principal office or to the Executive at his residence address, or to either party at such other address or addresses as it or he may from time to time specify for the purpose in a notice similarly given to the other party.

    (d)This Agreement shall be construed and enforced in accordance with the laws of the State of New York. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration in Suffolk County of the State of New York and shall proceed under the rules then prevailing of the American Arbitration Association (AAA). The dispute shall be referred to a single arbitrator if such arbitration is mutually agreeable to the parties within twenty (20) days of the demand for arbitration, otherwise to a single arbitrator appointed by the AAA upon application by either party. Any award determined by an arbitrator must be in accordance with the terms of this Agreement and shall be final and binding upon the parties. Judgment upon any award made in such arbitration may be entered and enforced in any court of competent jurisdiction. The Corporation and the Executive waive any right of appeal with respect to any judgment entered on an arbitrator's award in any court having jurisdiction. In the event that it is necessary for any party hereto incur legal expenses in defending its or his rights hereunder, the losing party shall reimburse the winning party for all reasonable legal fees and expenses incurred by him or it as a result thereof.

    (e)Except as stated otherwise herein, this instrument contains the entire agreement of the parties relating to the subject matter hereof, and there are no agreements, representations or warranties not herein set forth. No modification of this Agreement shall be valid unless in writing and signed by the Corporation and the Executive. A waiver of the breach of any term or condition of this Agreement shall not be deemed to constitute a waiver of any subsequent breach of the same or any other term or condition.

    (f)If any provision of this Agreement shall be held invalid, such invalidity shall not affect any other provisions of this Agreement not held so invalid, and all other such provisions shall remain in full force and effect to the full extent consistent with the law.

    IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.

    SYMBOL TECHNOLOGIES, INC.

    By:  s/Jerome Swartz

    EXECUTIVE

    s/Leonard H. Goldner
    LEONARD H. GOLDNER

                        EXHIBIT 10.8

SEPARATION, RELEASE AND NON-DISCLOSURE AGREEMENT


    JAN LINDELOW, on his own behalf and on behalf of his heirs, executors, administrators, attorneys, successors and assigns (hereinafter collectively referred to as "Lindelow"), and SYMBOL TECHNOLOGIES, INC., on its own behalf and on behalf of its parent and subsidiaries, divisions, affiliates, successors, assigns, representatives, officers, directors, agents and employees (hereinafter collectively referred to as "Symbol" or the "Company"), have reached the within Separation, Release and Non-Disclosure
Agreement ("Agreement") in settlement of any and all disputes and controversies which have or could have been raised between them including, but not limited to, any and all disputes related to Lindelow's employment with, and separation from the employ of Symbol, such Agreement being reached on the following terms and conditions:

    1.Lindelow will immediately, simultaneous with the execution of this Agreement, resign his employment with Symbol as President and Chief Operating Officer, but will remain a full-time regular employee of Symbol until December
31, 1995. Lindelow will not be required to, nor will he report to work at Symbol after this Agreement is executed, except, however, that Lindelow agrees to make himself available and/or to report to Symbol's offices or facilities, as needed, to assist in the transition to his successor. Lindelow will remain a member of Symbol's Board of Directors until April, 1996, but agrees not to stand for reelection to the Board at the next annual Shareholder's meeting, currently scheduled for April, 1996.

    2.In consideration for executing this Agreement and in full and complete satisfaction of its contractual obligations to Lindelow under his Employment Agreement with Symbol dated June 12, 1994 ("Employment Agreement") and all other obligations to Lindelow, Symbol will provide Lindelow the following:

    A.On the eighth day following the completed execution of this Agreement, Symbol will continue Lindelow's normal base salary, less deductions required by applicable federal, state and local laws, and continue Lindelow's current employee benefits, through December 31, 1995.

    B.In calendar year 1996, Symbol will pay Lindelow his 1995 performance bonus, at or about the time such bonuses are paid to other Symbol executives, which bonus shall not be less than $437,500. Such bonus payment will be less deductions required by applicable federal, state and local laws.

    C.Commencing January 1, 1996, and continuing through
December 31, 1997, Lindelow will remain a part-time employee of Symbol; provided, however, he will not be required to report to work at Symbol. In this connection, Symbol will pay Lindelow his base salary of $437,500, less deductions required by applicable federal, state, and local laws, in installments coincident with Symbol's normal payroll cycles.
 Notwithstanding anything else herein to the contrary, Lindelow's continued employment hereunder shall not interfere with or prohibit Lindelow's full time employment with or by other third parties except as specified in paragraph 20 below.

    D.In each of the first quarters of calendar years 1997 and 1998, Symbol will pay Lindelow bonuses of $437,500, at or about the time bonuses are paid to other Symbol executives. Such bonus payments will be less deductions required by applicable, federal, state and local laws.

    E.Commencing January 1, 1996 and continuing through
December 31, 1997, Symbol will continue Lindelow's current employee benefits to the extent permissible in accordance with the terms of these plans as set forth in the applicable benefit plan documents. Lindelow acknowledges that he is not entitled to participate in Symbol's Executive Retirement
Program after December 31, 1995. Lindelow agrees to mitigate payment of these benefits by seeking other comparable employment during this period.

    F.Symbol will vest 150,000 of the options awarded to Lindelow pursuant to paragraph 6(b)(1) of the Employment
Agreement, as follows:

    1.30,000 options on the eighth (8th) day following
Lindelow's execution of this Agreement.

    2.An additional 30,000 options each on the following dates:

    January 1, 1996
    July 1, 1996
    January 1, 1997
    July 1, 1997

    The vesting of such options shall accelerate to an earlier date in the event that options granted to other senior management employees vest early as a result of a change in control as defined in paragraph 6(c) of the Employment Agreement.

    These options will expire on December 31, 1997 and Lindelow will have until such date to exercise such options, subject to other terms of the actual option agreement.
Lindelow acknowledges that the additional 125,000 options previously awarded to him will be canceled on the eighth day following the execution of this Agreement.

    G.Symbol will purchase Lindelow's condominium located in Long Island, New York, for a price equal to the average of three appraisals of its fair market value. Lindelow and Symbol will both select one appraiser and these two appraisers will select the third appraiser. The parties shall promptly appoint their respective appraisers and use all reasonable efforts to complete the sale by December 31, 1995.

    3. A.In exchange for the consideration described in Paragraph (A) through (G), Lindelow hereby releases Symbol from any and all liability arising from any and all acts including, but not limited to, those arising out of his employment relationship with the Company, the Employment
Agreement or under any contract, tort, federal, state or local fair employment practices or civil rights law including, but not limited to, Title VII of the Civil Rights
Act of 1964, the Civil Rights Act of 1991, the Age
Discrimination in Employment Act of 1967, the Older Worker
Benefits Protection act of 1990, the Civil Rights Act of
1866, the Americans With Disabilities Act of 1990, the
Employee Retirement Income Security Act of 1974, the New
York State and New York City Human Rights laws, or any claim for physical or emotional distress or injuries, or any other duty or obligation of any kind or description including costs, expenses and attorneys' fees.

    B.This release shall apply to all known, unknown, unsuspected and unanticipated claims, liens, injuries and damages including, but not limited to, claims of employment discrimination, indemnity for discharge, or claims sounding in tort or in contract, express or implied, as of the date of the execution of this Agreement.

    C.In exchange for the execution of this Agreement by Lindelow and other valuable consideration, Symbol hereby releases Lindelow from any and all liability arising from any and all acts including but not limited to those arising out of his employment with the Company or any other duty or obligation of any kind or description including costs, expenses and attorneys' fees except that the Company does not release Lindelow from any criminal acts or violations of securities or other laws that may have been committed by him against the Company.

    4.Except for the purpose of seeking enforcement of the terms of this Agreement, Lindelow stipulates and agrees that he will not file or institute or cause to have filed or instituted any civil action, complaint, charge, or other proceedings of any nature or description against the company before any judicial, administrative, arbitral or other forum based upon or arising out of any claims, whether asserted or unasserted, that Lindelow may have against the Company as of the date of this Agreement.

    5.Lindelow agrees that, upon execution of this Agreement, he will withdraw and dismiss with prejudice any and all civil actions, complaint, charges and proceedings of any nature which he may have filed or which may have been filed on his behalf and may now be pending against the Company in any judicial, administrative or other forum.

Lindelow further agrees to execute any and all forms or document required to effectuate such withdrawals and dismissals thereof and to provide copies to Robert J.
Nobile, Esq. Winston & Strawn, 175 Water Street, New York,
New York 10038.

    6.Symbol expressly denies that it has violated any such law, statute, ordinance, contract, duty or obligation whatsoever, or that it committed any tort or engaged in any wrongful conduct with respect to Lindelow. Symbol expressly states that it had no grounds to terminate the Employment
Agreement whether based on inadequate performance or otherwise. Lindelow and Symbol both acknowledge that the consideration described in this Agreement is adequate and sufficient consideration.

    7.It is understood and agreed that all Company files, papers, memoranda, letters, handbooks and manuals, facsimile or other communications that were written, authorized, signed, received or transmitted during or prior to Lindelow's employment are and remain the property of the Company and, as such, are not to be removed from the Company's offices. In addition, any such materials which Lindelow possesses, but which are not in the Company's offices, are to be returned immediately. It is expressly understood that this paragraph shall not apply to any of the personal files, papers, memoranda, letters, handbooks and manuals, facsimile or other communications that were written, authorized, signed, received or transmitted prior to Lindelow's employment or other personal property of Lindelow whether or not they are in the Company's offices.

    8.The terms of this Agreement, the claims that have been or could have been raised against Symbol or Lindelow as of the date of this Agreement, and the facts and circumstances underlying any such claim shall not be admissible by either party in any litigation or proceeding in any forum, except as required by law, for any purpose other than to secure enforcement of the terms and conditions of this Agreement.

    9.Notwithstanding any other provision contained herein, the obligations of Symbol and of Lindelow under this Agreement shall be conditioned upon their respective receipt of executed duplicate originals of this Agreement and complete adherence to its terms by the other party.

    10.The parties agree that, except if issued a subpoena or required by law, each will not publish, publicize or disseminate, or cause to be published, publicized or disseminated, directly or indirectly, and will keep entirely confidential any information, data or documents (1) relating to Lindelow's employment with and separation from Symbol, and (2) the terms of this Agreement or the fact that this Agreement exists, except for the purpose of enforcing this Agreement, should that ever become necessary. The parties agree in this connection not to grant any interviews with the press, news media or any other individuals or entitles regarding Lindelow's employment with Symbol or separation therefrom. Lindelow may only discuss with third parties the fact that he was employed by Symbol, his title, salary, responsibilities and that he resigned his position, and agrees not to provide any other information regarding his employment with Symbol, except that with respect to prospective employers only, Lindelow may discuss, in confidence, the reasons for his resignation.
Notwithstanding the above, Lindelow may only disclose the terms of this Agreement to his spouse, accountants, attorneys or tax preparers.

    11.Symbol and Lindelow reserve the right to seek appropriate damages, including attorneys' fees and injunctive relief, should the other violate this Agreement.

    12.The parties agree that neither they nor their representatives will publicly or privately disparage or criticize each other and Lindelow expressly agrees that he will not publicly or privately disparage or criticize any of the Company's products, services, parent, divisions, affiliates, related companies or current or former officers, directors, trustees, employees, agents, administrators, representatives or fiduciaries.

    13.Symbol and Lindelow agree to work together in preparing a mutually acceptable statement regarding the reasons for Lindelow's resignation from Symbol's employ.
Symbol will also agree to work with Lindelow in preparing a mutually satisfactory press release announcing Lindelow's resignation.

    14.This failure of Symbol or Lindelow to insist upon strict adherence to any term of this Agreement on any occasion shall not be considered a waiver thereof or deprive either of the right thereafter to insist upon strict adherence to that term or any other term of the Agreement.

    15.This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to its conflicts of laws provisions. Any dispute or controversy arising out of or in connection with this Agreement, shall be settled exclusively by binding arbitration in Suffolk County, New York, in accordance with the rules then prevailing of the American Arbitration
Association. In the event that it is necessary for any party hereto to incur legal expenses in defending its or his rights hereunder, the losing party shall reimburse the winning party for all reasonable legal fees and expenses incurred with respect hereto.

    16.If any of the provisions, terms, clauses, or waivers or releases of claims or rights contained in this Agreement are declared illegal, unenforceable, or ineffective in a legal forum, such provisions, terms, clauses, waivers, releases or claims or rights shall be deemed severable, such that all other provisions, terms, clauses, waivers, releases of claims and rights contained in this Agreement shall remain valid and binding upon both parties.

    17.Lindelow agrees to cooperate with the Company in connection with any threatened, actual or future litigation involving the Company, whether administrative, civil or criminal in nature, in which and to the extent his cooperation is deemed necessary by the Company in its reasonable discretion. Symbol agrees to take reasonable steps to minimize the interference such cooperation may cause to any future employment Lindelow may obtain.

    18.Lindelow acknowledges that he has had up to twenty-one (21) days from the date he received this Agreement to consider the terms of this Agreement and further, acknowledges that he is fully aware of its contents and of its legal effects. Lindelow acknowledges that he was advised by Symbol to consult with an attorney regarding this Agreement and that he has consulted with an attorney prior to executing the same.

    19.This Agreement has been executed freely, knowingly and voluntarily by Lindelow without duress, coercion, or undue influence, with a full and free understanding of its terms. This Agreement is revocable by Lindelow or Symbol for seven (7) days following its execution, after which time it shall become effective and enforceable. Notice of revocation must be sent in writing to the other party prior to the eighth day after this Agreement is signed by the party seeking revocation. If Lindelow wishes to revoke this Agreement, his written notice of revocation must be received within the seven (7) day revocation period by Allen
Creveling at the following address: Symbol Technologies, Inc., 116 Wilbur Place, Bohemia, New York 11716.

    20.This Agreement supersedes any and all prior agreements or understandings, whether written or oral between Lindelow and Symbol, except that Lindelow acknowledges and agrees that the following paragraphs of Lindelow's Employment Agreement shall continue in full force and effect following the execution of this Agreement:

    a.Paragraph 7 - Inventions

    b.Paragraph 8 - Confidential Information

    c.Paragraph 9 - Confidential Material

    d.Paragraph 11 - Remedy for Breach

    21.Lindelow agrees that he shall not, prior to January
1, 1998, without the express written consent of Symbol, directly or indirectly, own, manage, operate, control, or participate in the ownership, management, operation or control, or be employed in any manner (including as an employee, consultant, volunteer, or otherwise), by a Principal Competitor of Symbol. For purposes of this Agreement, a Principal Competitor shall mean the following companies: INTERMEC Corporation, Metrologic Instruments,
Inc., Opticon, Inc., PSC, Inc. (formerly Photographic
Sciences Corporation), Spectra Physics, Inc., Welch Allyn,
Inc., Hand Held Products, Inc., LXE, Inc., Norand
Corporation, Mars Electronics, Telxon Corporation, AT&T
Global Information Systems, Matsushita Electric Corporation,
Nippon Denso Co., Ltd., and Fujitsu, Ltd. Symbol agrees that Lindelow may pursue employment or consulting work with AT&T Global Information Systems, Matsushita Electric
Corporation, Nippon Denso Co., Ltd., and Fujitsu, Ltd., provided such employment or consulting work is not for a division, subsidiary or affiliated company of these corporation, which competes with any business of Symbol.

    22.This Agreement may not be changed except by a writing signed by Lindelow and the Chief Executive Officer of Symbol.

AGREED:                   AGREED:
                            SYMBOL TECHNOLOGIES, INC


s/Jan Lindelow          By:s/Jerome Swartz
JAN LINDELOW                    JEROME SWARTZ,
                                    Chief Executive Officer

Date:10/19/95           Date: 10/19/95

On this 19th day of October       On 10/19, 1995,
1995, before me personally came   before me personally came
JAN LINDELOW, to me know to be    JERRY SWARTZ, authorized
the individual described in and   representative for SYMBOL
who has executed the foregoing    TECHNOLOGIES, INC. to me
Separation Agreement, and duly    known to be the
acknowledged to me that he        individual described in
executed the same.         and who has executed the
                                 foregoing Separation
                                 Agreement, and duly
                                 acknowledged to me that
                                 he executed the same.

s/Robin M. Santarsiero     S/Leonard H. Goldner
    Notary Public            Notary Public
ROBIN M. SANTARSIERO   LEONARD H. GOLDNER
    NOTARY PUBLIC       NOTARY PUBLIC, STATE OF
N.Y. COMMISSION EXPIRESNEW YORK
Aug. 31, 1998             No. 4696036
                              (Qualified in Suffolk
                               County) Commission Expire
                                May 31, 1997


                        EXHIBIT 10.13



SYMBOL TECHNOLOGIES, INC.
STOCK OWNERSHIP AND OPTION RETENTION PROGRAM


1.    Purpose.  The purpose of the Symbol Technologies, Inc.
(the "Company") Stock Ownership and Option Retention Program (the
"Program") is to foster the long term interests of the Companys' shareholders by requiring its Executive Officers (as that term is defined under SEC regulations) to maintain an equity interest in the Company.

2.    Participation.  Participation in the Program shall be
limited to Executive Officers of the Company only so long as the participant is deemed to be an Executive Officer.  The General
Counsel of the Company shall, in good faith, determine which individuals constitute Executive Officers for the purpose of
complying with the Program.   His determination shall be binding
on all participants.  At any time, a participant may request a formal determination from the General Counsel that his position with the Company has changed so that he is no longer an Executive
Officer.  Executive Officers must agree to participate in the
Program to be eligible to receive option awards after January 1,
1995.

3.    Oversight.  The Compensation/Stock Option Committee of the
Board of Directors (the "Committee") shall have oversight of the Program. Effective as of January 1, 1995, the Committee has established target levels of equity for each Executive Officer of the Company. The Committee retains the authority to waive any of the requirements of the Program for any individual participant in compliance with the hardship waiver guidelines set forth herein. Without prior permission of the Committee, unless and until an Executive Officer has attained specific minimum requirements there will exist significant limitations on the Executive Officer's freedom to reduce his equity position.

4.     Stock Ownership and Option Retention Requirements

a) Equity Interest Requirement. An Executive Officer may not exercise vested options (other than in the last year of the term of an option) unless the Executive Officer either (i) retains all shares acquired upon the exercise of the option, or (ii) meets and will continue to meet the Equity Interest Requirement described below after the exercise and sale of shares acquired upon exercise.

The Equity Interest Requirement  - The combined value of the
Company's Common Stock and vested options held by the Executive
Officer, each valued at the then market price of the Company's
Common Stock, must be equal to or greater than a designated multiple of target cash compensation (annual base salary plus target bonus) ("TCC") as indicated in the chart below.



b)  Stock Ownership Requirement.   If the Equity Interest
Requirement is satisfied, then an Executive Officer may exercise vested options within strict limits.  At least 50% of the net after tax proceeds obtainable upon the exercise of any option must be retained in the form of Restricted Stock (as hereinafter defined) of the Company's Common Stock unless and until the
Executive Officer then owns Restricted Stock of the Company
having a market value equal to a specified multiple of his base salary as indicated in the chart below. If the Executive meets the Stock Ownership Requirement, but due to a change in his
compensation (or position) and/or the market price of the
Company's Common Stock, he does not continue to meet the
requirement, then he will be required to retain, as Restricted
Stock, additional shares of Common Stock acquired upon a
subsequent exercise of an option.  Common Stock acquired from a subsequent option exercise shall become Restricted Stock to the extent then  necessary for the Executive Officer to then satisfy the Stock Ownership Requirement.

               EQUITY INTERESTSTOCK OWNERSHIP
POSITION        REQUIREMENTS   REQUIREMENTS

Chairman
of the Board    7 times TCC     5 times Base Salary

President        5 times TCC   3 times Base Salary

Executive and
Sr. Vice President  3 times TCC          2 times Base Salary

Vice President 2 times TCC      1 times Base Salary

5. Restricted Stock. Effective on May 8, 1995, the date of adoption of the Program (the "Implementation Date"), shares of the Common Stock of the Company which are acquired in an option exercise, and which an Executive Officer must retain to satisfy the Stock Ownership Requirement, shall be designated as Restricted Stock. The certificates for the Restricted Stock will bear a restrictive legend stating that the shares cannot be transferred while the holder is an Executive Officer of the Company and without the opinion of the Company's General Counsel.
Regardless of changes in the market price of the Company's Common
Stock, the Restricted Stock shall continue to be held in escrow by the Company until such time as the Executive Officer is no longer an Executive Officer of the Company (unless the Committee grants a Hardship Waiver to the Executive Officer).

6.    Election to Discontinue Participation; Forfeiture.  An
Executive Officer may elect to discontinue participation in the Program. "Opting out" of the Program shall result in the immediate forfeiture of the Executive Officer's rights to 1) all Restricted Stock held in escrow by the Company for the Executive
Officer; 2) all options awarded to the Executive Officer after January 1, 1995; and 3) all vested and nonvested benefits under the Company's Executive Retirement Plan.


7. Hardship Waiver. In the event an Executive Officer suffers a serious financial hardship (a "Hardship"), the Committee may waive such portion of the Equity Interest
Requirement and/or the Stock Ownership Requirement it feels appropriate to meet such need if the Hardship is a result of one of the following conditions:

(1) Substantial expenses caused by an accident or illness involving the Executive Officer, a member of the Executive
Officer's immediate family or household, or another dependent;
(2) The need to prevent an eviction or mortgage foreclosure on the principal residence of the Executive Officer; or
(3) Any other immediate and substantial financial need which the Committee may designate.

8. Exempt Stock. Shares of Common Stock which are (i) not acquired in an option exercise, (ii) acquired prior to the Implementation Date, (iii) acquired after the Implementation
Date but are not designated as Restricted Stock because the Executive Officer satisfies the Stock Ownership Requirement on the exercise date, (iv) acquired upon the exercise of an option granted after January 1,1994 in connection with an Executive
Officer's initial hiring ,or (v) acquired upon the exercise of an option and/or options awarded after January 1, 1995 in connection with the promotion of an individual to the position of Executive
Officer as well as any options awarded to the person prior to such promotion shall not be Restricted Stock and shall not be subject to the restrictions on transferability imposed hereunder.

9. Non-Compete. Each Executive Officer must execute the agreement in the form of Exhibit A. Violation of the non-compete provisions of the agreement shall result in a forfeiture of all of the Executive Officer's interest in any Restricted Stock held by the Company.




                          EXHIBIT 10.14

Symbol Technologies, Inc.
Executive Bonus Plan

      The Corporation promotes a pay-for-performance philosophy wherein a significant element of annual compensation is directly linked to the financial performance of the Corporation. This has been accomplished in prior years through the administration of the Profit Sharing Bonus Plan in which most of the Corporation's
North American-based management level associates, including all executive officers except Mr. Razmilovic participated.

      Effective January 1, 1995, subject to shareholder approval, the Compensation/Stock Option Committee of the Board
(the "Committee") adopted and the Board of Directors ratified the creation of an Executive Bonus Plan (the "Plan"), the purpose of which is to more directly tie the level of annual executive incentive compensation to the financial performance of the Corporation. All executive officers of the Corporation will participate in the Plan.

      Under the Plan, the Committee will each year establish corporate financial performance objectives, expressed in terms of earnings per share. Three levels of performance will be identified: threshold performance, at which the minimum award will be earned and below which no award will be earned; target performance, at which the target award will be earned and;
maximum performance, at which the maximum award (twice a participant's target bonus) will be earned and above which no additional award will be earned. For 1995, threshold performance has been established at results equal to 85% of the Corporation's
1995 Business Plan; target performance has been established at results between 97% and 100% of the 1995 Business Plan; and maximum performance has been established at results equal to or greater than 120% of the 1995 Business Plan.

      Each participant in the Plan has been assigned a target bonus representing a percentage of the participant's base salary.
The target bonuses for 1995 for Messrs. Swartz, Lindelow and Heiman are 100%, 100% and 55%, respectively, which is consistent with past practice and in conformity with their individual employment agreements. The target bonuses for all other participants in the Plan are established by Messrs. Swartz and Lindelow based on the individual's performance and relative level of responsibility. They range from 35% to 55% of base salary.


      Messrs. Swartz and Lindelow's bonuses will be determined
solely on the basis of  corporate financial performance.    In
the case of all other participants, 25% of their target bonus will be based on individual performance during the year with the remainder being based on corporate financial performance.




                           EXHIBIT 21

SYMBOL TECHNOLOGIES, INC.


100% Owned by Symbol Technologies, Inc.

Symbol Technologies International, Inc.
One Symbol Plaza
Holtsville, NY  11742-1300
State of Incorporation:  New York

Symbol Technologies International, Inc.
One Symbol Plaza
Holtville, NY  11742-1300
State of Incorporation:  Delaware

SymboLease, Inc.
One Symbol Plaza
Holtsville, NY  11742-1300
State of Incorporation:  Delaware

Symbol Technologies Asia, Inc.
230 Victoria Street
04-05 Bugis Junction Office Tower
Singapore 0718
State of Incorporation:  Delaware

Symbol Technologies Africa, Inc.
387 Devereux Avenue
Winchester Hills, Ext. 1
Johannesburg 2091
South Africa
State of Incorporation:  Delaware

SymboLease Canada, Inc.
2540 Matheson Boulevard East
Mississauga, Ontario, Canada  L4W 4Z2
State of Incorporation:  Delaware

Symbol Technologies Texas, Inc.
One Symbol Plaza
Holtsville, NY  11742-1300
State of Incorporation:  Texas

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

Symbol Technologies A/S
Carlsbergvej 32
3400 Hillrod, Denmark
Country of Incorporation:  Denmark

Symbol Technologies S.A.
Centre d'Affaire d'Anthony
3 Rue du la Renaissance
92184 Antony Cedex, France
Country of Incorporation:  France

Symbol Technologies GmbH
Waldstrasse 68
6057 Dietzenbach
Germany
Country of Incorporation:  Germany

Symbol Technologies, S.R.L.
Via Cristoforo Colombo, 49
20090 Trezzano
S/L Naviglio, Milan, Italia
Country of Incorporation:  Italy

Symbol Technologies, S.A. *
Calle Princesa 32
Edificion Piovera Azul
28042 Madrid
Spain
Country of Incorporation:  Spain

Symbol Technologies Limited
12 Oaklands Park
Fishponds Road
Wokingham
Berkshire, England RG11 2FD
Country of Incorporation:  United Kingdom

 *  Majority owned by Symbol Technologies International, Inc.

                            EXHIIT 23

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration
Statements No. 2-81405, No. 2-94868, No. 2-94876, No. 33-3771,
No. 33-13009, No. 33-18748, No. 33-25509, No. 33-25484, No.
33-25567, No. 33-25510, No. 33-35821, No. 33-43580, No. 33-48025,
No. 35-48026, No. 33-78622, No. 33-78678 and No.33-59333 on Form
S-8 and No. 33-18745, No. 33-25432, No. 33-43581, No. 33-43584
and No. 33-45016 on Form S-3 of Symbol Technologies, Inc. of our report dated March 15, 1996, appearing in this Annual Report on Form 10-K of Symbol Technologies, Inc. for the year ended
December 31, 1995.




s/Deloitte and Touche LLP
Jericho, New York

March 15, 1996



                         -79-
