Form 10-Q
period 1996-03-31
SYMBOL TECHNOLOGIES INC
filed 1996-04-26
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended March 31, 1996

Commission file number 1-9802


               SYMBOL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

           Delaware                           11-2308681
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

One Symbol Plaza, Holtsville, NY                11742
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code 516-738-2400



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

YES       X                   NO

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


   Class                      Outstanding at March 31, 1996
Common Stock,                       25,648,000  shares
par value $0.01


           SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                       INDEX TO FORM 10-Q


                                                            PAGE


PART I.   FINANCIAL INFORMATION

ITEM I.    Financial Statements

     Condensed Consolidated Balance Sheets at
     March 31, 1996 and December 31, 1995                    2

     Condensed Consolidated Statements of Earnings
     Three Months Ended March 31, 1996 and 1995              3

     Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1996 and 1995              4

     Notes to Condensed Consolidated Financial
     Statements                                            5 - 6

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations         7 - 9



PART II.  OTHER INFORMATION                                 10

SIGNATURES                                                  11

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
            (All amounts in thousands, except stock par value)

                                                    March 31,   December 31,
          ASSETS                                      1996         1995 (1)
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                     $ 53,460     $ 63,650
  Accounts receivable, less allowance for doubtful
  accounts of $8,779 and $7,816, respectively         130,288      118,175
  Inventories, net                                    104,062       95,267
  Deferred income taxes                                25,173       24,488
  Prepaid expenses and other current assets            14,627       14,975

          TOTAL CURRENT ASSETS                        327,610      316,555

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $55,563 and
  $50,716 respectively                                 92,644       88,264
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $46,116 and $42,903,
  respectively                                        138,821      139,449

                                                     $559,075     $544,268

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $ 85,180     $ 81,948
  Current portion of long-term debt                    10,481        6,910
  Income taxes payable                                 12,728       11,909
  Deferred revenue                                      8,803        5,936

          TOTAL CURRENT LIABILITIES                   117,192      106,703

LONG-TERM DEBT, less current maturities                54,479       60,829

OTHER LIABILITIES AND DEFERRED REVENUES                24,464       23,882

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding              -            -
  Common stock, par value $0.01; authorized
     40,000 shares; issued 27,450 shares and
     27,229 shares, respectively                          274          272
  Retained earnings                                   169,164      156,075
  Other stockholders' equity                          193,502      196,507
                                                      362,940      352,854

                                                     $559,075     $544,268

See notes to condensed consolidated financial statements

(1) The consolidated balance sheet as of December 31, 1995 has been taken from the audited financial statements at that date and condensed.



- -2-


SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (All amounts in thousands, except per share data)
                                   (Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                    1996           1995

NET REVENUE                                       $149,082       $131,258
COST OF REVENUE                                     78,316         66,740
AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS           2,503          2,233

GROSS PROFIT                                        68,263         62,285

OPERATING EXPENSES:
  Engineering                                       10,756         10,272
  Selling, general and administrative               35,166         32,707
  Amortization of excess of cost over
   fair value of net assets acquired                   804            691

                                                    46,726         43,670

EARNINGS FROM OPERATIONS                            21,537         18,615

INTEREST EXPENSE, net                                 (426)          (755)


EARNINGS BEFORE PROVISION FOR
 INCOME TAXES                                       21,111         17,860

PROVISION FOR INCOME TAXES                           8,022          7,108

NET EARNINGS                                      $ 13,089       $ 10,752


EARNINGS PER SHARE:
  Primary                                            $0.49         $0.40
  Fully-diluted                                      $0.49         $0.40

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
  Primary                                           26,754        26,804
  Fully-diluted                                     26,754        26,909




          See notes to condensed consolidated financial statements

















- -3-
SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)
                                                  Three Months Ended March 31,
                                                      1996               1995

Cash flows from operating activities:
  Net earnings                                     $13,089             $10,752
  Adjustments to reconcile net earnings
  to net cash from operating activities:
  Depreciation and amortization of property,
   plant and equipment                               5,362              3,895
  Other amortization                                 3,513              3,515
  Provision for losses on accounts receivable          396                337
Changes in assets and liabilities net of
 effects of acquisitions:
  Accounts receivable                              (12,180)           (10,796)
  Sale of lease receivables                         12,495                  -
  Inventories                                       (7,037)             3,099
  Prepaid expenses and other current assets         (4,724)            (2,175)
  Intangible and other assets                       (4,296)            (3,904)
  Accounts payable and accrued expenses             (2,387)             3,533
  Other liabilities and deferred revenues            4,268                514
Net cash provided by operating activities            8,499              8,770

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment                                        (9,699)            (3,371)
  Acquisition of business                           (4,080)                 -
Net cash used in investing activities              (13,779)            (3,371)

Cash flows from financing activities:
  Principal repayments of long-term debt            (2,779)            (2,790)
  Exercise of stock options and warrants             4,580                986
  Purchase of treasury shares                       (6,465)              (995)
Net cash used in financing activities               (4,664)            (2,799)

Effects of exchange rate changes on cash              (246)               341

Net (decrease) increase in cash and
 temporary investments                             (10,190)             2,941

Cash and temporary investments, beginning
 of period                                          63,650             31,389

Cash and temporary investments, end of
 period                                            $53,460            $34,330

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                         $ 1,130            $ 1,151
  Income taxes                                     $ 3,156            $ 1,918







          See notes to condensed consolidated financial statements

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of March 31, 1996, and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform with the current year presentation.

2. Primary and fully-diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

3. The Company offers lease financing of its products to its customers. In March 1996, the Company sold certain lease receivables relating to sales type leases for approximately $12,495,000, which represents the present value of the uncollected balance as of March 31, 1996. Due to the fact that the sale of these lease receivables was with recourse, the Company retains the same credit risk as if the receivables had not been sold. The sale is recorded as a reduction of prepaid and other current assets and intangibles and other assets.

4.   Classification of inventories is:
                                March 31, 1996    December 31, 1995
                                  (Unaudited)

     Raw materials                   $ 52,148          $ 47,701
     Work-in-process                   12,374             9,181
     Finished goods                    39,540            38,385
                                     $104,062          $ 95,267

 5. When property, plant and equipment is retired or has been fully depreciated and is no longer utilized, its cost and the related accumulated depreciation are written off. Capitalized software development costs fully amortized for two years or more are also written off.

 6. The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will have no material adverse effect on the Company's consolidated financial position or results of operations.

     In October 1993, the Company and certain of its officers received a purported Second Consolidated Amended Class Action Complaint in the action entitled In re. Symbol Technologies Class Action Litigation ("Second Complaint") in the Eastern District of New York, which asserts alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Second Complaint alleges a class period from June 8, 1992, to September 14, 1992. Defendants have moved for summary judgement dismissing the

     Second Complaint. Oral argument on the motion was heard on April 19, 1996 and the parties are awaiting a decision from the Court. The Company believes that the litigation is without merit and intends to defend it vigorously.

     On April 1, 1996, PSC, Inc. ("PSC") commenced suit against the Company purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. The Company had previously filed a suit against PSC for infringement of 19 patents owned by the Company and breach of its two license agreements with the Company.

     The Company believes that all claims purportedly asserted by PSC are factually and legally baseless, and wholly without merit. The Company intends to vigorously defend the litigation.

7. In January and March 1996 the Company established wholly owned subsidiaries in Africa and Denmark through the acquisition of Barcodes
     (pty) LTD., South Africa and the Bar Code Data Capture Department of BCP Hardware A/S, respectively. The initial costs of the acquisitions amounted to $4,080,000 and $3,000,000 respectively. The fair value of net assets acquired relating to these subsidiaries was approximately $348,000 and $335,000, respectively. The excess of cost over net assets acquired relating to these acquisitions is being amortized over twenty and ten years, respectively. Future additional acquisition installment payments are contingent upon the attainment of certain annual net revenue levels, as defined in the respective agreements by each of these acquired subsidiaries during the next three years and four years, respectively. These acquisitions have been accounted for as purchases and, accordingly the cost has been allocated to net assets acquired based upon fair values. Results of operations of these subsidiaries have been included in consolidated operations as of their respective effective acquisition dates. The cost of the Denmark acquisition has been recorded in accounts payable and accrued expenses as of March 31, 1996. Proforma operating results for the year ended December 31, 1995, and quarter ended March 31, 1996 assuming both acquisitions occurred at the beginning of each of these periods are not materially different than reported operating results.

Safe harbor for forward looking statements under Securities Litigation Act of 1995; certain cautionary statements
     Pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995, certain comments included herein are forward looking statements. The actual results may differ materially from those projected in the forward looking statements. Furthermore, such forward looking statements are subject to a number of risks and uncertainties including, but not limited to the state of the US and European economies, the level of competition within the industry and its effect on product prices, the Company's ability to timely launch new products, and various other factors. Additional information concerning these factors is set forth herein and in the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission in March, 1996.


Management's Discussion and Analysis of
              Financial Condition and Results of Operations


Results of Operations
     Net revenue of $149,082,000 for the three months ended March 31, 1996 increased 13.6 percent over the comparable prior year period due to increased worldwide sales of both scanner and terminal products.
Foreign exchange rate fluctuations did not have a material impact on net revenue for the three months ended March 31, 1996.

     Geographically, North America revenue increased 4.4 percent and International revenue increased 30.0 percent, respectively, over the
prior year.   North America and International revenue continue to
represent approximately three-fifths and two-fifths of net revenue, respectively.

     Cost of revenue (as a percentage of revenue) of 52.5 percent for the three months ended March 31, 1996 increased from 50.8 percent for the three months ended March 31, 1995. This increase resulted primarily from a change in the mix of the Company's products sold to a higher percentage of lower margin products, an increase in revenue derived from the Company's indirect sales channel, the impact of new product start up costs and production interruptions due to severe winter weather conditions.

     Amortization of software development costs of $2,503,000 for the three months ended March 31, 1996 increased from $2,233,000 for the three months ended March 31, 1995 due to new product releases.

     Engineering costs for the three months ended March 31, 1996 increased to $10,756,000 from $10,272,000 for the three months ended March 31, 1995. This increase is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

     Selling, general and administrative expenses of $35,166,000 for the three months ended March 31, 1996 increased from $32,707,000 for the three months ended March 31, 1995. While in absolute dollars, selling, general and administrative expenses increased 7.5 percent from the prior year period, as a percentage of revenue such expenses were reduced to
23.6 percent for the three months ended March 31, 1996, from 24.9 percent in 1995. The increase in absolute dollars reflects expenses incurred to support a higher revenue base.

     Amortization of excess of cost over fair value of net assets acquired of $804,000 for the three months ended March 31, 1996 increased from $691,000 for the three months ended March 31, 1995 due to the recent acquisitions described in Note 7 of the Notes to Condensed
Consolidated Financial Statements.

     Net interest expense decreased to $426,000 for the three months ended March 31, 1996 from $755,000 for the three months ended March 31, 1995 due to increased interest income as a result of the increase in cash and temporary investments, a reduction in interest expense due to repayments of outstanding debt and interest capitalized in connection the renovation of the Company's worldwide headquarters partially offset by increased interest expense incurred due to the Industrial Development Bond assumed by the Company in June 1995 in connection with the purchase of its worldwide headquarters.

     The Company's effective tax rate of 38.0 percent for the three months ended March 31, 1996 decreased from 39.8 percent for the three months ended March 31, 1995 primarily due to an increase in the exempt earnings of the Company's foreign sales corporation.



                     Liquidity and Capital Resources


     The Company utilizes a number of measures of liquidity including the following:

                                             March 31,      December 31,
                                               1996            1995

     Working Capital (in thousands)          $210,418         $209,852

     Current Ratio (Current Assets
      to Current Liabilities)                   2.8:1            3.0:1

     Long-Term Debt to Capital                  13.1%            14.7%
      (Long-term debt to long-term
           debt plus equity)


     Current assets increased by $11,055,000 from December 31, 1995 principally due to an increase in accounts receivable as a result of the increase in net revenue and increased inventory to support higher operating levels.

     Current liabilities increased $10,489,000 from December 31, 1995 primarily due to an increase in income taxes payable from the results of profitable operations, reclassification of the first installment associated with the Company's 7.76% series B Senior Notes due February 1997, and increases in accounts payable, accrued expenses and deferred revenue.

     The aforementioned activity resulted in a working capital increase of $566,000 for the three months ended March 31, 1996. The Company's current ratio at March 31, 1996 decreased to 2.8:1 from 3.0:1 at December 31, 1995 primarily from the increase in income taxes payable described above and the decrease in cash which is described below.

     Property, plant and equipment expenditures for the three months ended March 31, 1996 totalled $9,699,000 compared to $3,377,000 for the three months ended March 31, 1995. Such expenditures were financed by existing cash and temporary investments. The Company does not have any material commitments for capital expenditures.


- -8-
     The Company's long-term debt to capital ratio decreased to 13.1% at March 31, 1996 from 14.7% at December 31, 1995 primarily due to increased equity from results of operations and payment of the annual installment of the Company's 7.76% Series A Senior Notes.

     The Company has loan agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling $30,000,000. As of March 31, 1996, the Company had no outstanding borrowings under these lines. These agreements expire between June 30, 1996 and December 31, 1996.

     The Company experienced negative cash flow for the three months ended March 31, 1996 primarily due to investments in receivables and inventories to support higher operating levels, the purchase of 193,524 shares of common stock for $6,465,000, the repayment of the annual installment of the Series A Senior Notes, and the acquisition of Barcodes (PTY) LTD., South Africa. These uses of cash were partially offset by the proceeds from the sale of certain lease receivables.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.

Part II - Other Information



Item 1.  Legal Proceedings:

     On March 31, 1996, the Company commenced suit in the United States District Court for the Southern District of New York against PSC Inc. ("PSC"), having commenced suit on March 28, 1996 against PSC's customer, Data General Corporation (the "Symbol Litigation"). The Symbol Litigation asserts claims against Data General for infringement of 4 patents owned by the Company, and against PSC for infringement of 19 patents owned by the Company. The Symbol Litigation also asserts claims against PSC for breach of its two license agreements with the Company, and for violation of a 1991 Consent Judgement in which PSC agreed not to infringe certain patents owned by the Company. The Company intends to prosecute the Symbol Litigation vigorously and is seeking preliminary and permanent injunctive relief as well as damages.

     On April 1, 1996, PSC commenced suit against the Company in the United States District Court for the Western District of New York (the "PSC Litigation"). The PSC Litigation purports to assert claims against the Company for alleged violations of the federal antitrust laws based on the Company's patent licensing practices, and unfair competition by allegedly causing false and misleading statements to be circulated concerning PSC and its products and also seeks a declaratory judgment of noninfringement and invalidity as to 32 (including 17 of the patents in the Symbol Litigation) of the Company's patents.

     The Company believes that all claims purportedly asserted in the PSC Litigation are factually and legally baseless, and wholly without merit. The Company intends to vigorously defend the PSC Litigation.

     PSC has moved to transfer the Symbol Litigation to the Western District of New York, which the Company will oppose. In the meantime, both PSC and the Company have served discovery requests in the Symbol Litigation. The PSC Litigation has been stayed by agreement of the parties pending a ruling on PSC's motion to transfer.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.




Dated:  April 26, 1996        By:    /s/ Jerome Swartz
                                     Jerome Swartz, Chairman and
                                     Chief Executive Officer




Dated:  April 26, 1996        By:    /s/ Thomas G. Amato
                                     Thomas G. Amato
                                     Senior Vice President -
                                     Chief Financial Officer






























- -11-