Form 10-Q/A
period 1996-03-31
SYMBOL TECHNOLOGIES INC
filed 1996-04-26
CIK 278352

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               MAR-31-1996
[CASH]                                      53,460,000
[SECURITIES]                                         0
[RECEIVABLES]                              139,067,000
[ALLOWANCES]                               (8,779,000)
[INVENTORY]                                104,062,000
[CURRENT-ASSETS]                           327,610,000
[PP&E]                                     148,207,000
[DEPRECIATION]                            (55,563,000)
[TOTAL-ASSETS]                             559,075,000
[CURRENT-LIABILITIES]                      117,192,000
[BONDS]                                     54,479,000
[COMMON]                                       274,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                 362,666,000
[TOTAL-LIABILITY-AND-EQUITY]               559,075,000
[SALES]                                    149,082,000
[TOTAL-REVENUES]                           149,082,000
[CGS]                                       78,316,000
[TOTAL-COSTS]                               80,819,000
[OTHER-EXPENSES]                            46,726,000
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                           (426,000)
[INCOME-PRETAX]                             21,111,000
[INCOME-TAX]                                 8,022,000
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                13,089,000
[EPS-PRIMARY]                                      .49
[EPS-DILUTED]                                      .49