Form 10-Q
period 1996-06-30
SYMBOL TECHNOLOGIES INC
filed 1996-07-19
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended June 30, 1996

Commission file number 1-9802


               SYMBOL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

           Delaware                           11-2308681
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

One Symbol Plaza, Holtsville, N.Y.               11742
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


   Class                      Outstanding at June 30, 1996
Common Stock,                      25,924,011 shares
par value $0.01


              SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-Q


                                                               PAGE


PART I.   FINANCIAL INFORMATION

ITEM I.    Financial Statements

     Condensed Consolidated Balance Sheets at
     June 30, 1996 and December 31, 1995                         2

     Condensed Consolidated Statements of Earnings
     Three and Six Months Ended June 30, 1996 and 1995           3

     Condensed Consolidated Statements of Cash Flows
     Three and Six Months Ended June 30, 1996 and 1995         4 - 5

     Notes to Condensed Consolidated Financial
     Statements                                                6 - 7

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations             8 - 10


PART II.  OTHER INFORMATION                                      11

SIGNATURES                                                       12

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (All amounts in thousands, except stock par value)

                                                      June 30,   December 31,
               ASSETS                                   1996         1995 (1)
                                                     (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                      $ 52,579     $ 63,650
   Accounts receivable, less allowance for doubtful
     accounts of $9,158 and $7,816, respectively       136,753      118,175
  Inventories, net                                     125,844       95,267
  Deferred income taxes                                 25,473       24,488
  Prepaid expenses and other current assets             17,276       14,975

          TOTAL CURRENT ASSETS                         357,925      316,555

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $61,159 and
  $50,716, respectively                                 95,286       88,264
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $49,596 and $42,903,
  respectively                                         140,552      139,449

                                                      $593,763     $544,268

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses               $ 98,920     $ 81,948
  Current portion of long-term debt                     10,481        6,910
  Income taxes payable                                  16,977       11,909
  Deferred revenue                                       8,812        5,936

          TOTAL CURRENT LIABILITIES                    135,190      106,703

LONG-TERM DEBT, less current maturities                 53,705       60,829

OTHER LIABILITIES AND DEFERRED REVENUE                  22,209       23,882

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding               -            -
  Common stock, par value $0.01; authorized
     100,000 shares; issued 27,766 shares and
     27,229 shares, respectively                           277          272
  Retained earnings                                    183,454      156,075
  Other stockholders' equity                           198,928      196,507
                                                       382,659      352,854

                                                      $593,763     $544,268

See notes to condensed consolidated financial statements

(1) The consolidated balance sheet as of December 31, 1995 has been taken from the audited financial statements at that date and condensed.



- -2-
SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (All amounts in thousands, except per share data)
                                 (Unaudited)

                                  Three Months Ended      Six Months Ended
                                        June 30,             June 30,
                                    1996        1995      1996        1995

NET REVENUE                       $159,328   $137,629   $308,410   $268,887
COST OF REVENUE                     84,617     70,119    162,933    136,859
AMORTIZATION OF SOFTWARE
 DEVELOPMENT COSTS                   2,493      2,286      4,996      4,519

GROSS PROFIT                        72,218     65,224    140,481    127,509

OPERATING EXPENSES:
 Engineering                        11,517     10,386     22,273     20,658
 Selling, general and
  administrative                    36,118     34,288     71,284     66,995
 Amortization of excess
  of cost over fair value
  of net assets acquired               730        688      1,534      1,379

                                    48,365     45,362     95,091     89,032

EARNINGS FROM OPERATIONS            23,853     19,862     45,390     38,477

INTEREST EXPENSE, net                 (804)      (453)    (1,230)    (1,208)

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES                   23,049     19,409     44,160     37,269


PROVISION FOR INCOME TAXES           8,759      7,628     16,781     14,736


NET EARNINGS                      $ 14,290    $11,781   $ 27,379   $ 22,533

EARNINGS PER SHARE:
  Primary                            $0.53      $0.43      $1.02      $0.84
  Fully-diluted                      $0.53      $0.43      $1.01      $0.83

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING:
  Primary                            27,140    27,145     26,952     26,985
  Fully-diluted                      27,162    27,261     27,087     27,202













          See notes to condensed consolidated financial statements






- -3-
SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)
                                                Three Months Ended June 30,
                                                    1996           1995

Cash flows from operating activities:
 Net earnings                                     $14,290        $11,781
 Adjustments to reconcile net earnings
  to net cash from operating activities:
 Depreciation and amortization of property,
   plant and equipment                              5,765          4,106
 Other amortization                                 3,180          3,139
 Provision for losses on accounts receivable          476            687
Changes in assets and liabilities
 net of effects of acquisition:
  Accounts receivable                              (7,105)         6,414
  Inventories                                     (21,846)        (4,396)
  Prepaid expenses and other current assets        (2,949)          (414)
  Intangible and other assets                      (5,211)          (424)
  Accounts payable and accrued expenses            16,960            170
  Other liabilities and deferred revenue            2,003            375
Net cash provided by operating activities           5,563         21,438

Cash flows from investing activities:
  Note receivable                                       -         (3,500)
  Proceeds from sale of property, plant and
   equipment                                            -          4,500
  Expenditures for property, plant and
   equipment                                       (8,430)       (15,800)
  Acquisition of business                          (3,000)             -
  Net cash used in investing activities           (11,430)       (14,800)


Cash flows from financing activities:
  Proceeds from issuance of long-term debt              -          8,558
  Principal repayments of long term debt             (774)          (175)
  Exercise of stock options and warrants            7,605          5,308
  Purchase of Treasury shares                      (1,687)             -
Net cash provided by financing activities           5,144         13,691

Effects of exchange rate changes on cash             (158)           433

Net (decrease) increase in cash and
 temporary investments                               (881)        20,762

Cash and temporary investments, beginning
 of period                                         53,460         34,330

Cash and temporary investments, end of
 period                                           $52,579        $55,092

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                        $ 1,299        $ 1,206
  Income taxes                                        926          4,474


          See notes to condensed consolidated financial statements





- -4-
                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All amounts in thousands)
                                 (Unaudited)
                                              Six Months Ended June 30,
                                                  1996            1995
Cash flows from operating activities:
 Net earnings                                   $27,379        $22,533
 Adjustments to reconcile net earnings to
  net cash from operating activities:
  Depreciation and amortization of property,
   plant and equipment                           11,127          8,003
  Other amortization                              6,693          6,654
  Provision for losses on accounts receivable       872          1,024
Changes in assets and liabilities
 net of effects of acquisition:
  Accounts receivable                           (19,285)        (4,382)
  Sale of lease receivables                      12,495              -
  Inventories                                   (28,883)        (1,296)
  Prepaid expenses and other current assets      (7,673)        (2,589)
  Intangible and other assets                    (9,507)        (4,328)
  Accounts payable and accrued expenses          14,573          3,860
  Other liabilities and deferred revenue          6,271            730
Net cash provided by operating
 activities                                      14,062         30,209

Cash flows from investing activities:
  Note receivable                                     -         (3,500)
  Proceeds from sale of property, plant
   and equipment                                      -          4,500
  Expenditures for property, plant and
   equipment                                    (18,129)       (19,172)
  Acquisition of businesses                      (7,080)             -
Net cash used in investing activities           (25,209)       (18,172)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt            -          8,558
  Principal repayments of long term debt         (3,553)        (2,965)
  Exercise of stock options and warrants         12,185          6,294
  Purchase of Treasury shares                    (8,152)          (995)
Net cash provided by financing activities           480         10,892

Effects of exchange rate changes on cash           (404)           774

Net (decrease) increase in cash and temporary
 investments                                    (11,071)        23,703

Cash and temporary investments, beginning
  of period                                      63,650         31,389

Cash and temporary investments, end of
  period                                        $52,579        $55,092

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest                                      $ 2,429        $ 2,357
  Income taxes                                    4,082          7,279


          See notes to condensed consolidated financial statements






- -5-



                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS
              (All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of June 30, 1996, and the results of its operations and its cash flows for the three and six months ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform with the current year presentation.

2. Primary and fully-diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

3. The Company offers lease financing of its products to its customers. In March 1996, the Company sold certain lease receivables relating to sales type leases for approximately $12,495,000, which represents the present value of the uncollected balance as of March 31, 1996. Due to the fact that the sale of these lease receivables was with recourse, the Company retains the same credit risk as if the receivables had not been sold. The sale was recorded as a reduction of prepaid and other current assets, and intangibles and other assets.

4.   Classification of inventories is:

                                 June 30, 1996    December 31, 1995
                                  (Unaudited)

     Raw materials                   $ 64,380          $ 47,701
     Work-in-process                   15,667             9,181
     Finished goods                    45,797            38,385
                                     $125,844          $ 95,267

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

- -6-

     On April 1, 1996, PSC, Inc. ("PSC") commenced suit against the Company purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. An amended complaint was served on May 29, 1996 adding additional antitrust and related claims, as well as claims seeking a declaratory judgement that PSC has not breached its license agreements with the Company. The Company had previously filed a suit against PSC for infringement of 19 patents owned by the Company and breach of its two license agreements with the Company. Responses to the complaints are due on July 26, 1996.

     The Company believes that all claims purportedly asserted by PSC are factually and legally baseless, and wholly without merit. The Company intends to vigorously defend the litigation.

6. In January and March 1996 the Company established wholly owned subsidiaries in Africa and Denmark through the acquisition of Barcodes
     (Pty) Ltd., and the Bar Code Data Capture Division of BCP Hardware A/S, respectively. The initial costs of the acquisitions amounted to $4,080,000 and $3,000,000 respectively. The fair value of net assets acquired relating to these subsidiaries was approximately $348,000 and $335,000, respectively. The excess of cost over net assets acquired relating to these acquisitions is being amortized over twenty and ten years, respectively. Additional acquisition payments are contingent upon the attainment of certain annual net revenue levels, as defined in the respective agreements by each of these acquired subsidiaries during the next three years and four years, respectively. These acquisitions have been accounted for as purchases and, accordingly the cost has been allocated to net assets acquired based upon fair values. Results of operations of these subsidiaries have been included in consolidated operations as of their respective effective acquisition dates. The initial cost of the Denmark acquisition was paid in April, 1996. Proforma operating results for the year ended December 31, 1995, and quarter ended June 30, 1996 assuming both acquisitions occurred at the beginning of each of these periods are not materially different than reported operating results.



























- -7-

Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Results of Operations

     Net revenue of $159,328,000 and $308,410,000 for the three and six months ended June 30, 1996 increased 15.8 percent and 14.7 percent, respectively, over the comparable prior year periods. The increase for the three and six months ended June 30, 1996 is due to increased worldwide sales of scanner and hand held computer systems. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 1.2 percent and 1.0 percent, respectively for the three and six months ended June 30, 1996 and favorably impacted net revenue by approximately 2.5 percent for the three and six months ended June 30, 1995.

     Geographically, North America revenue increased 12.6 percent and 8.5 percent, respectively, for the three and six months ended June 30, 1996 over the comparable prior year periods. International revenue increased
21.0 percent and 25.2 percent, respectively, for the three and six months ended June 30, 1996 over the comparable prior year periods. North America and International revenue continue to represent approximately three-fifths and two-fifths of net revenue, respectively.

     Cost of revenue (as a percentage of net revenue) of 53.1 percent and
52.8 percent for the three and six months ended June 30, 1996, increased from 50.9 percent for the comparable prior year periods. This increase resulted primarily from a change in the mix of the Company's products sold to a higher percentage of lower margin products, an increase in revenue derived from the Company's indirect sales channel, and the impact of new product start up costs.

     Amortization of software development costs of $2,493,000 and $4,996,000 for the three and six months ended June 30, 1996 increased from $2,286,000 and $4,519,000 in the comparable prior year periods due to new product releases.

     Engineering expenses for the three and six months ended June 30, 1996 increased to $11,517,000 and $22,273,000 from $10,386,000 and $20,658,000, respectively, for the comparable prior year periods. While in absolute dollars engineering expenses increased 10.9 percent and 7.8 percent, respectively, from the prior year periods, as a percentage of revenue such expenses decreased to 7.2 percent for the three and six months ended June 30, 1996 from 7.5 percent and 7.7 percent from the comparable prior year periods due to the proportionately higher increase in net revenue. The increase in absolute dollars is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

     Selling, general and administrative expenses of $36,118,000 and $71,284,000 for the three and six months ended June 30, 1996 increased from $34,288,000 and $66,995,000, respectively, for the comparable prior year periods. While in absolute dollars, selling, general and administrative expenses increased 5.3 percent and 6.4 percent, respectively, from the prior year periods, as a percentage of revenue such expenses decreased to
22.7 percent and 23.1 percent for the three and six months ended June 30, 1996 from 24.9 percent in the comparable prior year periods. The increase in absolute dollars reflects expenses incurred to support a higher revenue base.




- -8-
     Amortization of excess of cost over fair value of net assets acquired of $730,000 and $1,534,000 for the three and six months ended June 30, 1996, increased from $688,000 and $1,379,000 in 1995 due to the acquisitions described in Note 6 of the Notes to Condensed Consolidation Financial Statements.

     Net interest expense increased to $804,000 and $1,230,000 for the three and six months ended June 30, 1996 from $453,000 and $1,208,000 for the comparable prior year periods due to decreased interest income as a result of the decrease in cash and temporary investments and increased interest expense incurred due to the Industrial Development Bond assumed by the Company in June 1995 in connection with the purchase of its worldwide headquarters partially offset by a reduction in interest expense due to repayments of indebtedness.

     The Company's effective tax rate of 38.0 percent for the three and six months ended June 30, 1996, respectively, decreased from 39.3 percent and
39.5 percent for the three and six months ended June 30, 1995 primarily due to an increase in exempt earnings of the Company's foreign sales corporation.


Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:
                                             June 30,       December 31,
                                               1996            1995

     Working Capital (in thousands)          $222,735         $209,852

     Current Ratio (Current Assets
      to Current Liabilities)                   2.6:1           3.0:1

     Long-Term Debt to Capital                   12.3%           14.7%
      (Long-term debt to long-term
           debt plus equity)

     Current assets increased by $41,370,000 from December 31, 1995 principally due to an increase in accounts receivable and inventories to support higher operating levels, prepaid expenses and other current assets.

     Current liabilities increased $28,487,000 from December 31, 1995 primarily due to an increases in accounts payable and accrued expenses, income taxes payable and the reclassification of the first annual installment of the Company's 7.76 percent Series B Senior Notes to current portion of long term debt.

     The aforementioned activity resulted in a working capital increase of $12,883,000 for the six months ended June 30, 1996. The Company's current ratio at June 30, 1996 decreased to 2.6:1 from 3.0:1 at December 31, 1995 primarily due to the higher percentage increase in current liabilities described above.

     Property, plant and equipment expenditures for the six months ended June 30, 1996 totalled $18,129,000 compared to $19,172,000 for the six months ended June 30, 1995. Such expenditures for the period were financed by existing cash and temporary investments. The Company does not have any material commitments for capital expenditures.






- -9-
     The Company's long-term debt to capital ratio decreased to 12.3 percent at June 30, 1996 from 14.7 percent at December 31, 1995 primarily due to increased equity from the results of operations, payment of the annual installment of the Company's 7.76 percent Series A Senior Notes and reclassification of the first annual installment of the Company's 7.76 percent Series B Senior Notes previously described.

     The Company has credit agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling $30,000,000. As of June 30, 1996, the Company had no outstanding borrowings under these lines. These agreements expire between December 31, 1996 and June 30, 1997.

     The Company generated cash from operations for the three months ended June 30, 1996, but experienced negative cash flow for the same period principally due to expenditures for property, plant and equipment, payment of the acquisition of the Bar Code Data Capture Division of BCP Hardware A/S and the purchase of common stock.

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

     On April 1, 1996, PSC commenced suit against the Company in the United States District Court for the Western District of New York (the "PSC Litigation"). The PSC Litigation purports to assert claims against the Company for alleged violations of the federal antitrust laws based on the Company's patent licensing practices, and unfair competition by allegedly causing false and misleading statements to be circulated concerning PSC and its products and also seeks a declaratory judgment of noninfringement and invalidity as to 32 (including 17 of the patents in the Symbol Litigation) of the Company's patents. An amended complaint was served on May 29, 1996, adding additional antitrust and related claims, as well as claims seeking a declaratory judgment that PSC has not breached its license agreements with the Company. The Company believes that all claims purportedly asserted in the PSC Litigation are factually and legally baseless, and wholly without merit. The Company intends to vigorously defend the PSC Litigation.

     The Symbol Litigation has been transferred to the Western District of New York on motion of PSC. Responses to complaints in both litigations are due on July 26, 1996.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on April 29, 1996. At the meeting all nine directors nominated by the Company were reelected. The votes cast for each nominee were as follows:

                                   For           Against

     Jerome Swartz             23,085,621       393,178
     Harvey P. Mallement       23,083,191       395,608
     Frederic P. Heiman        23,082,671       396,128
     Raymond R. Martino        23,084,176       394,623
     Saul P. Steinberg         23,263,513       215,286
     Lowell Freiberg           23,268,846       209,953
     George Bugliarello        23,263,301       215,498
     Charles Wang              23,273,896       204,903
     Tomo Razmilovic           23,088,007       390,792

     The shareholders voted in favor of a proposal to amend the Corporation's Certificate of Incorporation to increase the number of shares of authorized common stock to 100,000,000 by a vote of 18,517,435 in favor, 4,894,558 opposed and 66,806 abstaining.

     Shareholders also ratified the appointment of Deloitte & Touche as the Company's auditors for fiscal 1996 by a vote of 23,411,932 in favor, 39,274 opposed and 27,593 abstaining.


- -11-







                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     SYMBOL TECHNOLOGIES, INC.




Dated:  July 19, 1996         By:  /s/ Jerome Swartz
                                  Jerome Swartz, Chairman and
                                  Chief Executive Officer




Dated:  July 19, 1996         By:  /s/ Thomas G. Amato
                                  Thomas G. Amato
                                  Senior Vice President -
                                  Chief Financial Officer





















- -12-