Form 10-Q
period 1996-09-30
SYMBOL TECHNOLOGIES INC
filed 1996-10-22
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended September 30, 1996

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


   Class                      Outstanding at September 30, 1996
Common Stock,                      25,928,754 shares
par value $0.01


              SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-Q


                                                               PAGE


PART I.   FINANCIAL INFORMATION

ITEM I.    Financial Statements

     Condensed Consolidated Balance Sheets at
     September 30, 1996 and December 31, 1995                    2

     Condensed Consolidated Statements of Earnings
     Three and Nine Months Ended September 30, 1996 and 1995     3

     Condensed Consolidated Statements of Cash Flows
     Three and Nine Months Ended September 30, 1996 and 1995   4 - 5

     Notes to Condensed Consolidated Financial
     Statements                                                6 - 8

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations             9 - 11


PART II.  OTHER INFORMATION                                      12

SIGNATURES                                                       13

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (All amounts in thousands, except stock par value)

                                                     September    December 31,
               ASSETS                                   1996         1995 (1)
                                                     (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                      $ 27,954     $ 63,650
  Accounts receivable, less allowance for doubtful
     accounts of $9,352 and $7,816, respectively       155,757      118,175
  Inventories, net                                     128,615       95,267
  Deferred income taxes                                 25,068       24,488
  Prepaid expenses and other current assets             13,695       14,975

          TOTAL CURRENT ASSETS                         351,089      316,555

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $54,503 and
  $50,716, respectively                                 97,865       88,264
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $53,890 and $42,903,
  respectively                                         150,907      139,449

                                                      $599,861     $544,268

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses               $ 97,703     $ 81,948
  Current portion of long-term debt                     10,384        6,910
  Income taxes payable                                  15,754       11,909
  Deferred revenue                                       9,855        5,936

          TOTAL CURRENT LIABILITIES                    133,696      106,703

LONG-TERM DEBT, less current maturities                 53,705       60,829

OTHER LIABILITIES AND DEFERRED REVENUE                  21,790       23,882

COMMON EQUITY PUT OPTIONS                               11,041            -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding               -            -
  Common stock, par value $0.01; authorized
     100,000 shares; issued 27,877 shares and
     27,229 shares, respectively                           278          272
  Retained earnings                                    190,957      156,075
  Other stockholders' equity                           188,394      196,507
                                                       379,629      352,854

                                                      $599,861     $544,268

See notes to condensed consolidated financial statements

(1) The consolidated balance sheet as of December 31, 1995 has been taken from the audited financial statements at that date and condensed.

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(All amounts in thousands, except per share data)
(Unaudited)

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                               1996       1995         1996       1995

NET REVENUE                  $170,963   $142,811     $479,373   $411,698
COST OF REVENUE                91,399     73,532      254,332    210,391
AMORTIZATION OF SOFTWARE
 DEVELOPMENT COSTS              2,802      2,144        7,798      6,663

GROSS PROFIT                   76,762     67,135      217,243    194,644

OPERATING EXPENSES:
 Engineering                   12,062     10,742       34,335     31,400
 Selling, general and
  administrative               38,264     35,184      109,548    102,179
 Purchased research and
  development and merger
  integration costs            12,341          -       12,341          -
 Severance                          -      2,500            -      2,500
 Amortization of excess
  of cost over fair value
  of net assets acquired        1,048        688        2,582      2,067

                               63,715     49,114      158,806    138,146

EARNINGS FROM OPERATIONS       13,047     18,021       58,437     56,498

INTEREST EXPENSE, net            (945)      (450)      (2,175)    (1,658)

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES              12,102     17,571       56,262     54,840


PROVISION FOR INCOME TAXES      4,599      6,103       21,380     20,839


NET EARNINGS                 $  7,503   $ 11,468     $ 34,882   $ 34,001
EARNINGS PER SHARE:
  Primary                       $0.28      $0.42        $1.29      $1.26
  Fully-diluted                 $0.28      $0.42        $1.28      $1.26

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING:
  Primary                      27,134     27,241       27,009     27,084
  Fully-diluted                27,187     27,241       27,146     27,084









          See notes to condensed consolidated financial statements

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)
                                            Three Months Ended September 30,
                                                    1996           1995

Cash flows from operating activities:
 Net earnings                                     $ 7,503        $11,468
 Adjustments to reconcile net earnings
  to net cash from operating activities:
 Depreciation and amortization of property,
   plant and equipment                              6,046          4,910
 Other amortization                                 4,294          3,487
 Provision for losses on accounts receivable          467          1,759
 Charge for purchased research and development     10,741              -
Changes in assets and liabilities
 net of effect of acquisition:
  Accounts receivable                             (13,693)       (15,906)
  Sale of lease receivables                         4,813              -
  Inventories                                      (1,313)         8,373
  Prepaid expenses and other current assets         4,834         (1,248)
  Intangible and other assets                     (11,277)        (4,188)
  Accounts payable and accrued expenses            (6,101)        11,106
  Other liabilities and deferred revenue           (4,417)        (1,223)
Net cash provided by operating activities           1,897         18,538

Cash flows from investing activities:
  Note receivable                                     500              -
  Proceeds from sale of property, plant and
   equipment                                            -            115
  Expenditures for property, plant and
   equipment                                       (7,350)        (5,480)
  Acquisition of business, net of cash acquired   (19,818)             -
Net cash used in investing activities             (26,668)        (5,365)


Cash flows from financing activities:
  Proceeds from issuance of notes payable          29,405              -
  Repayment of notes payable                      (29,502)             -
  Exercise of stock options and warrants            3,240          2,822
  Proceeds from common equity put options             946              -
  Purchase of treasury shares                      (4,338)       (11,113)
Net cash used in financing activities                (249)        (8,291)

Effects of exchange rate changes on cash              395           (131)

Net (decrease) increase in cash and
 temporary investments                            (24,625)         4,751

Cash and temporary investments, beginning
 of period                                         52,579         55,092

Cash and temporary investments, end of
 period                                           $27,954        $59,843

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                         $1,080         $1,632
  Income taxes                                      5,019          3,119


          See notes to condensed consolidated financial statements

                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All amounts in thousands)
                                 (Unaudited)
                                         Nine Months Ended September 30,
                                                  1996            1995

Cash flows from operating activities:
 Net earnings                                   $34,882        $34,001
 Adjustments to reconcile net earnings to
  net cash from operating activities:
  Depreciation and amortization of property,
   plant and equipment                           17,173         12,913
  Other amortization                             10,987         10,141
  Provision for losses on accounts receivable     1,339          2,783
  Charge for purchased research and
   development                                   10,741              -
Changes in assets and liabilities
 net of effects of acquisitions:
  Accounts receivable                           (32,978)       (20,288)
  Sale of lease receivables                      17,308              -
  Inventories                                   (30,196)         7,077
  Prepaid expenses and other current assets      (2,839)        (3,837)
  Intangible and other assets                   (20,784)        (8,516)
  Accounts payable and accrued expenses           8,472         14,809
  Other liabilities and deferred revenue          1,854           (336)
Net cash provided by operating
 activities                                      15,959         48,747

Cash flows from investing activities:
  Note receivable                                   500         (3,500)
  Proceeds from sale of property, plant
   and equipment                                      -          4,615
  Expenditures for property, plant and
   equipment                                    (25,479)       (24,651)
  Acquisition of businesses, net of
   cash acquired                                (26,898)             -
Net cash used in investing activities           (51,877)       (23,536)

Cash flows from financing activities:
  Proceeds from issuance of notes payable and
   long term debt                                29,405          8,558
  Repayments of notes payable and
   long term debt                               (33,055)        (2,965)
  Exercise of stock options and warrants         15,425          9,116
  Proceeds from common equity put options           946              -
  Purchase of treasury shares                   (12,490)       (12,108)
Net cash provided by financing activities           231          2,601

Effects of exchange rate changes on cash             (9)           642

Net (decrease) increase in cash and temporary
 investments                                    (35,696)        28,454

Cash and temporary investments, beginning
  of period                                      63,650         31,389

Cash and temporary investments, end of
  period                                        $27,954        $59,843

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest                                      $ 3,509        $ 3,989
  Income taxes                                    9,101         10,398

          See notes to condensed consolidated financial statements

                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS
              (All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of September 30, 1996, and the results of its operations and its cash flows for the three and nine months ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform with the current year presentation.

2. Primary and fully-diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

3. The Company offers lease financing of its products to its customers. During 1996, the Company sold certain lease receivables relating to sales type leases for approximately $17,308,000, which represents the present value of the uncollected balance as of the date of sale. Due to the fact that the sale of these lease receivables was with recourse, the Company retains the same credit risk as if the receivables had not been sold. The sale was recorded as a reduction of prepaid and other current assets, and intangibles and other assets.

4.   Classification of inventories is:

                            September 30, 1996    December 31, 1995
                                  (Unaudited)

     Raw materials                   $ 59,938          $ 47,701
     Work-in-process                   17,464             9,181
     Finished goods                    51,213            38,385
                                     $128,615          $ 95,267

5. During 1996 the Company issued common equity put options on 297,000 shares of its common stock which are exercisable for periods that range from six months to one year from the date of issuance and give independent parties the right to sell such shares to the Company at strike prices that range from $36.632 per share to $40.045 per share. The balance of the common equity put option account is the amount the Company would be obligated to pay if all the put options were exercised. Proceeds of $946,000 from the issuance of the put options were charged to additional paid in capital.

6. The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     On April 1, 1996, PSC, Inc. ("PSC") commenced suit against the Company purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. The Company has consented to PSC's serving a Second Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seeks a declaratory judgement of alleged non-infringement of nine of the Company's patents, and a declaratory judgement that PSC has not breached its two license agreements with the Company and that those agreements have been terminated. The Company had previously amended its suit against PSC to assert infringement of four Symbol patents, breach of contract, and fraud. The Company had also sued Data General Corporation ("Data General"), a manufacturer of portable integrated scanning terminals incorporating a component manufactured by PSC, for infringement of the same four patents and five additional patents.
     The nine patents asserted against Data General are the same nine Symbol patents as to which PSC is seeking declaratory relief. The Company believes that all claims purportedly asserted by PSC are factually and legally baseless, and wholly without merit. The Company intends to vigorously defend the litigation.

7. In January and March 1996 the Company established wholly owned subsidiaries in Africa and Denmark through the acquisition of Barcodes
     (Pty) Ltd., and the Bar Code Data Capture Division of BCP Hardware A/S, respectively. The initial costs of the acquisitions amounted to $4,080,000 and $3,000,000 respectively. These acquisitions have been accounted for as purchases and, accordingly the cost of each acquisition has been allocated to net assets acquired based upon fair values. The excess of cost over net assets acquired of approximately $3,700,000 and $2,700,000, respectively, relating to these acquisitions is being amortized over twenty and ten years, respectively. Additional acquisition payments are contingent upon the attainment of certain annual net revenue levels, as defined in the respective agreements by each of these acquired subsidiaries during the next three years and four years, respectively.

     Results of operations of these subsidiaries have been included in consolidated operations as of their respective effective acquisition dates. Pro forma results of operations, assuming these acquisitions had been completed at the beginning of each period presented, would not differ materially from the reported results.

     In August, 1996, the Company acquired LIS Holdings Ltd., ("LIS") headquartered in the United Kingdom. LIS is one of Europe's largest providers of technology-based logistics management systems providing technology solutions based on its own open software products in concert with bar code, wireless networking and ruggedized terminals. Terms of the acquisition included an initial payment of $20,844,000 and subsequent additional payments, that range from zero to a total of $7,800,000 and are contingent upon the attainment of certain annual net revenue levels, as defined, during the next three years. This acquisition has been accounted for as a purchase. The purchase price (including acquisition costs) has been allocated to net assets acquired based upon fair values. After allocating the purchase price to net tangible assets, purchased software, which had reached technological feasibility, was valued using a cash flow model, under which future cash flows were discounted utilizing an assessment of the life expectancy of purchased software. The purchased software of $1,000,000 has been capitalized and is being amortized over three years. Purchased research and development, which has not reached technological feasibility and has no alternative future use has been valued using the same methodology, amounted to $10,741,000 and has been charged to operations at the acquisition date. In addition, the Company has charged current operations with accrued merger integration costs of $1,600,000 representing costs to be incurred associated primarily with combining the Company's existing operations in the United Kingdom with newly acquired facilities of LIS. The excess of cost over net assets acquired of approximately $8,300,000, relating to the acquisition, is being amortized over seven years.

     The following pro forma combined results of operations (unaudited) of the Company and LIS are presented on the basis that the acquisition had taken place at the beginning of each of the periods presented and excludes the effect of the one-time pre-tax charges totaling
     $12,341,000 previously discussed:

                                                       For the
                                         Nine Months Ended September 30,
                                                  1996            1995


     Revenue                                   $490,207        $424,389
     Net Earnings                              $ 41,984        $ 32,976
     Fully-Diluted Earnings per share          $   1.55        $   1.22
     Fully-Diluted weighted average
      shares outstanding                         27,146          27,084

     In the opinion of management, the pro forma combined results of operations are not indicative of the actual results that would have occurred had LIS been under the ownership and operation of the Company during the periods presented.

Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Results of Operations

     Net revenue of $170,963,000 and $479,373,000 for the three and nine months ended September 30, 1996 increased 19.7 percent and 16.4 percent, respectively, over the comparable prior year periods. The increase for the three and nine months ended September 30, 1996 is due to increased worldwide sales of both scanner and hand held computer systems. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 0.7 percent and 0.6 percent, respectively for the three and nine months ended September 30, 1996 and favorably impacted net revenue by approximately 1.2 percent and 2.0 percent for the three and nine months ended September 30, 1995.

     Geographically, North America revenue increased 11.8 percent and 9.6 percent, respectively, for the three and nine months ended September 30, 1996 over the comparable prior year periods. International revenue increased 32.5 percent and 27.8 percent, respectively, for the three and nine months ended September 30, 1996 over the comparable prior year periods. North America and International revenue continue to represent approximately three-fifths and two-fifths of net revenue, respectively.

     Cost of revenue (as a percentage of net revenue) of 53.5 percent and
53.1 percent for the three and nine months ended September 30, 1996, increased from 51.5 percent and 51.1 percent, respectively, for the comparable prior year periods. This increase resulted primarily from a change in the mix of the Company's products sold to a higher percentage of lower margin products, an increase in revenue derived from the Company's indirect sales channel, the impact of new product start up costs and the reduction in royalty payments from PSC (see Part II, item 1 of this document).

     Amortization of software development costs of $2,802,000 and $7,798,000 for the three and nine months ended September 30, 1996 increased from $2,144,000 and $6,663,000 in the comparable prior year periods due to new product releases.

     Engineering expenses for the three and nine months ended September 30, 1996 increased to $12,062,000 and $34,335,000 from $10,742,000 and
$31,400,000, respectively, for the comparable prior year periods. While in absolute dollars engineering expenses increased 12.3 percent and 9.3 percent, respectively, from the prior year periods, as a percentage of revenue such expenses decreased to 7.1 percent and 7.2 percent, respectively, for the three and nine months ended September 30, 1996 from
7.5 percent and 7.6 percent from the comparable prior year periods due to the proportionately higher increase in net revenue. The increase in absolute dollars is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

     Selling, general and administrative expenses of $38,264,000 and $109,548,000 for the three and nine months ended September 30, 1996 increased from $35,184,000 and $102,179,000, respectively, for the comparable prior year periods. While in absolute dollars, selling, general and administrative expenses increased 8.8 percent and 7.2 percent, respectively, from the prior year periods, as a percentage of revenue such expenses decreased to 22.4 percent and 22.9 percent for the three and nine months ended September 30, 1996 from 24.6 percent and 24.8 percent, respectively, in the comparable prior year periods. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and expenses incurred by acquired subsidiaries.

     During the three and nine months ended September 30, 1996, the Company recognized a one-time pre-tax charge of $12,341,000 related to write off of purchased research and development and accrued merger integration costs as described in Note 7 of the Notes to Condensed Consolidated Financial Statements. Such acquisition related charges are reported as a separate line item in the statement of earnings and had an effect of $0.28 per share for the quarter ended September 30, 1996.

     During the three and nine months ended September 30, 1995, the Company recognized a one-time pretax charge of $2,500,000 for severance expense, in connection with the resignation of its former president and chief operating officer.

     Amortization of excess of cost over fair value of net assets acquired of $1,048,000 and $2,582,000 for the three and nine months ended September 30, 1996, increased from $688,000 and $2,067,000 in 1995 due to the acquisitions described in Note 7 of the Notes to Condensed Consolidated Financial Statements.

     Net interest expense increased to $945,000 and $2,175,000 for the three and nine months ended September 30, 1996, respectively, from $450,000 and $1,658,000 for the comparable prior year periods. The increase for the three months ended September 30, 1996 is due to decreased interest income as a result of the decrease in cash and temporary investments described below and an increase in interest expense related to short term borrowings under existing credit lines. The increase for the nine months ended September 30, 1996, is due to the aforementioned factors coupled with increased interest expense incurred due to the Industrial Development Bond assumed by the Company in June 1995 in connection with the purchase of its worldwide headquarters partially offset, in part, by a reduction in interest expense due to repayments of indebtedness.

     The Company's effective tax rate of 38.0 percent for the three months ended September 30, 1996, increased from 34.7 percent in the prior year period due to a cumulative adjustment recorded in the three months ended September 30, 1995, to reduce the estimated effective tax rate from 39 percent to 38 percent. The Company's effective tax rate of 38.0 percent for the nine months ended September 30, 1996, is consistent with the comparable prior year period.


Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:
                                           September 30,    December 31,
                                               1996            1995

     Working Capital (in thousands)          $217,393         $209,852

     Current Ratio (Current Assets
      to Current Liabilities)                   2.6:1           3.0:1

     Long-Term Debt to Capital                   13.2%           14.7%
      (Long-term debt to long-term
           debt plus equity)

     Current assets increased by $34,534,000 from December 31, 1995 principally due to an increase in accounts receivable and inventories to support higher operating levels.

     Current liabilities increased $26,993,000 from December 31, 1995 primarily due to increases in accounts payable and accrued expenses, income taxes payable, deferred revenue and the reclassification of the first annual installment of the Company's 7.76 percent Series B Senior Notes to current portion of long-term debt.

     The aforementioned activity resulted in a working capital increase of $7,541,000 for the nine months ended September 30, 1996. The Company's current ratio at September 30, 1996 decreased to 2.6:1 from 3.0:1 at December 31, 1995 primarily due to the decrease in cash flow as a result of the investments described below.

     Property, plant and equipment expenditures for the nine months ended September 30, 1996 totalled $25,479,000 compared to $24,651,000 for the nine months ended September 30, 1995. Such expenditures for the period were financed by existing cash and temporary investments. The Company does not have any material commitments for capital expenditures.

     The Company's long-term debt to capital ratio decreased to 13.2 percent at September 30, 1996 from 14.7 percent at December 31, 1995 primarily due to increased equity from the results of operations, payment of the annual installment of the Company's 7.76 percent Series A Senior Notes and reclassification of the first annual installment of the Company's 7.76 percent Series B Senior Notes previously described, partially offset by the reclassification of the obligation of common equity put options from stockholders equity to a separate account.

     The Company has credit agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling $60,000,000. As of September 30, 1996, the Company had no outstanding borrowings under these lines. These agreements expire between December 31, 1996 and June 30, 1997.

     The Company generated cash from operations for the three months ended September 30, 1996, but experienced overall negative cash flow for the same period. This is principally due to expenditures for property, plant and equipment, initial payment for the acquisition of LIS Holding Ltd. and the purchase of 106,632 shares of common stock for $4,338,000.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.

                        Part II - Other Information

Item 1.  Legal Proceedings:

     On July 23, 1996, the Company moved to sever and stay all antitrust and related claims asserted against the Company by PSC Inc. ("PSC") in the litigation commenced by PSC in the Western District of New York (the "PSC Litigation"). PSC opposed the motion. On July 25, 1996, Data General Corporation ("Data General") moved to stay the Company's patent infringement claims asserted by the Company against Data General in the litigation commenced by the Company against Data General and PSC (the "Symbol Litigation"). The Company opposed the motion.

     On August 29, 1996, over PSC's objection but with the court's approval, the Company voluntarily withdrew its claims against PSC asserted in the Symbol Litigation; on the same day, the Company asserted its claims against PSC as counterclaims in the PSC Litigation. The claims against PSC are for infringement of four Symbol patents, breaches of PSC's two license agreements with the Company, failure to pay approximately $1 million in royalties for Q2, 1996 with respect to non-DI-1000 products and fraud in connection with a Letter of Intent the Company entered into with PSC in 1995.

     Data General has consented to the Company supplementing its Complaint against Data General in the Symbol Litigation. The Company's Supplemental Complaint asserts infringement by Data General of nine of the Company's patents (which include the four patents asserted against PSC).

     The Company has consented to PSC amending its Complaint against the Company in the PSC Litigation. PSC's Second Amended Complaint asserts claims for declaratory judgment of non-infringement and invalidity of the nine Symbol patents asserted against Data General (four of which the Company has also asserted against PSC), declaratory judgment that PSC has not breached its two license agreements with the Company and that those agreements have been terminated, and for alleged violations of federal and state antitrust and unfair competition laws (and related tort claims).

     On October 9, 1996, the Court granted the Company's motion to sever and stay PSC's antitrust, unfair competition and related claims asserted in the PSC Litigation; on the same day, the Court denied Data General's motion to stay the Company's claims against it asserted in the Symbol Litigation.

     The Company moved that an expedited hearing be held at the end of March 1997 on three of the four patents asserted against PSC, and to stay all non-patent discovery. PSC opposed the Company's motion and made a cross-motion that no hearing be held until October, 1997 at the earliest and that all issues be tried in the Spring of 1998 or thereafter. On October 9, 1996, the Court set a one week trial for July 14, 1997 to construe the claims in all nine patents asserted by Symbol against Data General and PSC, and stayed discovery on all non-patent claims.

     The Company believes that all claims purportedly asserted against it by PSC in the PSC Litigation are factually and legally baseless, and wholly without merit. The Company intends to vigorously defend the PSC Litigation.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SYMBOL TECHNOLOGIES, INC.




Dated:  October 18, 1996 By:  /s/ Jerome Swartz
              Jerome Swartz, Chairman and
              Chief Executive Officer




Dated:  October 18, 1996 By:  /s/ Thomas G. Amato
              Thomas G. Amato
              Senior Vice President -
              Chief Financial Officer