Form 10-K
period 1996-12-31
SYMBOL TECHNOLOGIES INC
filed 1997-03-03
CIK 278352

February 28, 1997




Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, NW
Washington, DC  20549
Attention:  Filing Desk

Gentlemen:

          Re:  Symbol Technologies, Inc.
               Annual Report on Form 10-K
               For Fiscal Year Ended
               December 31, 1996
               File No. 1-9802

     On behalf of Symbol Technologies, Inc. (the "Company"), I transmit for filing under the Securities Exchange Act of 1934 (the "Act"), the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. I have been advised by the Company that the financial statements contained in the report do not reflect any changes from the preceding year's financial statements with respect to accounting principles or practices or in the method of applying such principles or practices.

     If you have any questions regarding the enclosed materials, please call the undersigned by collect telephone at (516) 738-4765.

                              Very truly yours,



                              s/Leonard H. Goldner
                              Leonard H. Goldner
                              Senior Vice President
                              and General Counsel

LHG:mk
                                        February 28, 1997





Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

     In connection with the undersigned's Annual Report on Form 10-K for the year ended December 31, 1996 and pursuant to Item 601(b)(4)(iii) of Regulation S-K, the undersigned has not filed as exhibit 10.14 an Industrial Revenue Bond financing agreement in respect to its executive offices since the total amount of securities authorized thereunder does not exceed 10% of the Registrant's total consolidated assets. The Registrant, however, agrees to furnish a copy of such documents to the Commission, if so requested.

                              By:  s/Thomas G. Amato
                                   Senior Vice President - Finance
                                   and Chief Financial Officer

TGA:mk
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996 Commission file number 1-9802

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

       The aggregate market value of the voting stock held by persons other than officers and directors (and their associates) of the registrant, as of February 1, 1997 was approximately $1,168,202,600.

     The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996, was as follows:

   Class                               Number of Shares
  Common Stock, par value $.01            26,102,995

Documents Incorporated by Reference: The registrant's Proxy Statement to be used in conjunction with the Annual Meeting of Shareholders to be held on May 5, 1997 (the "Proxy Statement") is incorporated into Part III.

                             PART I

Item 1.  Business

The Company

      Symbol Technologies, Inc. ("Symbol" and, together with its subsidiaries, the "Company"), a Delaware corporation, is the successor by merger in 1987 to Symbol Technologies, Inc., a New York corporation which was organized in 1973 and is the largest manufacturer of bar code-driven data transaction systems. The Company is the only corporation in its industry with in-house technology for the design and manufacture of bar code scanning products, hand-held computers and radio frequency (RF) data communications systems. The Company is engaged in one industry segment - the design, manufacture and marketing of bar code reading equipment, hand-held computers and radio frequency data communications systems which are used as strategic building blocks in data transaction systems in retail, transportation and logistics, parcel delivery and postal service, warehousing and distribution, factory automation, health care and many other applications.

Company Products and Services

General

      The Company develops, manufactures, sells and services (i) one-dimensional and two-dimensional bar code scanning products that principally employ laser technology to read data encoded in bar code symbols, (ii) data transaction systems incorporating application specific hand-held computers, and (iii) wireless local area network (WLAN) adapter cards and RF systems to transmit data. The Company distributes the most complete line of bar code reading equipment in the world. The Company's bar code scanning equipment is compatible with a wide variety of data collection systems, including computers, electronic cash registers and portable data collection devices. Bar code scanners are used to enhance accurate data entry and productivity in retail, transportation and logistics, parcel delivery and postal service, warehousing and distribution, factory automation and many other applications.

      The Company's data transaction systems consist of hand-held computers, peripheral devices, software and programming tools, and are designed to provide solutions to specific customer needs in data transactions. They are used to collect data at remote locations and to transmit information between these locations and the user's central data processing facility. Data can be entered by a touch screen or a device which reads bar codes or may be keyed into memory on a numeric or alpha-numeric keyboard. Data can be transmitted and received through direct connection, regular telephone lines with acoustic couplers and modems or by radio waves. A majority of the Company's hand-held computers include an integrated bar code reader.

Bar Code Scanning Products

      Sales of the Company's bar code scanning products have accounted for approximately 40 percent of the Company's total revenues for the years ended December 31, 1996, 1995 and 1994.

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

      The Company sells several different hand-held laser scanners, the most important of which is the LS 4000 which was introduced in 1996. The LS 4000 is a trigger-operated, visible laser diode-based scanner featuring high-performance scanning and an advanced ergonomic form factor making it ideal for price scanning and inventory management in a wide variety of retail and commercial segments.

      The LS 2000 is a prior generation, trigger-operated, visible laser diode-based scanner with the capability to handle contact as well as non-contact scanning applications out to the limit of visibility of the scanning beam. Introduced in 1989, the LS 2000 is primarily sold to point-of-sale customers and for use in conjunction with portable data collection devices. The Company is in the process of replacing the LS 2000 with the LS 4000.

      The LS 3000 Series introduced in 1993, consists of trigger-operated, visible laser diode-based scanners used to read all common linear bar code symbologies and densities up to a distance of 20 feet. The LS 3000 is particularly well-suited for industrial and military applications because of its rugged housing. These devices consume less than one watt of power during scanning. Specialty versions of the LS 3000 include long range scanners capable of reading bar codes of virtually all sizes at distances ranging from near contact to more than 35 feet (LS 3000 ER) and low contrast reading capability scanners (LS 3000 HV) both using "spot and scan" two position triggers for ease of aiming and visibility.

      Introduced by the Company in 1995, the LS 3600 Series of laser bar code scanners incorporate fuzzy logic technology and beam management optical technology. Fuzzy logic allows these scanners to accurately digitize and decode poor quality or damaged bar codes. Beam management optical technology allows operators to scan bar codes at varying distances.

      The LS 1000 Series, introduced in 1996, is the Company's smallest and lightest trigger operated, hand-held laser scanner. The LS 1000 is a limited performance scanner ideal for light use scanning environments where low cost is a critical factor.

      In 1995, the Company introduced the LT 1800 LaserTouch visible laser diode-based bar code scanner that combines the performance and accuracy of laser-based bar code technology with scanning for applications where near contact scanning and touch ergonomics are sufficient.

      In 1993, the Company introduced the first cableless hand-held scanner, the LS 3070. The LS 3070 transmits data via narrow band RF with a range of up to 50 feet from its base station. The scanner is particularly useful in environments where tethered scanning is inadequate.

      In the first quarter of 1997, the Company introduced a less expensive cableless, hand-held scanner, the LS 4071. The LS 4071 is a cordless version of the LS 4000 which utilizes a Company designed RF communication protocol to provide the user with a maximum working range of up to ten feet from its base station. This allows for scanning of heavy or bulky items, which cannot be easily moved for scanning. Designed to provide greater productivity, flexibility and convenience, the LS 4071 is intended for use in retail and light industrial applications.

      In 1995, the Company introduced the LS 4800, a hand-held laser scanner designed to read both PDF 417, a high-density, high-capacity portable data file storing approximately one kilobyte of data in a machine-readable code and all conventional linear bar codes. PDF 417 is a two-dimensional bar code symbology which incorporates error correction capability and has one hundred times the information capacity of a traditional linear bar code. Unlike linear bar codes, PDF 417 can contain an entire data record reducing or eliminating the need for an external system of linked data storage. PDF 417 may be read by either a laser-based bar code reader or a one- or two-dimensional
charge coupled device (CCD) bar code reader.   Most other two-
dimensional bar codes can only be read by a CCD bar code reader. The LS 4800 integrates a miniature resonant 2D scan engine that rasters, reading PDF 417 symbols horizontally and vertically at 560 scans per second. Due to its rapid scan rate and advanced optics, the LS 4800 is adept at reading poor quality symbols.
The LS 4900, introduced in 1996 is a battery-powered version of the LS 4800.

      Introduced in 1994, the PDF 120 is a one piece touch-only CCD based bar code reader with an integrated decoder. The PDF 120 is capable of reading PDF 417 as well as most one-dimensional bar codes. Suitable for applications that require scanning symbols of up to 1,000 characters, the PDF 120 connects to a range of PCs and terminals via an RS-232 serial interface port.

The PDF 620, introduced in 1995, is a fixed-station card reading device designed for accurate reading of PDF 417 and standard bar codes for a variety of identification card applications. Using CCD technology, the PDF 620 accepts ISO standard sized cards and has a typical first-time read rate of 100%.

      In addition to its hand-held scanners, the Company also offers several families of "hands-free" scanners. Unlike the Company's hand-held scanners, these scanners are usually triggered by an object sensor to enable use in situations where use of both hands is required.

      The LS 5700 and the LS 5800 miniaturized slot scanners were introduced by the Company in 1996. The LS 5700 was designed to accommodate all vertical or "on counter" applications and incorporates a full sleep mode function which allows the motor and laser to turn off after an extended period of scanner inactivity extending scanner longevity and reducing power consumption. The LS 5800 operates in horizontal or "in counter" applications and features rugged housing and a sealed exit window that resists spills and dirt.

      Introduced in 1996 and available in the first quarter of 1997, the MP 8000 is the Company's first multiplane, high-throughput scanner, primarily designed for point-of-sale applications in the food retail market. Versions of the MP 8000 also incorporate a scale for simultaneous weighing and scanning of items. The MP 8000 produces a 56 line scan pattern from two directions creating a 360o read zone that blankets the bar-coded item in scan lines, allowing users to scan items significantly faster with less fatigue.

      In 1994, the Company introduced the LS 9100, a laser-diode based projection scanner. The LS 9100 generates a large omni-directional pattern of twenty interlocking laser lines that can read bar codes at various angles for high productivity scanning.

      In 1996, the Company introduced the PCK 9100, a compact price checker system that allows shoppers to pass bar-coded items by its scan window and view the latest product information on its high-visibility LCD display. The PCK 9100 incorporates an LS 9100 omni-directional scanner which assures accuracy over a wide range of scanning angles, making it easy for customers to obtain price information.

      Since 1988, the Company has been selling a series of scan engines consisting of solid state laser diode-based laser scanners. These compact, non-contact scanners can be integrated internally with the user's own equipment or used independently as fixed-mount scanners on conveyor lines or robotic arms.

      The LS 1220, introduced in 1994, incorporates a Mylar scan element for scanning conventional linear bar codes. The latest version, the LS 6800 Series, was introduced in 1996 and incorporates a high speed raster scan engine that operates at 560 scans per second making it ideal for rapid reading of one-dimensional and two-dimensional symbols.

      In 1990, the Company began marketing bar code laser scanner modules or scan engines which are integrated by unaffiliated third parties into their portable computing devices.
In 1992, the Company introduced the SE 1000 Series scan engine.
The SE 1000 is a small, lightweight, high performing scan engine designed for integration into portable and battery-powered devices. Versions of the SE 1000 are available with an integrated decoder and RS 232 interface.

      The SE 1100 Series scan engine, introduced in 1994, offers improved performance over the SE 1000 in a slightly larger size.

      In 1996, the Company introduced the low-cost, high-performance SE 1200 Series scan engine. The SE 1200, which measures less than one cubic inch and weighs less than one ounce, enables third-party manufacturers to integrate high-performance laser scanning into a variety of devices including hand-held computers, medical instruments, diagnostic equipment, lottery terminals, vending machines and robotics. The SE 1200 has a working range and ability to read poor quality bar codes equal to that of hand-held scanners. In the first quarter of 1997, the Company introduced a high density version of the SE 1200 capable of reading miniaturized bar codes. The Company anticipates that the SE 1200 will replace the SE 1000 and the SE 1100 in 1997.

      The SE 2000 Series scan engine, introduced by the Company in 1995, is a high-performance laser scan engine capable of reading both one-dimensional and two-dimensional bar codes.

      The SE 9100 Series scan engine, introduced in 1995, is a high speed, omni-directional scan engine providing dense scan line coverage from the face of the scanner up to a distance of eight inches allowing quick "swipe" scanning as well as standard presentation scanning.

      In 1995, the Company introduced the WSS 1000, an innovative hand-mounted bar code-based data transaction system that allows mobile hands-free bar code scanning, data collection and RF data communications. The WSS 1000 is a wearable computer system for users who rely on the efficiency and accuracy of bar code scanning but require the use of both hands to perform job functions. The system, which consists of two components, combines the RS1, a miniature scanner worn as a ring that allows the user to simply touch a thumb and index finger contact switch to scan a bar code and a compact, light weight, wrist mounted 16-bit computer with display which permits wireless communication to the host computer.

      The Company also produces a series of low cost, interface controllers. These devices permit the Company's scanner products to easily interface with a wide range of standardized terminals, personal computers, point-of-sale terminals, portable terminals and dedicated computing hardware.

      Product list prices for the Company's bar code scanning equipment range between $645 to $4,995 depending on product configuration. The Company offers discounts off list price for quantity orders and sales are frequently made at prices below list price.

Portable Data Collection Systems

      The Company's portable data collection systems consist of hand-held computers, peripheral devices, software and programming tools. These systems collect data at remote locations and transmit information between these locations and the user's central data processing facility and are designed to provide data collection solutions for a variety of applications. A majority of the Company's hand-held computers also include an integrated bar code reader. These systems accounted for approximately 50 percent of the Company's total revenues for the years ended December 31, 1996, 1995 and 1994.

Portable Data Transaction Devices

      The Company's portable data transaction devices are microprocessor-based, lightweight and battery-operated hand-held computers. Data may be captured by a device which reads bar codes or may be keyed into memory via an integrated keyboard or a touch screen. The data collected by the hand-held computer can then be transmitted to a host computer by direct connection through regular telephone lines with acoustic couplers and modems (batch file transfer mode). Data may also be transmitted instantly as it is collected by radio waves (real-time transaction processing). Information from the Company's hand-held computers may be communicated to a stand-alone receiver or computer which formats the data for input into a host computer, directly into a host computer by communications controllers supplied by the Company or directly onto industry-standard Ethernet local area networks (LANs) via Company manufactured access points. Depending on the model, the Company's hand-held computers may have up to 16 megabytes of Random Access Memory
(RAM) for data storage and multiple input and output capabilities for the connection of printers, bar code readers and communications devices. In addition, based upon customer specifications, the hand-held computers may also have built-in bar code readers and various built-in communications devices for transmission and receipt of data.

      The Company offers two spread spectrum-based, WLAN products. In 1990, the Company introduced its Spectrum One cellular radio frequency network for wireless data transactions. Installation of the network at various customer sites began in 1991 and the network is now installed in over 13,000 sites in 12 countries. Spectrum 24, introduced in 1995, is a high-performance, spread spectrum, frequency hopping network which operates on a 2.4 Ghz frequency range and is designed for worldwide operation. Based on spread spectrum RF technology, Spectrum One and Spectrum 24 networks provide real-time wireless data communications with a host computer for hundreds of portable and fixed-station computers and radio-integrated scanners.
Unlike traditional narrow band RF-based networks, spread spectrum installation requires no individual site license from the FCC. The Spectrum One and Spectrum 24 systems work in tandem with a broad range of the Company's RF capable hand-held computers.

      Design engineering and support for both the Company and third-party RF-based data communications systems is conducted in the Company's San Jose, California facility. The focus of the group is the design of wireless bar code data transaction systems based on the Company's Spectrum One and Spectrum 24 WLANs and support for the integration of those high-performance networks into customers' data networks and enterprise-wide information systems.

      The LRT 3800, introduced in 1990, incorporates in a single, hand-held unit, high-performance laser bar code scanning, a 16-bit DOS-based computer and a radio modem for communication via the Company's Spectrum WLANs. Based on visible laser diode scanning technology, the battery-operated LRT 3800 is compact and ergonomically designed and provides up to 1.2 megabytes of memory capacity.

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

      In 1993, the Company announced the co-development with Albert Heijn of The Netherlands, Europe's largest grocery market chain, and TNO Product Centre, a leading Dutch engineering design firm, of a shoppers portable self checkout system. The system, which is integrated with the retailer's point of sale system, utilizes the Company's LST 3803, a hand-held computer with an integrated laser scanner which allows shoppers to scan and tabulate their purchases as they shop. In 1996, the Company introduced an RF capable version of the portable self checkout system.

      In 1996, installation of Symbol's portable self checkout systems has expanded both to new customers and more sites. There are currently over 150 systems installed in nine countries on four continents. Although retailers and customers have been very pleased with the portable self checkout system and other food and non-food retailers have expressed an interest in the self checkout concept, due to the innovative nature of the concept, there can be no assurance that self checkout will be implemented on a wide scale either internationally or domestically.

      The PDT family of general purpose hand-held computers features advanced technology including Very Large Scale Integrated (VLSI) circuits, which incorporate many standardized integrated circuits into one computer chip allowing for size and cost reductions. Also, the PDT family employs surface mounted component technology for reduced size and increased performance and dependability, as well as industry standard 8-, 16- and 32-bit microprocessors. The PDT family includes a series of hand-held computers which are available with different features and at varying costs depending on customer requirements and preferences. The PDT hand-held computers feature up to sixteen lines of liquid crystal display, slim, lightweight design, multiple input and output ports and up to 7.6 megabytes of internal memory. PDT hand-held computers have various keyboard configurations, including a user configurable keyboard. The PDT family was originally introduced in 1985.

      The PDT 3100 hand-held computer, a 16-bit DOS-compatible computer, was introduced in 1993. Versions of the PDT 3100 also incorporate the Company's SE 1200 scan engine and feature a unique swivel-head scanner design which adjusts instantly for right- or left-hand scanning operation. The PDT 3100 is the Company's largest selling hand-held computer. In 1994, the Company introduced versions of the PDT 3100 incorporating the Company's Spectrum One data communications network and direct or acoustic modems for telephone line communications and in 1996, the Company introduced versions of the PDT 3100 which incorporate the Company's Spectrum 24 WLAN communications capability.

      In 1996, the Company introduced two other versions of the 3100, the PDT 3000 and the PDT 3500. The PDT 3000 is a compact, efficient, hand-held computer designed for use in the food and drug retail and convenience store industries. Weighing less than 13 ounces, the PDT 3000 is a limited performance, lower cost version of the PDT 3100. The PDT 3500, features a larger display screen, a choice of Spectrum One or Spectrum 24 networking options and an SE 2000 scan engine providing one- and two-dimensional bar code scanning capability.

      Introduced in 1996, the PDT 2100 hand-held integrated computer is the Company's smallest and lightest high-performance hand-held computer with laser scanning capability. Versions of the PDT 2100 incorporate the Company's Spectrum LAN communication capability. The PDT 2100 design, which resembles a TV remote controller, facilitates easy intuitive use while the PC-standard 16-bit architecture and Microsoft MS-DOS operating system provide superior data management capabilities.

      In 1990, the Company introduced the PDT 3300, a 16-bit DOS-compatible batch hand-held computer. The PDT 3300 provides expanded program capacity and keyboard and display flexibility coupled with an environmentally sealed unit for use in harsh environments. The Company also offers versions of the PDT 3300 which operate with the Company's Spectrum One and Spectrum 24 networks.

      In 1996, the Company introduced the PDT 1000, a pocket-sized integrated laser scanning computer designed for batch processing. The PDT 1000 is approximately one inch by two inches by 6.5 inches and weighs only seven ounces. The rugged construction, simple three-button keyboard and 96 kilobyte memory make the PDT 1000 suitable for a wide variety of tracking and asset management applications where bar code data capture and storage are required.

      The PPT family of portable pen computers integrates several key technologies for improving information management. These PC compatible hand-held computers incorporate pen and touch input on an active matrix screen, a graphical user interface, an SE 1100 or SE 1200 scan engine, and standard PCMCIA slots for memory, modem, wireless or wide area network capability and other peripherals.

      The PPT 4100, introduced in 1994, is intended for use in information-intensive applications in retail and other environments where managers will benefit by accessing remote databases to make real-time inventory and purchasing decisions to significantly enhance customer service and improve productivity.

      The PPT 4600, introduced in 1995, incorporates a 486 microprocessor which supports both DOS and Windows based applications and an SE 2000 scan engine, making it the first hand-held computer that has the capability to scan and decode PDF
417. Engineered to withstand rugged treatment and endure outdoor conditions such as windblown rain or dust and extreme temperatures, the PPT 4600 is intended for use in industrial and mobile environments.

      In 1996, the Company introduced versions of the PPT 4100 and PPT 4600 incorporating Spectrum 24 WLAN communication capability and a fully integrated radio modem optimized for wireless wide area communication.

      Introduced in 1996, the PPT 4200 is a high-performance, hand-held touch/pen computer. With options such as a magnetic stripe reader, laser bar code scanner, hard drive, wireless radio and voice capabilities, the PPT 4200 provides all the functions and power of a standard notebook computer packed into a 5 inch by 9 inch hand-held computer, weighing less than three pounds. The PPT 4200 supports industry-standard PC cards, operating systems and popular pen development tools such as Pen Pal, and Visual Basic providing operating and programming flexibility for retail and industrial management applications.

      In 1997, the Company introduced the VRC 4000, a ruggedized vehicle mounted or wall mounted touch screen computer. Designed for rugged, industrial use in warehouse and yard management applications, the VRC 4000 is a PC compatible computer with 16 megabytes of memory and includes a full 10.3 inch VGA display with an infrared touch screen interface. The VRC 4000 is capable of communicating with a host computer or other hand-held devices via the Company's Spectrum 24 wireless network.

      Product list prices for the Company's portable data collection equipment range between $395 to $8,250 depending on product configuration. The Company offers discounts off list price for quantity orders and sales are frequently made at prices below list price.

Software and Programming Tools

      The Company's portable hand-held computers utilize software which consists of a number of specialized applications and communications software programs, that run under Microsoft MS-DOS and Windows operating systems. A series of application development kits (ADKs) and software development kits (SDKs) are available to allow the Company's programmers, VARs ("Value Added Resellers") and end-user customers to develop applications that fully utilize the integrated features of the Company's family of portable hand-held computers. The ADKs and SDKs provide the software drivers and libraries required to maximize product performance. Used in conjunction with industry standard development tools including Visual Basic and C++, software developers can easily create and support applications to meet specific customer requirements.

      The Company has also developed several communication applications designed to facilitate transmission and reception of data between mobile computers and stand-alone receivers or host computers. These applications include a suite of terminal emulation products, host enablers and various protocols. The Company has entered into alliances with independent suppliers of software who assist the Company in development of software.

Customer Support

      The Company has a customer support organization which repairs and maintains the Company's products.

      The Company's domestic customer support operations include locations in Arkansas, California, Georgia, Illinois, Kentucky,

Michigan, Minnesota, New Jersey, New York, North Carolina, Texas and Virginia. The Company also has foreign customer support offices in Australia, Austria, Belgium, Canada, China, Denmark, France, Germany, Italy, Norway, Singapore, South Africa, Spain and the United Kingdom. In Japan, customer support is provided by Olympus Optical Co., Ltd. These centers enhance the Company's ability to respond to its customers' requirements for fast, efficient service.

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

      Maintenance and support revenues contributed less than 10 percent of the Company's total revenues for the years ended
December 31, 1996, 1995 and 1994.

Sales and Marketing

      The Company presently markets its products domestically and internationally through a variety of distribution channels, including a direct sales force, original equipment manufacturers, VARs and sales representatives and distributors. VARs distribute the Company's products to customers while also selling to those customers other products or services not provided by the Company. The Company's sales organization includes domestic sales offices located throughout the United States and foreign sales offices in Australia, Austria, Belgium, Canada, China, Denmark, France, Germany, Italy, Mexico, Norway, Singapore, South Africa, Spain and the United Kingdom.

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

      Since a substantial portion of the Company's sales of scanner products are to retail organizations which tend not to purchase equipment such as the Company's scanner products during the Christmas selling season, the Company's business has, from time to time, been seasonal in the fourth quarter. The Company believes there may again be reduced demand for its scanner products in the fourth quarter of the current fiscal year. The Company attempts to offset the reduced demand of the retail industry by selling its products to other market segments. While this effort was successful in 1996, there can be no assurance that the effort will succeed in 1997 and subsequent years.

      The following table sets forth certain information as to international sales of the Company:
                                        Year Ended
                                        December 31,
                                        (in thousands)

                              1996        1995       1994
      Area

      Western Europe        $222,611    $178,027   $141,090
      Other                 $ 44,545    $ 40,402   $ 25,999

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

Research and Product Development

     The Company believes that its future growth depends, in large part, upon its ability to continue to apply its technology to develop new products, improve existing products and expand market applications for its products. The Company's research and development projects include, among others: improvements to the reliability, quality and readability of its laser scanners at increased working distances and higher density codes (including, but not limited to, two-dimensional codes); improvements in and expansion of its series of interface controllers; continued development of its solid state laser diode scanners; improvements to packaging and miniaturization technology for bar code data capture products, portable data collection devices and integrated bar coded data capture products; development of high-performance digital data radios, high-speed radio frequency data communications networks and telecommunications protocols and products; and the addition of application software to provide a complete line of high-performance interface hardware.

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

     The Company expended (including overhead charges) approximately $ 20,164,000, $19,879,000 and $16,678,000 for research and development during the years ended December 31, 1996, 1995 and 1994, respectively.

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

     The Company believes that its principal competitors in the bar code scanning equipment industry are INTERMEC Corporation, Matsushita Electric Corporation, Metrologic Instruments, Inc., NipponDenso Co., Ltd., Opticon, Inc., PSC Inc. and Welch Allyn, Inc. and that its principal competitors in the portable data transaction systems industry are Fujitsu, Ltd., Hand Held Products, Inc., INTERMEC Corporation, LXE Inc., NipponDenso Co., Norand Corporation, Mars Electronics and Telxon Corporation. Some of the Company's competitors in the portable data transaction systems industry also participate in the field service market.

Patent and Trademark Matters

     The Company files domestic and foreign patent applications to support its technology position and new product development. The Company owns over 250 U.S. Letters Patents covering various aspects of the technology used in the Company's principal products and has entered into cross-license agreements with other companies. In addition, the Company owns numerous foreign companion patents. The Company has also filed additional patent applications in the U.S. Patent and Trademark Office as well as in foreign patent offices. The Company will continue to file patents, both U.S. and foreign, to cover its most recent research developments in the scanning, data collection and RF data communications fields. Key patents covering basic hand-held laser scanning technology begin to expire in 2000 and key patents covering scanner integrated hand-held computers begin to expire in 2005.

     The Company believes that its patent portfolio does provide some competitive advantage in that such patents tend to limit the number of unlicensed competitors and permit the Company to manufacture products which may have features which provide better performance and/or lower cost. Although management believes that its patents provide some competitive advantage, the Company depends more for its success upon its proprietary know-how, innovative skills, technical competence and marketing abilities. In addition, because of rapidly changing technology, the Company's present intention is not to rely primarily on patents or other intellectual property rights to protect or establish its market position. Instead, the Company has established an active program to protect its investment in technology by enforcing and licensing certain of its intellectual property rights. The Company has entered into royalty-bearing license agreements with, among others, Hand Held Products, Inc., INTERMEC Corporation, LXE Inc., Metrologic Instruments, Inc., Norand Corporation, Olympus Optical Co., Ltd, Opticon Sensors Europe, B.V., PSC Inc., Spectra Physics, Inc. and Telxon Corporation.

     On April 1, 1996, PSC Inc. ("PSC") commenced suit against the Company purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. The Company has consented to PSC's serving a Third Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seeks a declaratory judgment of alleged non-infringement and validity of nine of the Company's patents, and a declaratory judgment that PSC has not breached its two license agreements with the Company and that those agreements have been terminated. The Company intends to amend its suit against PSC to assert infringement of four Symbol patents, breach of contract, and fraud. The Company is also seeking damages of over $1 million plus interest in unpaid royalties for each quarter since the second quarter of 1996. The Company had also sued Data General Corporation ("Data General"), a manufacturer of portable integrated scanning terminals incorporating a component manufactured by PSC, for infringement of the same four patents and five additional patents. The nine patents asserted against Data General are the same nine Symbol patents as to which PSC is seeking declaratory relief.

     On October 9, 1996, the Court granted the Company's motion to sever and stay PSC's antitrust, unfair competition and related claims. On the same day, the Court denied Data General's motion to stay the Company's claims against it.

     The Company moved that an expedited hearing to be held at the end of March, 1997 on three of the patents asserted against PSC, and to stay all non-patent discovery. PSC opposed the Company's motion and made a cross-motion that no hearing be held until October, 1997 at the earliest and that all issues be tried in the Spring of 1998 or thereafter. On October 9, 1996, the Court set a one week trial for July 14, 1997 to construe the claims in all nine patents asserted by Symbol against Data General and PSC, and stayed discovery on all non-patent claims.

     The Company believes that all claims purportedly asserted against it by PSC are factually and legally baseless, and wholly without merit. The Company intends to vigorously defend the litigation.

     Although the Company believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement and other claims against the Company or that such claims will not be successful. From time to time, the Company has received and may receive in the future notices of claims of infringement of other parties' rights. In such event, the Company has and will continue to take reasonable steps to evaluate the merits of such claims, take such action as it may deem appropriate, which action may require that the Company enter into licensing discussions, if available, and/or modify the affected products and technology, or result in litigation against parties seeking to enforce a claim which the Company reasonably believes is without merit. In the event litigation is commenced, such parties are likely to claim damages and/or seek to enjoin commercial activities relating to the Company's products or technology affected by such party's rights. In addition to subjecting the Company to potential liability for damages, such litigation may require the Company to obtain a license in order to manufacture or market the affected products and technology.
To date, such activities have not had a material adverse affect on the Company's business and the Company has either prevailed in all litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that the Company will continue to prevail in any such actions or that any license required under any such patent would be made available on commercially acceptable terms, if at all. There are a significant number of U.S. and foreign patents and patent applications in the Company's areas of interest, and the Company believes that there has been and is likely to continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

Government Regulations

     The use of lasers and radio emissions are subject to regulation in the United States and in other countries in which the Company does business. In the United States, various Federal agencies, including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various State agencies, have promulgated regulations which concern the use of lasers and/or radio/electromagnetic emissions standards. Member countries of the European community have enacted or are in the process of adopting standards concerning electrical and laser safety and electromagnetic compatibility and emissions standards.

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

Associates

     At December 31, 1996, the Company had approximately 2,900 full-time associates. Of these, approximately 2,300 were employed domestically. The Company also employs temporary production personnel. None of the Company's associates are represented by a labor union. The Company considers its relationship with its associates to be good.

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

     Location             Principal Use       Size           Tenancy/Ownership

  One Symbol Plaza      World headquarters  174,000 square   Owned (subject to
  Holtsville, NY                            feet             mortgage)

  116 Wilbur Place      Customer support    92,000 square    Owned (subject to
  Bohemia, NY           and warehousing     feet             mortgage)

  110 Wilbur Place      Manufacturing       30,000 square    Owned (subject to
  Bohemia, NY                               feet             mortgage)

  12 & 13 Oaklands Pk. International head- 21,700 square     Owned
  Fishponds Road        quarters, marketing feet
  Wokingham, Berkshire and administration
  England               and U.K.
                        headquarters

  110 Orville Drive     Manufacturing       110,000 square   Leased:  expires
  Bohemia, NY                               feet             Aug. 31, 2001

  1101 Lakeland Ave.   Manufacturing        90,400 square    Leased:  expires
  Bohemia, NY           and distribution    feet             Aug. 31, 2001

  2145 Hamilton Ave.   Network systems,     51,500 square    Leased:  expires
  San Jose, CA          engineering,        feet             March 3, 1999
                        marketing

  340 Fischer Ave.      Service and sales   31,200 square    Leased:  expires
  Costa Mesa, CA                            feet             May 31, 2001

  180 Orville Drive     Warehousing and     22,612 square    Leased:  expires
  Bohemia, NY           facilities          feet             Aug. 31, 2001
                        management

  Knaves House          Administration      10,900 square    Leased:  expires
  High Wycombe,                             feet             June 24, 2003
  Buckinghamshire
  England

  Knaves Beech          Customer Service    6,185 square     Leased:  expires
  Business Center                           feet             Sept. 28, 2003
  High Wycombe,
  Buckinghamshire
  England

  Ilex House            Customer service    5,400 square     Leased:  expires
  Mulberry Business Pk.                     feet             April 5, 2002
  Fishponds Road
  Wokingham, Berkshire
  England

     In addition to these principal locations, the Company and its subsidiaries also lease other offices throughout the world, ranging in size from approximately 150 to 24,000 square feet.

Item 3.  Legal Proceedings

       On January 13, 1997, the Court, in the action entitled In re. Symbol Technologies, Inc. Class Action Litigation issued an order granting the Company's motion for summary judgment and dismissing all claims against the Company. Final Judgment of dismissal was entered on January 24, 1997.

       See, also, Patent and Trademark Matters for a discussion of certain other litigation involving the Company.

 Item 4.  Submission of Matters to a Vote of Security Holders

 Not applicable

 Item 4A.  Executive Officers of the Registrant

         The following table sets forth the names, ages and all positions and offices held by the Company's executive officers:

Jerome Swartz.......... 56   Chairman of the Board of Directors
                             Chief Executive Officer and Director

Tomo Razmilovic........ 54   President, Chief Operating Officer
                             and Director

Fred Heiman............ 57   Executive Vice President and
                             Director

Thomas G. Amato........ 51   Senior Vice President-Finance and
                             Chief Financial Officer

Richard Bravman........ 42   Senior Vice President,
                             Sales/Marketing-Wireless
                             Systems Division

Brian T. Burke......... 50   Vice President, Controller and
                             Chief Accounting Officer

Allen C. Creveling..... 55   Senior Vice President-Human
                             Resources

Richard M. Feldt....... 45   Senior Vice President,
                             General Manager-Worldwide Operations

Leonard H. Goldner..... 49   Senior Vice President, General
                             Counsel and Secretary

Joseph Katz............ 44   Senior Vice President, Research and
                             Development

Boris Metlitsky........ 49   Senior Vice President, General
                             Manager-Scanner Products Division

Satya Sharma........... 56   Senior Vice President-Quality

       Dr. Swartz co-founded and has been employed by the Company from its inception in 1973. He has been the Chairman of the Board of Directors and Chief Executive Officer of the Company for more than the past ten years. Dr. Swartz was an industry consultant for 12 years in the areas of optical and electronic systems and instrumentation and has a total of some 140 technical papers and issued and pending U.S. patents to his credit, including the Company's basic patents in hand-held laser scanning. He is also a trustee of the Polytechnic University of New York and an adjunct full professor of Electrical Engineering at the State University of New York at Stony Brook. He is also a fellow of the Institute of Electrical and Electronic Engineering.

       Mr. Razmilovic has been the President and Chief Operating Officer of the Company since October 1995. He was previously Senior Vice President-Worldwide Sales and Services. He first joined the Company in September 1989. From January 1989 to August 1989, he was President and Chief Executive Officer of Cominvest Group, a Swedish multinational high technology company. From August 1985 to December 1988, he was President of ICL International, a major European computer manufacturer and he also led its industry marketing and software development divisions.

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

       Mr. Burke joined the Company in November 1987.  From
October 1984 to October 1987, he was President, Chief Executive
Officer and Director of Super Web Press Service Corporation, a manufacturer of printing presses.

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

       Dr. Metlitsky joined the Company in March 1983 and has served in various technical and managerial positions.

       Dr. Katz joined the Company in January 1989 and has held several positions in Research and Development. From May 1981 until January 1989, Dr. Katz held a number of positions at the Jet Propulsion Laboratory of the California Institute of Technology, the most recent of which was as Technical Group Supervisor.

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


Year Ending:                            High        Low

December 31, 1995       First Quarter   31 1/4    24 3/8
                        Second Quarter  40 1/2    28 5/8
                        Third Quarter   40 5/8    32 7/8
                        Fourth Quarter  40        29 3/8

December 31, 1996       First Quarter   40 1/4    31 7/8
                        Second Quarter  48        35 1/8
                        Third Quarter   46 7/8    38
                        Fourth Quarter  49 1/2    41 1/2

       As of February 1, 1997 there were 1,153 holders of record of the Company's Common Stock.

       Historically, changes in the Company's results of operations or projected results of operations have resulted in significant changes in the market price of the Company's Common
Stock.  As a result, the market price of the Company's Common
Stock has been highly volatile.

       To date, the Company has not paid any cash dividends to its shareholders. The Company's ability to pay cash dividends is limited by certain of the Company's loan agreements, the most restrictive of which would generally limit dividends payable in any year to an amount not greater than 50 percent of the Company's net income. On February 10, 1997, the Board of Directors declared a semi-annual dividend of $.03 per share, payable on April 1, 1997 to all shareholders of record on March 10, 1997. On the same date, the Board declared a 3 for 2 stock split, to be effected as a 50% stock dividend payable on April 1, 1997 to all shareholders of record on March 10, 1997. References to shares of the Company's Common Stock have not been adjusted to reflect this stock split.

                                        Item 6. Selected Financial Data
                                        (in thousands, except per share data)

                                                       Year Ended December 31,
Operating Results:                        1996(1)  1995(2)      1994       1993       1992(3)
Net Revenue                             $656,675  $555,163   $465,306   $359,980   $344,940
Earnings (Loss) Before Cumulative Effect
 of Accounting Change                   $ 50,256   $46,486    $34,984    $12,445   ($15,506)
Net Earnings (Loss)                     $ 50,256   $46,486    $34,984    $12,445   ($16,250)

Earnings (Loss) Per Share:
Primary
Earnings (Loss) Before Cumulative Effect
 of Accounting Change                      $1.86     $1.72      $1.34      $0.50     ($0.65)
Net Earnings (Loss)                        $1.86     $1.72      $1.34      $0.50     ($0.68)

Fully-diluted
Earnings (Loss) Before Cumulative Effect
 of Accounting Change                      $1.85     $1.71      $1.33      $0.50     ($0.65)
Net Earnings (Loss)                        $1.85     $1.71      $1.33      $0.50     ($0.68)


Financial Position:

Total Assets                            $614,238  $544,268   $474,213   $419,615   $378,666
Working Capital                         $221,678  $209,852   $191,823   $141,739    $88,623
Long-Term Debt, less
 Current Maturities                      $50,541   $60,829    $59,884    $62,077    $14,582
Stockholders' Equity                    $399,676  $352,854   $316,167   $258,746   $244,961

Weighted Average Number of Common
 Shares Outstanding:
  Primary                                 27,079    27,052     26,162     24,661     24,028
  Fully-diluted                           27,122    27,220     26,392     25,072     24,028


(1)  Includes a pre-tax charge for costs associated with acquisition related matters of $12,341 or $0.28 per share.

(2)  Includes a pre-tax charge for costs associated with a management change of $2,500 or $0.06 per share.

(3)  Includes cumulative effect of a change in accounting for income taxes of $744 or ($0.03) per share and a pre-tax charge of $40,933 related to a workforce reduction and the consolidation and restructuring of the
Company's operations.



   SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES
  LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

      From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission.
The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

      The risks included here are not exhaustive. Furthermore, reference is also made to other sections of this report which include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all of such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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

Financial Performance. The Company's operating results may fluctuate in the future as a result of a number of factors, including but not limited, to a shift in the mix of the Company's products and/or sales channels, the market acceptance of new and enhanced versions of the Company's products, the timing of acquisitions of other products and technology and any associated charges to earnings as well as any cancellation or postponement of orders. The volume and timing of orders received during a quarter are difficult to forecast. In addition, from time to time, customers have either canceled orders or rescheduled shipments previously ordered from the Company. Additionally, the Company has historically operated with a relatively small backlog. While the Company does monitor backlog, it does not consider it to be a reliable predictor of financial performance for periods other than the then current quarter because customers generally order products for delivery within 45 days.
Accordingly, shipments made during any particular quarter generally represent orders received either during that quarter or shortly before the beginning of that quarter. Shipments for orders received in a fiscal quarter are generally from products manufactured in that quarter. The Company maintains significant levels of raw materials to facilitate meeting delivery requirements of its customers. However, there can be no assurance that during any given quarter, the Company has or can procure the appropriate mix of raw materials in order to accommodate any given order. In light of the levels of current and anticipated backlog, the Company's financial performance in any quarter is dependent to a significant degree upon obtaining orders in that quarter which can be manufactured and delivered to its customers in that quarter. Thus, financial performance for any given quarter cannot be known or fully assessed until near the end of that quarter. Furthermore, the Company's expense levels are based, in part, on expectations of future revenues, and the Company has been increasing and expects to continue to increase its total operating expenses as it expands its operations. As a result of the difficulty of forecasting revenue and the Company's planned growth in spending, operating expenses could be disproportionately high for any given quarter and the Company's operating revenue for any given quarter and potentially several quarters thereafter could be adversely affected.

Foreign Sales.   Foreign sales have represented a substantial and
increasing portion of the Company's net revenues.  In 1996,
foreign sales accounted for approximately 40 percent of net
revenue.  Such sales are subject to the normal risks of foreign operations, such as protective tariffs and other potential trade barriers, export/import controls and transportation delays and interruptions, reduced protection for intellectual property
rights in some countries, the impact of recessionary foreign economies and long receivable collection periods.  The majority of the Company's equipment sales in Western Europe and Asia are generally billed in foreign currencies and are subject to
currency exchange fluctuations.  Since the Company's products are principally manufactured in the United States, sales and results of operations could be affected by fluctuations in the U.S.
dollar.  Changes in the relative value of the U.S. dollar in terms of foreign currencies in the past have had an impact on the
Company's sales and margins.  It is impossible to predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation of the Company's products or supplies or to gauge the effect that such actions would have on the financial position or results of operations.

Dependence upon Retail Industry. A significant portion of the Company's revenues are derived from sales of products and services to customers in the non-food retail industry. This industry is currently experiencing a financial down turn and in 1995 and continuing in 1996, several of the Company's customers consolidated operations and/or initiated bankruptcy or reorganization proceedings. The Company is attempting to expand its customer base to other industries, including but not limited to the transportation and logistics industry. However, for the current and foreseeable future, the Company's financial performance remains dependent to a material extent upon revenues derived from the non-food retail industry. Continued or increased instability in this industry could have an adverse affect on the Company's business and financial performance.

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

New Product Introduction. Historically, the Company has been dependent upon the introduction of new and improved product offerings.  This is particularly true for 1997, since the Company has introduced a large number of new products during the past 18 months.  The Company's financial performance in 1997 will be heavily dependent upon the successful introduction of such
products.    This success will be dependent upon, among other
factors, the ability of the Company to complete development and launch of certain of such products within the year, customer acceptance of and demand for these products and the ability of the Company to efficiently manufacture such products and to meet delivery schedules.  Failure in any of these areas could have a material adverse effect on the Company's financial results for
1997.

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

Manufacturing. In the event use of the Company's manufacturing facilities in Bohemia, New York were interrupted by natural disaster or otherwise, the Company's operations would be materially, adversely affected until alternative production and service operations could be established. Certain of the Company's products are manufactured in Japan and Taiwan. The
Company anticipates that an increased percentage of new products will be manufactured by third parties, many of which are located in foreign countries. The manufacture of these items is subject to risks common to all foreign manufacturing activities such as governmental regulation, currency fluctuations, transportation delays and interruptions, political and economic disruptions and the risk of imposition of tariffs or other trade barriers.

      In the past, the Company has experienced manufacturing problems that have caused delivery delays. There can be no assurance that the Company will not experience production difficulties and product delivery delays in the future as a result of, among other matters, changing process technologies, ramping production and installing new equipment at its manufacturing facilities.

      The Company has in the past, and may in the future, encounter shortages of supplies and delays in deliveries of necessary components or products. While past shortages and delays have not had a material adverse effect on the Company, shortages and delays could have such effect in the future.
Certain components, subassemblies and products are sourced from a single supplier or a limited number of suppliers. The loss of any such supplier may cause the Company to incur additional set-up costs and delays in manufacturing and delivery of products.

Third Party Products. Historically, the Company has manufactured almost all of it product offerings. Beginning in 1996 and anticipated to expand in 1997, the Company is offering for sale an increased number of third party products. Although the Company hopes that sales of such products will result in higher operating income, the sales of third party products traditionally generate lower margins which may not be fully offset by lower expenses. In the event that any of these third party suppliers become unable or unwilling to manufacture such products or fail to meet the Company's volume and quality requirements and delivery schedules, the Company's ability to market such products could be negatively affected. In addition, many of these third party products are manufactured outside of the United States and supply of such products could be negatively affected by factors normally attendant to the conduct of foreign trade, including imposition of duties, taxes, fees or other trade restrictions fluctuation in currency exchange rates and longer delivery times.

Government Regulations. The Company is also subject to the risks associated with changes in United States and foreign regulatory requirements. There can be no assurances that more stringent regulatory requirements and/or safety and quality standards will not be issued in the future with an adverse effect on the business of the Company. In addition, sales of the Company's products could be adversely affected if more stringent safety standards are adopted by potential customers such as electronic cash register manufacturers.

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

Safety Risk. Recently, there has been some concern over the potentially adverse effects of electromagnetic emissions associated with cellular telephones. While the Company's RF products do emit electromagnetic radiation, the Company believes that due to the low power output of its products and the logistics of their use, there is no health risk to end-users in the normal operation of its products. There can be no assurance that the Company's RF products will not become the subject of such concerns in the future. Such safety issues and the associated publicity could have a material adverse effect on the Company's business and its results of operations.

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













































Item 7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations

Results of Operations

      The following table sets forth for the years indicated (i) certain revenue and expense items expressed as a percentage of net revenue and (ii) the percentage increase or decrease of such items as compared to corresponding prior years.















































                                                                   Year to Year Changes
                                                                   Year Ending December 31,

                                     Percentage of Revenue          1996         1995
                                    Year Ending December 31,         vs.          vs.
                                  1996     1995         1994         1995         1994

Net Revenue                      100.0%      100.0%   100.0%        18.3%        19.3%

Cost of Revenue                  53.2      51.3       50.1          22.7         22.3

Amortization of Software
 Development Costs                1.6       1.6          2.1        21.0         (11.4)

Gross Profit                     45.2      47.1         47.8        13.4         17.6

Operating Expenses:
 Engineering                            7.1         7.6     7.9     10.8         15.1
 Selling, General and
  Administrative                       22.8        24.8    25.7      8.7         15.0
 Purchased Research and Development
  and Merger Integration Costs    1.9        -          -             -             -
 Severance                          -       0.5         -             -             -
 Amortization of Excess of
  Cost Over Fair Value of
   Net Assets Acquired                  0.6         0.5          0.6   33.5      (0.7)

                                 32.3        33.3         34.2      14.7         16.3

Earnings from Operations         12.8        13.8     13.6          10.2         20.8

Net Interest Expense             (0.5)       (0.3)        (1.1)    120.2        (71.4)

Earnings Before Income Taxes     12.3      13.5       12.5           8.1         28.6

Provision for Income Taxes          4.7         5.1          5.0     8.1         22.2

Net Earnings                       7.7%        8.4%         7.5%     8.1%         32.9%












For the year ended December 31, 1996

     Net revenue of $656,675,000 for the year ended December 31, 1996, increased 18.3 percent over 1995. The increase in net revenue is primarily due to increased worldwide sales of both scanner products and hand-held computer systems. Foreign exchange fluctuations unfavorably impacted net revenue by approximately 0.7 percent for the year ended December 31, 1996 and favorably impacted net revenue by 1.9 percent for the year ended December 31, 1995.

     Geographically, North America revenue increased 15.7 percent over the prior year and International revenue increased 22.3 percent over the prior year. North America and International revenue continue to represent approximately three-fifths and two-fifths of net revenue, respectively.

     Cost of revenue (as a percentage of net revenue) of 53.2
percent for the year ended December 31, 1996, increased from 51.3 percent in 1995. This increase resulted primarily from a change in the mix of the Company's products sold to a higher percentage of lower margin products, an increase in revenue derived from the indirect sales channel, and the impact of new product start-up costs.

      Amortization of software development costs totaling
$10,686,000 for the year ended December 31, 1996, increased from $8,828,000 in the prior year due to new product releases.

     Engineering costs increased to $46,752,000, for the year ended
December 31, 1996, from $42,205,000 for 1995. While in absolute dollars engineering expenses increased 10.8 percent for the year ended December 31, 1996, from the prior year, as a percentage of revenue such expenses were reduced to 7.1 percent for the year ended December 31, 1996, from 7.6 percent for the prior year due to the proportionately higher increase in revenue. The increase in absolute dollars reflects expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

     Selling, general and administrative expenses increased to $149,602,000 for the year ended December 31, 1996, from $137,640,000 in 1995. While in absolute dollars selling, general and administrative expenses increased 8.7 percent for the year ended December 31, 1996, from the prior year, as a percentage of revenue such expenses were reduced to 22.8 percent for the year ended December 31, 1996, from 24.8 percent in 1995 due to the increase in revenue and ongoing cost-containment programs. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and expenses incurred by three recently acquired subsidiaries.

     During the year ended December 31, 1996, the Company recognized a one-time pretax charge of $12,341,000 related to write off of purchased research and development and accrued merger integration costs as a result of the acquisition of LIS Holdings
Ltd., headquartered in the United Kingdom. Such acquisition related charges are reported as a separate line item in the consolidated statement of earnings and had an effect of $0.28 per share net of tax for the year ended December 31, 1996.

     Amortization of excess of cost over fair value of net assets acquired of $3,679,000 for year ended December 31, 1996, increased from $2,755,000 in 1995 due to the acquisitions of the new subsidiaries.

     Net interest expense increased to $3,129,000, for the year ended December 31, 1996, from $1,421,000 in 1995 primarily due to decreased interest income resulting from the decrease in cash and temporary investments described below, an increase in interest expense related to interim short term borrowings under existing credit lines and decreased capitalized interest partially offset by a reduction in interest expense due to annual repayments of outstanding debt.

     The Company's effective tax rate for 1996 remained constant at
38.0 percent.

     At December 31, 1996, the Company had net deferred tax assets of approximately $17,981,000, consisting of current deferred tax assets of $26,125,000 and long-term deferred tax liabilities of $8,144,000. The current deferred tax assets reflect a valuation allowance of approximately $601,000 relating to New York State investment tax credit carryforwards which may be recaptured. No other valuation allowance is necessary due to the Company's history of profitability and anticipated future profitability.

     For the year ended December 31, 1995

     Net revenue of $555,163,000 for the year ended December 31, 1995, increased 19.3 percent over 1994. The increase in net revenue is primarily due to increased worldwide sales of both scanner products and hand-held computer systems. Foreign exchange fluctuations favorably impacted net revenue by 1.9 percent for the year ended December 31, 1995.

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

     During the year ended December 31, 1995, the Company recognized a one-time pretax charge of $2,500,000 ($0.06 per share) of severance expense, in connection with the resignation of its former president and chief operating officer.

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

Liquidity and Capital Resources

                         The Company utilizes a number of measures of
liquidity including the following:
                                  Year Ended December 31,
                             1996             1995          1994
Working Capital
  (in thousands)       $221,678         $209,852      $191,823

Current Ratio (Current
  Assets to Current
  Liabilities)            2.7:1            3.0:1         3.6:1

Long-Term Debt
  to Capital              11.2%            14.7%         15.9%
(Long-term debt to long-
 term debt plus equity)

     Current assets increased by $35,799,000 from December 31, 1995, principally due to an increase in accounts receivable and inventories to support higher operating levels, partially offset by the decrease in cash. The decrease in cash was primarily due to cash used in investing activities for acquisitions and capital expenditures.

     Current liabilities increased $23,973,000 from December 31,
1995, primarily due to increases in accounts payable and accrued expenses, deferred revenue and the reclassification of the first annual installment of the Company's 7.76 percent Series B Senior
Notes to current portion of long-term debt.

     The aforementioned activity resulted in a working capital increase of $11,826,000 for the fiscal year ended December 31, 1996. The Company's current ratio at December 31, 1996, decreased to 2.7:1 from 3.0:1 at December 31, 1995.

     The Company generated $33,855,000 cash flow from operations but experienced an overall decrease in cash and temporary investments of $29,360,000 for the year ended December 31, 1996.
The decrease resulted from the acquisitions of three subsidiaries, capital expenditures and the purchase of 484,000 shares of common stock for $19,157,000, partially offset by profitable operations and equity proceeds of stock option exercises and the corresponding tax benefits. The Company generated an increase of $32,261,000 in cash and temporary investments during 1995, primarily as a result of net earnings and equity proceeds of stock exercises and the corresponding tax benefits, partially offset by capital expenditures and the purchase of the Company's common stock.

     Property, plant and equipment expenditures for the year ended
December 31, 1996, totaled $34,680,000 compared to $36,636,000 for the year ended December 31, 1995. Such property, plant and equipment expenditures for the period were financed by existing cash and temporary investments. The Company does not have any other material commitments for capital expenditures.

     At December 31, 1996, the Company had $50,541,000 in long-term debt outstanding, excluding current maturities. In March 1993 the Company issued $25,000,000 of its 7.76 percent Series A Notes due
February 15, 2003, and $25,000,000 of its 7.76  percent Series B
Senior Notes due February 15, 2003, to four insurance companies for working capital and general corporate purposes. The Series A Senior Notes are being repaid in equal annual installments of $2,778,000 which began in February 1995.
The Series B Senior Notes are being repaid in equal annual installments of $3,571,000 which began in February 1997. The
Senior Notes represent $38,097,000 of the total long-term debt balance outstanding at December 31, 1996. The remaining
$12,444,000 is primarily related to the Industrial Development Bond financing completed in October 1989, a low-interest loan from an agency of the State of New York and debt assumed in connection with the purchase of the Company's Worldwide Headquarters facility in 1995.

     The Company's long-term debt to capital ratio decreased to
11.2 percent at December 31, 1996, from 14.7 percent at December
31, 1995, primarily due to increased equity from the results of profitable operations and payment of the annual installment of the Company's long-term obligations previously described.

     The Company has loan agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling
$60,000,000. As of December 31, 1996, the Company had no outstanding borrowings under these lines. These agreements expire between June 30, 1997, and December 31, 1997.

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

Document                                                    Page

1.  Financial Statements and Accountants' Report:

         Independent Auditors' Report                       F-1

    Consolidated Financial Statements:

         Balance Sheets as of December 31, 1996 and 1995    F-2

         Statements of Operations for the Years Ended
         December 31, 1996, 1995 and 1994                   F-3

         Statement of Stockholders' Equity for the          F-4
         Years Ended December 31, 1996, 1995 and 1994

         Statements of Cash Flows for the Years Ended       F-5
         December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements         F-6
                                                          through
                                                            F-18
2.   Financial Statement Schedules:

         Schedule II                                        S-1

Item 9.   Disagreements on Accounting and Financial Disclosure

          Not applicable



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

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31,
          1996 and 1995

          Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994


          Consolidated Statements of Stockholders' Equity
          for the Years Ended December 31, 1996, 1995 and
          1994

          Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1996, 1995 and 1994

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










3.      Exhibits

Exhibit

3.1     Certificate of Incorporation of Symbol
        Technologies, Inc. and amendments thereto.

3.3     By-laws of the Company as currently in
        effect.

4.1     Form of Certificate for Shares of the
        Common Stock of the Company.
        (Incorporated by reference to Exhibit
        4.1 of the Form 8-B Registration No. 0-9028, filed with the Commission on November 23, 1987).

10.1 1991 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Company's
        Annual Report on Form 10-K for the year ended
        December 31, 1991 (the "1991 Form 10-K").)

10.2 1990 Non-Executive Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").)

10.3    1987 Consultant Stock Option Plan,
        as amended. (Incorporated by reference to Exhibit 10.3 of the 1991 Form 10-K.)

10.4    Employment Agreement by and between the
        Company and Raymond Martino, dated as of June 12, 1994. (Incorporated by reference to Exhibit 10.3 to the Company's Annual
        Report on Form 10-K for the year ended
        December 31, 1994.)

10.5    Employment Agreement by and between
        the Company and Jerome Swartz, dated
        as of June 30, 1995.  (Incorporated by
        reference to Exhibit 10.4 to the 1995 Form 10-K.)

10.6    Employment Agreement by and between
        the Company and Tomo Razmilovic, dated
        as of October 16, 1995. (Incorporated by reference to Exhibit 10.5 of the 1995 Form 10-K.)

10.7    Employment Agreement by and between
        the Company and Frederic P. Heiman, dated as of June 30, 1995. (Incorporated by reference to Exhibit 10.6 of the 1995 Form 10-K.)

10.8    Employment Agreement by and between
        the Company and Leonard H. Goldner, dated as of November 1, 1995. (Incorporated by reference to Exhibit 10.7 of the 1995 Form 10-K.)

10.9 Form of 2000 Stock Purchase Warrant issued to directors. (Incorporated by reference to Exhibit
         10.11 to the 1991 Form 10-K.)

10.10 1994 Directors Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration
         Statement No. 33-78678 on Form S-8.)

10.11    Executive Retirement Plan, as amended.
         (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1989 (the "1989 Form 10-K").)

10.12    Symbol Technologies, Inc.
         Stock Ownership and Option Retention Program.
         (Incorporated by reference to Exhibit 10.13 of the 1995 Form 10-K.)

10.13    Summary of Symbol Technologies, Inc.
         Executive Bonus Plan. (Incorporated by reference to Exhibit 10.14 of the 1995 Form 10-K.)

10.14    Lease Agreement and Amended and
         Restated Lease Agreement dated as of
         October 1, 1989 between Suffolk County
         Industrial Development Agency and
         Symbol Technologies, Inc.
         (Incorporated by reference to Exhibit
         10.15 to the 1989 Form 10-K.)

10.15    Sublease dated June 28, 1995 between
         Grumman Data Systems Corporation and
         Symbol Technologies, Inc. (Incorporated by reference to Exhbit 10.16 to the 1995 Form 10-K.)

10.16    Form of Note Agreements dated as of
         February 15, 1993 relating to the Company's
         7.76% Series A and Series B Senior Notes due
         February 15, 2003 (Incorporated by reference to
         Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

22.      Subsidiaries.

23.      Consent of Deloitte & Touche LLP

(b)      Reports on Form 8-K

         Not Applicable

                           SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SYMBOL TECHNOLOGIES, INC.
                                   (Registrant)



                                   By:  s/ Jerome Swartz
                                        Jerome Swartz
                                        Chairman of the Board



Dated:  February 28, 1997

































          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                    Date



s/ Jerome Swartz        Chairman of the         February 28, 1997
Jerome Swartz           Board and Director
                        (Principal Executive
                        Officer)


s/ Tomo Razmilovic      Director                February 28, 1997
Tomo Razmilovic


s/ Raymond R. Martino   Director                February 28, 1997
Raymond R. Martino


s/ Harvey P. Mallement  Director                February 28, 1997
Harvey P. Mallement


s/ Frederic P. Heiman   Director                February 28, 1997
Frederic P. Heiman


s/ Saul P. Steinberg    Director                February 28, 1997
Saul P. Steinberg


s/ Lowell C. Freiberg   Director                February 28, 1997
Lowell C. Freiberg


s/ George Bugliarello   Director                February 28, 1997
George Bugliarello


s/ Charles Wang         Director                February 28, 1997
Charles Wang


s/ Thomas G. Amato      Senior Vice President   February 28, 1997
Thomas G. Amato         Finance (Chief
                        Financial Officer)


s/ Brian T. Burke       Vice President and      February 28, 1997
Brian T. Burke          Controller (Chief
                        Accounting Officer)












                    SYMBOL TECHNOLOGIES, INC.

                        AND SUBSIDIARIES

                             ------

               CONSOLIDATED FINANCIAL STATEMENTS

         COMPRISING ITEM 8 AND SCHEDULE II LISTED IN THE

       INDEX AT ITEM 14(a)2 OF ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

         YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994













           SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

         CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                            I N D E X

                                                            PAGE

Independent auditors' report                                F-1

Consolidated financial statements:

     Balance sheets                                         F-2

     Statements of earnings                                 F-3

     Statements of stockholders' equity                     F-4

     Statements of cash flows                               F-5

     Notes to consolidated financial statements (1-15)         F-6 through F-18

Additional financial information pursuant to the requirements of Form 10-K:

     Schedule:

       II - Valuation and qualifying accounts               S-1


Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.






INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Symbol Technologies, Inc.
Holtsville, New York

We have audited the accompanying consolidated balance sheets of Symbol
Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symbol Technologies, Inc.
and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Jericho, New York
February 12, 1997
























SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except stock par value)

                                         December 31,   December 31,
             ASSETS                          1996           1995

CURRENT ASSETS:
  Cash, including temporary investments of
   $16,715 and $62,887, respectively        $ 34,290     $ 63,650
  Accounts receivable, less allowance for doubtful
   accounts of $10,123 and $7,816, respectively     146,273 118,175
  Inventories, net                           133,637       95,267
  Deferred income taxes                       26,125       24,488
  Prepaid expenses and other current assets      12,029    14,975


      TOTAL CURRENT ASSETS                   352,354      316,555

PROPERTY, PLANT AND EQUIPMENT, net           101,331       88,264
INTANGIBLE ASSETS, net                       113,187       96,338
SOFTWARE DEVELOPMENT COSTS, net              23,974        21,054
OTHER ASSETS                                  23,392       22,057

                                            $614,238     $544,268


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses     $ 99,241     $ 81,948
  Current portion of long-term debt          10,384         6,910
  Income taxes payable                        9,141        11,909
  Deferred revenue                            11,910        5,936


      TOTAL CURRENT LIABILITIES              130,676      106,703

LONG-TERM DEBT, less current maturities       50,541       60,829

DEFERRED REVENUE                               3,146        5,664

OTHER LIABILITIES                             19,158       18,218

COMMON EQUITY PUT OPTIONS                     11,041            -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00; authorized
   10,000 shares; none issued or outstanding      -            -
  Common stock, par value $0.01; authorized
   100,000 shares; issued 28,195 shares
   and 27,229 shares, respectively              282           272
  Additional paid-in capital                 258,792      245,728
  Cumulative translation adjustments          (5,650)      (8,299)
  Retained earnings                          206,331      156,075
                                             459,755      393,776
Less:
  Treasury stock at cost, 2,092 shares and
   1,608 shares, respectively                (60,079)     (40,922)
                                             399,676      352,854

                                            $614,238        $544,268




          See notes to consolidated financial statements




              SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
           (All amounts in thousands, except per share data)

                                     Year ended December 31,
                                1996         1995           1994

NET REVENUE                   656,675   $555,163     $465,306
COST OF REVENUE               349,428    284,836      232,889
AMORTIZATION OF SOFTWARE
  DEVELOPMENT COSTS            10,686      8,828        9,963

GROSS PROFIT                  296,561    261,499      222,454

OPERATING EXPENSES:
  Engineering                 46,752      42,205         36,682
  Selling, general and
   administrative             149,602    137,640      119,733
  Purchased research and
   development and merger
   integration costs          12,341          -            -
  Severance                        -       2,500            -
  Amortization of excess of
   cost over fair value of
   net assets acquired          3,679      2,755        2,773

                              212,374    185,100      159,188

EARNINGS FROM OPERATIONS       84,187     76,399       63,266

OTHER (EXPENSE)/INCOME:
  Interest income              1,756       3,143          352
  Interest expense             (4,885)    (4,564)      (5,312)

                               (3,129)    (1,421)      (4,960)

EARNINGS BEFORE INCOME
 TAXES                         81,058     74,978       58,306

PROVISION FOR INCOME
 TAXES                         30,802     28,492       23,322


NET EARNINGS                 $ 50,256   $ 46,486     $ 34,984

EARNINGS PER SHARE:
  Primary                      $1.86       $1.72        $1.34
  Fully-diluted                $1.85       $1.71        $1.33

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
  Primary                     27,079      27,052       26,162
  Fully-diluted               27,122      27,220       26,392









See notes to consolidated financial statements




                             SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (All amounts in thousands, except stock par value)

                                 Common Stock
                                $0.01 Par Value
                                                    Additional    Cumulative                             Total
                               Shares                Paid-in      Translation   Retained    Treasury   Stockholders'
                               Issued    Amount      Capital      Adjustments   Earnings     Stock       Equity

BALANCE, JANUARY 1, 1994       24,716     $247       $201,885      ($5,317)     $74,605    ($12,674)    $258,746

 Exercise of stock options      1,993       20         32,803            -            -           -       32,823

 Exercise of warrants         10      -          110         -          -         -        110

 Purchase of treasury shares        -        -              -            -            -      (7,626)      (7,626)

 Translation adjustments            -        -              -       (2,870)           -           -       (2,870)

 Net earnings                       -        -              -            -       34,984           -       34,984


BALANCE, DECEMBER 31, 1994 26,719      267        234,798  (8,187)     109,589     (20,300)   316,167

 Exercise of stock options        510        5         10,930            -            -           -       10,935

 Purchase of treasury shares        -        -              -            -            -     (20,622)     (20,622)

 Translation adjustments            -        -              -         (112)           -           -         (112)

 Net earnings                       -        -              -            -        46,486          -       46,486


BALANCE, DECEMBER 31, 1995     27,229      272      245,728       (8,299)   156,075  (40,922)     352,854

 Exercise of stock options    919    10       22,701          -          -        -      22,711

 Exercise of warrants         47      -          458          -          -        -        458

 Proceeds from sale of common
  equity put options                -   -        946          -          -        -        946

 Reclassification of common
  equity put options obligation     -   -    (11,041)         -          -         -    (11,041)

 Purchase of treasury shares        -   -          -          -          -   (19,157)   (19,157)

 Translation adjustments            -   -          -      2,649          -        -       2,649

 Net earnings                       -        -              -            -        50,256          -       50,256

BALANCE, DECEMBER 31, 1996     28,195     $282     $258,792      ($5,650)  $206,331 ($60,079)    $399,676

                           See notes to consolidated financial statements




                SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All amounts in thousands)

                                                       Year ended December 31,
                                           1996          1995          1994

Cash flows from operating activities:
 Net earnings                           $ 50,256      $ 46,486      $ 34,984
 Adjustments to reconcile net earnings
  to net cash provided by
  operating activities:
 Depreciation and amortization of
  property, plant and equipment           23,247        18,911        14,063
 Other amortization                       16,276        15,347        13,756
 Provision for losses on accounts
  receivable                               2,270         3,458         2,336
 Charge for purchased research and
  development                             10,741           -           -
 Deferred income taxes                    (2,835)        1,958         5,854
Changes in assets and liabilities:
  Accounts receivable                    (24,481)      (25,131)      (10,614)
  Sale of lease receivables               17,308           -           -
  Inventories                            (33,880)        5,672       (18,914)
  Prepaid expenses and other current
   assets                                    605        (4,553)       (2,954)
  Software development costs             (13,606)    (11,324)    (11,245)
  Intangible assets                       (7,054)       (3,654)       (2,289)
  Other assets                           (14,150)     (3,432)       (463)
  Accounts payable and accrued expenses   10,981        21,033         4,589
  Income taxes payable                    (3,319)       10,527        (1,901)
  Accrued restructuring costs                  -           -     (10,386)
  Other liabilities and deferred revenue   1,496          (885)        4,977

Net cash provided by
 operating activities                     33,855        74,413        21,793

Cash flows from investing activities:
  Note receivable                            500      (3,500)          -
  Proceeds from sale of property, plant
   and equipment                               -       4,615           -
  Expenditures for property, plant
   and equipment                         (34,680)      (36,636)      (24,790)
  Acquisition of subsidiaries, net of
   cash acquired                         (26,962)          -           -
  Other investing activities, net              -           -          720

Net cash used in investing
 activities                              (61,142)      (35,521)      (24,070)

Cash flows from financing activities:
  Proceeds from issuance of notes payable
   and long-term debt                     48,400       8,558       3,000
  Principal repayments of notes payable
   and long-term debt                    (55,214)       (5,988)       (2,494)
  Exercise of stock options and
   warrants                               23,169        10,935        32,933
  Proceeds from common equity put options     946          -           -
  Purchase of treasury shares            (19,157)      (20,622)       (7,626)

Net cash (used in) provided by financing
 activities                               (1,856)       (7,117)       25,813

Effects of exchange rate changes on cash    (217)          486           354
Net (decrease)/increase in cash and temporary
 investments                             (29,360)       32,261        23,890

Cash and temporary investments,
 beginning of year                        63,650        31,389         7,499

Cash and temporary investments, end
 of year                                $ 34,290      $ 63,650      $ 31,389

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                              $  4,987      $  4,914      $  5,177
  Income taxes                          $ 19,685      $ 12,614      $  7,513

               See notes to consolidated financial statements

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Principles of Consolidation

The consolidated financial statements include the accounts of Symbol
Technologies, Inc. and its subsidiaries (the "Company"), substantially all of which are wholly-owned. Significant intercompany transactions and balances have been eliminated in consolidation.

b.   Temporary Investments

Temporary investments include highly liquid investments with original maturities of three months or less and consist of money market funds and time deposits at December 31, 1996 and 1995. Temporary investments are stated at cost, which approximates market value. These investments are not subject to significant market risk.

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

Construction in progress (which includes capitalized interest) is amortized over the estimated lives of the related assets when they are placed into service. The Company capitalized interest costs of $258,000 and $646,000 for the years ended December 31, 1996 and 1995, respectively. No interest was capitalized for the year ended December 31, 1994.

e.   Intangible Assets

The excess of cost over fair value of net assets acquired is generally being amortized on the straight-line method over 40 years.

Patents and trademarks, including costs incurred in connection with the protection of patents, are amortized over their estimated useful lives, not exceeding 20 years, using the straight-line method.


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

g.   Research and Development Expenses

The Company expenses all research and development costs as incurred.  The
Company incurred research and development expenses of approximately
$20,164,000, $19,879,000 and $16,678,000, for the years ended December 31,
1996, 1995 and 1994, respectively, which are classified in engineering expenses.

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

The cumulative amount of undistributed earnings of foreign subsidiaries at December 31, 1996, approximates $28,734,000. The Company does not provide deferred taxes on undistributed earnings of foreign subsidiaries since the Company anticipates no significant incremental U.S. income taxes on the repatriation of these earnings as tax rates in foreign jurisdictions generally approximate or exceed the U.S. Federal rate.

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

As of December 31, 1996, the Company had no forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts.

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







2.   ACQUISITIONS

In January and March 1996 the Company established wholly owned subsidiaries in Africa and Denmark through the acquisition of Barcodes (Pty) Ltd., and the Bar
Code Data Capture Division of BCP Hardware A/S, respectively. The initial costs of the acquisitions amounted to $4,080,000 and $3,000,000, respectively. These acquisitions have been accounted for as purchases and, accordingly the cost of each acquisition has been allocated to net assets acquired based upon fair values. The excess of cost over net assets acquired of approximately $3,700,000 and $2,700,000, respectively, relating to these acquisitions is being amortized over twenty and ten years, respectively. Additional acquisition payments are contingent upon the attainment of certain annual net revenue levels, as defined in the respective agreements, by each of these acquired subsidiaries during the next three years and four years, respectively.

Results of operations of these subsidiaries have been included in consolidated operations as of their respective effective acquisition dates. Pro forma results of operations, assuming these acquisitions had been completed at the beginning of 1996 and 1995, would not differ materially from the reported results.

In August, 1996, the Company acquired LIS Holdings Ltd., ("LIS") headquartered in the United Kingdom. LIS is one of Europe's largest providers of technology-based logistics management systems providing technology solutions based on its own software products in concert with bar code, wireless networking and ruggedized terminals. Terms of the acquisition included an initial payment of $20,844,000 and subsequent additional payments, that range from zero to a total of $7,800,000 and are contingent upon the attainment of certain annual net revenue levels, as defined, during the next three years. This acquisition has been accounted for as a purchase. The purchase price (including acquisition costs) has been allocated to net assets acquired based upon fair values. After allocating the purchase price to net tangible assets, purchased software, which had reached technological feasibility, was valued using a cash flow model, under which future cash flows were discounted utilizing an assessment of the life expectancy of the purchased software. This purchased software of $1,000,000 has been capitalized and is being amortized over three years. Purchased research and development, which had not reached technological feasibility and has no alternative future use was valued using the same methodology. This purchased research and development amounted to $10,741,000 and has been charged to operations at the acquisition date. In addition, the Company has charged current operations with accrued merger integration costs of $1,600,000, representing costs to be incurred associated primarily with combining the Company's existing operations in the United Kingdom with newly acquired facilities of LIS. The excess of cost over net assets acquired of approximately $8,800,000, relating to the acquisition, is being amortized over seven years.

The following unaudited pro forma combined results of operations of the Company and LIS are presented on the basis that the acquisition had taken place at the beginning of each of 1996 and 1995, and exclude the effect of the one-time pre-tax charges totaling $12,341,000 previously discussed:

                                       Year Ended December 31,
                                        1996            1995
                                           (in thousands)

Revenue                              $667,509       $572,204
Net Earnings                         $ 57,342       $ 45,529
Fully-Diluted Earnings per share     $   2.11       $   1.67
Fully-Diluted weighted average
 shares outstanding                    27,122         27,220


In the opinion of management, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had LIS been under the ownership and operation of the Company during the periods presented.


3.   INVENTORIES
                                    December 31,    December 31,
                                        1996            1995
                                           (in thousands)

Raw materials                        $ 54,534        $47,701
Work-in-process                        18,425          9,181
Finished goods                         60,678         38,385
                                     $133,637        $95,267


4.   PROPERTY, PLANT AND EQUIPMENT
                                     December 31,    December 31,
                                         1996            1995
                                                  (in thousands)

Land                                        $  8,636  $  8,326
Buildings and improvements                    32,172    12,648
Machinery and equipment                 67,243        54,208
Furniture, fixtures and office
 equipment                                    47,084    36,743
Leasehold improvements                         6,640             8,634
Construction in progress                    -            18,421
                                             161,775   138,980
Less: Accumulated depreciation and
 amortization                                 60,444    50,716

                                            $101,331  $ 88,264


During the year ended December 31, 1995, the Company sold land and a building located in Costa Mesa, California, for $1,000,000 cash and a $3,500,000 promissory note bearing interest at 8.0 percent. Principal payments of $1,000,000 have been received with the remaining balance of unpaid principal and interest due in April 1999. In addition, the Company purchased a 48-acre site in Holtsville, New York, including a 174,000-square-foot office building for $4,200,000 cash and the assumption of debt related to the facility, which had a value of $8,556,000 based upon borrowing rates available to the Company at the date the transaction occurred.


5.   INTANGIBLE ASSETS
                                     December 31,   December 31,
                                         1996           1995
                                               (in thousands)

Excess of cost over fair value of
 net assets acquired                   $118,147     $102,903
Patents, trademarks and purchased
 technologies                          25,479         18,492
Executive retirement plan
 unrecognized prior service
 costs                                           948     1,060
                                      144,574           122,455

Less: Accumulated amortization                31,387    26,117

                                            $113,187  $ 96,338










6.   SOFTWARE DEVELOPMENT COSTS

                                    Year Ended December 31,
                                 1996         1995           1994
                                              (in thousands)

Beginning of year             $21,054    $18,558        $17,276
Amounts capitalized            13,606     11,324       11,245
                               34,660     29,882       28,521

Less: Amortization             10,686        8,828      9,963
End of year                   $23,974      $21,054    $18,558



7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                     December 31,    December 31,
                                         1996            1995
                                          (in thousands)

Accounts payable                     $45,251           $32,110
Accrued payroll, bonuses, fringe
 benefits, severance and
 payroll taxes                        29,174            28,491
Other accrued expenses                24,816            21,347
                                            $99,241           $81,948



8.   LONG-TERM DEBT

                                    December 31,    December 31,
                                        1996            1995
                                          (in thousands)

Senior Notes (a)                      $44,446       $47,222
Industrial Development Bonds (b)        7,106            9,475
Assumed Revenue Bond Financing (c)      6,335         7,903
State Loan (d)                          3,000         3,000
Other                                       38              139
                                       60,925        67,739

Less: Current maturities               10,384            6,910
                                      $50,541          $60,829


(a)  In March 1993 the Company issued $25,000,000 of its 7.76 percent Series A
     Senior Notes due February 15, 2003, and $25,000,000 of its 7.76 percent
     Series B Senior Notes due February 15, 2003, to four insurance companies.
     The Series A Senior Notes are being repaid in equal annual installments of $2,778,000 which began in February 1995. The Series B Senior Notes are being repaid in equal annual installments of $3,571,000 that began in February 1997. Interest is payable quarterly for these Notes. The financing agreements contain certain covenants regarding the maintenance of a minimum level of tangible net worth, as well as certain financial ratios, as defined, and certain restrictions including limitations on indebtedness.








(b) Borrowings under the Industrial Development Bond financing accrue interest at the rate of 8.95 percent, payable quarterly, and the loan is being repaid in equal annual installments of $2,368,000 which began in October
     1992. The Company's owned facilities located in Bohemia, New York, are pledged as collateral for this debt. The financing agreements contain certain covenants regarding the maintenance of a minimum level of tangible net worth and working capital, as well as certain financial ratios, as defined, and limitations on investments, dividends and indebtedness.

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms, the fair values of Senior Notes and Industrial Development
Bonds approximates their carrying values. The fair value of the State Loan as of December 31, 1996, is approximately $2,300,000.

Long-term debt maturities are:

          Year ending December 31,                (in thousands)

                 1997                               $10,384
                 1998                                10,476
                 1999                                10,577
                 2000                                 7,411
                 2001                                 9,353
               Thereafter                            12,724

                                                    $60,925

9.   INCOME TAXES

The provision for income taxes consists of:


                                Year Ended December 31,

                          1996           1995           1994
                                        (in thousands)
Current:
  Federal                    $19,460       $15,254    $11,067
  State and local              4,036         3,136          3,168
  Foreign                     10,141         8,144          3,233
                              33,637        26,534     17,468

Deferred:
  Federal                         16         1,788          4,714
  State and local               (697)          237          1,246
  Foreign                 (2,154)          (67)       (106)
                          (2,835)        1,958          5,854
  Total Provision
   for Income Taxes      $30,802       $28,492    $23,322




A reconciliation between the statutory U.S. Federal income tax rate and the
Company's effective tax rate is:
                                       Year Ended December 31,
                                  1996          1995           1994
Statutory U.S. Federal
 rate                             35.0%       35.0%        35.0%
State taxes, net of
 Federal tax effect                2.7        2.9           4.9
Tax credits                       (2.6)      (1.6)         (4.6)
Amortization of excess of
 cost over fair value of
 net assets acquired               1.2        1.3           1.5
Exempt income of foreign
 sales corporation                (3.2)      (1.9)         (1.1)
Income of foreign subsidiaries
 taxed at higher tax rates         2.0        1.8           1.1
Other, net                         2.9        0.5           3.2

                                  38.0%       38.0%        40.0%

At December 31, 1996, 1995 and 1994, other liabilities include deferred income taxes of $8,144,000, $8,276,000 and $9,690,000 respectively.  The deferred tax assets and liabilities at December 31, 1996, 1995 and 1994, respectively, are comprised of:


                                        Year Ended December 31,
                              1996                 1995                   1994
                         Deferred Tax       Deferred Tax      Deferred Tax
                      Assets/(Liabilities)  Assets/(Liabilities)  Assets/(Liabilities)
                                         (in thousands)

Receivables                 $ 3,176          $ 4,441           $ 4,977
Inventory                     6,751            6,113              6,249
Net investment in
 sales-type leases           (3,360)          (3,053)              (2,245)
Accrued compensation
 and associate benefits       4,051            3,876              3,739
Other accrued liabilities     4,509            5,128              3,382
Accrued restructuring
 and severance costs             10              957                 61
Deferred revenue - current     2,778           1,890              2,296
Deferred revenue - long term       1,689        2,348             1,511
Deferred patent and product
 development costs               (15,465)      (13,809)         (10,427)
Purchased technology &
 other intangibles            4,814               -                 -
Property, plant and
 equipment                     (440)           (1,127)           (1,492)
Investments                     557               878                1,338
Cumulative translation
 adjustments                  3,732             5,505                  945
Tax credit carryforwards      2,438                2,895          3,410
Other, net                      3,342                982                  680
                             18,582            17,024           14,424
Less: Valuation allowance            601                812                  814

Net Deferred Tax Asset         $17,981            $16,212         $13,610


     The valuation allowance decreased by $211,000 and $2,000 during 1996 and 1995, respectively, and increased by $151,000 during 1994.  The valuation allowance relates to state investment tax credit carryforwards which are likely to be recaptured.  No other valuation allowances for deferred tax assets are necessary due to the Company's history of profitability and anticipated future profitability.




10.  COMMITMENTS AND CONTINGENCIES

a.   Lease Agreements
Future minimum annual rental payments required under noncancellable operating leases are:
          Year ending December 31,     (in thousands)

                  1997                    $ 6,391
                  1998                      5,988
                  1999                      4,347
                  2000                      3,319
                  2001                      2,119
               Thereafter                   1,252
                                          $23,416

Rent expense under substantially all operating leases was $6,728,000, $6,173,000 and
$5,673,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

b.   Credit Facilities
The Company has loan agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling $60,000,000.  As of December 31, 1996, and
1995, the Company had no borrowings outstanding under these lines.   Such borrowings
would bear interest at the respective bank's cost of funds rate, which approximated 6.0 percent at December 31, 1996.  These agreements expire between June 30, 1997, and
December 31, 1997.

c.   Employment Contracts
The Company has executed employment contracts with certain senior executives that vary in length, for which the Company has a minimum commitment aggregating approximately
$6,241,000 at December 31, 1996.

d.   Sale of Lease Receivables
The Company offers lease financing of its products to its customers.  During 1996, the
Company sold certain lease receivables relating to sales-type leases for approximately
$17,308,000, which represents the present value of uncollected receivable balances sold as of the date of sale.  Due to the fact that the sale of these lease receivables was with recourse, the Company retains the same credit risk as if the receivables had not been sold.  An allowance for doubtful accounts is maintained at a level which the
Company believes is sufficient to cover potential losses on receivables sold.  The balance of uncollected receivables as of December 31, 1996 sold approximated
$13,520,000.  The sale was recorded as a reduction of prepaid and other current assets, and other assets.

e.   Legal Matters
The Company is currently involved in matters of litigation arising from the normal course of business.  Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

On January 13, 1997, the Court, in the action entitled In re. Symbol Technologies, Inc.
Class Action Litigation issued an order granting the Company's motion for summary judgment and dismissing all claims against the Company.  Final judgment of dismissal was entered on January 24, 1997.

On April 1, 1996, PSC, Inc. ("PSC") commenced suit against the Company purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents.  The Company has consented to PSC's serving a Third Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seeks a declaratory judgment of alleged non-infringement of nine of the Company's patents, and a declaratory judgment that PSC has not breached its two license agreements with the
Company and that those agreements have been terminated.  The Company intends to amend its suit against PSC to assert infringement of four Symbol patents, breach of contract,
and fraud.   The Company is also seeking damages of over $1 million plus interest in unpaid royalties for each quarter since the second quarter of 1996.  The Company had also sued Data General Corporation ("Data General"), a manufacturer of portable integrated scanning terminals incorporating a component manufactured by PSC, for infringement of the same four patents and five additional patents.  The nine patents asserted against Data General are the same nine Symbol patents as to which PSC is seeking declaratory relief.

On October 9, 1996, the Court granted the Company's motion to sever and stay PSC's antitrust, unfair competition and related claims.  On the same day, the Court denied
Data General's motion to stay the Company's claims against it.  The Company moved that an expedited hearing to be held at the end of March, 1997 on three of the four patents asserted against PSC, and to stay all non-patent discovery.  PSC opposed the Company's motion and made a cross-motion that no hearing be held until October, 1997 at the earliest and that all issues be tried in the Spring of 1998 or thereafter.  On October
9, 1996, the Court set a one week trial for July 14, 1997 to construe the claims in all nine patents asserted by Symbol against Data General and PSC, and stayed discovery on all non-patent claims.

The Company believes that all claims purportedly asserted against it by PSC are factually and legally baseless, and wholly without merit. The Company intends to vigorously defend the litigation.

11.  STOCKHOLDERS' EQUITY

a.   Common Equity Put Options

During 1996 the Company issued common equity put options on 297,000 shares of its common stock which are exercisable for periods that range from six months to one year from the date of issuance and give independent parties the right to sell such shares to the Company at strike prices that range from $36.632 per share to $40.055 per share.  The balance of the common equity put option account is the amount the
Company would be obligated to pay if all the put options were exercised.  Proceeds of $946,000 from the issuance of the put options were credited to additional paid in capital.

b.   Stock Option Plans

There are a total of 4,648,000 shares of Common Stock reserved for issuance under the Company's stock option plans at December 31, 1996.  All stock options granted to date vest over a four to five year period, expire after seven to ten years and have exercise prices equal to the market value of the Company's common stock at the date of grant.

A summary of changes in the stock option plans is:

                                        Shares Under Option
                                          Number of      Weighted
                           Option Price    Shares      Avg. Exercise
                            per Share   (in thousands)     Price

Shares under option
 at December 31, 1994                       3,580        $14.70

    Granted              $26.25 to $39.38    1,242       $30.68
    Exercised            $ 8.00 to $24.25     (510)      $13.20
    Cancelled            $ 9.00 to $38.00     (301)      $20.66

Shares under option
 at December 31, 1995                       4,011        $19.31

    Granted              $37.50 to $47.50      843       $41.69
    Exercised            $ 6.50 to $29.88     (919)      $13.16
    Cancelled            $ 9.00 to $47.00     (130)      $25.96

Shares under option
 at December 31, 1996                       3,805        $25.50

Shares exercisable
 at December 31, 1996    $ 5.50 to $29.88    1,367       $13.64


The following table summarizes information concerning currently outstanding and exercisable options:

                                     Weighted              Weighted
   Range of      Number     Remaining  Average   Number    Average
   Exercise    Outstanding     Life  Exercise Exercisable  Exercise
    Prices       (In thousands)   (years)    Price    (In thousands)   Price

$ 5.50 - $ 8.13     217        .5     $ 7.93      217       $ 7.93
$ 9.00 - $12.50     878       5.5     $12.05      730       $11.96
$13.63 - $20.38     493       5.5     $17.97      324       $18.01
$20.88 - $29.88     853       7.5     $26.45       96       $24.46
$33.63 - $47.50   1,364       8.5     $39.09        -       $  -
                  3,805                         1,367

At December 31, 1996, an aggregate of 843,000 shares remain available for grant under the stock option plans. The tax benefits arising from stock option exercises during the years ended December 31, 1996, 1995 and 1994, in the amount of $10,761,000, $4,184,000, and $14,066,000, respectively, were recorded in stockholders' equity as additional paid-in capital.

The Company applies APB opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the fixed portion of its plans.

If compensation cost for the Company's fixed stock options (including outside directors' options and stock purchase warrants discussed below) had been determined consistent with Statement of Financial Accounting Standards No. 123
"Accounting for Stock-Based Compensation to Employees" ("SFAS No. 123"), the
Company's net income and earnings per share would have been the pro forma amounts indicated below:

                           Year Ended December 31,
                           1996           1995
                         (in thousands)
Net Income:
     As Reported          $50,256        $46,486
     Pro Forma            $48,401        $45,804

Fully-diluted Earnings Per Share:
     As Reported           $1.85          $1.71
     Pro Forma             $1.78          $1.68

The weighted average fair value of options granted during 1996 and 1995 was $14.03 and $10.32 per option, respectively. In determining the fair value of options and outside directors' options and stock purchase warrants granted in 1996 and 1995 for pro forma purposes the Company used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 5.5 percent; an expected option life of 4.5 years; an expected volatility of 29 percent; and dividend yield of 0.14 percent per year. As required by SFAS No.
123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro-forma calculation; accordingly, the 1995 and 1996 pro-forma adjustments are not indicative of future period pro-forma adjustments when the calculation will apply to all applicable stock options.

c.   Outside Directors' Options and Stock Purchase Warrants

Any option issued to outside directors vest over a two year period and expire after ten years. All options and warrants have exercise prices equal to the market value of the Company's common stock at the date of grant. In addition, prior to 1994 the Company issued warrants to outside directors' which have a term of seven years and were all vested prior to 1994. The following table indicates the number of common shares issuable upon exercise and the exercise price per share of all outstanding outside Directors' options and stock purchase warrants as of December 31, 1996:

  Exercisable    Number of Shares    Exercise Price   Shares Vested
      to       Issuable Upon Exercise     per Share       at December 31,1996

       1997          6,000            $11.00           6,000
      2000          22,000       $ 8.13 to $15.50     22,000
      2004          20,000       $25.25 to $27.75     20,000
      2005            10,000          $33.63           5,000
      2006            13,000          $47.00               -
                     71,000                           53,000

The weighted average exercise price was $25.10 and $19.11 for the number of shares issuable upon exercise and shares vested at December 31, 1996, respectively. The weighted average fair value of outside directors options and stock purchase warrants granted during 1996 and 1995 was $15.79 and $11.30 per share, respectively.

d.   Treasury Stock

Treasury stock is comprised of 707,000 shares of Common Stock purchased for a total cost of $20,150,000 from certain officers related to the exercise of stock options and 1,385,000 shares purchased in open market transactions for a total cost of $39,929,000 pursuant to the stock repurchase programs authorized by the Board of Directors on May 8, 1995, and May 4, 1992.


12.  ASSOCIATE BENEFIT PLANS

a.   Profit Sharing Retirement Plan

The Company maintains a 401(k) profit sharing retirement plan for all U.S.
associates meeting certain service requirements. The Company contributes monthly, 50.0 percent of associates' contributions up to a maximum of 6.0 percent of annual compensation. Plan expense for the years ended December 31, 1996, 1995 and 1994 was $3,469,000, $2,959,000 and $2,559,000, respectively.

b.   Health Benefits

The Company pays substantially all costs incurred in connection with providing associate health benefits through a program administered by an insurance company.
Such costs amounted to $9,701,000, $10,700,000, and $8,536,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

c.   Executive Retirement Plan

The Company maintains an Executive Retirement Plan (the "Plan") in which certain highly compensated associates are eligible to participate. Participants are selected by a committee of the Board of Directors. Benefits vest after five years of service and are based on a percentage of average compensation for the three years immediately preceding termination of the participant's full-time employment. As of December 31, 1996, 13 officers were participants in the Plan.
The Company's obligations under the Plan are not funded apart from the Company's general assets. The Company's funding policy is to set aside assets for the Plan based on the annual net periodic pension expense. The funded assets are classified in other assets.

Plan costs are:
                                        Year Ended December 31,
                                      1996         1995 1994
                                           (in thousands)

  Service cost - benefits earned during
   the period                       $  656     $  650  $  543
  Interest cost on projected benefit
   obligation                          665        588     624
  Amortization of unfunded prior service
   costs and unrecognized loss                113        121   130

  Net periodic pension expense      $1,434     $1,359  $1,297


The Plan's funded status is as follows:

                                    December 31,  December 31,
                                       1996            1995
                                        (in thousands)

Accumulated benefit obligation       $5,972          $4,904

Projected benefit obligation        ($8,342)      ($7,446)
Unrecognized net loss                   542          838
Unrecognized prior service costs        948           1,060
Accrued pension costs               ($6,852)        ($5,548)

The Plan had $5,972,000, and $4,735,000 of vested benefit obligations at December
31, 1996, and 1995, respectively which are included in other liabilities. The projected benefit obligation at December 31, 1996, 1995 and 1994 was determined using an assumed weighted average discount rate of 7.5 percent, 8.0 percent and
8.0 percent, respectively, and an assumed increase in the long-term rate of compensation of 5.0 percent.

The Company also maintains a retirement pension plan related to the acquisition of LIS. Net periodic pension expense related to the LIS plan was approximately
$200,000 for the year ended December 31, 1996.


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


                         North     Western
                    America    Europe     Other  Eliminations Consolidated
                                      (in thousands)
Year ended
December 31, 1996:

Sales to unaffiliated
  customers          $389,519  $222,611   $44,545   $  - $656,675
Transfers between
  geographic areas       140,126         -         -   (140,126)          -

     Total net revenue  $529,645  $222,611   $44,545  ($140,126) $656,675

Earnings before
  provision for income
  taxes              $ 84,447  $  1,939(1)$  (366)  $ (4,962)   $ 81,058

Identifiable assets     $379,114  $108,871   $15,916   $      -    $503,901

Corporate assets                                         110,337

     Total assets                                       $614,238

(1) Includes a pre-tax charge of $10,741,000 related to acquisition costs associated with purchased research and development.



Year ended
December 31, 1995:

Sales to unaffiliated
  customers         $336,734  $178,027   $40,402   $      -    $555,163
Transfers between
  geographic areas    93,028         -        -     (93,028)          -

     Total net revenue$429,762  $178,027   $40,402   ($93,028)   $555,163

Earnings before
 provision for income
 taxes              $ 55,505  $ 15,049   $   592   $  3,832    $ 74,978

Identifiable assets $327,018  $ 73,953   $ 5,593   $      -    $406,564

Corporate assets                                         137,704

     Total assets                                       $544,268



Year ended
December 31, 1994:

Sales to unaffiliated
  customers         $298,217  $141,090   $25,999   $      -    $465,306
Transfers between
  geographic areas    97,981         -         -    (97,981)          -

     Total net revenue$396,198  $141,090   $25,999   ($97,981)   $465,306

Earnings before
 provision for income
 taxes              $ 46,502  $  4,783   $   836   $  6,185    $ 58,306

Identifiable assets $296,530  $ 62,839   $ 3,217   $      -    $362,586

Corporate assets                                         111,627

     Total assets                                       $474,213


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

The Company's export sales, primarily to Europe, approximated $267,156,000, $218,429,000 and $167,089,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

The Company has customers in the retail industry which accounted for approximately $26,275,000 and $30,524,000 in accounts receivable at December
31, 1996 and 1995, respectively. The carrying amounts of accounts receivable approximate fair value because of the short maturity of these instruments.


14.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth unaudited quarterly financial information for the years ended December 31, 1996, and 1995:


                                         Quarter Ended
                         March 31     June 30   September 30 December 31
                          (in thousands, except per share amounts)
Year Ended
December 31, 1996:

Net revenue              $149,082  $159,328  $170,963  $177,302
Gross profit               68,263    72,218    76,762    79,318
Net earnings               13,089    14,290     7,503    15,374
Primary earnings
 per share:                 $0.49     $0.53     $0.28 (1)   $0.57
Fully diluted earnings
 per share:                 $0.49     $0.53     $0.28 (1)   $0.56

(1) Includes a pre-tax charge of $12,341,000 ($0.28 per share after tax) related to acquisition costs associated with purchased research and development ($10,741,000) and merger integration costs ($1,600,000).


Year Ended
December 31, 1995:

Net revenue              $131,258  $137,629  $142,811  $143,465
Gross profit               62,285    65,224    67,135    66,855
Net earnings               10,752    11,781    11,468    12,485
Primary earnings
 per share:                 $0.40     $0.43     $0.42 (2)   $0.47
Fully diluted earnings
 per share:                 $0.40     $0.43     $0.42 (2)   $0.46

(2) Includes a pre-tax charge of $2,500,000 ($0.06 per share after tax) related to severance and a $575,000 (or $0.02 per share) year to date adjustment to reduce the estimated effective tax rate.


The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.


15.  SUBSEQUENT EVENT

On February 10, 1997 the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend and a $0.03 semi-annual cash dividend both of which are payable on April 1, 1997 to shareholders of record on March 10, 1997. Per share amounts contained herein have not been adjusted to reflect this split.



                                                       SCHEDULE II


                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS

            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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
                   Balance at   Charged to  Charged         Balance
                    beginning    cost and   to other        at end
Description        of year      expenses   accounts   Deductionsof year

Allowance for doubtful
  accounts:


December 31, 1996    $7,816   $2,270    $890 (a)    $  853 (b)$10,123

December 31, 1995   $7,269   $3,458    $569 (a)    $3,480 (b)$ 7,816

December 31, 1994    $5,112      $2,336       $  -        $  179 (b)$ 7,269





(a)  Primarily collection of accounts previously written off.

(b)  Uncollectible accounts written off.








































               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

               __________________________________

                          ANNUAL REPORT

                               ON

                            FORM 10-K

                      FOR FISCAL YEAR ENDED

                        DECEMBER 31, 1996

                _________________________________

                    SYMBOL TECHNOLOGIES, INC.

                            EXHIBITS



































3.        Exhibits

Exhibit

3.1     Certificate of Incorporation of Symbol
        Technologies, Inc. and amendments thereto.           4

3.3     By-laws of the Company as currently in
        effect.                                             21

4.1     Form of Certificate for Shares of the
        Common Stock of the Company.
        (Incorporated by reference to Exhibit
        4.1 of the Form 8-B Registration No. 0-9028, filed with the Commission on November 23, 1987).

10.1 1991 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Company's
        Annual Report on Form 10-K for the year ended
        December 31, 1991 (the "1991 Form 10-K").)

10.2 1990 Non-Executive Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 of the Companys Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").)

10.3    1987 Consultant Stock Option Plan,
        as amended. (Incorporated by reference to Exhibit 10.3 of the 1991 Form 10-K.)

10.4    Employment Agreement by and between the
        Company and Raymond Martino, dated as of June 12, 1994. (Incorporated by reference to Exhibit 10.3 to the Company's Annual
        Report on Form 10-K for the year ended
        December 31, 1994.)

10.5    Employment Agreement by and between
        the Company and Jerome Swartz, dated
        as of June 30, 1995.  (Incorporated by
        reference to Exhibit 10.4 to the 1995 Form 10-K.)

10.6    Employment Agreement by and between
        the Company and Tomo Razmilovic, dated
        as of October 16, 1995. (Incorporated by reference to Exhibit 10.5 of the 1995 Form 10-K.)

10.7    Employment Agreement by and between
        the Company and Frederic P. Heiman, dated as of June 30, 1995. (Incorporated by reference to Exhibit 10.6 of the 1995 Form 10-K.)

10.8    Employment Agreement by and between
        the Company and Leonard H. Goldner, dated as of November 1, 1995. (Incorporated by reference to Exhibit 10.7 of the 1995 Form 10-K.)

10.9 Form of 2000 Stock Purchase Warrant issued to directors. (Incorporated by reference to Exhibit
         10.11 to the 1991 Form 10-K.)

10.10 1994 Directors Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration
         Statement No. 33-78678 on Form S-8.)

10.11    Executive Retirement Plan, as amended.
         (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1989 (the "1989 Form 10-K").)

10.12    Symbol Technologies, Inc.
         Stock Ownership and Option Retention Program.
         (Incorporated by reference to Exhibit 10.13 of the 1995 Form 10-K.)

10.13    Summary of Symbol Technologies, Inc.
         Executive Bonus Plan. (Incorporated by reference to Exhibit 10.14 of the 1995 Form 10-K.)

10.14    Lease Agreement and Amended and
         Restated Lease Agreement dated as of
         October 1, 1989 between Suffolk County
         Industrial Development Agency and
         Symbol Technologies, Inc.
         (Incorporated by reference to Exhibit
         10.15 to the 1989 Form 10-K.)

10.15    Sublease dated June 28, 1995 between
         Grumman Data Systems Corporation and
         Symbol Technologies, Inc. (Incorporated by reference to Exhbit 10.16 to the 1995 Form 10-K.)

10.16    Form of Note Agreements dated as of
         February 15, 1993 relating to the Company's
         7.76% Series A and Series B Senior Notes due
         February 15, 2003 (Incorporated by reference to
         Exhibit 10.14 to the Company's Annual Report
         on Form 10-K for the year ended December 31,
         1992.)
22.      Subsidiaries.                                      21

23.      Consent of Deloitte & Touche LLP                   24

(b)      Reports on Form 8-K

         Not Applicable

                           EXHIBIT 3.1

Amended as of February 12, 1996


                  CERTIFICATE OF INCORPORATION
                               OF
                    SYMBOL TECHNOLOGIES, INC.


        FIRST:  The name of the corporation is Symbol
Technologies, Inc. (the "Corporation").

        SECOND: The address of the registered office of the Corporation in the State of Delaware is 229 South State Street, in the City of Dover, County of Kent. The name of its registered agent at that address is The Prentice-Hall Corporation System, Inc.

        THIRD: The purpose of the Corporation is to engage in any lawful act or activity for which a corporation may now or hereafter be organized under the General Corporation Law of the State of Delaware, as from time to time amended (the "GCL").

        FOURTH: (a) The total number of shares of stock which the Corporation shall have the authority to issue is one hundred and ten million (110,000,000), consisting of one hundred million
(100,000,000) shares of common stock, par value $.01 per share
(the "Common Stock") and ten million (10,000,000) shares of preferred stock, par value $1.00 per share (the "Preferred
Stock").

        (b) The Preferred Stock may be issued from time to time in one or more series. The Board of Directors is hereby authorized to fix or alter the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption
(including sinking fund provisions), the redemption price or prices, the liquidation preferences of any wholly unissued series of Preferred Stock, the number of shares constituting any such series and the designation thereof, and any other relative rights, preferences or limitations of the shares of such class or series, or any of them; and to increase or decrease the number of shares of any series subsequent to the issue of shares of that series, but not below the number of shares of such series then outstanding. In case the number of shares of any series shall be so decreased, the shares constituting such decrease shall resume the status which they had prior to the adoption of the resolution originally fixing the number of shares of such series.

        (c) Except as otherwise provided by statute, or in the resolution or resolutions of the Board of Directors of the Corporation authorizing the issuance of a class or a series of Preferred Stock and fixing and determining the voting rights of the shares of any such class or series, the only class of capital stock of the Corporation entitled to voting rights for any purpose shall be the Common Stock, the holders of which shall have one vote for each share held by them of record.


        FIFTH: (a) The business and affairs of the Corporation shall be managed under the direction of the Board of Directors, the number of which, subject to any right of the holders of any series of Preferred Stock then outstanding to elect additional directors under specified circumstances, shall be fixed from time to time by the Board of Directors pursuant to the By-laws of the Corporation.

        (b) Subject to the rights of holders of any series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled by a majority vote of the directors then in the office. Any director elected in accordance with the preceding sentence of this paragraph (b) of this Article FIFTH shall hold office until the next meeting of stockholders at which the election of directors is in the regular course of business and until such director's successor has been elected and qualified. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

        SIXTH: No director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty or loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the GCL, or (iv) for any transaction from which the director derived an improper personal benefit.

        SEVENTH: In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized to adopt, repeal, alter, amend or rescind the By-laws of the Corporation. In addition, the By-laws of the Corporation may be adopted, repealed, altered, amended, or rescinded by the affirmative vote of a majority of the outstanding shares of stock of the Corporation entitled to vote thereon.

        EIGHTH: From time to time any of the provisions of this Certificate of Incorporation may be amended, altered or repealed, and other provisions authorized by the laws of the State of Delaware at the time in force may be added or inserted in the manner and at the time prescribed by said laws, and all rights at any time conferred upon the stockholders of the Corporation by this Certificate of Incorporation are granted subject to the provisions of this Article EIGHTH.

        NINTH: The incorporator is Leonard H. Goldner, whose business address is c/o Shereff, Friedman, Hoffman & Goodman, 919
Third Avenue, New York, New York  10022.


        I, the undersigned, for the purpose of forming a corporation under the laws of the State of Delaware, do make, file and record this Certificate and do certify that the facts herein stated are true, and I have accordingly hereunto set my hand this 18th day of August, 1987.



                                   s/Leonard H. Goldner
                                   Leonard H. Goldner
                                   Secretary



                           EXHIBIT 3.3


Amended as of April 29, 1996



                             By-laws
                               OF
                    SYMBOL TECHNOLOGIES, INC.

                    ________________________

                            ARTICLE I
                             OFFICES

          Section 1.1.   Registered Office.  The registered
office of the Corporation within the State of Delaware shall be located at the principal place of business in said State of such corporation or individual acting as the Corporation's registered agent in Delaware.

          Section 1.2. Other Offices. The Corporation may also have offices and places of business at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine or the business of the Corporation may require.

                           ARTICLE II
                     MEETING OF STOCKHOLDERS

          Section 2.1.   Place of Meetings.  All meetings of
stockholders shall be held at the principal office of the Corporation, or at such other place within or without the State of Delaware as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

          Section 2.2.   Annual Meeting.  The Annual Meeting of
Stockholders shall be held at such time on such day as shall be fixed by and in the discretion of the Board of Directors. At the annual meeting, the stockholders entitled to vote for the election of directors shall elect, by a plurality vote, a Board of Directors and transact such other business as may properly come before the meeting.

          Section 2.3.   Special Meetings.  Special meetings of
stockholders, for any purpose or purposes, may be called by the Chief Executive Officer and shall be called promptly by the Chairman of the Board, if there be a Chairman of the Board, the President or the Secretary at the written request of a majority of the entire Board of Directors or the holders of record of at least fifty percent (50%) of the issued and outstanding shares of the Corporation entitled to vote for the election of directors.
Any such request shall state the purpose or purposes of the proposed meeting. At any special meeting of stockholders, only such business may be transacted as is related to the purpose or purposes set forth in the notice or waiver of notice thereof.

          Section 2.4.   Notice of Meeting.  Written notice of
every meeting of stockholders, stating the place, date and hour thereof and, in the case of a special meeting of stockholders, the purpose or purposes thereof and the person or persons by whom or at whose direction such meeting has been called and such notice is being issued shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting, either personally or by mail, such notice shall be deemed given when deposited in the United States mail, with postage prepaid, directed to the stockholder at his address as it appears on the record of the shareholders or if he shall have filed with the Secretary of the Corporation a written request that notices to him be mailed to some other address, then directed to him at such other address. Nothing herein contained shall preclude any stockholder from waiving notice as provided in Section 4 hereeof.

          Section 2.5.   Quorum.  The holders of a majority of
the issued and outstanding shares of stock of the Corporation entitled to vote thereat, represented in person or by proxy, shall be necessary to and shall constitute a quorum for the transaction of business at any meeting of stockholders. If, however, such quorum shall not be present or represented at any meeting of stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At any such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. Notwithstanding the foregoing, if after any such adjournment the Board of Directors shall fix a new record date for the adjourned meeting, or if the adjournment is for more than thirty (30) days, a notice of such adjourned meeting shall be given as provided in Section 2.4 of these By-laws, but such notice may be waived as provided in Section 4 hereof.

          Section 2.6.   Voting.  At each meeting of
stockholders, each holder of record of shares of stock entitled to vote shall be entitled to vote in person or by proxy, and each such holder shall be entitled to one vote for every share standing in his name on the books of the Corporation as of the record date fixed by the Board of Directors or prescribed by law and, if a quorum is present, a majority of the shares of such stock present or represented at any meeting of stockholders shall be the vote of the stockholders with respect to any item of business, unless otherwise provided by any applicable provision of law, by these By-laws or by the Certificate of Incorporation.
The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of stockholders, in his discretion, may require that any votes cost at such meeting shall be cast by written ballot.

          Section 2.7.   Proxies.  Every stockholder entitled to
vote at a meeting may authorize another person or persons to act for him by proxy. Each proxy shall be in writing executed by the stockholder giving the proxy or by his duly authorized attorney.
No proxy shall be valid after the expiration of three (3) years from its date, unless a longer period is provided for in such proxy. Unless and until voted, every proxy shall be revocable at the pleasure of the person who executed it, or his legal representatives or assigns except in those cases where an irrevocable proxy permitted by law has been given.

          Section 2.8. Written Consent. Any action required or permitted to be taken by the stockholders of the Corporation at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.

          Section 2.9.   List of Stockholders.  The officer of
the Corporation having charge of the stock ledger shall make, at least ten (10) days before each meeting of stockholders, a complete list of the stockholder entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order and showing the address of and the number and class and series, if any, of shares held by each. Such list, for a period of ten (10) days prior to such meeting, shall be kept at the principal place of business of the Corporation or at the office of the transfer agent or registrar of the Corporation and such other places as required by statute and shall be subject to inspection by any stockholder for any purpose germane to the meeting at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and may be inspected by any stockholder who is present.

          Section 2.10.  Stock Ledger.  The stock ledger of the
Corporation shall be the only evidence as to who are the stockholder entitled to examine the stock ledger, the list required by Section 2.9 or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

                           ARTICLE III
                            DIRECTORS

          Section 3.1.   Number of Directors.  The number of
directors of the Corporation which shall constitute the entire
Board of Directors shall be fixed from time to time by a vote of a majority of the entire Board and shall be not less than one (1) nor more than fifteen (15).

          Section 3.2. Election of Directors; Terms. Except as otherwise provided in the By-laws, only persons who are nominated in accordance with the procedures in this Section shall be eligible for election as directors of the Corporation.
Nominations of persons for election to the Board of Directors may be made at any annual meeting of stockholders by or at the direction of the Board of Directors, or by any stockholder of record entitled to vote at the meeting if written notice of the stockholder's intent to nominate such person or persons is delivered to, or mailed, postage prepaid, and received by, the Secretary of the Corporation at the principal executive offices of the Corporation no later than December 32 of the year preceding the date of the meeting. Each such notice given by a stockholder must set forth any information relating to the nominee that would be required to be disclosed in a proxy statement or other filing required to be made under state or federal securities laws. The directors shall be elected at the annual meeting of stockholders and until his successor shall have been elected and qualified. Directors need not be stockholders of the Corporation.

          Section 3.3.   Resignations.  Any director of the
Corporation may resign at any time by giving written notice to the Board or to the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein, or, if the time be not specified, it shall take effect immediately upon its receipt, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

          section 3.4.   Removal.  At a special meeting of
stockholders called for this purpose in the manner herein provided, the Board of Directors, or any individual director, may be removed from office, with or without cause, and a new director or directors elected by a vote of stockholders holding a majority of the outstanding shares entitled to vote at an election of directors.

          Section 3.5.   Newly Created Directorships and
Vacancies. Subject to the rights of the holders of any series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled by a majority vote of the directors then in office. Any director elected in accordance with the preceding sentence of this Section 3.5 shall hold office until the next meting of stockholders at which the election of directors is in the regular course of business and until such director's successor has been elected and qualified. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

          Section 3.6.   Powers and Duties.  Subject to the
applicable provisions of law, these By laws or the Certificate of Incorporation, but in furtherance and not in limitation of any rights therein conferred, the Board of Directors shall have the control and management of the business and affairs of the Corporation and shall exercise all such powers of the Corporation and do all such lawful acts and things as may be exercised by the Corporation.

          Section 3.7.   Place of Meetings.  All meetings of the
Board of Directors may be held either within or without the State of Delaware.

          Section 3.8. Annual Meeting. If the first meeting of each newly elected Board of Directors shall be held immediately after the annual stockholder's meeting and in the same place,

notice thereof shall not be necessary in order to constitute the meeting, provided a quorum shall be present. In the event that such meeting is not held at such date, time and place, the meeting may be held on any other date, time and place as shall be specified in a notice thereof given as hereinafter provided in
Section 3.11 or as shall be specified in any waiver of notice thereof.

          Section 3.9.   Regular Meetings.  Regular meetings of
the Board of Directors may be held upon notice or without notice, and at such time and at such place as shall from time to time be determined by the Board.

          Section 3.10.  Special Meetings.  Special meetings of
the Board of Directors may be called by the Chairman of the Board, if there be a Chairman of the Board, or by the President or if he is absent, unable or refuses to act, by the Secretary and shall be called promptly upon the written request of any two directors specifying the special purpose thereof, on not less than two (2) days notice to each directors. Such requests shall state the date, time and place of the meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

          Section 3.11.  Notice of Meeting.  Notice of each
special meeting of the Board (and of each regular meeting for which notice shall be required) shall be given by the Chairman of the Board, if there be a Chairman of the Board, the President or the Secretary and shall state the place, date and time of the meeting. Notice of each such meeting shall be given orally or shall be mailed to each director at his residence or usual place of business. If notice of less than one week is given, it shall be oral, whether by telephone or in person, or sent by special delivery or express mail, telecopy, telex, cable, telegraph or any other electronic means of communication. If mailed, the notice shall be deemed given when deposited in the United States mail, postage prepaid. Notice of any adjourned meeting, including the place, date and time of the new meeting, shall be given to all directors not present at the time of the adjournment, as well as to the other directors unless the place, date and time of the new meeting is announced at the adjourned meeting. Nothing herein contained shall preclude the directors from waiving notice as provided in Section 4 hereof.

          Section 3.12.  Quorum and Voting.  At all meetings of
the Board of Directors a majority of the entire Board shall be necessary to and shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, unless otherwise provided by any applicable provision of law, by these By-laws, or by the Certificate of Incorporation. The act of a majority of the directors present at the time of the vote, if a quorum is present at such time, shall be the act of the Board of Directors, unless otherwise provided by any applicable provision of law, by these By-laws or by the Certificate of Incorporation.
If a quorum shall not be present at any meeting of the Board of

Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

          Section 3.13.  Compensation.  The Board of Directors,
by the affirmative vote of a majority of the directors then in office and irrespective of any personal interest of any of its members, shall have authority to establish reasonable compensation of all directors for services to the Corporation as directors, officers or otherwise. The Board of Directors may also provide that the directors may be reimbursed for their expenses, if any, or attendance at any meeting of the Board or any committee thereof.

          Section 3.14.  Books and Records.  The directors may
keep the books for the Corporation, except such as are required by law to be kept within the state, outside of the State of Delaware, at such place or places as they may from time to time determine.

          Section 3.15.  Action Without a Meeting.  Any action
required or permitted to be taken by the Board, or by a committee of the Board, may be taken without a meeting if all members of the Board or committee, as the case may be, consent in writing to the adoption of a resolution authorizing the action. Any such resolution and the written consents thereto by the members of the Board or committee shall be filed with the minutes of the proceedings of the Board or committee.

          Section 3.16.  Telephonic Meetings.  Any one or more
members of the Board, or any committee of the Board, may participate in a meeting of the Board or committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

          Section 3.17.  Committee of the Board.  The Board may,
by resolution adopted by a majority of the entire Board, designate from among its members an executive and other committees, each consisting of one (1) or more directors. The
Board may designate one or more directors as alternate members of any such committee. Such alternate members may replace any absent member or members at any meeting of any such committee.
In the absence or disqualification of a member if a committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. The Board may also designate one or more directors as an additional member or members of any such committee solely for purposes of a specific meeting or series of meetings of any such committee. Each committee (including the members thereof) shall serve at the pleasure of the Board and shall keep minutes of its meetings and report the same to the

Board. Vacancies in the membership of the committee shall be filled by the Board at a regular meeting or at a special meeting for that purpose. A majority of the entire committee shall be necessary to and shall constitute a quorum for the transaction of business at any meeting of the committee, unless otherwise provided by any applicable provision of law, these By-laws or the Certificate of Incorporation. The act of a majority of the members of the committee present at the time of the vote, if a quorum is present at such time, shall be the act of the committee, unless otherwise provided by any applicable provision of law, these By-laws or the Certificate of Incorporation.

          Section 3.18.  Authority of Committees; Duties of
Directors. Except as otherwise provided by law, each such committee shall have and may exercise all the authority of the Board with respect to all matters, to the extent provided in the resolution of the Board establishing such committee or in any subsequent resolution of the Board.

                           ARTICLE IV
                             WAIVER

          Section 4. Waiver Whenever a notice is required to be given by any provision of law, by these By-laws, or by the Certificate of Incorporation, a waiver thereof in writing, or by telecopy or any other means of communication permissible by law, whether before or after the time stated therein, shall be deemed equivalent to such notice. In addition, any stockholder attending a meeting of stockholders in person or by proxy without protesting prior to the conclusion of the meeting the lack of notice thereof to him, and any director attending a meeting of the Board of Directors without protesting prior to the meeting or at its commencement such lack of notice, shall be conclusively deemed to have waived notice of such meeting.

                            ARTICLE V
                            OFFICERS

          Section 5.1.   Officers.  The officers of the
Corporation shall be a Chairman of the Board,  one or more Vice
Presidents and a Secretary. The Corporation may also have, at the discretion of the Board, one or more Assistant Secretaries, one or more Assistant Vice Presidents, one or more Assistant
Treasurers, a Controller and one or more Assistant Controllers, and such other officers as the Board of Directors shall at anytime or from time to time deem necessary or advisable to designate as officers or as may be appointed in accordance with the provisions of Section 5.3 of this Article V. Any person may hold two or more of such officers. All officers, as between themselves and the Corporation, shall have such authority and perform such duties in the management of the business and affairs of the Corporation as may be provided in these By-laws, or to the extent not so provided, as may be prescribed by the Board of Directors or the Chief Executive Officer as provided in Section
5.3 of this Article V.


          Section 5.2.   Election.  The officers of the
Corporation, except such officers as may be appointed in accordance with the provisions of Section 5.3 or Section 5.5 of this Article, shall have been elected annually at the annual meeting of the Board of Directors following the annual meeting of stockholders and, as vacancies occur, from time to time by the Board of Directors. Each officer shall hold his office until he shall resign or shall be removed or otherwise disqualified to serve, or his successor shall have been elected and qualified.
The officers of the Corporation need not be stockholders of the Corporation nor, except for the Chairman of the Board, need such officers be directors of the Corporation.

          Section 5.3.   Subordinate Officers.  The Board may
appoint, or may authorize the Chief Executive Officer to appoint, such other officers as the business of the Corporation may require, each of whom shall have authority and perform such duties as are provided in these By-laws or as the Board or the Chief Executive Officer may from time to time specify and each shall hold office until he shall resign or shall have been removed or otherwise disqualified to serve.

          Section 5.4. Removal and Resignation. Any officer may be removed, either with or without cause, by a majority of the directors at the time in office, at any regular or special meeting of the Board, or, except in the case of an officer chosen by the Board, by any officer upon whom such power of removal may be conferred by the Board. Any office may resign at any time by giving written notice to the Board, the Chairman of the Board, the President or the Secretary of the Corporation. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

          Section 5.5.   Vacancies.  A vacancy in any office
because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in the By-laws for the regular appointments to such office.

          Section 5.6.   Compensation.  The salaries and other
compensation of all officers and agencies of the Corporation shall be fixed by or in the manner prescribed by the Board of Directors.

          Section 5.7.   Chairman of the Board.  The Chairman of
the Board shall preside at all meetings of the Board of Directors. The Chairman of the Board shall be the Chief
Executive Officer of the Corporation, if designated as such by the Board of Directors.

          Section 5.8.   President.  The President shall be the
Chief Executive Officer and/or the Chief Operating Officer of the
Corporation, as determined by the Board of Directors. In the absence of the Chairman of the Board, if the President is a director of the Corporation, the President shall preside at meetings of the Board of Directors. The President shall have general and active management of the business and affairs of the Corporation and be responsible for its day-to-day operations, subject to the control of the Board of Directors and the Chief
Executive Officer, if the President does not hold that position, and shall see to it that all orders and resolutions of the Board of Directors are carried into effect.

          Section 5.9.   Vice Presidents.  Each Vice President
(including any Executive Vice President or Senior Vice President) shall have such powers and limiting titles and shall perform such duties as may from time to time be assigned to him by the Board of Directors and/or the Chief Executive Officer.

          Section 5.10.  Secretary.  The Secretary shall attend
all meetings of the stockholders and all meetings of the Board of Directors and shall record all proceedings taken at such meeting in a book to be kept for the purpose; he or an Assistant
Secretary shall see that all notices of meetings of stockholders and special meetings of the Board of Directors are duly given in accordance with the provisions of these By-laws or as required by law; and he shall be custodian of the records and of the corporate seal or seals of the Corporation; he or an Assistant
Secretary shall have authority to affix the corporate seal or seals to all documents, the execution of which, on behalf of the Corporation, under its seal, is duly authorized, and when so affixed it may be attested by his signature or the signature of such Assistant Secretary; and in general, he shall perform all duties incident to the office of the Secretary of the corporation and such other duties as the Board of Directors may from time to time prescribe. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature.

                           ARTICLE VI
   PROVISIONS RELATING TO STOCK CERTIFICATES AND STOCKHOLDERS

          Section 6.1.   Form and Signature.  The shares of the
Corporation shall be represented by certificates signed by the President or any Vice President or the Chairman of the Board, if there be a Chairman, or any Vice Chairman of the Board, if any, and by the Secretary or any Assistant Secretary, if any, or the Treasurer to any Assistant Treasurer, if any, and shall bear the seal of the Corporation or a facsimile thereof. Each certificate representing shares shall state upon its face (a) that the Corporation is formed under the laws of the State of Delaware,
(b) the name of the person or persons to whom it is issued, (c) the number of shares which such certificate represents and (d) the par value, if any, of each share represented by such certificate.

          Section 6.2.   Registered Stockholders.  The
Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares of stock to receive dividends or other distributions, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares of stock, and shall not be bound to recognize any equitable or legal claim to or interest in such share or shares on the part of any other person.

          Section 6.3.  Transfer of Stock.  Upon surrender to the
Corporation or the appropriate transfer agent, if any, of the Corporation, of a certificate representing shares of stock of the Corporation, duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and, in the event that the certificate refers to any agreement restricting transfer of the shares which it represents, proper evidence of compliance with such agreement, a new certificate shall be issued to the person entitled thereto, and the old certificate cancelled and the transaction recorded upon the books of the Corporation.

          Section 6.4. Lost Certificates, etc. The Corporation may issue a new certificate for shares in place of any certificate theretofore issued by it, alleged to have been lost, mutilated, stolen or destroyed, and the Board may require the owner of such lost, mutilated, stolen or destroyed certificate, or his legal representatives, to make an affidavit of that fact and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation on account of the alleged loss, mutilation, theft or destruction of any such certificate or the issuance of any such new certificate.

          Section 6.5.   Record Date.  For the purpose of
determining the stockholders entitled to notice of, or to vote at, any meeting of stockholders or any adjournment thereof, or to express written consent to, or dissent from, any corporate action without a meeting, or for the purpose of determining stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board may fix, in advance, a record date. Such date shall not be more than sixty
(60) nor less than ten (10) days before the date of any such meeting, nor more than sixty (60) days prior to any other action.

          Section 6.6.   Regulations.  Except as otherwise
provided by law, the Board may make such additional rules and regulations, not inconsistent with these By-laws, as it may deem expedient, concerning the issue, transfer and registration of certificates for the securities of the Corporation. The Board may appoint, or authorize any officer or officers to appoint, one or more transfer agents and one or more registrars and may require all certificates for shares of capital stock to bear the signature or signatures of any of them.

                           ARTICLE VII
                       GENERAL PROVISIONS

          Section 7.1.   Dividends and Distributions.  Dividends
and other distributions upon or with respect to outstanding

shares of stock of the Corporation may be declared by the Board of Directors at any regular or special meeting, and may be paid in cash, bonds, property, or in shares of stock of the Corporation. The Board shall have full power and discretion, subject to the provisions of the Certificate of Incorporation or the terms of any other corporate document or instrument binding upon the Corporation to determine what, if any, dividends or distributions shall be declared and paid or made.

          Section 7.2. Checks, etc.. All checks or demands for money and notes or other instruments evidencing indebtedness or obligations of the Corporation shall be signed by such officer or officers or other person or persons as may from time to time be designated by the Board of Directors.

          Section 7.3.   Seal.  The corporate seal shall have
inscribed thereon the name of the Corporation, the year of its incorporation and the words "Corporate Seal Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or otherwise reproduced.

          Section 7.4.   Fiscal Year.  The fiscal year of the
Corporation shall be determined by the Board of Directors.

          Section 7.5.   General and Special Bank Accounts.  The
Board may authorize from time to time the opening and keeping of general and special bank accounts with such banks, trust companies or other depositories as the Board may designate or as may be designated by any officer or officers of the Corporation to whom such power of designation may be delegated by the Board from time to time. The Board may make such special rules and regulations with respect to such bank accounts, not inconsistent with the provisions of these By-laws, as it may deem expedient.

                          ARTICLE VIII
        INDEMNIFICATION OF DIRECTORS, OFFICERS AND OTHERS

          Section 8.1.  Indemnification by the Corporation.  The
Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including but not limited to any action or suit by or in the right of the Corporation to procure a judgment in its favor) by reason of the fact that he is or was a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director, office, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise in any capacity, against expenses (including attorneys' fees), judgments fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding; provided, however, that no indemnification shall be made to or on behalf of any person if such indemnification would be prohibited under applicable law. The foregoing indemnification shall be in addition to any other rights to which those indemnified may be entitled under any law, agreement, vote or stockholders, or otherwise.

          Section 8.1.  Contract Right; Advances.  The right to
indemnification conferred in this Article VIII shall be a contract right and shall include the right to be paid by the corporation the expenses incurred in defending any proceeding referred to in Section 8.1 in advance of its final disposition;
provided, however, that the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer) in advance of the final disposition of a proceeding, shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined that such director or officer is not entitled to be indemnified under this Article VIII or otherwise.

          Section 8.23.  Indemnification of Other Persons.  The
Corporation may, by action of the Board of Directors, indemnify any other person to whom the Corporation is permitted to provide indemnification or the advancement of expenses under applicable directors and officers; provided, however, that no indemnification shall be made to or on behalf of any such other person if such indemnification would be prohibited under applicable law.

          Section 8.4.   Right to Bring Suit.  If a claim for
indemnification under Section 8.1 of this Article VIII is not paid in full by the Corporation within thirty days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to also be paid the expense of prosecuting such claim. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances, nor an actual determination by the Corporation(including its Board of Directors, independent legal counsel or its stockholders) that the claimant is not entitled to indemnification or to reimbursement or advancement of expenses, shall be a defense to the action or create a presumption that the claimant is not so entitled.

          Section 8.5. Insurance. The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, truest or other enterprise against any such expense, liability or loss under the Delaware General Corporation law.

                            ARTICLE I
                     ADOPTION AND AMENDMENTS

          Section 9.     Amendments.  These By-laws may be
repealed, altered or amended or new By-laws adopted by the

stockholders. The Board of Directors shall have the authority, if such authority is conferred upon the Board of Directors by the Certificate of Incorporation,, to repeal, alter or amend these By-laws or adopt new By-laws (including, without limitation, the amendment of any By-laws setting forth the number of directors who shall constitute the whole Board of Directors) subject to the power of the stockholders to change or repeal such By-laws.

                            EXHIIT 23




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
State of Incorporation:  Delaware

Symbol Technologies Africa, Inc.
387 Devereux Avenue
Winchester Hills, Ext. 1
Johannesburg 2091
South Africa
State of Incorporation:  Delaware

Symbol Technologies Asia, Inc.
230 Victoria Street
04-05 Bugis Junction Office Tower
Singapore 0718
State of Incorporation:  Delaware

SymboLease Canada, Inc.
2540 Matheson Boulevard East
Mississauga, Ontario, Canada  L4W 4Z2
State of Incorporation:  Delaware

Symbol Technologies Mexico, Limited
Bld.M. Avila
Camacho #88
39 Pisco Col.
Lomas de Chapultepec
Mexico City, Mexico  11000DF
Country of Incorporation:  Mexico

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

Symbol Technologies GmbH
Waldstrasse 68
6057 Dietzenbach
Germany
Country of Incorporation:  Germany

Symbol Technologies, S.R.L.
Via Cristoforo Colombo, 49
20090 Trezzano
S/L Naviglio, Milan, Italia
Country of Incorporation:  Italy

Symbol Technologies, S.A. *
Calle Princesa 32
Edificion Piovera Azul
28042 Madrid
Spain
Country of Incorporation:  Spain

Symbol Technologies Limited
12 Oaklands Park
Fishponds Road
Wokingham
Berkshire, England RG11 2FD
Country of Incorporation:  United Kingdom

Symbol-LIS
Knaves House
Knaves Beech Business Centre
Loudwater
High Wycome
Bucks, England HP10 9QR

 *  Majority owned by Symbol Technologies International, Inc.


                           EXHIBIT 23


INDEPENDENT AUDITORS' CONSENT






We consent to the incorporation by reference in Registration
Statements No. 2-81405, No. 2-94868, No. 2-94876, No. 33-3771,
No. 33-13009, No. 33-18748, No. 33-25509, No. 33-25484, No.
33-25567, No. 33-35821, No. 33-43580, No. 33-48025, No. 35-48026,
No. 33-78622, No. 33-78678, No.33-59333 and No. 333-01769 on Form
S-8 and No. 33-18745, No. 33-25432, No. 33-43581, No. 33-43584
and No. 33-45016 on Form S-3 of Symbol Technologies, Inc. of our report dated February 12, 1997, appearing in this Annual Report on Form 10-K of Symbol Technologies, Inc. for the year ended
December 31, 1995.




Deloitte and Touche LLP
Jericho, New York

March 3, 1997


                               25
