Form 10-Q
period 1997-03-31
SYMBOL TECHNOLOGIES INC
filed 1997-04-24
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549

	Form 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 1997

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

YES       X      		     NO

	APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


   Class       		     Outstanding at March 31, 1997  (1)
Common Stock,					 39,310,418  shares
par value $0.01


(1)	Reflects a three for two split of the Company's common stock effected as a fifty percent stock dividend paid April 1, 1997 to shareholders of record as of March 10, 1997.





	SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

	INDEX TO FORM 10-Q


												PAGE


PART I.	FINANCIAL INFORMATION

ITEM I.	 Financial Statements

	Condensed Consolidated Balance Sheets at
	March 31, 1997 and December 31, 1996				 2

	Condensed Consolidated Statements of Earnings
	Three Months Ended March 31, 1997 and 1996	  		 3

	Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31, 1997 and 1996			 4

	Notes to Condensed Consolidated Financial
	Statements								    5 - 6

ITEM 2.

	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	    7 - 9



PART II.	OTHER INFORMATION						     10

SIGNATURES									     11













SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS
	(All amounts in thousands, except stock par value)

										       March 31,   December 31,
		ASSETS							         1997         1996 (1)
											 (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments					   $ 29,794	 $ 34,290
  Accounts receivable, less allowance for doubtful
  accounts of $10,578 and $10,123, respectively		    155,282 	  146,273
  Inventories, net				  			    130,297	  133,637
  Deferred income taxes						     28,301	   26,125
  Prepaid expenses and other current assets		     12,179	   12,029

		TOTAL CURRENT ASSETS					    355,853	  352,354

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $65,986 and
  $60,444 respectively							    100,894	  101,331
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $63,111 and $58,288,
  respectively								    155,892	  160,553

											   $612,639  	 $614,238

		LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses			   $ 91,546	 $ 99,241
  Current portion of long-term debt					10,466	   10,384
  Income taxes payable								10,893	    9,141
  Deferred revenue							     13,623	   11,910

		TOTAL CURRENT LIABILITIES				    126,528	  130,676

LONG-TERM DEBT, less current maturities			     44,109	   50,541

OTHER LIABILITIES AND DEFERRED REVENUES			     21,893	   22,304

COMMON EQUITY PUT OPTIONS						      9,158	   11,041

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
	10,000 shares, none issued or outstanding			     -	        -
  Common stock, par value $0.01; authorized
	100,000 shares; issued 42,922 shares and
	28,195 shares, respectively						   429		 282
  Retained earnings							    220,978	  206,331
  Other stockholders' equity					    189,544	  193,063
											    410,951	  399,676

											   $612,639     $614,238

See notes to condensed consolidated financial statements

(1) The consolidated balance sheet as of December 31, 1996 has been taken from the audited financial statements at that date and condensed.

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
	(All amounts in thousands, except per share data)
	(Unaudited)
										  Three Months Ended
										       March 31,
										  1997   		  1996

NET REVENUE								$178,271		$149,082
COST OF REVENUE							  96,299		  78,316
AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS		   2,917		   2,503

GROSS PROFIT								  79,055		  68,263

OPERATING EXPENSES:
  Engineering								  13,036		  10,756
  Selling, general and administrative			  39,543		  35,166
  Amortization of excess of cost over
   fair value of net assets acquired			   1,138		     804

										  53,717		  46,726

EARNINGS FROM OPERATIONS						  25,338		  21,537

INTEREST EXPENSE, net						    (822)		    (426)


EARNINGS BEFORE PROVISION FOR
 INCOME TAXES								  24,516		  21,111

PROVISION FOR INCOME TAXES					   9,071		   8,022

NET EARNINGS								$ 15,445		$ 13,089


EARNINGS PER SHARE:
  Primary									   $0.38		  $0.33
  Fully-diluted							   $0.38		  $0.33

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
  Primary									  40,919		 40,131
  Fully-diluted							  40,919		 40,131




		See notes to condensed consolidated financial statements

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)
										Three Months Ended March 31,
										   1997   	      1996

Cash flows from operating activities:
  Net earnings								 $15,445			$13,089
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
  Depreciation and amortization of property,
   plant and equipment						   5,853			  5,362
  Other amortization						   4,823			  3,513
  Provision for losses on accounts receivable		514			    396
Changes in assets and liabilities net of
 effects of acquisitions:
  Accounts receivable						 (10,265)			(12,180)
  Sale of lease receivables					       -			 12,495
  Inventories								   3,068			 (7,037)
  Prepaid expenses and other current assets		  (2,326)			 (4,724)
  Intangible and other assets					   1,798			 (4,296)
  Accounts payable and accrued expenses			  (7,962)			 (2,387)
  Other liabilities and deferred revenues		   3,053 			  4,268
Net cash provided by operating activities		  14,001 			  8,499

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment								  (5,524)			 (9,699)
  Acquisition of subsidiaries					  (1,960)			 (4,080)
Net cash used in investing activities			  (7,484)			(13,779)

Cash flows from financing activities:
  Proceeds from issuance of notes payable		  12,650				 -
  Principal repayments of notes payable
   and long-term debt						 (19,000)			 (2,779)
  Exercise of stock options and warrants		  14,107 			  4,580
  Dividends								    (798)				 -
  Purchase of treasury shares					 (15,656)			 (6,465)
Net cash used in financing activities			  (8,697)			 (4,664)

Effects of exchange rate changes on cash		  (2,316)			   (246)

Net decrease in cash and
 temporary investments			 			  (4,496)			(10,190)

Cash and temporary investments, beginning
 of period								  34,290 			 63,650

Cash and temporary investments, end of
 period									 $29,794 			$53,460

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest								 $ 1,389		     $ 1,130
  Income taxes								 $ 1,351  		$ 3,156




		See notes to condensed consolidated financial statements

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of March 31, 1997, and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.	Primary and fully-diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents
(options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

	On February 10, 1997 the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend and a $0.03 semi-annual cash dividend both of which were payable on April 1, 1997 to shareholders of record on March 10, 1997.
In this report, all earnings per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect the stock split. In addition the number of common shares issued have been adjusted to reflect the stock split, an amount equal to the par value of the additional shares issued has been transferred from additional paid in capital to common stock and the cash dividend has been recorded as an adjustment to retained earnings as of March 31, 1997.

3.	Classification of inventories is:
						  March 31, 1997    December 31, 1996
						    (Unaudited)

	Raw materials				  $ 55,542  		$ 54,534
	Work-in-process	  	  	    19,120		  18,425
	Finished goods				    55,635		  60,678
							  $130,297   	     $133,637

4.	The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

	On April 1, 1996, PSC Inc. ("PSC") commenced suit against the Company purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. PSC has served a Third Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seeks a declaratory judgment of alleged non-infringement and validity of nine of the Company's patents, and a declaratory judgment that PSC has not breached its two license agreements with the Company and that those agreements have been terminated. The Company has amended its suit against PSC to assert infringement of four Symbol patents, breach of contract, and fraud. The Company is also seeking damages of over $1 million plus interest on unpaid royalties for each quarter since the second quarter of 1996. The Company had also sued Data General Corporation ("Data General"), a
	manufacturer of portable integrated scanning terminals incorporating a component manufactured by PSC, for infringement of the same four patents and five additional patents. The nine patents asserted against Data
General are the same nine Symbol patents as to which PSC is seeking declaratory relief.

	On October 9, 1996, the Court granted the Company's motion to sever and stay PSC's antitrust, unfair competition and related claims. On the same day, the Court denied Data General's motion to stay the Company's claims against it.

	The Company moved that an expedited hearing be held at the end of March, 1997 on three of the four patents asserted against PSC, and to stay all non-patent discovery. PSC opposed the Company's motion and made a cross-motion that no hearing be held until October, 1997 at the earliest and that all issues be tried in the Spring of 1998 or thereafter. On
October 9, 1996, the Court set a one week trial for July 14, 1997 to construe the claims in all nine patents asserted by Symbol against Data
General and PSC. The Court has stayed all proceedings on non-patent claims.

	The Company believes that all claims purportedly asserted against it by PSC are factually and legally baseless, and wholly without merit. The
Company intends to vigorously defend the litigation.


5.	During April 1997, the Company issued common equity put options on
150,000 shares of its common stock which are exercisable for a period of one year from the date of issuance and give independent parties the right to sell such shares to the Company at a strike price of $31.163 per share. The Company has not reflected this transaction in its consolidated balance sheet as of March 31, 1997. Proceeds of $285,000 from the issuance of the April 1997 put options will be credited to additional paid in capital.

	The balance of the common equity put option account as of March 31, 1997 and December 31, 1996, represents the amount the Company would be obligated to pay if all unexpired put options were exercised relating to prior year transactions outstanding as of the respective balance sheet dates. The decrease in the balance as of March 31, 1997 from December
31, 1996 is due to the expiration of an obligation associated with 47,000 shares of the Company's common stock at a strike price of $40.055 and corresponding reclassification to additional paid in capital. The balance in the common equity put option account will be increased in the amount of $4,674,000 which represents the Company's obligation if all April 1997 put options were exercised.

Management's Discussion and Analysis of
	Financial Condition and Results of Operations

Results of Operations
	Net revenue of $178,271,000 for the three months ended March 31, 1997 increased 19.6 percent over the comparable prior year period due to increased worldwide sales of both scanner products and hand-held computer systems. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately one percent for the three months ended March 31, 1997 due to a stronger U.S. dollar. Foreign exchange rate fluctuations did not have a material impact on net revenue for the three months ended March 31, 1996.

	Geographically, North America revenue increased 13.8 percent and International revenue increased 27.9 percent, respectively, over the
prior year.   North America and International revenue continue to
represent approximately three-fifths and two-fifths of net revenue, respectively.

	Cost of revenue (as a percentage of revenue) of 54.0 percent for the three months ended March 31, 1997 increased from 52.5 percent for the three months ended March 31, 1996. This increase resulted primarily from a change in the mix of the Company's products sold to a higher percentage of lower margin products and an increase in revenue derived from the Company's indirect sales channel.

	Amortization of software development costs of $2,917,000 for the three months ended March 31, 1997 increased from $2,503,000 for the three months ended March 31, 1996 due to new product releases.

	Engineering costs for the three months ended March 31, 1997 increased to $13,036,000 from $10,756,000 for the three months ended March 31, 1996. While engineering expenses as a percentage of net revenue remained relatively constant at 7.3 percent, in absolute dollars, engineering expenses increased 21.2 percent from the prior year period due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

	Selling, general and administrative expenses of $39,543,000 for the three months ended March 31, 1997 increased from $35,166,000 for the three months ended March 31, 1996. While in absolute dollars, selling, general and administrative expenses increased 12.4 percent from the prior year period, as a percentage of revenue such expenses were reduced to 22.2 percent for the three months ended March 31, 1997, from 23.6 percent in 1996. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and expenses incurred by three subsidiaries acquired during 1996.

	Amortization of excess of cost over fair value of net assets acquired of $1,138,000 for the three months ended March 31, 1997 increased from $804,000 for the three months ended March 31, 1996 due to the acquisition of three subsidiaries in the prior year.

	Net interest expense increased to $822,000 for the three months ended March 31, 1997 from $426,000 for the three months ended March 31, 1996 due to decreased interest income as a result of the decrease in cash and temporary investments, a reduction in interest capitalized in connection with the renovation of the Company's worldwide headquarters in 1996 partially offset by a reduction in interest expense due to repayments of outstanding debt.

	The Company's effective tax rate of 37.0 percent for the three months ended March 31, 1997 decreased from 38.0 percent in the prior year primarily due to an increase in exempt earnings from foreign sales.

	Liquidity and Capital Resources

	The Company utilizes a number of measures of liquidity
including the following:
								March 31,		December 31,
								  1997  		   1996

	Working Capital (in thousands)    	$229,325		  $221,678

	Current Ratio (Current Assets
	 to Current Liabilities)			   2.8:1		     2.7:1

	Long-Term Debt to Capital		    9.7%		     11.2%
      (Long-term debt to long-term
		 debt plus equity)

	Current assets increased by $3,499,000 from December 31, 1996 principally due to an increase in accounts receivable as a result of the increase in net revenue.

	Current liabilities decreased $4,148,000 from December 31, 1996 primarily due to a decrease in accounts payable and accrued expenses partially offset by an increase in income taxes payable from the results of profitable operations, and increases in deferred revenue.

	The aforementioned activity resulted in a working capital increase of $7,647,000 for the three months ended March 31, 1997.
The Company's current ratio at March 31, 1997 increased to 2.8:1 compared with 2.7:1 as of December 31, 1996.

	Property, plant and equipment expenditures for the three months ended March 31, 1997 totalled $5,524,000 compared to $9,699,000 for the three months ended March 31, 1996. The fluctuation from the prior year period was due to the renovation of the Corporate Headquarters incurred in the prior year period. Such expenditures were financed by existing cash and temporary investments. The Company does not have any material commitments for capital expenditures.

	The Company's long-term debt to capital ratio decreased to
9.7 percent at March 31, 1997 from 11.2 percent at December 31, 1996 primarily due to increased equity from results of operations and payments of the annual installment of the Company's 7.76 percent Series A Senior Notes and the first installment of the Company's 7.76 percent Series B Senior Notes.

	The Company has loan agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling $60,000,000. As of March 31, 1997, the Company had no outstanding borrowings under these lines. These agreements expire between June 30, 1997 and December 31, 1997.

The Company generated over $14,000,000 positive cash flow from operations for the three months ended March 31, 1997, but experienced an overall decrease in cash of $4,496,000 for the period. The positive cash flow provided by operations was offset by cash used in investing and financing activities during the period. Cash was used for the purchase of 315,830 shares of the Company's common stock, the note repayments described above and expenditures for property, plant and equipment. The purchases of common stock include both shares purchased from officers related to the exercise of stock options and shares purchased in open market transactions. These purchases were partially offset by cash flow generated from and tax benefits associated with the exercise of stock options.

	The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.

Part II - Other Information




NONE

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.




Dated:  April 23, 1997		By:    /s/ Jerome Swartz
							  Jerome Swartz, Chairman and
							  Chief Executive Officer




Dated:  April 23, 1997		By:    /s/ Brian T. Burke
							  Brian T. Burke
							  Vice President -
							  Chief Accounting Officer