Form 10-Q
period 1997-06-30
SYMBOL TECHNOLOGIES INC
filed 1997-07-25
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549

	Form 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended June 30, 1997

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

YES       X      		     NO

	APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


   Class       		     Outstanding at June 30, 1997
Common Stock,					39,300,018 shares
par value $0.01





	SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

	INDEX TO FORM 10-Q


												   PAGE


PART I.	FINANCIAL INFORMATION

ITEM I.	 Financial Statements

	Condensed Consolidated Balance Sheets at
	June 30, 1997 and December 31, 1996						2

	Condensed Consolidated Statements of Earnings
	Three and Six Months Ended June 30, 1997 and 1996			3

	Condensed Consolidated Statements of Cash Flows
	Three and Six Months Ended June 30, 1997 and 1996		   4 - 5

	Notes to Condensed Consolidated Financial
	Statements										   6 - 7

ITEM 2.

	Management's Discussion and Analysis of
	Financial Condition and Results of Operations			   8 - 10


PART II.	OTHER INFORMATION							  11 - 12

SIGNATURES											     13











SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS
	(All amounts in thousands, except stock par value)

									         June 30,   December 31,
			ASSETS						      1997         1996 (1)
										  (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments				    $ 34,724	  $ 34,290
  Accounts receivable, less allowance for doubtful
	accounts of $11,070 and $10,123, respectively     153,223 	   146,273
  Inventories, net				  			     134,158 	   133,637
  Deferred income taxes						      27,684 	    26,125
  Prepaid expenses and other current assets		      16,726	    12,029

		TOTAL CURRENT ASSETS				     366,515	   352,354

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $72,200 and
  $60,444, respectively							101,964      101,331
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $67,991 and $58,288,
  respectively								     155,652      160,553

										    $624,131  	  $614,238

		LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses		    	    $ 88,539	  $ 99,241
  Current portion of long-term debt			      10,549       10,384
  Income taxes payable							 16,013	     9,141
  Deferred revenue							      12,367	    11,910

		TOTAL CURRENT LIABILITIES			     127,468	   130,676

LONG-TERM DEBT, less current maturities			      43,208	    50,541

OTHER LIABILITIES AND DEFERRED REVENUE			      21,911	    22,304

COMMON EQUITY PUT OPTIONS					      13,832	    11,041

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
	10,000 shares, none issued or outstanding		      -	         -
  Common stock, par value $0.01; authorized
	100,000 shares; issued 43,158 shares and
	28,195 shares, respectively					    432 		  282
  Retained earnings							     237,152	   206,331
  Other stockholders' equity					     180,128	   193,063
										     417,712      399,676

										    $624,131     $614,238

See notes to condensed consolidated financial statements

(1) The consolidated balance sheet as of December 31, 1996 has been taken from the audited financial statements at that date and condensed.

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
	(All amounts in thousands, except per share data)
	(Unaudited)

						    Three Months Ended  	   Six Months Ended
					               June 30,             June 30,
						      1997  	   1996      1997        1996

NET REVENUE				    $187,663	$159,328   $365,934   $308,410
COST OF REVENUE			     102,336     84,617    198,635    162,933
AMORTIZATION OF SOFTWARE
 DEVELOPMENT COSTS		            2,845	   2,493      5,762      4,996

GROSS PROFIT			           82,482     72,218    161,537    140,481

OPERATING EXPENSES:
 Engineering				      14,021     11,517     27,057     22,273
 Selling, general and
  administrative			      40,702     36,118     80,245     71,284
 Amortization of excess
  of cost over fair value
  of net assets acquired	            1,209        730      2,347      1,534

					           55,932     48,365    109,649     95,091

EARNINGS FROM OPERATIONS		      26,550     23,853     51,888     45,390

INTEREST EXPENSE, net	             (877)	    (804)    (1,699)    (1,230)

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES			      25,673	  23,049     50,189	    44,160


PROVISION FOR INCOME TAXES           9,499	   8,759     18,570     16,781


NET EARNINGS			         $ 16,174	 $14,290   $ 31,619	  $ 27,379


EARNINGS PER SHARE:
  Primary					       $0.40      $0.35      $0.77      $0.68
  Fully-diluted			       $0.40	   $0.35	    $0.77      $0.67

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING:
  Primary					       40,743	  40,710	   40,843     40,428
  Fully-diluted			       40,798    40,743     40,866     40,631









		See notes to condensed consolidated financial statements

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)
								        Three Months Ended June 30,
									       1997           1996
Cash flows from operating activities:
 Net earnings								$16,174	     $14,290
 Adjustments to reconcile net earnings
  to net cash from operating activities:
 Depreciation and amortization of property,
   plant and equipment						  6,928	       5,765
 Other amortization  						  4,880	       3,180
 Provision for losses on accounts receivable		    749	         476
Changes in assets and liabilities
 net of effects of acquisition:
  Accounts receivable						  1,901         (7,105)
  Inventories								 (3,642)	     (21,846)
  Prepaid expenses and other current assets		 (3,930)        (2,949)
  Intangible and other assets 				 (5,340)        (5,211)
  Accounts payable and accrued expenses			 (2,788)        16,960
  Other liabilities and deferred revenue		  3,882	       2,003
Net cash provided by operating activities		 18,814	       5,563

Cash flows from investing activities:
  Note receivable							  2,500		      -
  Expenditures for property, plant and
   equipment						 		 (7,911)        (8,430)
  Acquisition of subsidiaries					 (1,800)		 (3,000)
Net cash used in investing activities			 (7,211)       (11,430)


Cash flows from financing activities:
  Proceeds from issuance of notes payable		 77,330		      -
  Principal repayments of notes payable
   and long term debt					  	(78,148)	        (774)
  Exercise of stock options and warrants		  2,338		  7,605
  Proceeds from common equity put options		    285		      -
  Purchase of treasury shares					 (8,412)        (1,687)
Net cash (used in)/provided by
 financing activities						 (6,607)         5,144

Effects of exchange rate changes on cash		    (66)          (158)

Net increase (decrease) in cash and
 temporary investments						  4,930           (881)

Cash and temporary investments, beginning
 of period								 29,794         53,460

Cash and temporary investments, end of
 period									$34,724	     $52,579

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest								$ 1,191        $ 1,299
  Income taxes 							  3,902            926


		See notes to condensed consolidated financial statements

	SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(All amounts in thousands)
	(Unaudited)
								      Six Months Ended June 30,
    									     1997            1996
Cash flows from operating activities:
 Net earnings							   $31,619 	   $27,379
 Adjustments to reconcile net earnings to
  net cash from operating activities:
  Depreciation and amortization of property,
   plant and equipment					    12,781 	    11,127
  Other amortization					     9,703	     6,693
  Provision for losses on accounts receivable	1,263	       872
Changes in assets and liabilities
 net of effects of acquisition:
  Accounts receivable     				    (8,364)	   (19,285)
  Sale of lease receivables				         - 	    12,495
  Inventories							      (574)	   (28,883)
  Prepaid expenses and other current assets	    (6,256)	    (7,673)
  Intangible and other assets				    (3,542)	    (9,507)
  Accounts payable and accrued expenses	        (10,750)	    14,573
  Other liabilities and deferred revenue	     6,935	     6,271
Net cash provided by operating
 activities							    32,815   	    14,062

Cash flows from investing activities:
  Note receivable						     2,500 	         -
  Expenditures for property, plant and
   equipment							   (13,435) 	   (18,129)
  Acquisition of subsidiaries				    (3,760)	    (7,080)
Net cash used in investing activities		   (14,695)       (25,209)

Cash flows from financing activities:
  Proceeds from issuance of notes payable	    89,980	         -
  Principal repayments of notes payable
   and long term debt					   (97,148)	    (3,553)
  Exercise of stock options and warrants	    16,445 	    12,185
  Proceeds from common equity put options	       285 	         -
  Dividends paid						      (798)	         -
  Purchase of treasury shares				   (24,068)	    (8,152)
Net cash (used in)/provided by
 financing activities					   (15,304)   	       480

Effects of exchange rate changes on cash	    (2,382)          (404)

Net increase (decrease) in cash and
 temporary investments					       434  	   (11,071)

Cash and temporary investments, beginning
  of period							    34,290 	    63,650

Cash and temporary investments, end of
  period								   $34,724	   $52,579

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest							   $ 2,580    	   $ 2,429
  Income taxes							     5,253   	     4,082


		See notes to condensed consolidated financial statements

	SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED
	FINANCIAL STATEMENTS
	(All amounts in thousands, except per share data)

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of June 30, 1997, and the results of its operations and its cash flows for the three and six months ended
June 30, 1997 and 1996, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. 	Primary and fully-diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents
(options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

	On February 10, 1997 the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend and a $0.03 semi-annual cash dividend ($0.02 post stock split) both of which were payable on April 1, 1997 to shareholders of record on March 10, 1997. In this report, all earnings per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect the stock split. In addition the number of common shares issued have been adjusted to reflect the stock split, an amount equal to the par value of the additional shares issued has been transferred from additional paid in capital to common stock and the cash dividend has been recorded as an adjustment to retained earnings as of March 31, 1997.

3.	Classification of inventories is:

						   June 30, 1997    December 31, 1996
						    (Unaudited)

	Raw materials				  $ 60,919   		$ 54,534
	Work-in-process	  	  	    18,466   		  18,425
	Finished goods				    54,773		  60,678
							  $134,158   	     $133,637

4.	The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will have no material adverse effect on the Company's consolidated financial position or results of operations.

	On April 1, 1996, PSC Inc. ("PSC") commenced suit against the Company purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. PSC has served a Third Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seeks a declaratory judgment of alleged non-infringement and validity of nine of the Company's patents, and a declaratory

-6-
	judgment that PSC has not breached its two license agreements with the Company and that those agreements have been terminated. The
Company has amended its suit against PSC to assert infringement of four Symbol patents, breach of contract, and fraud. The Company is also seeking damages which are now in excess of $8 million plus interest on unpaid royalties for each quarter since the second quarter of 1996. The Company had also sued Data General
Corporation ("Data General"), a manufacturer of portable integrated scanning terminals incorporating a component manufactured by PSC, for infringement of the same four patents and five additional patents. The nine patents asserted against Data General are the same nine Symbol patents as to which PSC is seeking declaratory relief.

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

5.	During April 1997, the Company issued common equity put options on
150,000 shares of its common stock which are exercisable for a period of one year from the date of issuance and give independent parties the right to sell such shares to the Company at a strike price of $31.163 per share. Proceeds of $285,000 from the issuance of the April 1997 put options have been credited to additional paid in capital.

	The balance of the common equity put option account as of June 30, 1997 and December 31, 1996, represents the amount the Company would be obligated to pay if all unexpired put options were exercised relating to unexpired transactions outstanding as of the respective balance sheet dates. The increase in the balance as of June 30, 1997 from December 31, 1996 is due to April 1997 issuance previously described, partially offset by the expiration of an obligation associated with 70,500 shares of the Company's common stock at a strike price of $26.703 and corresponding reclassification to additional paid in capital.

	On July 16, 1997 an obligation expired associated with 375,000 shares of the Company's common stock at a strike price of $24.421.
As a result, the balance in the common equity put option account will be decreased and additional paid in capital will be increased by $9,158,000 in July 1997.

6.	In July 1997, the Company established wholly owned subsidiaries in
Holland and Japan through the acquisition of Score Datacom Nederland
B.V. and Olympus Symbol Inc., respectively. These acquisitions will be accounted for as purchases and, accordingly, the related acquisition cost will be allocated to net assets acquired based upon fair values. The initial cash consideration related to these acquisitions amounted to approximately $3,000,000 and $4,300,000, respectively. The fair value of net assets to be acquired is estimated at approximately $800,000 and $4,300,000, respectively.
The excess of cost over net assets acquired relating to these acquisitions will be amortized over twenty years.

	Additional acquisition payments will be contingent upon the attainment of certain annual net revenue levels as defined in the respective agreements during the next three years.

	Result of operations of these subsidiaries are not reflected in Company's consolidated financial statements as of June 30, 1997 as they will be included in consolidated operations as of their respective effective acquisition dates. Pro forma results of operations, assuming these acquisitions had been completed at the beginning of 1997 and 1996, would not differ materially from the reported results.

Management's Discussion and Analysis of
	Financial Condition and Results of Operations

Results of Operations

	Net revenue of $187,663,000 and $365,934,000 for the three and six months ended June 30, 1997 increased 17.8 percent and 18.7 percent, respectively, over the comparable prior year periods. The increase for the three and six months ended June 30, 1997 is due to increased worldwide sales of both scanner and hand held computer systems. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 1.3 percent and 1.0 percent, respectively for the three and six months ended June 30, 1997 and unfavorably impacted net revenue by approximately 1.2 percent and 1.0 percent, respectively, for the three and six months ended June 30, 1996.

	Geographically, North America revenue increased 10.5 percent and
12.1 percent, respectively, for the three and six months ended June 30, 1997 over the comparable prior year periods. International revenue increased 28.9 percent and 28.4 percent, respectively, for the three and six months ended June 30, 1997 over the comparable prior year periods. North America and International revenue continue to represent approximately three-fifths and two-fifths of net revenue, respectively.

	Cost of revenue (as a percentage of net revenue) of 54.5 percent and
54.3 percent for the three and six months ended June 30, 1997, increased from 53.1 percent and 52.8 percent, respectively, for the comparable prior year periods. This increase resulted primarily from a change in the mix of the Company's products sold to a higher percentage of lower margin products and an increase in revenue derived from the Company's indirect sales channel.

	Amortization of software development costs of $2,845,000 and $5,762,000 for the three and six months ended June 30, 1997 increased from $2,493,000 and $4,996,000 in the comparable prior year periods due to new product releases.

	Engineering expenses for the three and six months ended June 30, 1997 increased to $14,021,000 and $27,057,000 from $11,517,000 and
$22,273,000, respectively, for the comparable prior year periods. In absolute dollars engineering expenses increased 21.7 percent and 21.5 percent, respectively, from the prior year periods. As a percentage of revenue such expenses increased to 7.5 percent and 7.4 percent, respectively for the three and six months ended June 30, 1997 compared to
7.2 percent in the comparable prior year periods. The increase in absolute dollars is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

	Selling, general and administrative expenses of $40,702,000 and $80,245,000 for the three and six months ended June 30, 1997 increased from $36,118,000 and $71,284,000, respectively, for the comparable prior year periods. While in absolute dollars, selling, general and administrative expenses increased 12.7 percent and 12.6 percent, respectively, from the prior year periods, as a percentage of revenue such expenses decreased to 21.7 percent and 21.9 percent for the three and six months ended June 30, 1997 from 22.7 percent and 23.1 percent, respectively, in the comparable prior year periods. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and expenses incurred by three acquired subsidiaries in 1996.

	Amortization of excess of cost over fair value of net assets acquired of $1,209,000 and $2,347,000 for the three and six months ended June 30, 1997, increased from $730,000 and $1,534,000 in 1996 due to the acquisitions of three subsidiaries in the prior year.

	Net interest expense increased to $877,000 and $1,699,000 for the three and six months ended June 30, 1997 from $804,000 and $1,230,000 for the comparable prior year periods due to decreased interest income as a result of the decrease in cash and temporary investments and a reduction of interest capitalized in connection with the renovation of the Company's worldwide headquarters in the prior year partially offset by a reduction in interest expense due to repayments of outstanding debt.

	The Company's effective tax rate of 37.0 percent for the three and six months ended June 30, 1997, respectively, decreased from 38.0 percent for the three and six months ended June 30, 1996 primarily due to an increase in exempt earnings of the Company's foreign sales corporation.


Liquidity and Capital Resources

	The Company utilizes a number of measures of liquidity including the following:
									June 30,		December 31,
									  1997  		   1996

	Working Capital (in thousands)    		$239,047    	  $221,678

	Current Ratio (Current Assets
	 to Current Liabilities)				   2.9:1 		    2.7:1

	Long-Term Debt to Capital				     9.4%   		11.2%
      (Long-term debt to long-term
		 debt plus equity)

	Current assets increased by $14,161,000 from December 31, 1996 principally due to an increase in accounts receivable and inventories to support higher operating levels, prepaid expenses and other current assets.

	Current liabilities decreased $3,208,000 from December 31, 1996 primarily due to decreases in accounts payable and accrued expenses, partially offset by an increase in income taxes payable as a result of profitable operations.

	The aforementioned activity resulted in a working capital increase of $17,369,000 for the six months ended June 30, 1997. The Company's current ratio at June 30, 1997 increased to 2.9:1 from 2.7:1 at December 31, 1996 primarily due to the higher percentage increase in current assets described above.

	Property, plant and equipment expenditures for the six months ended June 30, 1997 totalled $13,435,000 compared to $18,129,000 for the six months ended June 30, 1996. The fluctuation from the prior year period was due to the renovation of the Company's new corporate headquarters incurred in the prior year period. Such expenditures for the period were financed by existing cash and temporary investments. The Company does not have any material commitments for capital expenditures.

	The Company's long-term debt to capital ratio decreased to 9.4 percent at June 30, 1997 from 11.2 percent at December 31, 1996 primarily due to increased equity from the results of operations, payment of the annual installment of the Company's 7.76 percent Series A Senior Notes and the first annual installment of the Company's 7.76 percent Series B Senior Notes.

	The Company has credit agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling $60,000,000.
As of June 30, 1997, the Company had no outstanding borrowings under these lines. These agreements expire between December 31, 1997 and June 30,
1998.

	The Company generated over $18,814,000 positive cash flow from operations for the three months ended June 30, 1997, and experienced an overall increase in cash of $4,930,000 for the period. The positive cash flow provided by operations was offset by cash used in investing and financing activities during the period. Cash was used for the purchase of 247,000 shares of the Company's common stock, acquisition related payments and expenditures for property, plant and equipment. The purchases of common stock include both shares purchased from officers related to the exercise of stock options and shares purchased in open market transactions. These purchases were partially offset by cash flow generated from and tax benefits associated with the exercise of stock options and the receipt of the remaining balance of a note receivable.


	The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.

			Part II - Other Information


Item 1.  Legal Proceedings:

On April 1, 1996, PSC Inc. ("PSC") commenced suit against the Company in Federal District Court for the Western District of New York, purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgement of non-infringement and invalidity as to certain of the Company's patents. PSC has served a Third Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seeks a declaratory judgment of alleged non-infringement and validity of nine of the Company's patents, and a declaratory judgement that PSC has not breached its two license agreements with the Company and that those agreements have been terminated. The Company has amended its suit against PSC to assert infringement of four Symbol patents, breach of contract, and fraud. The Company is also seeking damages which now exceed $8,000,000 plus interest on unpaid royalties since the second quarter of 1996. The Company had also sued Data General Corporation ("Data General"), a manufacturer of portable integrated scanning terminals which incorporates scan engines from PSC, for infringement of the same four patents and five additional patents. The nine patents asserted against Data General are the same nine Symbol patents as to which PSC is seeking declaratory relief.

On October 9, 1996, the Court granted the Company's motion to sever and stay PSC's antitrust, unfair competition and related claims. On the same day, the Court denied Data General's motion to stay the Company's claims against it. The Court also set a one week trial (a "Markman" hearing) for July 14, 1997, to construe the claims in all nine patents asserted by Symbol against Data General and PSC.

On May 8, 1997, the Court ruled, on its own motion, to postpone the "Markman" hearing which had been scheduled to commence on July 14, 1997. In the interest of judicial economy, the Court also stayed discovery in the patent claims until a non-judicial arbitration which PSC had initiated on March 10, 1997 is completed. The arbitration involves an interpretation of certain provisions of a 1995 license agreement between the Company and Spectra-Physics Scanning Systems, Inc. concerning the extent to which customers of the QS6000 scan engine can obtain immunity from the Company's patents if such customers integrate this scan engine into their integrated scanning terminals. The arbitration was heard on July 22-24, 1997. A decision by the Arbitrator is expected within the next 60 days. The Company believes that PSC's position in the arbitration is factually and legally baseless and, in addition, ignores the fact that the parties' relationship is governed by other license agreements between the Company and PSC. Upon conclusion of the arbitration, the Company intends to seek a ruling from the Court that Company's license agreements with PSC, which PSC argues have been terminated and under which it has ceased paying royalties for over a year, remain in full force and effect and require royalty payments to be made to the Company pursuant to those agreements.

Item 4.  Submission of Matters to a Vote of Security Holders

	The Company's Annual Meeting of Shareholders was held on May 5, 1997. At the meeting all nine directors nominated by the Company were reelected. The votes cast for each nominee were as follows:

		     For   	    Against

	Jerome Swartz	 24,499,134	   152,544
	Harvey P. Mallement	 24,497,907	   153,771
	Frederic P. Heiman	 24,499,381	   152,297
	Raymond R. Martino	 24,498,134	   153,544
	Saul P. Steinberg	 24,496,352	   155,326
	Lowell Freiberg	 24,497,727	   153,951
	George Bugliarello	 24,475,856	   175,882
	Charles Wang	 24,468,595	   183,083
	Tomo Razmilovic	 24,529,294	   152,384

	The shareholders voted in favor of a proposal to approve the adoption of the 1997 Employee Stock Option Plan by a vote of 20,827,691 in favor, 1,313,574 opposed and 70,016 abstaining.

	Shareholders also voted in favor of a proposal to adopt the 1997 Employee Stock Purchase Plan by a vote of 21,993,769 in favor, 149,674 opposed and 66,020 abstaining.

	Shareholders also ratified the appointment of Deloitte & Touche as the Company's auditors for fiscal 1997 by a vote of 24,577,879 in favor, 31,357 opposed and 42,442 abstaining.

	SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



						SYMBOL TECHNOLOGIES, INC.




Dated:  July 25, 1997	By:  /s/ Jerome Swartz
		    Jerome Swartz, Chairman and
		    Chief Executive Officer




Dated:  July 25, 1997	By:  /s/ Kenneth V. Jaeggi
		    Kenneth V. Jaeggi
		    Senior Vice President -
		    Chief Financial Officer