Form 10-Q
period 1997-09-30
SYMBOL TECHNOLOGIES INC
filed 1997-10-17
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
	Form 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1997

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

YES       X      		     NO

	APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


   Class       		     Outstanding at September 30, 1997
Common Stock,					39,483,870 shares
par value $0.01





	SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

	INDEX TO FORM 10-Q


												   PAGE


PART I.	FINANCIAL INFORMATION

ITEM I.	 Financial Statements

	Condensed Consolidated Balance Sheets at
	September 30, 1997 and December 31, 1996					2

	Condensed Consolidated Statements of Earnings
	Three and Nine Months Ended September 30, 1997 and 1996		3

	Condensed Consolidated Statements of Cash Flows
	Three and Nine Months Ended September 30, 1997 and 1996    4 - 5

	Notes to Condensed Consolidated Financial
	Statements										   6 - 8

ITEM 2.

	Management's Discussion and Analysis of
	Financial Condition and Results of Operations			   9 - 11


PART II.	OTHER INFORMATION							   12

SIGNATURES											   13











SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS
	(All amounts in thousands, except stock par value)

										 September 30,  December 31,
			ASSETS						     1997          1996 (1)
										  (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments				    $ 44,601	  $ 34,290
  Accounts receivable, less allowance for doubtful
	accounts of $11,602 and $10,123, respectively     173,120 	   146,273
  Inventories, net							     135,415 	   133,637
  Deferred income taxes						      28,910 	    26,125
  Other current assets						      19,415	    12,029

		TOTAL CURRENT ASSETS				     401,461	   352,354

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $78,764 and
  $60,444, respectively							103,534      101,331
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $72,756 and $58,288,
  respectively								     156,808      160,553

										    $661,803  	  $614,238

		LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses			    $106,577	  $ 99,241
  Current portion of long-term debt				 10,459	    10,384
  Income taxes payable							 19,020	     9,141
  Deferred revenue							      11,556	    11,910

		TOTAL CURRENT LIABILITIES			     147,612	   130,676

LONG-TERM DEBT, less current maturities			      43,198	    50,541

OTHER LIABILITIES AND DEFERRED REVENUE			      22,370	    22,304

COMMON EQUITY PUT OPTIONS					       4,674	    11,041

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
	10,000 shares, none issued or outstanding		      -	         -
  Common stock, par value $0.01; authorized
	100,000 shares; issued 43,501 shares and
	28,195 shares, respectively					    435 		  282
  Retained earnings							     254,859	   206,331
  Other stockholders' equity					     188,655	   193,063
										     443,949      399,676

										    $661,803     $614,238

See notes to condensed consolidated financial statements

(1) The consolidated balance sheet as of December 31, 1996 has been taken from the audited financial statements at that date and condensed.

-2-


SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(All amounts in thousands, except per share data)
(Unaudited)

					    Three Months Ended       Nine Months Ended
				            September 30,           September 30,
					      1997  	  1996  	     1997       1996

NET REVENUE			    $201,876	$170,963	   $567,810   $479,373
COST OF REVENUE		     110,466     91,399	    309,101    254,332
AMORTIZATION OF SOFTWARE
 DEVELOPMENT COSTS	            2,938	   2,802	      8,700      7,798

GROSS PROFIT		           88,472     76,762	    250,009    217,243

OPERATING EXPENSES:
 Engineering			      14,846     12,062	     41,903     34,335
 Selling, general and
  administrative		      42,148     38,264	    122,393    109,548
 Purchased research and
  development and merger
  integration costs			      -	  12,341		     -	 12,341
 Amortization of excess
  of cost over fair value
  of net assets acquired        1,251      1,048	      3,598      2,582

				           58,245     63,715	    167,894    158,806

EARNINGS FROM OPERATIONS	      30,227     13,047	     82,115     58,437

INTEREST EXPENSE, net            (869)      (945)	     (2,568)    (2,175)

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES		      29,358	  12,102	     79,547     56,262


PROVISION FOR INCOME TAXES     10,862	   4,599	     29,432     21,380


NET EARNINGS		         $ 18,496	$  7,503	   $ 50,115   $ 34,882
EARNINGS PER SHARE:
  Primary				       $0.45      $0.18        $1.23      $0.86
  Fully-diluted		       $0.45	   $0.18	      $1.21      $0.86

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING:
  Primary				      40,859	  40,701		40,833     40,514
  Fully-diluted		      41,376	  40,781	     41,388     40,719







	See notes to condensed consolidated financial statements



-3-


SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)
								    Three Months Ended September 30,
									       1997           1996
Cash flows from operating activities:
 Net earnings								$18,496	     $ 7,503
 Adjustments to reconcile net earnings
  to net cash from operating activities:
 Depreciation and amortization of property,
   plant and equipment						  6,548	       6,046
 Other amortization  						  4,765	       4,294
 Provision for losses on accounts receivable		    771	         467
 Charge for purchased research and development	      -		 10,741
Changes in assets and liabilities
 net of effect of acquisitions:
  Accounts receivable						(15,921)       (13,693)
  Sale of lease receivables					      - 		  4,813
  Inventories								  2,468 	      (1,313)
  Other current assets						 (3,397)         4,834
  Intangible and other assets 				 (3,779)       (11,277)
  Accounts payable and accrued expenses			 10,051         (6,101)
  Other liabilities and deferred revenue		  2,237 	      (4,417)
Net cash provided by operating activities		 22,239	       1,897

Cash flows from investing activities:
  Note receivable							      - 		    500
  Expenditures for property, plant and
   equipment								 (7,844)        (7,350)
  Acquisition of subsidiaries, net of
   cash acquired							 (4,266)		(19,818)
Net cash used in investing activities			(12,110)       (26,668)

Cash flows from financing activities:
  Proceeds from issuance of notes payable		 43,331		 29,405
  Principal repayment of notes payable
   and long term debt						(43,431)	     (29,502)
  Exercise of stock options and warrants		  7,231		  3,240
  Proceeds from common equity put options		      -            946
  Dividends paid							   (789)		      -
  Purchase of treasury shares					 (5,866)        (4,338)
Net cash provided by/(used in)
 financing activities						    476           (249)

Effects of exchange rate changes on cash		   (728)           395

Net increase(decrease) in cash and
 temporary investments						  9,877        (24,625)

Cash and temporary investments, beginning
 of period								 34,724         52,579

Cash and temporary investments, end of
 period									$44,601	     $27,954

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest								 $  898         $1,080
  Income taxes 							    908          5,019

		See notes to condensed consolidated financial statements
-4-


	SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(All amounts in thousands)
	(Unaudited)
								 Nine Months Ended September 30,
									     1997            1996

Cash flows from operating activities:
 Net earnings							   $50,115 	   $34,882
 Adjustments to reconcile net earnings to
  net cash from operating activities:
  Depreciation and amortization of property,
   plant and equipment					    19,329 	    17,173
  Other amortization					    14,468	    10,987
  Provision for losses on accounts receivable	2,034	     1,339
  Charge for purchased research and
   development							         -	    10,741
Changes in assets and liabilities
 net of effect of acquisitions:
  Accounts receivable     				   (24,285)	   (32,978)
  Sale of lease receivables				         - 	    17,308
  Inventories							     1,894 	   (30,196)
  Other current assets					    (9,653)	    (2,839)
  Intangible and other assets				    (7,321)	   (20,784)
  Accounts payable and accrued expenses	           (699)	     8,472
  Other liabilities and deferred revenue	     9,172	     1,854
Net cash provided by operating
 activities							    55,054   	    15,959

Cash flows from investing activities:
  Note receivable						     2,500 	       500
  Expenditures for property, plant and
   equipment							   (21,279) 	   (25,479)
  Acquisition of subsidiaries, net of
   cash acquired  				 		    (8,026)	   (26,898)
Net cash used in investing activities		   (26,805)       (51,877)

Cash flows from financing activities:
  Proceeds from issuance of notes payable and
   long term debt						   133,311	    29,405
  Principal repayments of notes payable and
   long term debt					 	  (140,579)	   (33,055)
  Exercise of stock options and warrants	    23,676  	    15,425
  Proceeds from common equity put options		  285 		  946
  Dividends paid						    (1,587)		    -
  Purchase of treasury shares				   (29,934)	   (12,490)
Net cash(used in)/provided by
 financing activities					   (14,828)   	       231

Effects of exchange rate changes on cash	    (3,110)            (9)

Net increase(decrease) in cash and temporary
 investments							    10,311   	   (35,696)

Cash and temporary investments, beginning
  of period							    34,290 	    63,650

Cash and temporary investments, end of
  period								   $44,601	   $27,954

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest							   $ 3,478    	   $ 3,509
  Income taxes							     6,161   	     9,101

		See notes to condensed consolidated financial statements
	-5-


	SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED
	FINANCIAL STATEMENTS
	(All amounts in thousands, except per share data)

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of September 30, 1997, and the results of its operations and its cash flows for the three and nine months ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. 	Primary and fully-diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents
(options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

	On February 10, 1997 the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend which was payable on April 1, 1997 to shareholders of record on March 10, 1997. In this report, all earnings per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect the stock split. In addition the number of common shares issued have been adjusted to reflect the stock split, an amount equal to the par value of the additional shares issued has been transferred from additional paid in capital to common stock.

3.	On April 1, 1997 the Company paid a $0.03 per share cash dividend
($0.02 per share post stock split) that was approved by the Board of Directors on February 10, 1997 to shareholders of record on March 10, 1997. In addition, on August 14, 1997 the Board of Directors approved a $0.02 per share cash dividend which was payable on October 6, 1997 to shareholders of record on September 12, 1997. The cash dividends described above have been recorded as an adjustment to retained earnings as of September 30, 1997.

4.	Classification of inventories is:

					   September 30, 1997    December 31, 1996
						    (Unaudited)

	Raw materials				  $ 57,508   		$ 54,534
	Work-in-process	  	  	    15,472   		  18,425
	Finished goods				    62,435		  60,878
							  $135,415   	     $133,637

5.	The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will have no material adverse effect on the Company's consolidated financial position or results of operations.

	On April 1, 1996, PSC Inc. ("PSC") commenced suit against the Company purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. PSC has served a Third Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seeks a declaratory judgment of alleged non-infringement and validity of nine of the Company's patents, and a declaratory judgment that PSC has not breached its two license agreements with the Company and that those agreements have been terminated. The Company has amended its suit against PSC to assert infringement of four Symbol patents, breach of contract, and fraud. The Company is also seeking damages which are now in excess of $9 million plus interest on unpaid royalties for each quarter since the second quarter of 1996. The Company had also sued Data General Corporation ("Data General"), a manufacturer of portable integrated scanning terminals incorporating a component manufactured by PSC, for infringement of the same four patents and five additional patents. The nine patents asserted against Data
General are the same nine Symbol patents as to which PSC is seeking declaratory relief.

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

	The balance of the common equity put option account as of September 30, 1997 and December 31, 1996, represents the amount the Company would be obligated to pay if all unexpired put options were exercised relating to unexpired transactions outstanding as of the respective balance sheet dates. The decrease in the balance as of September 30, 1997 from December 31, 1996 is due to the expiration of obligations associated with 70,500 shares and 375,000 shares, respectively of the Company's common stock at strike prices of $26.703 and $24.421, respectively, and corresponding reclassification to additional paid in capital, partially offset by the April 1997 issuance previously described.

7.	In July 1997, the Company established wholly owned subsidiaries in
Holland and Japan through the acquisition of Score Datacom Nederland
B.V. and Olympus Symbol Inc., respectively. The initial cost related to these acquisitions amounted to approximately $3,000,000 and $4,700,000, respectively. These acquisitions have been accounted for
	as purchases and, accordingly, the related acquisition cost will be allocated to net assets acquired based upon fair values. The excess cost over net assets acquired of approximately $2,100,000 and $220,000, respectively, will be amortized over twenty years.

	Additional acquisition payments will be contingent upon the attainment of certain annual net revenue levels as defined in the respective agreements during the next three years.

	Result of operations of these subsidiaries have been included in consolidated operations as of their respective effective acquisition dates. Pro forma results of operations, assuming these acquisitions had been completed at the beginning of 1997 and 1996, would not differ materially from the reported results.

Management's Discussion and Analysis of
	Financial Condition and Results of Operations

Results of Operations

	Net revenue of $201,876,000 and $567,810,000 for the three and nine months ended September 30, 1997 increased 18.1 percent and 18.4 percent, respectively, over the comparable prior year periods. The increase for the three and nine months ended September 30, 1997 is due to increased worldwide sales of both scanner and hand held computer systems. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 2.4 percent and 1.5 percent, respectively for the three and nine months ended September 30, 1997 and unfavorably impacted net revenue by approximately 0.7 percent and 0.6 percent for the three and nine months ended September 30, 1996.

	Geographically, North America revenue increased 22.0 percent and 15.5 percent, respectively, for the three and nine months ended September 30, 1997 over the comparable prior year periods. International revenue increased 12.8 percent and 22.7 percent, respectively, for the three and nine months ended September 30, 1997 over the comparable prior year periods notwithstanding the unfavorable impact of foreign exchange rate fluctuations on net revenue previously described. North America and International revenue continue to represent approximately three-fifths and two-fifths of net revenue, respectively.

	Cost of revenue (as a percentage of net revenue) of 54.7 percent and
54.4 percent for the three and nine months ended September 30, 1997, increased from 53.5 percent and 53.1 percent, respectively, for the comparable prior year periods. The increase for the three months ended September 30, 1997 is principally due to the unfavorable impact of foreign exchange rate fluctuations on net revenue previously described. The increase for the nine months ended September 30, 1997 is due to the preceding coupled with a change in the mix of the Company's products sold to a higher percentage of lower margin products and an increase in revenue derived from the Company's indirect sales channel.

	Amortization of software development costs of $2,938,000 and $8,700,000 for the three and nine months ended September 30, 1997 increased from $2,802,000 and $7,798,000 in the comparable prior year periods due to new product releases.

	Engineering expenses for the three and nine months ended September 30, 1997 increased to $14,846,000 and $41,903,000 from $12,062,000 and
$34,335,000, respectively, for the comparable prior year periods. In absolute dollars engineering expenses increased 23.1 percent and 22.0 percent, respectively, from the prior year periods. As a percentage of revenue such expenses increased to 7.4 percent for the three and nine months ended September 30, 1997 from 7.1 percent and 7.2 percent from the comparable prior year periods. These increases are due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

	Selling, general and administrative expenses of $42,148,000 and $122,393,000 for the three and nine months ended September 30, 1997 increased from $38,264,000 and $109,548,000, respectively, for the comparable prior year periods. While in absolute dollars, selling, general and administrative expenses increased 10.2 percent and 11.7 percent, respectively, from the prior year periods, as a percentage of revenue such expenses decreased to 20.9 percent and 21.6 percent for the three and nine months ended September 30, 1997 from 22.4 percent and 22.9 percent, respectively, in the comparable prior year periods. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and expenses incurred by acquired subsidiaries during the relevant periods affected.

	During the three and nine months ended September 30, 1996, the Company recognized a one-time pre-tax charge of $12,341,000 related to write off of purchased research and development and accrued merger integration costs.
Such acquisition related charges are reported as a separate line item in the statement of earnings and had an effect of $0.19 per share for the quarter ended September 30, 1996.

	Amortization of excess of cost over fair value of net assets acquired of $1,251,000 and $3,598,000 for the three and nine months ended September 30, 1997, increased from $1,048,000 and $2,582,000 in 1996 due primarily to the acquisition of subsidiaries in the relevant periods affected.

	Net interest expense of $869,000 for the three months September 30, 1997, decreased from $945,000 in the prior year period due to increased interest income as a result of increased availability of cash and temporary investments and reduction of interest expense due to repayments of indebtedness. Net interest expense increased to $2,568,000 for the nine months ended September 30, 1997 from $2,175,000 for the comparable prior year periods due to decreased interest income as a result of the decrease in cash and temporary investments, increase in interest expense related to short term borrowings under existing credit lines, and a reduction of interest capitalized in connection with the renovation of the Company's worldwide headquarters in the prior year partially offset, in part, by a reduction in interest expense due to repayments of indebtedness.

	The Company's effective tax rate of 37.0 percent for the three and nine months ended September 30, 1997, decreased from 38.0 percent in the prior year periods due to an increase in exempt earnings of the Company's foreign sales operation.

Liquidity and Capital Resources

	The Company utilizes a number of measures of liquidity including the following:
								   September 30,	December 31,
								       1997   		    1996

	Working Capital (in thousands)    		$253,849    	  $221,678

	Current Ratio (Current Assets
	 to Current Liabilities)				   2.7:1 		    2.7:1

	Long-Term Debt to Capital			        8.9%		   11.2%
      (Long-term debt to long-term
		 debt plus equity)
-10-

	Current assets increased by $49,107,000 from December 31, 1996 principally due to an increase in cash and temporary investments and in accounts receivable as a result of the increase in net revenue.

	Current liabilities increased $16,936,000 from December 31, 1996 primarily due to increases in accounts payable and accrued expenses and income taxes payable.

	The aforementioned activities resulted in a working capital increase of $32,171,000 for the nine months ended September 30, 1997. The Company's current ratio as of September 30, 1997 remained constant at 2.7:1.

	Property, plant and equipment expenditures for the nine months ended September 30, 1997 totalled $21,279,000 compared to $25,479,000 for the nine months ended September 30, 1996. Such expenditures for the period were financed by existing cash and temporary investments. The Company does not have any material commitments for capital expenditures.

	The Company's long-term debt to capital ratio decreased to 8.9 percent at September 30, 1997 from 11.2 percent at December 31, 1996 primarily due to increased equity from the results of operations, the exercise of stock options, the net decrease in the balance of the common equity put option account as a result of the expiration of such options as well as payment of the annual installments of the Company's Senior Notes.

	The Company has credit agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling $75,000,000. As of September 30, 1997, the Company had no outstanding borrowings under these lines. These agreements expire between December 31, 1997 and June 30, 1998.

	The Company generated over $22,200,000 positive cash flow from operations for the three months ended September 30, 1997, and experienced an overall increase in cash of $9,877,000 for the period. The positive cash flow provided by operations was offset in part, by cash used in investing activities and various financing activities, principally the purchase of 159,000 shares of the Company's common stock, acquisition related payments and expenditures for property, plant and equipment. The purchases of common stock represents shares purchased from officers related to the exercise of stock options. These purchases were partially offset by cash flow generated from and tax benefits associated with the exercise of stock options.

	The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.

			Part II - Other Information




Item 1.  Legal Proceedings:

On April 1, 1996, PSC Inc. ("PSC") commenced suit against the Company in Federal District Court for the Western District of New York, purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgement of non-infringement and invalidity as to certain of the Company's patents. PSC has served a Third Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seeks a declaratory judgment of alleged non-infringement and validity of nine of the Company's patents, and a declaratory judgement that PSC has not breached its two license agreements with the Company and that those agreements have been terminated. The Company has amended its suit against PSC to assert infringement of four Symbol patents, breach of contract, and fraud. The Company is also seeking damages which now exceed $9,000,000 plus interest on unpaid royalties since the second quarter of 1996. The Company had also sued Data General Corporation ("Data General"), a manufacturer of portable integrated scanning terminals which incorporates scan engines from PSC, for infringement of the same four patents and five additional patents. The nine patents asserted against Data General are the same nine Symbol patents as to which PSC is seeking declaratory relief.

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

On May 8, 1997, the Court ruled, on its own motion, to postpone the "Markman" hearing which had been scheduled to commence on July 14, 1997. In the interest of judicial economy, the Court also stayed discovery in the patent claims until a non-judicial arbitration which PSC had initiated on March 10, 1997 is completed. The arbitration involves an interpretation of certain provisions of a 1995 license agreement between the Company and Spectra-Physics Scanning Systems, Inc. concerning the extent to which customers of the QS6000 scan engine can obtain immunity from the Company's patents if such customers integrate this scan engine into their integrated scanning terminals. The arbitration was heard on July 22-24, 1997. A decision by the Arbitrator is expected within the next 30 days. The Company believes that PSC's position in the arbitration is factually and legally baseless and, in addition, ignores the fact that the parties' relationship is governed by other license agreements between the Company and PSC. Upon conclusion of the arbitration, the Company intends to seek a ruling from the Court that Company's license agreements with PSC, which PSC argues have been terminated and under which it has ceased paying royalties for more than two years, remain in full force and effect and require royalty payments to be made to the Company pursuant to those agreements.

	SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



						SYMBOL TECHNOLOGIES, INC.




Dated:  October 16, 1997	By:  /s/ Jerome Swartz
						    Jerome Swartz, Chairman and
						    Chief Executive Officer




Dated:  October 16, 1997	By:  /s/ Kenneth V. Jaeggi
						    Kenneth V. Jaeggi
						    Senior Vice President -
						    Chief Financial Officer