Form 10-K
period 1997-12-31
SYMBOL TECHNOLOGIES INC
filed 1998-03-10
CIK 278352

March 9, 1998






Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, NW
Washington, DC  20549
Attention:  Filing Desk

Gentlemen:

		Re:	Symbol Technologies, Inc.
			Annual Report on Form 10-K
			For Fiscal Year Ended
			December 31, 1997
			File No. 1-9802

		On behalf of Symbol Technologies, Inc. (the "Company"), I transmit for filing under the Securities and Exchange Act of 1934 (the "Act"), the Company's Annual
 Report on Form 10-K for the fiscal year ended December 31, 1997.  I have been advised by the Company that the financial statements contained in the report do not reflect any changes from the preceding year's financial statements with respect to . accounting principles or practices or in the method of applying such principles or practices.

		If you have any questions regarding the enclosed materials, please call the undersigned by collect telephone at (516) 738-4765.

							Very truly yours,


							s/Leonard H. Goldner
							Leonard H. Goldner
							Senior Vice President
							and General Counsel

LHG:mk







								March 9, 1998





Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

		In connection with the undersigned's Annual Report on Form 10-K for the year ended December 31, 1997 and pursuant to Item 601(b)(4)(iii) of Regulation S-K, the undersigned has not filed as exhibit 10.6 an Industrial Revenue Bond financing agreement in respect of its executive offices since the total amount of securities authorized thereunder does not exceed 10% of the Registrant's total consolidated assets.  The Registrant, however, agrees to furnish a copy of such document to the Commission if so requested.

						Very truly yours,

						SYMBOL TECHNOLOGIES, INC.



						By:	s/Kenneth V. Jaeggi
							Kenneth V. Jaeggi
							Senior Vice President-
							Finance and Chief
							Financial Officer

KVJ:mk

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997 Commission file number 1-9802

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

       The aggregate market value of the voting stock held by persons other than officers and directors (and their associates) of the registrant, as of March 1, 1998 was approximately $1,688,415,000.

	  The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1997, was as follows:

	Class	Number of Shares
  Common Stock, par value $.01		   39,160,249

Documents Incorporated by Reference: The registrant's Proxy Statement to be used in conjunction with the Annual Meeting of Shareholders to be held on May 11, 1998 (the "Proxy Statement") is incorporated into Part III.



PART I

Item 1.  Business

The Company

	Symbol Technologies, Inc. ("Symbol" and, together with its subsidiaries, the "Company"), a Delaware corporation, is the successor by merger in 1987 to Symbol Technologies, Inc., a New York corporation which commenced operations in 1975 and is the largest manufacturer of bar code-driven data transaction systems. The Company is the only corporation in its industry with in-house technology for the design and manufacture of bar code scanning products, hand-held computers and radio frequency (RF) data communications systems. The Company is engaged in one industry segment - the design, manufacture and marketing of bar code reading equipment, hand-held computers and radio frequency data communications systems which are used as strategic building blocks in data transaction systems in retail, transportation and logistics, parcel delivery and postal service, warehousing and distribution, factory automation, health care and many other applications.

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

Bar Code Scanning Products

	Sales of the Company's bar code scanning products have accounted for approximately 40 percent of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995.

	The Company's bar code scanning products consist of devices designed to scan and decode bar code symbols and transmit data. The Company sells various models of its bar code reading systems, each of which consists of a laser scanner and interface controller. In most models, the interface controller is integrated into the handle of the scanner. The laser scanner reads the symbol and transmits a digitized signal to the interface controller. The interface controller contains a microprocessor which decodes the information received and interfaces with the user's computer.

	The Company sells several different hand-held laser scanners, the most important of which is the LS 4000 which was introduced in 1996. The LS 4000 is a trigger-operated, visible laser diode-based scanner featuring high-performance scanning and an advanced ergonomic form factor making it ideal for price scanning and inventory management in a wide variety of retail and commercial segments. In 1998, the Company introduced the LS 4000I, a ruggedized high performance version of the LS 4000 capable of reading both one-dimensional and certain two-dimensional bar codes.

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

	Introduced in 1995, the LS 3600 Series of laser bar code scanners incorporate fuzzy logic technology and beam management optical technology. Fuzzy logic allows these scanners to accurately digitize and decode poor quality or damaged bar codes. Beam management optical technology allows operators to scan bar codes at varying distances.

	In 1993, the Company introduced the first cableless hand-held scanner, the LS 3070. The LS 3070 transmits data via narrow band RF with a range of up to 50 feet from its base station. This scanner is particularly useful in environments where tethered scanning is inadequate. In 1997, the Company introduced a less expensive cableless, hand-held scanner, the LS 4071. The LS 4071 is a cordless version of the LS 4000 which utilizes a Company designed RF communication protocol to provide the user with a maximum working range of up to ten feet from its base station. This allows for scanning of heavy or bulky items, which cannot be easily moved for scanning. Designed to provide greater productivity, flexibility and convenience, the LS 4071 is intended for use in retail and light industrial applications.

	The LS 2100 Series, introduced in 1998, is a trigger operated, medium-range scanner capable of reading UPC bar codes at distances up to 11 inches. Incorporating an SE 1200 series scan engine and featuring a lightweight, ergonomic design, the LS 2100 is primarily sold in the indirect channel as a point-of-sale scanner to specialty retail stores.

	The LS 1000 Series, introduced in 1996, is the Company's smallest and lightest trigger operated, hand-held laser scanner. The LS 1000 is a less expensive scanner ideal for light use scanning environments where cost is a critical factor.

	In 1995, the Company introduced the LT 1800 LaserTouchr visible laser diode-based bar code scanner that combines the performance and accuracy of laser-based bar code technology with scanning for applications where near contact scanning and touch ergonomics are sufficient.

	In 1995, the Company introduced the LS 4800, a hand-held laser scanner designed to read both PDF 417, a high-density, high-capacity portable data file storing approximately one kilobyte of data in a machine-readable code and all conventional linear bar codes. PDF 417 is a two-dimensional bar code symbology which incorporates error correction capability and has one hundred times the information capacity of a traditional linear bar code. Unlike linear bar codes, PDF 417 can contain an entire data record reducing or eliminating the need for an external system of linked data storage. PDF 417 may be read by either a laser-based bar code reader or a one- or two-
dimensional charge coupled device (CCD) reader.   Most other two-dimensional
codes can only be read by a CCD reader. The LS 4800 integrates a miniature resonant 2D scan engine that rasters, reading PDF 417 symbols horizontally and vertically at 560 scans per second. Due to its rapid scan rate and advanced optics, the LS 4800 is adept at reading poor quality symbols. The LS 4900, introduced in 1996 is a battery-powered version of the LS 4800.

	The PDF 620, introduced in 1995, is a fixed-station card reading device designed for accurate reading of PDF 417 and standard bar codes for a variety of identification card applications. Using CCD technology, the PDF 620 accepts ISO standard sized cards and has a typical first-time read rate of 100%.

	Introduced in 1994, the PDF 120 is a one piece touch-only CCD based bar code reader with an integrated decoder. The PDF 120 is capable of reading PDF 417 as well as most one-dimensional bar codes. Suitable for applications that require scanning symbols of up to 1,000 characters, the PDF 120 connects to a wide range of PCs and terminals via an RS-232 serial interface port.

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

	Introduced in 1998, the LS 6000 Series is a trigger operated, high visibility laser diode-based scanner capable of omni-directional and single-line scanning. A unique ergonomic design provides for comfortable use either as a hand-held scanner or with an optional fixed-mount stand as a presentation scanner, this flexibility allows for increased throughput in high-volume, point of sale retail applications.

	The LS 5700 and the LS 5800 miniaturized slot scanners were introduced by the Company in 1996. The LS 5700 was designed to accommodate all vertical or "on counter" applications and incorporates a full sleep mode function which allows the motor and laser to turn off after a prolonged period of scanner inactivity, extending scanner longevity and reducing power consumption. The LS 5800 operates in horizontal or "in counter" applications and features rugged housing and a sealed exit window that resists spills and dirt.

	Introduced in 1996, the MP 8000 is the Company's first multiplane, high-throughput scanner, primarily designed for point-of-sale applications in the food retail market. Versions of the MP 8000 also incorporate a scale for simultaneous weighing and scanning of items. The MP 8000 produces a 56 line scan pattern from two directions creating a 360o read zone that blankets the bar-coded item in scan lines, allowing users to scan items significantly faster with less fatigue.

	Since 1988, the Company has been selling a series of scan engines consisting of solid state laser diode-based scanners. These compact, non-contact scanners can be integrated internally with the user's own equipment or used independently as fixed-mount scanners on conveyor lines or robotic arms.

	The LS 1220, introduced in 1994, incorporates a Mylar scan element for scanning conventional linear bar codes. The LS 6800 Series, introduced in 1996, incorporates a high speed raster scan engine that operates at 560 scans per second making it ideal for rapid reading of one-dimensional and two-dimensional symbols.

	In 1990, the Company began marketing bar code laser scanner modules or scan engines which are integrated by unaffiliated third parties into their portable computing devices.

	In 1992, the Company introduced the SE 1000 scan engine designed for integration into portable and battery powered devices. The SE 1100 Series scan engine, introduced in 1994, offers improved performance over the SE 1000 in a slightly larger size.

	In 1996, the Company introduced the low-cost, high-performance SE 1200 Series scan engine. The SE 1200, which measures less than one cubic inch and weighs less than one ounce, enables third-party manufacturers to integrate high-performance laser scanning into a variety of devices including hand-held computers, medical instruments, diagnostic equipment, lottery terminals, vending machines and robotics. The SE 1200 has a working range and ability to read poor quality bar codes equal to that of hand-held scanners. In 1997, the Company introduced a high density version of the SE 1200 capable of reading miniaturized bar codes. In 1997, most of the Company's SE 1000 and SE 1100 customers migrated to the SE 1200. The Company anticipates that the SE 1200 will replace the SE 1000 and the SE 1100 in 1998.

	In 1995, the Company introduced the SE 2000 Series scan engine. The SE 2000 is a small, lightweight, high performing scan engine capable of reading both one-dimensional and two-dimensional bar codes.

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

	In 1997, the Company introduced the HF 1200, the latest addition to the Company's wearable computer family. Designed for use in the WSS 1000 system, the HF 1200 is a back-of-the-hand mounted scanner incorporating an SE 1200 scan engine. Similar to the RS-1 wearable scanner, the HF 1200 is triggered by a thumb-actuated switch mounted on the user's index finger, however the HF 1200 is capable of scanning at longer distances than the RS-1 ring scanner.

	In 1998, the Company introduced a new category of "smart scanners" the P460. The P 460 is a hand-held memory scanner with up to 1 MB of total memory and an integrated keypad and LCD display that provide enhanced input and output capabilities. Designed for multiple uses primarily in the retail market, the P 460 is capable of operating interactively with a host as a corded scanner for point-of-sale applications, as well as in batch mode under battery power for back-office or in-store applications such as physical inventory, cycle counts and gift registry.

	The Company also produces a series of low cost, interface controllers. These devices permit the Company's scanner products to easily interface with a wide range of standardized terminals, personal computers, point-of-sale terminals, portable terminals and dedicated computing hardware.

	Product list prices for the Company's bar code scanning equipment range between $645 to $5,195 depending on product configuration. The Company offers discounts off list price for quantity orders and sales are frequently made at prices below list price.

Mobile Computing Systems

	The Company's mobile computing systems consist of hand-held computers, peripheral devices, software and programming tools. These systems collect data at remote locations and transmit information between these locations and the user's central data processing facility and are designed to provide data collection solutions for a variety of applications. A majority of the Company's hand-held computers also include an integrated bar code reader. These systems accounted for approximately 50 percent of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995.

Portable Data Transaction Devices

	The Company's portable data transaction devices are microprocessor-based, lightweight and battery-operated hand-held computers. Data may be captured by a device which reads bar codes or may be manually entered via a keyboard, a touch screen or a pen computer display/entry device. The data collected by the hand-held computer can then be transmitted to a host computer by connection through regular telephone lines with acoustic couplers and modems (batch file transfer mode). Data may also be transmitted instantly by radio waves (real-time transaction processing) by a transciever in the hand-held computer. Information from the Company's hand-held computers may be communicated to a stand-alone receiver or computer which formats the data for input into a host computer, directly into a host computer by communications controllers supplied by the Company or directly onto industry-standard Ethernet local area networks (LANs) via Company manufactured access points. Depending on the model, the Company's hand-held computers may have up to 16 megabytes of Random Access Memory (RAM) for data storage and multiple input and output capabilities for the connection of printers, bar code readers and communications devices. In addition, based upon customer specifications, the hand-held computers may also have built-in bar code readers and various built-in communications devices for transmission and receipt of data.

	The Company offers two spread spectrum-based, WLAN family of products. In 1990, the Company introduced its Spectrum Oner direct sequence cellular RF network for wireless data transactions. Spectrum 24r, introduced in 1995, is a high-performance, frequency hopping network which operates at 2.4 Ghz frequency and is designed to comply with the recently adopted IEEE 802.11 standard. Based on spread spectrum RF technology, Spectrum One and Spectrum 24 networks both provide real-time wireless data communications with a host computer for hundreds of portable and fixed-station computers and radio-integrated scanners. Unlike traditional narrow band RF-based networks, spread spectrum installation requires no individual site license from the FCC. Installation of these networks at various customer sites began in 1991 and these networks are now installed in over 20,000 sites worldwide. The Spectrum One and Spectrum 24 systems work in tandem with a broad range of the Company's RF capable hand-held computers.

	The Spectrum 24 pager, introduced by the Company in 1997, is a full-featured pager that permits one and two way paging of messages of up to 250 characters and communicates via the Company's Spectrum 24 WLAN eliminating the payment of service fees and charges.

	In 1998, the Company introduced the NetVision WLAN telephone system. Based upon voice-over IP technology, the telephone which looks like a standard cellular telephone, allows users to place or receive calls at no cost, worldwide, without additional charge, between other telephones or PC-based telephones located at any site served by an internal TCP/IP network. The NetVision system connects to a user's TCP/IP system via the Company's Spectrum 24 WLAN. Initial reaction to the NetVision telephone system has been enthusiastic, however, potential markets for the system are to a significant extent outside of the normal markets for the Company's products. Due to the innovative nature of the system, the Company is unable to predict whether the NetVision telephone system will be widely accepted by its current customers or the Company will be successful in developing new markets for the system.

	Design engineering and support for both the Company and third-party RF-based data communications systems is conducted in the Company's San Jose, California facility. The focus of the group is the design of wireless network transaction systems, the Company's Spectrum One and Spectrum 24 WLANs and support for the integration of those high-performance networks into customers' data networks and enterprise-wide information systems.

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

	In 1996, the Company introduced two other versions of the 3100, the PDT 3000 and the PDT 3500. The PDT 3000 is a compact, efficient, hand-held computer designed for use in the food and drug retail and convenience store industries. Weighing less than 13 ounces, the PDT 3000 is a limited performance, lower cost version of the PDT 3100. The PDT 3500, features a larger display screen, a choice of Spectrum One or Spectrum 24 networking options and an SE 2000 scan engine providing one- and two- dimensional bar code scanning capability.

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

	Introduced in 1997, the PDT 2200 is a lightweight, hand-held computer ergonomically designed for true one-handed operation. The PDT 2200 features an easy to read eight row by 20 character display and an integrated high visibility SE 1200 scan engine. A 386 PC/DOS compatible operating system makes the PDT 2200 easy to program and to integrate into existing systems and a rugged, environmentally sealed housing provides weather resistant protection for the mobile user. The PDT 2200 is the the product the Company is supplying in connection with the contract related to the United States Postal Service.

	In 1997, the Company introduced the PDT 3200 hand-held computer, a high-performance version of the PDT 3100 that provides fast and accurate data management and improved flexibility. The PDT 3200's PC compatible 32-bit 386 microprocessor facilitates accelerated data collection while a user-accessible PC card slot provides for network connectivity, memory expansion or fax/modem capability.

	The PDT 3400, introduced in 1997, is a ruggedized wireless hand-held computer designed for use in harsh mobile environments. The PDT 3400 features a sealed housing that resists dust and moisture, a PC Card interface that allows for integration of wireless wide area network radio modems and PC-based standard architecture providing users with a simple application development environment.

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

	The PPT 4300, introduced by the Company in 1997, is a high-performance mobile computer sealed in a ruggedized, splash-proof housing. Capable of being configured to meet a wide range of client/server application requirements particularly in the medical/healthcare field, the PPT 4300 was designed for use in information intensive applications where the flexibility of mobile computing is important. The PPT 4300 features easy operation using a full QWERTY keyboard, pen or touch screen input, optional bar code scanning and wireless communication facilitated by an integrated PC card.

	In 1997, the Company introduced the PPT 4500, a mobile pen computer with an integrated 486 processor that supports Windows 95 applications and features optional WLAN communication and bar code scanning. Weighing less than two pounds, the PPT 4500 is the Company's lightest and most powerful pen computer.

	The LRT 3800, introduced in 1990, incorporates in a single, hand-held unit, high-performance laser bar code scanning, a 16-bit DOS-based computer and a radio modem for communication via the Company's Spectrum WLANs. Based on visible laser diode scanning technology, the battery-operated LRT 3800 is compact and ergonomically designed and provides up to 1.2 megabytes of memory capacity.

	The LDT 3805, also introduced in 1990, is identical to the LRT 3800 in physical appearance. Its scanning and computing functions are similar but it has no RF communication capability. The LDT 3805 is optimized for collecting and storing data, later to be downloaded to a host computer.

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

	In 1997, the Company introduced the VRC 4000, a ruggedized vehicle mounted or wall mounted touch screen computer. Designed for industrial use in warehouse and yard management applications, the VRC 4000 is a PC compatible computer with 16 megabytes of memory and includes a full 10.3 inch VGA display with an infrared touch screen interface. The VRC 4000 is capable of communicating with a host computer or other hand-held devices via the Company's Spectrum 24 wireless network.

	In 1993, the Company announced the co-development with Albert Heijn of The Netherlands, Europe's largest grocery market chain, and TNO Product Centre, a leading Dutch engineering design firm, of a shoppers portable self checkout shopping system for food and non-food retailers. The system, which is integrated with the retailer's point of sale system, utilizes the Company's LST 3803 or CST 2000, hand-held computers with an integrated laser scanner which allow shoppers to scan and tabulate their purchases as they shop. In 1996, the Company introduced an RF version of the portable self checkout system.

	In 1997, installation of Symbol's portable self checkout systems has expanded both to new customers and more sites. There are currently over 300 stores in 27 chains installed or ordered in 17 countries on 5 continents. Although current customers have been very pleased with the portable self checkout system and other food and non-food retailers have expressed an interest in the self checkout concept, due to the innovative nature of the concept, there can be no assurance that self checkout will be implemented on a wide scale either internationally or domestically.

	Product list prices for the Company's portable data collection equipment range between $350 to $11,695 depending on product configuration. The Company offers discounts off list price for quantity orders and sales are frequently made at prices below list price.

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

	The Company's domestic customer support operations include locations in Arkansas, California, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina and Texas. The Company also has foreign customer support offices in Australia, Austria, Belgium, Canada, China, Denmark, France, Germany, Italy, Japan, Mexico, the Netherlands,
Norway, Singapore, South Africa, Spain and the United Kingdom. These centers enhance the Company's ability to respond to its customers' requirements for fast, efficient service.

	The Company currently offers a variety of service arrangements to meet customer needs. The Company's on-site service provides for maintenance and
repairs at any customer location.   Depot service includes maintenance and
repairs at the Company's field service offices. The Company's service contracts generally have a term of from one to five years. In addition, the Company offers time-and-materials service on a non-contract, as-needed basis.

	The Company undertakes to correct defects in materials and workmanship for a period of time after delivery of its products. The period of time covered by these warranties varies depending on the product involved as well as contractual arrangements but is generally twelve months.

	Maintenance and support revenues contributed less than 10 percent of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995.

Sales and Marketing

	The Company presently markets its products domestically and internationally through a variety of distribution channels, including a direct sales force, original equipment manufacturers, VARs and sales representatives and distributors. VARs distribute the Company's products to customers while also selling to those customers other products or services not provided by the Company. The Company's sales organization includes domestic sales offices located throughout the United States and foreign sales offices in Australia, Austria, Belgium, Canada, China, Denmark, France, Germany, Italy, Japan, Mexico, the Netherlands, Singapore, South Africa, South Korea, Spain and the United Kingdom.

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

	Since a substantial portion of the Company's sales of scanner products are to retail organizations which tend not to purchase equipment such as the Company's scanner products during the Christmas selling season, the Company's business has, from time to time, been seasonal in the fourth quarter. The Company believes there may again be reduced demand for its scanner products in the fourth quarter of the current fiscal year. The Company attempts to offset the reduced demand of the retail industry by selling its products to other market segments. While this effort was successful in 1997, there can be no assurance that the effort will succeed in 1998 and subsequent years.

	The following table sets forth certain information as to international sales of the Company:

				      	   Year Ended
					          December 31,
				        	   (in thousands)

					1997		  1996	   1995
	Area

	Western Europe	$257,325		$222,611	 $178,027
	Other		   	$ 68,800		$ 44,545	 $ 40,402

        The Company undertakes hedging activities to the extent of known cash flow in an attempt to minimize the impact of foreign currency fluctuations.

Manufacturing

	The products which are manufactured by the Company are manufactured at its Bohemia, New York facilities.

	While components and supplies are generally available from a variety of sources, the Company presently depends on a single source or a limited number of suppliers for several components of its equipment, certain subassemblies and certain of its products. In the past, delays in delivery of such products has not had a material adverse impact on the Company's ability to deliver its products. However, there is no assurance that in the future shortages of supplies and delays in delivery of components, subassemblies or products will not have an adverse effect on the Company's ability to deliver its products or to deliver its products on time. Due to the general availability of components and supplies, the Company does not believe that the loss of any supplier or subassembly manufacturer would have a long-term material adverse effect on its business although set-up costs and delays could occur if the Company changes any single source supplier.

	Certain of the Company's products are manufactured by third parties, a majority of which are outside the United States. In particular, the Company has a long term strategic relationship with Olympus Optical, Inc. of Japan ("Olympus") pursuant to which Olympus and the Company jointly develop selected products which are manufactured by Olympus exclusively for sale by the Company. Several such products are currently being sold by the Company and the Company expects the number of products developed in collaboration with Olympus to increase in the future. The Company has the right to manufacture such products if Olympus is unable or unwilling to do so, but the loss of Olympus as a manufacturer could have, at least, a temporary adverse impact on the Company's ability to deliver such products to its customers. The Company has no reason to believe that Olympus will not continue to manufacture products under this arrangement.

	The failure of any other third party to supply products to the Company could have an adverse affect on the Company's ability to deliver such products to its customers. However, the Company has no reason to believe that these suppliers will be unable to meet their supply or delivery obligations to the Company over any extended period.

	The Company employs certain advanced manufacturing processes that require highly sophisticated and costly equipment and are continuously being modified in an effort to improve efficiency, reduce manufacturing costs and incorporate product improvements.

Research and Product Development

	The Company believes that its future growth depends, in large part, upon its ability to continue to apply its technology to develop new products, improve existing products and expand market applications for its products.
The Company's research and development projects include, among others: improvements to the reliability, quality and readability of its laser scanners at increased working distances, faster speeds and higher density codes (including, but not limited to, two-dimensional codes); improvements in and expansion of its series of interface controllers; continued development of its solid state laser diode scanners; improvements to packaging and miniaturization technology for bar code data capture products, portable data collection devices and integrated bar coded data capture products; development of high-performance digital data radios, high-speed radio frequency data communications networks and telecommunications protocols and products; and the addition of application software to provide a complete line of high-performance interface hardware.

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

	The Company expended (including overhead charges) approximately $29,991,000, $20,164,000 and $19,879,000 for research and development during the years ended December 31, 1997, 1996 and 1995, respectively.

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

	The Company believes that its principal competitors in the bar code scanning equipment industry are Intermec Technologies Corporation, Matsushita Electric Industrial Co., Ltd., Metrologic Instruments, Inc., NipponDenso Co., Ltd., Opticon, Inc., PSC Inc. and Welch Allyn, Inc. Its principal competitors in the portable data transaction systems industry are Fujitsu, Ltd., Hand Held Products, Inc., Intermec Technologies Corporation, International Business Systems, Inc., LXE Inc., Motorola, Inc., NipponDenso Co., Telxon Corporation and Teklogix Inc. Some of the Company's competitors in the portable data transaction systems industry also participate in the field service market.
Its principal competitors in the radio frequency communications industry are BreezeCom, Inc., Lucent Technologies, Inc., Netwave Technologies, Inc., Proxim, Inc., Raytheon Wireless Solutions and Telxon Corporation. In addition, several large companies, such as Motorola, Inc., Matsushita Electric Industrial Co., Ltd. and Fujitsu, Ltd. while active in the RF area, are currently not manufacturing a WLAN, but have the capability to be able to readily compete with the Company.

Patent and Trademark Matters

	The Company files domestic and foreign patent applications to support its technology position and new product development. The Company owns 300 U.S. Letters Patents covering various aspects of the technology used in the Company's principal products and has entered into cross-license agreements with other companies. In addition, the Company owns numerous foreign companion patents. The Company has also filed additional patent applications in the U.S. Patent and Trademark Office as well as in foreign patent offices.
 The Company will continue to file patents, both U.S. and foreign, to cover its most recent research developments in the scanning, data collection and RF data communications fields. Key patents covering basic hand-held laser scanning technology begin to expire in June 2000 and key patents covering scanner integrated hand-held computers begin to expire in July 2005.

	The Company believes that its patent portfolio does provide some competitive advantage in that such patents tend to limit the number of unlicensed competitors and permit the Company to manufacture products which may have features which provide better performance and/or lower cost.
Although management believes that its patents provide some competitive advantage, the Company depends more for its success upon its proprietary know-how, innovative skills, technical competence and marketing abilities. In addition, because of rapidly changing technology, the Company's present intention is not to rely primarily on patents or other intellectual property rights to protect or establish its market position. Instead, the Company has established an active program to protect its investment in technology by enforcing and licensing certain of its intellectual property rights. The Company has entered into royalty-bearing license agreements with, among others, Hand Held Products, Inc., Intermec Technologies Corporation, LXE Inc., Metrologic Instruments, Inc., PSC Inc. and Telxon Corporation.

	On April 1, 1996, PSC Inc. ("PSC") commenced suit against the Company in Federal District Court for the Western District of New York, purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. PSC has served a Third Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seeks a declaratory judgment of alleged non-infringement and invalidity of nine of the Company's patents, and a declaratory judgment that PSC has not breached its two license agreements with the Company and that those agreements have been terminated. The Company has amended its suit against PSC to assert infringement of four Symbol patents, breach of contract and fraud. The Company is also seeking damages which now exceed $10,000,000 plus interest on unpaid royalties since the second quarter of 1996. The Company had also sued Data General Corporation ("Data General"), a manufacturer of portable integrated scanning terminals which incorporate scan engines from PSC, for infringement of the same four patents and five additional patents. The nine patents asserted against Data General are the same nine Symbol patents as to which PSC is seeking declaratory relief.

	On October 9, 1996, the Court granted the Company's motion, to sever and stay PSC's antitrust, unfair competition and related claims. On the same day, the Court denied Data General's motion to stay the Company's claims against it. The Court also set a one week trial (a "Markman" hearing) for July 14, 1997, to construe the claims in all nine patents asserted by Symbol against Data General and PSC. On May 8, 1997, the Court postponed the "Markman" hearing and in the interest of judicial economy, the Court also stayed discovery on the patent claims until a non-judicial arbitration which PSC had initiated on March 10, 1997 was completed. The arbitration involved an interpretation of certain provisions of 1985 and 1995 license agreements between the Company and Spectra-Physics Scanning Systems, Inc.(which had been acquired by PSC) concerning whether purchasers of PSC's scan engines were free to incorporate such scan engines into their integrated scanning terminals without any royalty payment to the Company beyond that paid by PSC on the scan engine itself. The arbitration was heard on July 22-24, 1997. On December 29, 1997, the Arbitrator rendered his decision in favor of the Company and against PSC. The Arbitrator ruled that the sale of PSC's scan engines passed no immunity to PSC's customers under Symbol patents covering the integration of the scan engine into integrated scanning terminals. The Arbitrator's decision has been confirmed by the Court.

	By letter dated January 22, 1998, the Company requested that the Court lift the stay it entered in the litigation, to permit the Company to seek a ruling that the Company's agreements with PSC, which PSC argues have been terminated and under which it has ceased paying royalties for more than two years, remain in full force and effect and require royalty payments to be made to the Company pursuant to those agreements. PSC has objected to the Company's request and has asked the Court that it continue to hold the contract issues in abeyance and instead lift the stay with respect to the pending patent issues and that discovery in these claims be reopened. The parties are awaiting a decision by the Court on this issue.

	Although the Company believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement and other claims against the Company or that such claims will not be successful. The Company has received and has currently pending such claims and in the future may receive additional such notices of claims of infringement of other parties' rights. In such event, the Company has and will continue to take reasonable steps to evaluate the merits of such claims, take such action as it may deem appropriate, which action may require that the Company enter into licensing discussions, if available, and/or modify the affected products and technology, or result in litigation against parties seeking to enforce a claim which the Company reasonably believes is without merit. Such litigation is currently pending and additional litigation may be filed in the future. Such parties have and are likely to claim damages and/or seek to enjoin commercial activities relating to the Company's products or technology affected by such party's rights. In addition to subjecting the Company to potential liability for damages, such litigation may require the Company to obtain a license in order to manufacture or market the affected products and technology. To date, such activities have not had a material adverse affect on the Company's business and the Company has either prevailed in all litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that the Company will continue to prevail in any such actions or that any license required under any such patent would be made available on commercially acceptable terms, if at all. There are a significant number of U.S. and foreign patents and patent applications in the Company's areas of interest, and the Company believes that there has been and is likely to continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

	The Company's RF hand-held computers include various models all of which intentionally transmit radio signals as part of their normal operation.
Certain versions of the Company's hand-held computers and its Spectrum One and Spectrum 24 cellular frequency networks utilize spread spectrum radio technology. The Company has obtained certification from the FCC for its products which utilize this radio technology. Such certification is valid for the life of the product unless and until the circuitry of the product is altered in material respects, in which case a new certification may be required. Users of these products in the United States do not require any license from the FCC to use or operate the product. Certain of the Company's products transmit narrow band radio signals as part of their normal operation.
 The Company has obtained certification from the FCC for its narrow band radio products. However, these models must not only be accepted by the FCC prior to marketing but users of these devices must themselves also obtain a site license from the FCC to operate them.

Associates

	At December 31, 1997, the Company had approximately 3,200 full-time associates. Of these, approximately 2,500 were employed domestically. The Company also employs temporary production personnel. None of the Company's associates are represented by a labor union. The Company considers its relationship with its associates to be good.

Item 2.  Properties

         The following table states the location, primary use and approximate size of all principal plants and facilities of the Company and its subsidiaries and the duration of the Company's tenancy with respect to each facility.

	Location           	Principal Use       Size 		Tenancy/Ownership

  One Symbol Plaza	   World headquarters	174,000 square	Owned (subject to
  Holtsville, NY					feet           	mortgage)

  116 Wilbur Place	   Administration		92,000 square	Owned (subject to
  Bohemia, NY		   				feet			mortgage)

  110 Wilbur Place	   Manufacturing		30,000 square	Owned (subject to
  Bohemia, NY						feet			mortgage)

  12 & 13 Oaklands Pk.  Customer Service	21,700 square	Owned
  Fishponds Road	   			 	feet
  Wokingham, Berkshire
  England

  110 Orville Drive	   Manufacturing		110,000 square	Leased:  expires
  Bohemia, NY						feet			Aug. 31, 2001

  1101 Lakeland Ave.	   Manufacturing,		90,400 square	Leased:  expires
  Bohemia, NY		   administration and	feet			Aug. 31, 2001
				   distribution

  Berkshire Place       International head-	55,533 square	Leased:  expires
  Winnersh Triangle	   quarters, marketing	feet			Dec. 31, 2012
  Winnersh, Wokingham   and administration
  Berkshire, England    and U.K. headquarters

  2145 Hamilton Ave.	   Network systems,	51,500 square	Leased:  expires
  San Jose, CA		   engineering,		feet		  	March 3, 1999
				   marketing

  340 Fischer Ave.	   Service and sales	31,200 square	Leased:  expires
  Costa Mesa, CA					feet			May 31, 2001

  180 Orville Drive	   Warehousing and	22,612 square	Leased:  expires
  Bohemia, NY		   facilities		feet			Aug. 31, 2001
				   management

  Knaves Beech		   Customer Service	6,185 square	Leased:  expires
  Business Center					feet			Sept. 28, 2003
  High Wycombe,
  Buckinghamshire
  England

In addition to these principal locations, the Company and its subsidiaries also lease other offices throughout the world, ranging in size from approximately 150 to 24,000 square feet.

Item 3.  Legal Proceedings

 	See Patent and Trademark Matters for a discussion of certain other litigation involving the Company.

 Item 4.  Submission of Matters to a Vote of Security Holders

 Not applicable

 Item 4A.  Executive Officers of the Registrant

	The following table sets forth the names, ages and all positions and offices held by the Company's executive officers:

Jerome Swartz.......... 57   	Chairman of the Board of Directors
                             	Chief Executive Officer and Director

Tomo Razmilovic........ 55   	President, Chief Operating Officer
                             	and Director

Fred Heiman............ 58   	Executive Vice President and
                             	Director

Robert Blonk...........	51	Senior Vice President-Human
					Resources

Richard Bravman........ 43   	Senior Vice President,
                             	Sales/Marketing-Wireless
                             	Systems Division

Brian T. Burke......... 51   	Senior Vice President, Controller and
                             	Chief Accounting Officer

Richard M. Feldt....... 46   	Senior Vice President,
                             	General Manager-Worldwide Operations

Leonard H. Goldner..... 50   	Senior Vice President, General
                             	Counsel and Secretary

Kenneth Jaeggi.........	52	Senior Vice President-Finance and
					Chief Financial Officer

Joseph Katz............ 45   	Senior Vice President, Research and
		                 	Development

Boris Metlitsky........ 50   	Senior Vice President, General
                             	Manager-Scanner Products Division

Satya Sharma........... 57   	Senior Vice President-Quality

	Dr. Swartz co-founded and has been employed by the Company since it commenced operations in 1975.  He has been the Chairman of the Board of Directors and
Chief Executive Officer of the Company for more than the past fifteen years.
 Dr. Swartz was an industry consultant for 12 years in the areas of optical and electronic systems and instrumentation and has a total of some 150 technical papers and issued and pending U.S. patents to his credit, including the Company's basic patents in hand-held laser scanning.
 He is also a trustee of the Polytechnic University of New York and an adjunct full professor of Electrical Engineering at the State University of
New York at Stony Brook.  He is also a fellow of the Institute of Electrical and Electronic Engineering.

	Mr. Razmilovic has been the President and Chief Operating Officer of the Company since October 1995. He was previously Senior Vice President-
Worldwide Sales and Services.
 He first joined the Company in September 1989. From January 1989 to August 1989, he was President and Chief Executive Officer of Cominvest Group, a
Swedish multinational high technology company. From August 1985 to December 1988, he was President of ICL International, a major European computer manufacturer and he also led its industry marketing and software development divisions.

	Dr. Heiman joined the Company in July 1986.  He is currently employed by the
Company on a part-time (approximately 50%) basis.  He had previously been employed by Intel Corporation, a manufacturer of semiconductor components, from May 1983 until July 1986, in a number of positions, the most recent of which was as its Director of Corporate Planning.  Dr. Heiman is the inventor or co-inventor of more than 20 issued U.S. patents, including the first MOS integrated circuit chip, which became the basis of much of the modern revolution in computer and electronics communications and the first silicon storage tube used in display and scanning applications.

	Mr. Blonk joined the Company in August 1997.  Prior to joining the Company, he had been employed for thirty years by Lucent Technologies, Inc. in a number of positions, the most recent of which was as its Director of
Technical Business Operations.

	Mr. Bravman has been employed by the Company for more than the past twenty years in various management positions.

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

	Mr. Jaeggi joined the Company in May 1997. From May 1996 to May 1997, he was a member of the Office of the Chairman and the Operating Committee of Electromagnetic Sciences in Atlanta, GA. From December 1992 until May 1996,
Mr. Jaeggi served as Senior Vice President, Chief Financial Officer and consultant of Scientific-Atlanta, Inc., a leading producer of cable network and satellite communications systems. From June 1988 to December 1992, he was President and Chief Executive Officer of Imagraph Corporation, a developer and manufacturer of graphics and imaging hardware and software for application specific workstations. Mr. Jaeggi served as Vice President, Chief Financial Officer and consultant to Data General Corporation from June
1980 until June 1988.

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

Year Ending:						High		Low

December 31, 1996			First Quarter	26 13/16	21 1/4
			Second Quarter	32		23 6/16
					Third Quarter	31 1/4   	25 5/16
					Fourth Quarter	33		27 10/16

December 31, 1997			First Quarter	36 14/16	28 13/16
					Second Quarter	34 1/4	28 1/2
					Third Quarter	44 3/4	30 1/4
					Fourth Quarter	40 15/16	36

	References to prices per share have been adjusted to reflect a three-for-two stock split, effective April 1, 1997.

	As of February 2, 1998 there were 1,174 holders of record of the Company's Common Stock.

	Historically, changes in the Company's results of operations or projected results of operations have resulted in significant changes in the market price of the Company's Common Stock. As a result, the market price of the Company's Common Stock has been highly volatile.

	The Company's ability to pay cash dividends is limited by certain of the Company's loan agreements, the most restrictive of which would generally limit dividends payable in any year to an amount not greater than 50 percent
of the Company's net income.   Payment of future dividends is subject to
approval by the Company's Board of Directors. Recurrent declaration of dividends will be dependent on the Company's future earnings, capital requirements and financial condition.

	On February 10, 1997, the Board of Directors of the Company declared a semi-annual cash dividend of $.03 per share (on a pre-split basis)and a three-for-two stock split, payable as a 50% dividend, each payable on April
1, 1997 to all shareholders of record on March 10, 1997. On August 14, 1997, the Board declared a semi-annual cash dividend of $.02 per share, payable on October 6, 1997 to all shareholders of record on September 12, 1997.

	On February 9, 1998, the Board of Directors of the Company declared a semi-annual cash dividend of $.02 per share and a three-for-two stock split, payable as a 50% dividend, each payable on April 3, 1998 to all shareholders of record on March 17, 1998.

Item 6. Selected Financial Data
(in thousands, except per share data)


								               Year Ended December 31,
Operating Results:						  1997   	1996(1)	 1995(2)      1994        1993

Net Revenue							$774,345	$656,675	$555,163	$465,306   $359,980

Net Earnings							 $70,232	 $50,256	 $46,486	 $34,984    $12,445


Earnings Per Share:

Basic								   $1.78	   $1.30	   $1.20 	   $0.94      $0.35

Diluted							   $1.72	   $1.24	   $1.15	   $0.89      $0.34


Financial Position:

Total Assets							$679,190	$614,238	$544,268	$474,213   $419,615
Working Capital						$241,846	$221,678	$209,852	$191,823   $141,739
Long-Term Debt, less
 Current Maturities					 $40,301	 $50,541	 $60,829	 $59,884    $62,077
Stockholders' Equity					$453,742	$399,676	$352,854	$316,167   $258,746

Weighted Average Number of Common
 Shares Outstanding:
  Basic							  39,359	  38,798	  38,691	  37,179     35,700
  Diluted							  40,824	  40,619	  40,578	  39,243     36,992


(1)	Includes a pre-tax charge for costs associated with acquisition related matters of $12,341 or $0.19 diluted earnings per share.

(2)	Includes a pre-tax charge for costs associated with a management change of $2,500 or $0.04 diluted earnings per share.

	SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

	From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission, including this one. The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

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

Financial Performance. The Company's operating results may fluctuate in the future as a result of a number of factors, including but not limited, to customer demand, a shift in the mix of the Company's products and/or sales channels, the market acceptance of new and enhanced versions of the Company's products, the timing of introduction of other products and technologies any associated charges to earnings as well as any cancellation or postponement of orders. The volume and timing of orders received during a quarter are difficult to forecast. In addition, from time to time, customers have either canceled orders or rescheduled shipments previously ordered from the Company. Additionally, the Company has historically operated with a relatively small backlog. While the Company does monitor backlog, it does not consider it to be a reliable predictor of financial performance for periods other than the then current quarter because customers generally order products for delivery within 45 days. Accordingly, shipments made during any particular quarter generally represent orders received either during that quarter or shortly before the beginning of that quarter. Shipments for orders received in a fiscal quarter are generally from products manufactured in that quarter. The Company maintains significant levels of raw materials to facilitate meeting delivery requirements of its customers. However, there can be no assurance that during any given quarter, the Company has or can procure the appropriate mix of raw materials in order to accommodate any given order. In light of the levels of current and anticipated backlog, the Company's financial performance in any quarter is dependent to a significant degree upon obtaining orders in that quarter which can be manufactured and delivered to its customers in that quarter. Thus, financial performance for any given quarter cannot be known or fully assessed until near the end of that quarter. Furthermore, the Company's expense levels are based, in part, on expectations of future revenues, and the Company has been increasing and expects to continue to increase its total operating expenses as it expands its operations. As a result of the difficulty of forecasting revenue and the Company's planned growth in spending, operating expenses could be disproportionately high for any given quarter and the Company's operating revenue for any given quarter and potentially several quarters thereafter could be adversely affected.

Foreign Sales.   Foreign sales have represented a substantial and increasing portion of the Company's net revenues. In 1997, foreign sales accounted for approximately 45 percent of net revenue. Such sales are subject to the normal risks of foreign operations, such as protective tariffs and other potential trade barriers, export/import controls and transportation delays and interruptions, reduced protection for intellectual property rights in some countries, the impact of recessionary foreign economies and long receivable collection periods. The majority of the Company's equipment sales in Western Europe and Asia are generally billed in foreign currencies and are subject to currency exchange fluctuations. Since the Company's products are principally manufactured in the United States, sales and results of operations could be affected by fluctuations in the U.S. dollar. Changes in the relative value of the U.S. dollar in terms of foreign currencies in the past have had an impact on the Company's sales and margins. In 1997, results of operations were materially adversely affected by the significant appreciation of the value of the U.S. dollar in relation to certain key foreign currencies. Since the beginning of 1998, the dollar has continued to appreciate from 1997 year end levels. Such appreciation will exacerbate the adverse effect of foreign currency exchange rates on the Company's results of operations. The Company believes that its 1997 financial performance was satisfactory despite the negative currency impact. However, there can be no assurance that the Company will continue to adequately perform in the face of further appreciation of the

U.S. dollar in relation to key foreign currencies. It is impossible to predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation of the Company's products or supplies or to gauge the effect that such actions would have on the financial position or results of operations.

Asian Problems. As has been widely reported in the financial press, a number of Asian economies have been experiencing significant economic difficulties. The Company anticipates that revenues derived from such countries are likely to be materially adversely affected by both the foreign exchange issues as well as reduced demand due to the downturn in these economies. However, revenues derived from sales to Asia have historically amounted to less than 5% of the Company's annual revenues, therefore, the Company does not believe that economic difficulties in Asia will have a material adverse impact on its results of operations; provided, the economic difficulties in such countries do not spread or have an adverse impact on business activities in North America, Europe and throughout the rest of the world. The Company's results of operations could be adversely impacted in the event of the spread of such difficulties to other countries outside of Asia. The Company is not in a position at this time to assess the magnitude of the effect, if any, that this would have on its results of operations.

Dependence upon Retail Industry. A significant portion of the Company's revenues are derived from sales of products and services to customers in the non-food retail industry. Although the product demand in this industry segment has shifted to a significant extent from front-end point-of-sale scanner products to back room hand-held computer products. The Company is attempting to expand its customer base to other industries including, but not limited to, transportation and logistics and medical/healthcare and has had some degree of success. However, for the current and foreseeable future, the Company's financial performance remains dependent to a material extent upon revenues derived from the non-food retail industry. In the past, this industry has experienced financial instability and there can be no assurance that it will not face a downturn in the future. Recurring instability in the non-food retail industry could have an adverse affect on the Company's business and financial performance.

Competition. The business in which the Company is engaged is highly competitive and acutely influenced by advances in technology, product improvements and new product introduction, marketing and distribution capabilities, and price competition. Failure to keep pace with product and technological advances could adversely affect the Company's competitive position and prospects for growth.

New Competitors. The products being manufactured and marketed by the Company and its competitors are becoming increasingly more complex. As the technological and functional capabilities of future products increase these products will begin to compete with those being offered by larger, traditional computer industry participants who have substantially greater financial, technical, marketing and manufacturing resources than the Company. There can be no assurance that the Company will be able to compete successfully against these new competitors or that competitive pressures faced by the Company would not adversely affect its business or operating results.

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

New Product Introduction. Historically, the Company has been dependent upon the introduction of new and improved product offerings. This is particularly true for 1998, since the Company plans to introduce a larger number of new products during 1998 than it did in 1997. The Company's financial performance in 1998 will be heavily dependent upon the successful introduction of such
products.    This success will be dependent upon, among other factors, the ability of the Company to timely complete development and launch of certain of such products within the year, customer acceptance of and demand for these products and the ability of the Company to efficiently manufacture such products and to meet delivery schedules. Failure in any of these areas could have a material adverse effect on the Company's financial results for 1998.

System Sales. Historically, sales to customers have been of individual scanning and hand held computer products. Increasingly, the focus of the Company's sales efforts has been on sales of complete data transaction systems. System sales, tend to be more costly and, therefore, require a longer selling cycle, longer payment terms and more complex integration and installation services.

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

Manufacturing. In the event use of the Company's manufacturing facilities in Bohemia, New York were interrupted by natural disaster or otherwise, the Company's operations would be materially, adversely affected until alternative production and service operations could be established. Certain of the Company's products are manufactured outside the United States. The Company anticipates that an increased percentage of new products will be manufactured by third parties, including but not limited to Olympus, many of which are located in foreign countries. The manufacture of these items is subject to risks common to all foreign manufacturing activities such as governmental regulation, currency fluctuations, transportation delays and interruptions, political and economic disruptions and the risk of imposition of tariffs or other trade barriers.

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

Third Party Products. Historically, the Company has manufactured almost all of it product offerings. Beginning in 1996, the Company began offering for sale an increased number of third party products. Although the Company hopes that sales of such products will result in higher operating income, the sales of third party products traditionally generate lower margins which may not be fully offset by lower expenses. In the event that any of these third party suppliers become unable or unwilling to manufacture such products or fail to meet the Company's volume and quality requirements and delivery schedules, the Company's ability to market such products could be negatively affected. In addition, many of these third party products are manufactured outside of the

United States and supply of such products could be negatively affected by factors normally attendant to the conduct of foreign trade, including imposition of duties, taxes, fees or other trade restrictions fluctuation in currency exchange rates and longer delivery times.

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

Year 2000 Compliance. The Company is taking steps to ensure that all software used in the Company's products and in the Company's internal systems will manage data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results. New computer systems are being implemented that will substantially insure that the Company's operating systems are not subject to Year 2000 transition problems. However, there can be no assurance that problems will not surface that the Company is currently unaware of or that other systems or third party systems that are not Year 2000 compliant will not effect the Company's operating systems or cause loss of or damage to data.

	A majority of the Company's hardware and operating system software products have been tested for Year 2000 compliance. Application software and third party hardware sold by the Company have largely not been tested and it is not practical or feasible to do so. The Company has agreed to correct problems caused by failure of its tested products to properly operate after the turn of the century and is offering diagnostic services and/or correction measures to customers that want further assurance that their systems are Year 2000 compliant.

Item 7.   Management's Discussion and Analysis of Financial
	          Condition and Results of Operations

Results of Operations

          The following table sets forth for the years indicated
(i) certain revenue and expense items expressed as a percentage of net revenue and (ii) the percentage increase or decrease of such items as compared to the corresponding prior year.

													  Year to Year Changes
													  Year Ending December 31,

				            	       Percentage of Revenue    		   1997		 1996
						      Year Ending December 31,   	 	    vs.		  vs.
					         1997  	   1996         1995  	         1996  	       1995

Net Revenue			        100.0%      100.0%	   100.0%		   17.9%		 18.3%

Cost of Revenue				   54.5	   53.2	    51.3		   20.7		 22.7

Amortization of Software
 Development Costs			    1.6	    1.6          1.6		   12.9 		 21.0

Gross Profit				   44.0	   45.2         47.1		   14.8		 13.4

Operating Expenses:
 Engineering				    7.4	    7.1	     7.6		   21.8		 10.8
 Selling, General and
  Administrative			   21.4	   22.8	    24.8		   10.7		  8.7
 Purchased Research and Development
  and Merger Integration Costs	      -	    1.9		 -			-		    -
 Severance				      -	      -	     0.5			-		    -
 Amortization of Excess of
  Cost Over Fair Value of
   Net Assets Acquired		    0.6	    0.6	     0.5		   32.1		 33.5

						   29.4	   32.3	    33.3		    7.1		 14.7

Earnings from Operations		   14.6	   12.8	    13.8		   34.2		 10.2

Net Interest Expense			   (0.4)	   (0.5)	    (0.3)		    4.7 		120.2

Earnings Before Income Taxes 	   14.2	   12.3	    13.5		   35.4		  8.1

Provision for Income Taxes		    5.1	    4.7          5.1		   28.3		  8.1

Net Earnings				    9.1%	    7.7%         8.4%		   39.7%		  8.1%

For the year ended December 31, 1997

		Net revenue of $774,345,000 for the year ended December 31, 1997, increased 17.9 percent over 1996. The increase in net revenue is primarily due to increased worldwide sales of both scanner products and hand held computer systems. Foreign exchange fluctuations unfavorably impacted the growth in net revenue by approximately 2.1 percentage points for the year ended December 31, 1997 and unfavorably impacted the growth in net revenue by 0.8 percentage points for the year ended December 31, 1996.

		Geographically, North America revenue increased 15.1 percent over the prior year and International revenue increased 22.1 percent over the prior year, notwithstanding the unfavorable impact of foreign exchange rate fluctuations relative to the U.S. dollar on net revenue previously described. North America and International revenue continue to represent approximately three-fifths and two-fifths of net revenue, for the year 1997 and the prior year, respectively.

		Cost of revenue (as a percentage of net revenue) of 54.5 percent for the year ended December 31, 1997, increased from 53.2 percent in 1996. This increase is principally due to the unfavorable impact of foreign exchange rate fluctuations on net revenue previously described, coupled with a change in the mix of the Company's products sold to a higher percentage of lower margin products and an increase in revenue derived from the indirect sales channel. The Company anticipates an increase in the cost of revenue (as a percent of net revenue), particularly in the second half of 1998, due to the pending roll out of its contract related to the United States Postal Service which represents a lower margin order relative to historical orders. This is the largest contract in the Company's history and represents over $100,000,000 of revenue. In the beginning of 1998, the U.S. dollar continued to appreciate from year end 1997 levels. Even if there is no further change in foreign exchange rates, the comparison of 1998 to 1997 cost of revenue
(as a percentage of net revenue) will be adversely effected, particularly in the first half of the year. The Company anticipates that this combination of factors will have an adverse impact on the 1998 to 1997 comparison of cost of revenue (as a percentage of net revenue).

		Amortization of software development costs totaling $12,068,000 for the year ended December 31, 1997, increased from $10,686,000 in the prior year due to new product releases.

		Engineering costs increased to $56,961,000, for the year ended December 31, 1997, from $46,752,000 for 1996. In absolute dollars engineering expenses increased 21.8 percent for the year ended December
31, 1997, from the prior year. As a percentage of revenue such expenses increased to 7.4 percent for the year ended December 31, 1997, from 7.1 percent for the prior year. These increases are due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

		Selling, general and administrative expenses increased to $165,647,000 for the year ended December 31, 1997, from $149,602,000 in 1996.  While in absolute dollars selling, general and administrative expenses increased 10.7 percent for the year ended December 31, 1997, from the prior year, as a percentage of revenue such expenses were reduced to 21.4 percent for the year ended December 31, 1997, from 22.8 percent in 1996 due to the increase in revenue and ongoing cost-containment programs.  The increase in absolute dollars reflects expenses incurred to support a higher revenue base and additional expenses incurred due to newly acquired subsidiaries.

		Amortization of excess of cost over fair value of net assets acquired of $4,859,000 for year ended December 31, 1997, increased from $3,679,000 in
1996 due to the acquisitions of the new subsidiaries referred to above.

		Net interest expense increased to $3,276,000, for the year ended December 31, 1997, from $3,129,000 in 1996 primarily due to increased interest expense resulting from an increase in interim short term borrowings under existing credit lines and decreased capitalized interest partially offset by a reduction in interest expense due to annual mandatory repayments of indebtedness and an increase in interest income.

		The Company's effective tax rate for 1997 of 36.0 percent decreased from 38.0 percent in the prior year period primarily due to a decrease in the incremental foreign income tax expense.

		At December 31, 1997, the Company had net deferred tax assets of approximately $13,159,000, consisting of current deferred tax assets of $24,908,000 and long-term deferred tax liabilities of $11,749,000. The current deferred tax assets reflect a valuation allowance of approximately $589,000 relating to New York State investment tax credit carryforwards which may be recaptured. No other valuation allowance is necessary due to the Company's history of profitability and anticipated future profitability.


For the year ended December 31, 1996

		Net revenue of $656,675,000 for the year ended December 31, 1996, increased 18.3 percent over 1995. The increase in net revenue is primarily due to increased worldwide sales of both scanner products and hand-held computer systems. Foreign exchange fluctuations unfavorably impacted the growth in net revenue by 0.8 percentage points for the year ended December 31, 1996.

		Geographically, North America revenue increased 15.7 percent over the prior year and International revenue increased 22.3 percent over the prior year.  North America and International revenue represent approximately three-
fifths and two-fifths of net revenue, respectively, for the year ended December
31, 1996, and approximately three-fifths and two-fifths of net revenue, respectively, for the comparable prior year period.

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

		Engineering costs increased to $46,752,000, for the year ended December 31, 1996, from $42,205,000 for 1995. While in absolute dollars engineering expenses increased 10.8 percent for the year ended December 31, 1996, from the prior year, as a percentage of revenue such expenses were reduced to 7.1 percent for the year ended December 31, 1996, from 7.6 percent for the prior year due to proportionately higher increase in revenue. The increase in absolute dollars reflects expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

		Selling, general and administrative expenses increased to $149,602,000 for the year ended December 31, 1996, from $137,640,000 in 1995.  While in absolute dollars selling, general and administrative expenses increased 8.7 percent for the year ended December 31, 1996, from the prior year, as a percentage of revenue such expenses were reduced to 22.8 percent for the year ended December 31, 1996, from 24.8 percent in 1995 due to the increase in revenue and ongoing cost-containment programs.  The increase in absolute dollars reflects expenses incurred to support a higher revenue base and expenses incurred by three acquired subsidiaries.

		During the year ended December 31, 1996, the Company recognized a one-
time pretax charge of $12,341,000 ($0.19 diluted earnings per share) related to write-off of purchased research and development and accrued merger integration costs as a result of the acquisition of LIS Holdings Ltd., headquartered in the
United Kingdom.

		Net interest expense increased to $3,129,000, for the year ended December 31, 1996, from $1,421,000 in 1995 primarily due to decreased interest income resulting from the decrease in cash and temporary investments, an increase in interest expense related to interim short term borrowings under existing credit lines and decreased capitalized interest partially offset by a reduction in interest expense due to annual repayments of outstanding debt.

		The effective tax rate for 1996 remained constant at 38.0 percent.

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

Liquidity and Capital Resources

		The Company utilizes a number of measures of liquidity including the following:
							    Year Ended December 31,
							1997		  1996		   1995
Working Capital
  (in thousands)				    $241,846		$221,678	 $209,852

Current Ratio (Current
  Assets to Current
  Liabilities)					 2.5:1		   2.7:1	    3.0:1

Long-Term Debt
  to Capital						  8.1%		   11.2%	    14.7%
(Long-term debt to long-
 term debt plus equity)

		Current assets increased by $47,598,000 from December 31, 1996, principally due to the increase in cash, an increase in accounts receivable and an increase in other current assets due to higher operating levels partially offset by reduced inventories.

		Current liabilities increased $27,430,000 from December 31, 1996, primarily due to increases in accounts payable and accrued expenses, due to increased operating levels, and income taxes payable.

		The aforementioned activity resulted in a working capital increase of
$20,168,000 for the fiscal year ended December 31, 1997.  The Company's current ratio at December 31, 1997, decreased to 2.5:1 from 2.7:1 at December
31, 1996.

		The Company generated $108,172,000 cash flow from operations and experienced an overall increase in cash and temporary investments of $25,680,000 for the year ended December 31, 1997. The positive cash flow provided by operations was offset, in part, by cash used in investing activities and various financing activities, principally the purchase of 1,221,000 shares of the Company's common stock, acquisition of subsidiaries and other acquisition related payments and expenditures for property, plant and equipment. The purchase of common stock represents both shares purchased in the open market and shares purchased from officers related to the exercise of stock options. For the year ended December 31, 1996 the Company generated $33,855,000 cash flow from operations but experienced an overall decrease in cash and temporary investments of $29,360,000. The decrease resulted from the acquisition of three subsidiaries, capital expenditures and the purchase of 726,000 shares (stock split effected) of the Company's common stock, partially offset by profitable operations and equity proceeds of stock option exercises and the corresponding tax benefits.

		Property, plant and equipment expenditures for the year ended December 31, 1997, totaled $42,679,000 compared to $34,680,000 for the year ended December 31, 1996. Such property, plant and equipment expenditures for the period were financed by existing cash and temporary investments. The Company has entered into a construction commitment to expand its existing Worldwide Headquarters facility, located in Holtsville, New York, by approximately 125,000 square feet. The project cost, including furniture, fixtures and equipment, is estimated at approximately $20,000,000 and is anticipated to be completed in March 1999. The Company does not have any other material commitments for capital expenditures.

		At December 31, 1997, the Company had $40,301,000 in long-term debt outstanding, excluding current maturities.  In March 1993 the Company issued
$25,000,000 of its 7.76 percent Series A Notes due February 15, 2003, and
$25,000,000 of its 7.76  percent Series B Senior Notes due February 15, 2003, to four insurance companies for working capital and general corporate purposes.  The Series A Senior Notes are being repaid in equal annual installments of $2,778,000 which began in February 1995.  The Series B Senior
Notes are being repaid in equal annual installments of $3,571,000 which began
February 1997.  The Senior Notes represent $31,746,000 of the total long-term debt balance outstanding at December 31, 1997.  The remaining $8,555,000 is primarily related to the Industrial Development Bond financing completed in
October 1989 and a low-interest loan from an agency of the State of New York and debt assumed in connection with the purchase of the Company's Worldwide
Headquarters facility in 1995.

		The Company's long-term debt to capital ratio decreased to 8.1 percent at December 31, 1997, from 11.2 percent at December 31, 1996, primarily due to increased equity from the results of profitable operations and payment of the annual installment of the Company's long-term obligations previously described.

		The Company has loan agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling $75,000,000. As of December 31, 1997, the Company had no outstanding borrowings under these lines. These agreements expire between June 30, 1998 and December 31, 1998.

		The Company believes that it has adequate liquidity to meet its current and anticipated needs from the results of its operations, working capital and existing credit facilities.

		In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 8.  Financial Statements and Supplementary Data

         The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

Document											Page

1.  Financial Statements and Accountants' Report:

		Independent Auditors' Report						F-1

	  Consolidated Financial Statements:

		Balance Sheets as of December 31, 1997 and 1996			F-2

		Statements of Earnings for the Years Ended
		December 31, 1997, 1996 and 1995					F-3

		Statement of Stockholders' Equity for the				F-4
		Years Ended December 31, 1997, 1996 and 1995

		Statements of Cash Flows for the Years Ended			F-5
		December 31, 1997, 1996 and 1995

		Notes to Consolidated Financial Statements			F-6
											    through
												F-21

2.	Financial Statement Schedules:

		Schedule II									S-1

Item 9.	Disagreements on Accounting and Financial Disclosure

		Not applicable

	PART III


Item 10.  Directors and Executive Officers of the Registrant

     (a)	Identification of Directors:
              The section entitled "Nominees for Election"
   		  contained in the Proxy Statement is hereby incorporated by reference.

     (b)	Identification of Executive Officers:
		  See PART I of this Form 10-K.

Item 11.	Executive Compensation

		The section entitled "Management Remuneration and Transactions" contained in the Proxy Statement is hereby incorporated by reference.

Item 12. 	Security Ownership of Certain Beneficial Owners and
		Management

		The sections entitled "Principal Shareholders" and "Security Ownership of Management" contained in the Proxy Statement are hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

		The section entitled "Management Remuneration and Transactions" contained in the Proxy Statement is hereby incorporated by reference.

PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1.	FINANCIAL STATEMENTS:

		Independent Auditors' Report

		Consolidated Balance Sheets as of December 31, 1997 and 1996

		Consolidated Statements of Earnings for the Years Ended December 31, 1997, 1996 and 1995

		Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

		Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

		Notes to Consolidated Financial Statements

	2.   	FINANCIAL STATEMENT SCHEDULES

		Included in Part IV of this report:

	     	Schedules:

		II.    Valuation and Qualifying Accounts

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

3.		Exhibits

Exhibit

3.1	Certificate of Incorporation of Symbol
	Technologies, Inc. and amendments thereto.
	(Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the
	"1996 Form 10-K).)

3.3	By-laws of the Company as currently in effect.
	(Incorporated by reference to Exhibit 3.1 of the 1996 Form 10-K.)

4.1	Form of Certificate for Shares of the
	Common Stock of the Company.
	(Incorporated by reference to Exhibit
	4.1 of the Form 8-B Registration No. 0-9028, filed with the Commission on November 23, 1987).

10.1	Form of 2008 Stock Purchase Warrant issued to
	certain directors.

10.2	Form of 2000 Stock Purchase Warrant issued to certain
	directors. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K").)

10.3	1994 Directors Stock Option Plan.  (Incorporated
	by reference to Exhibit 4.1 to Registration
	Statement No. 33-78678 on Form S-8.)

10.4	1997 Employee Stock Purchase Plan. (Incorporated
	by reference to Exhibit 4.2 to Registration
	Statement No. 333-26593 on Form S-8.)

10.5	1997 Employee Stock Option Plan.

10.6	1991 Employee Stock Option Plan (Incorporated
	by reference to Exhibit 10.1 of the 1991 Form 10-K.)

10.7	1990 Non-Executive Stock Option Plan, as
	amended. (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").)

10.8	Employment Agreement by and between the
	Company and Raymond Martino, dated as of June 12, 1994. (Incorporated by reference to Exhibit 10.3 to the Company's Annual
	Report on Form 10-K for the year ended
	December 31, 1994.)

10.9	Employment Agreement by and between
	the Company and Jerome Swartz, dated
	as of June 30, 1995.  (Incorporated by
	reference to Exhibit 10.4 to the 1995 Form 10-K.)

10.10	Employment Agreement by and between
	the Company and Tomo Razmilovic, dated
	as of October 16, 1995. (Incorporated by reference to Exhibit 10.5 of the 1995 Form 10-K.)

10.11	Employment Agreement by and between
	the Company and Frederic P. Heiman, dated as of June 30, 1995. (Incorporated by reference to Exhibit 10.6 of the 1995 Form 10-K.)

10.12	Employment Agreement by and between
	the Company and Leonard H. Goldner, dated as of November 1, 1995. (Incorporated by reference to Exhibit 10.7 of the 1995 Form 10-K.)

10.13	Executive Retirement Plan, as amended.
	(Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989
	(the "1989 Form 10-K").)

10.14	Symbol Technologies, Inc.
	Stock Ownership and Option Retention Program.
	(Incorporated by reference to Exhibit 10.13 of the 1995 Form 10-K.)

10.15	Summary of Symbol Technologies, Inc.
	Executive Bonus Plan. (Incorporated by reference to Exhibit 10.14 of the 1995 Form 10-K.)

10.16	Lease Agreement and Amended and
	Restated Lease Agreement dated as of
	October 1, 1989 between Suffolk County
	Industrial Development Agency and
	Symbol Technologies, Inc. (Incorporated by reference to Exhibit 10.15 to the 1989 Form 10-K.)

10.17	Sublease dated June 28, 1995 between
	Grumman Data Systems Corporation and
	Symbol Technologies, Inc. (Incorporated by reference to Exhibit 10.16 to the 1995 Form 10-K.)

10.18	Form of Note Agreements dated as of
	February 15, 1993 relating to the Company's
	7.76% Series A and Series B Senior Notes due
	February 15, 2003 (Incorporated by reference to
	Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

22.	Subsidiaries.

23.	Consent of Deloitte & Touche LLP

(b)	Reports on Form 8-K

 	Not Applicable

SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



							SYMBOL TECHNOLOGIES, INC.
							(Registrant)



							By:  /s/Jerome Swartz
			    					Jerome Swartz
		     						Chairman of the Board



Dated:  March 5, 1998

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                    Date


/s/Jerome Swartz    	Chairman of the         March 5, 1998
Jerome Swartz		Board and Director
				(Principal Executive
				Officer)


/s/Tomo Razmilovic      Director                March 5, 1998
Tomo Razmilovic


/s/Raymond R. Martino   Director                March 5, 1998
Raymond R. Martino


/s/Harvey P. Mallement  Director                March 5, 1998
Harvey P. Mallement


/s/Frederic P. Heiman   Director 			March 5, 1998
Frederic P. Heiman


/s/Saul P. Steinberg    Director 			March 5, 1998
Saul P. Steinberg


/s/Lowell C. Freiberg   Director 			March 5, 1998
Lowell C. Freiberg


/s/George Bugliarello   Director                March 5, 1998
George Bugliarello


/s/Charles Wang         Director                March 5, 1998
Charles Wang


/s/Kenneth V. Jaeggi    Senior Vice President   March 5, 1998
Kenneth V. Jaeggi	      Finance (Chief
                        Financial Officer)


/s/Brian T. Burke       Senior Vice President   March 5, 1998
Brian T. Burke          and Controller (Chief
                        Accounting Officer)

	SYMBOL TECHNOLOGIES, INC.

	AND SUBSIDIARIES

	------

	CONSOLIDATED FINANCIAL STATEMENTS

	COMPRISING ITEM 8 AND SCHEDULE II LISTED IN THE

	INDEX AT ITEM 14(a)2 OF ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

	YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995















	SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

	CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



	I N D E X

	                                                			PAGE

Independent auditors' report							F-1

Consolidated financial statements:

	Balance sheets								F-2

	Statements of earnings							F-3

	Statements of stockholders' equity					F-4

	Statements of cash flows							F-5

	Notes to consolidated financial statements (1-16)      F-6 through F-21

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








INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Symbol Technologies, Inc.
Holtsville, New York

We have audited the accompanying consolidated balance sheets of Symbol Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symbol Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Jericho, New York
February 9, 1998





















F-1


SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except stock par value)

								 December 31,	December 31,
		   ASSETS 					     1997     	    1996

CURRENT ASSETS:
  Cash, including temporary investments of
   $31,909 and $16,715, respectively			   $ 59,970		$ 34,290
  Accounts receivable, less allowance for doubtful
   accounts of $10,995 and $10,123, respectively	    162,789		 146,273
  Inventories, net						    128,155		 133,637
  Deferred income taxes					     24,908		  26,125
  Other current assets					     24,130		  12,029

	 TOTAL CURRENT ASSETS				    399,952		 352,354

PROPERTY, PLANT AND EQUIPMENT, net			    118,745		 101,331
INTANGIBLE ASSETS, net					    115,275		 113,187
SOFTWARE DEVELOPMENT COSTS, net			     26,649		  23,974
OTHER ASSETS							     18,569		  23,392

								   $679,190		$614,238


	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses		   $121,714		$ 99,241
  Current portion of long-term debt			     10,384		  10,384
  Income taxes payable					     13,580		   9,141
  Deferred revenue						     12,428		  11,910

	 TOTAL CURRENT LIABILITIES			    158,106		 130,676

LONG-TERM DEBT, less current maturities		     40,301		  50,541

DEFERRED REVENUE						      2,410		   3,146

OTHER LIABILITIES						     19,957		  19,158

COMMON EQUITY PUT OPTIONS				      4,674		  11,041

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00; authorized
   10,000 shares; none issued or outstanding		    -				 -
  Common stock, par value $0.01; authorized
   100,000 shares; issued 43,519 shares
   and 28,195 shares, respectively				  435		     282
  Additional paid-in capital           		    289,434      	 258,792
  Cumulative translation adjustments			     (7,792)		  (5,650)
  Retained earnings					    274,976 		 206,331
								    557,053 		 459,755
Less:
  Treasury stock at cost, 4,359 shares and
   2,092 shares, respectively				   (103,311)		 (60,079)
								    453,742 		 399,676

								   $679,190       $614,238

		See notes to consolidated financial statements

F-2


	SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF EARNINGS
	(All amounts in thousands, except per share data)

					            Year ended December 31,
					       1997         1996           1995

NET REVENUE				    $774,345	$656,675	   $555,163
COST OF REVENUE			     421,796	 349,428	    284,836
AMORTIZATION OF SOFTWARE
  DEVELOPMENT COSTS		      12,068	  10,686	      8,828

GROSS PROFIT			     340,481	 296,561	    261,499

OPERATING EXPENSES:
  Engineering				56,961	  46,752         42,205
  Selling, general and
   administrative			     165,647	 149,602	    137,640
  Purchased research and
   development and merger
   integration costs			     -	  12,341			  -
  Severance					     -	       -		2,500
  Amortization of excess of
   cost over fair value of
   net assets acquired		       4,859	   3,679	      2,755

					     227,467	 212,374	    185,100

EARNINGS FROM OPERATIONS	     113,014	  84,187	     76,399

OTHER (EXPENSE)/INCOME:
  Interest income				 2,225	   1,756		3,143
  Interest expense		      (5,501)	  (4,885)	     (4,564)

					      (3,276)	  (3,129)	     (1,421)

EARNINGS BEFORE INCOME
 TAXES				     109,738 	  81,058	     74,978

PROVISION FOR INCOME
 TAXES				      39,506	  30,802	     28,492


NET EARNINGS			    $ 70,232	$ 50,256	   $ 46,486

EARNINGS PER SHARE:
  Basic					 $1.78	   $1.30		$1.20
  Diluted					 $1.72	   $1.24		$1.15

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
  Basic					39,359	  38,798	     38,691
  Diluted					40,824	  40,619	     40,578


PRO FORMA EARNINGS PER SHARE: (1)
  Basic					 $1.19	   $0.86	      $0.80
  Diluted					 $1.15	   $0.82	      $0.76

PRO FORMA WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING: (1)
  Basic					59,039	  58,197	     58,037
  Diluted					61,236	  60,929	     60,867

(1)	Represents the pro forma impact of a three for two split of the
Company's common stock approved by the Board of Directors on February 9, 1998 to be effected as a 50 percent stock dividend on April 3, 1998.


See notes to consolidated financial statements

F-3

	SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	(All amounts in thousands, except stock par value)

                                 Common Stock
                                $0.01 Par Value
                                                    Additional    Cumulative
                            Total
                               Shares                Paid-in      Translation
   Retained    Treasury   Stockholders'
                               Issued    Amount      Capital      Adjustments
   Earnings     Stock       Equity

BALANCE, JANUARY 1, 1995	 26,719    $ 267       $234,798	 ($8,187)
$109,589    ($20,300)	  $316,167

 Exercise of stock options        510        5         10,930            -
         -           -       10,935
 Purchase of treasury shares        -        -              -            -
         -     (20,622)     (20,622)
 Translation adjustments            -        -              -         (112)
         -           -         (112)
 Net earnings                       -        -              -            -
     46,486          -       46,486

BALANCE, DECEMBER 31, 1995     27,229      272	      245,728       (8,299)
 156,075	  (40,922)     352,854

 Exercise of stock options	    919	  10		 22,701	       -		   -		  -	    22,711
 Exercise of warrants		     47	   -		    458	       -		   -		  -		 458
 Proceeds from sale of common
  equity put options                -	   -		    946 	       -		   -		  -		 946
 Reclassification of common
  equity put options obligation     -	   -		(11,041)	       -		   -	        -
 	   (11,041)
 Purchase of treasury shares        -	   -		      -	       -		   -	  (19,157)
	   (19,157)
 Translation adjustments            -	   -		      -	   2,649		   -		  -
2,649
 Net earnings                       -        -              -            -
     50,256          -       50,256

BALANCE, DECEMBER 31, 1996     28,195      282	      258,792       (5,650)
 206,331	  (60,079)     399,676

 Exercise of stock options	  1,218	  12		 24,062	       -		   -		  -	    24,074
 Exercise of warrants		      9	   -		     69	       -		   -		  -		  69
 Proceeds from sale of common
  equity put options                -	   -		    285	       -		   -		  -		 285
 Reclassification of common
  equity put options obligation     -	   -		  6,367	       -		   -	        -
     6,367
 Purchase of treasury shares        -	   -		      -	       -		   -	  (43,232)
	   (43,232)
 Translation adjustments            -	   -		      -	  (2,142)		   -		  -
(2,142)
 Stock split			 14,097	 141		   (141)	       -	           		  -	         -
 Dividends paid			      -	    		      -	       -	    (1,587)		  -	    (1,587)
 Net earnings                       -        -              -            -
     70,232          -       70,232

BALANCE, DECEMBER 31, 1997     43,519     $435	     $289,434      ($7,792)
$274,976	($103,311)    $453,742

	See notes to consolidated financial statements
	F-4

	SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS

	(All amounts in thousands)

                                                       Year ended December
31,
    							        1997          1996          1995

Cash flows from operating activities:
 Net earnings 						$ 70,232      $ 50,256      $ 46,486
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
 Depreciation and amortization of
  property, plant and equipment			  25,738        23,247        18,911
 Other amortization					  19,539        16,276        15,347
 Provision for losses on accounts
  receivable						   2,253         2,270         3,458
 Charge for purchased research and
  development						       -        10,741             -
 Deferred income taxes					   6,243        (2,835)        1,958
Changes in assets and liabilities:
  Accounts receivable					 (12,455)      (24,481)      (25,131)
  Sale of lease receivables				       -        17,308             -
  Inventories						   9,594       (33,880)        5,672
  Other current assets					 (11,583)          605        (4,553)
  Software development costs				 (14,743)      (13,606)      (11,324)
  Intangible assets					  (3,387)       (7,054)       (3,654)
  Other assets						   2,053       (14,150)       (3,432)
  Accounts payable and accrued expenses		  15,113        10,981        21,033
  Income taxes payable					   4,380        (3,319)       10,527
  Other liabilities and deferred revenue		  (4,805)        1,496          (885)

Net cash provided by
 operating activities					 108,172        33,855        74,413

Cash flows from investing activities:
  Note receivable						   2,500 	       500 			(3,500)
  Proceeds from sale of property, plant
   and equipment						       -	         - 			 4,615
  Expenditures for property, plant
   and equipment						 (42,679)      (34,680)      (36,636)
  Acquisition of subsidiaries, net of
   cash acquired						  (8,026)      (26,962)            -

Net cash used in investing activities		 (48,205)      (61,142)      (35,521)

Cash flows from financing activities:
  Proceeds from issuance of notes payable
   and long-term debt					 167,543	    48,400		     8,558
  Principal repayments of notes payable
   and long-term debt					(177,783)      (55,214)       (5,988)
  Exercise of stock options and warrants		  24,143        23,169        10,935
  Proceeds from common equity put options		     285 		 946 			     -
  Dividends paid						  (1,587)		   - 			     -
  Purchase of treasury shares				 (43,232)      (19,157)      (20,622)

Net cash used in financing activities		 (30,631)       (1,856)       (7,117)

Effects of exchange rate changes on cash		  (3,656)         (217)          486
Net increase/(decrease) in cash and temporary
 investments						  25,680       (29,360)       32,261

Cash and temporary investments,
 beginning of year					  34,290        63,650        31,389

Cash and temporary investments, end
 of year							$ 59,970      $ 34,290      $ 63,650

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest							$  4,613      $  4,987      $  4,914
  Income taxes						$ 15,423      $ 19,685      $ 12,614



	 See notes to consolidated financial statements

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation

The consolidated financial statements include the accounts of Symbol Technologies, Inc. and its subsidiaries (the "Company" or "Symbol"), substantially all of which are wholly-owned. Significant intercompany transactions and balances have been eliminated in consolidation.

b.	Temporary Investments

Temporary investments include highly liquid investments with original maturities of three months or less and consist primarily of money market funds and time deposits at December 31, 1997 and 1996. Temporary investments are stated at cost, which approximates market value. These investments are not subject to significant market risk.

c.	Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

d.	Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation and amortization is provided on a straight-line basis over the following estimated useful lives:

Buildings and improvements				    15 to 40 years
Machinery and equipment					    3 to 7 years
Furniture, fixtures and office equipment		    5 to 10 years
Leasehold improvements (limited to terms
                          of the leases)		    2 to 10 years

The Company capitalized interest costs of zero, $258,000 and $646,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

e.	Intangible Assets

The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over periods ranging from 7 to 40 years.

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

The Company expenses all research and development costs as incurred. The Company incurred research and development expenses of approximately $29,991,000, $20,164,000 and $19,879,000, for the years ended December 31,
1997, 1996 and 1995, respectively, which are classified in engineering expenses.

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

The cumulative amount of undistributed earnings of foreign subsidiaries at December 31, 1997, approximates $41,172,000. The Company does not provide deferred taxes on undistributed earnings of foreign subsidiaries since the Company anticipates no significant incremental U.S. income taxes on the repatriation of these earnings as tax rates in foreign jurisdictions generally approximate or exceed the U.S. Federal rate.

j.	Earnings Per Share

The Company has adopted Financial Accounting Standards No. 128 "Earnings per share" ("SFAS No. 128") which requires dual presentation of basic and diluted earnings per share on the face of the income statement.

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

On February 10, 1997 the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend
("the 1997 stock split") which was payable on April 1, 1997 to shareholders of record on March 10, 1997. In this report, all earnings per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect the 1997 stock split(also see note 16 regarding the 1998 stock split). In addition, the number of common shares issued have been adjusted to reflect the 1997 stock split and an amount equal to the par value of the additional shares issued has been transferred from additional paid in capital to common stock.

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

As of December 31, 1997, the Company had no forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts.

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

In July 1997, the Company established wholly owned subsidiaries in Holland and Japan through the acquisition of Score Datacom Nederland B.V. and Olympus Symbol Inc., respectively. The initial cost related to these acquisitions amounted to approximately $3,000,000 and $4,700,000, respectively. These acquisitions have been accounted for as purchases and, accordingly, the related acquisition cost has been allocated to net assets acquired based upon fair values. The excess cost over net assets acquired of approximately $2,100,000 and $220,000, respectively, is being amortized over twenty years.

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

In August, 1996, the Company acquired LIS Holdings Ltd., ("LIS") headquartered in the United Kingdom. LIS is one of Europe's largest providers of technology-based logistics management systems providing technology solutions based on its own software products in concert with bar code, wireless networking and ruggedized terminals. Terms of the acquisition included an initial payment of $20,844,000 and subsequent additional payments, that range from zero to a total of $7,800,000 and are contingent upon the attainment of certain annual net revenue levels, as defined, over a three year period. This acquisition has been accounted for as a purchase. The purchase price(including acquisition costs)has been allocated to net assets acquired based upon fair values. After allocating the purchase price to net tangible assets, purchased software, which had reached technological feasibility, was valued using a cash flow model, under which future cash flows were discounted utilizing an assessment of the life expectancy of the purchased software. This purchased software of $1,000,000 has been capitalized and is being amortized over three years. Purchased research and development, which had not reached technological feasibility and has no alternative future use was valued using the same methodology. This purchased research and development amounted to $10,741,000 and has been charged to operations at the acquisition date. In addition, the Company has charged 1996 operations with accrued merger integration costs of $1,600,000, representing costs to be incurred associated primarily with combining the Company's existing operations in the United Kingdom with newly acquired facilities of LIS. The excess of cost over net assets acquired of approximately $8,800,000, relating to the acquisition, is being amortized over seven years.

The following unaudited pro forma combined results of operations of the Company and LIS are presented on the basis that the acquisition had taken place at the beginning of each of 1996 and 1995, and exclude the effect of the one-time pre-tax charges totaling $12,341,000 previously discussed:

							    Year Ended December 31,
							     1996            1995

Revenue						  $667,509 		  $572,204
Net Earnings						  $ 57,342	  	  $ 45,529
Diluted Earnings per share			  $   1.41		  $   1.12
Diluted weighted average
 shares outstanding				    40,619 		    40,578

In the opinion of management, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had LIS been under the ownership and operation of the Company during the periods presented.

In January and March 1996 the Company established wholly owned subsidiaries in Africa and Denmark through the acquisition of Barcodes (Pty) Ltd., and the Bar Code Data Capture Division of BCP Hardware A/S, respectively. The initial costs of the acquisitions amounted to $4,080,000 and $3,000,000, respectively. These acquisitions have been accounted for as purchases and, accordingly the cost of each acquisition has been allocated to net assets acquired based upon fair values. The excess of cost over net assets acquired of approximately $3,700,000 and $2,700,000, respectively, relating to these acquisitions is being amortized over twenty and ten years, respectively. Additional acquisition payments are contingent upon the attainment of certain annual net revenue levels, as defined in the respective agreements, by each of these acquired subsidiaries over a three year and four year period, respectively.

Results of operations of these subsidiaries have been included in consolidated operations as of their respective effective acquisition dates. Pro forma results of operations, assuming these acquisitions had been completed at the beginning of 1996 and 1995, would not differ materially from the reported results.

The Company made $3,760,000 of additional acquisition payments during the year ended December 31, 1997 related to acquisitions previously described which were contingent upon the attainment of certain annual net revenue levels, as defined in the respective acquisition agreements.

3.	INVENTORIES
							 December 31,    December 31,
							     1997            1996
							        (in thousands)

Raw materials					  $ 57,872 		  $ 54,534
Work-in-process					    14,039	  	    18,425
Finished goods					    56,244		    60,678
  							  $128,155 		  $133,637


4.	PROPERTY, PLANT AND EQUIPMENT
						       December 31,    December 31,
						           1997            1996
                                                  (in thousands)

Land                                        $  8,516		  $  8,636
Buildings and improvements                    33,857		    32,172
Machinery and equipment			          87,052		    67,243
Furniture, fixtures and office
 equipment                                    54,013     	    47,084
Leasehold improvements                         8,030    	     6,640
                                             191,468   	   161,775
Less: Accumulated depreciation and
 amortization                                 72,723   	    60,444

                                            $118,745		  $101,331

The Company has entered into a construction commitment to expand its existing Worldwide Headquarters facility, located in Holtsville, New York, by approximately 125,000 square feet. The project cost, including furniture, fixtures and equipment, is estimated at approximately $20,000,000 and is anticipated to be completed in March 1999.


5.	INTANGIBLE ASSETS
						       December 31,     December 31,
						           1997             1996
                                                  (in thousands)
Excess of cost over fair value of
 net assets acquired			        $123,668		  $118,147
Patents, trademarks and purchased
 technologies 					    27,681		    25,479
Executive retirement plan
 unrecognized prior service
 costs                                            835		       948
							   152,184		   144,574

Less: Accumulated amortization                 36,909		    31,387

                                             $115,275 		  $113,187


6.	SOFTWARE DEVELOPMENT COSTS

					           Year Ended December 31,
					        1997         1996           1995
                                              (in thousands)

Beginning of year				$23,974	 $21,054        $18,558
Amounts capitalized			 14,743	  13,606	     11,324
						 38,717	  34,660	     29,882
Less: Amortization			 12,068       10,686	      8,828
End of year					$26,649      $23,974	    $21,054

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

						       December 31,    December 31,
						           1997            1996
								  (in thousands)

Accounts payable					 $ 60,185           $45,251
Accrued payroll, bonuses, fringe
 benefits, severance and
 payroll taxes					   27,810            29,174
Other accrued expenses				   33,719            24,816
                                           $121,714           $99,241

8.	LONG-TERM DEBT

							 December 31,    December 31,
							     1997            1996
								  (in thousands)

Senior Notes (a)					   $38,095		  $44,446
Industrial Development Bonds (b)		     4,738            7,106
Assumed Revenue Bond Financing (c)		     4,578		    6,335
State Loan (d)					     3,000		    3,000
Other						             274               38
							    50,685     	   60,925

Less: Current maturities			    10,384           10,384
							   $40,301          $50,541

(a)	In March 1993 the Company issued $25,000,000 of its 7.76 percent Series A
Senior Notes due February 15, 2003, and $25,000,000 of its 7.76 percent
Series B Senior Notes due February 15, 2003, to four insurance companies.
The Series A Senior Notes are being repaid in equal annual installments of $2,778,000 which began in February 1995. The Series B Senior Notes are being repaid in equal annual installments of $3,571,000 which began
February 1997. Interest is payable quarterly for these Notes. The financing agreements contain certain covenants regarding the maintenance of a minimum level of tangible net worth, as well as certain financial ratios, as defined, and certain restrictions including limitations on indebtedness.

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms, the fair values of Senior Notes and Industrial Development Bonds approximates their carrying values. The fair value of the State Loan as of December 31, 1997, is approximately $2,456,000.

Long-term debt maturities are:

		Year ending December 31,			     (in thousands)

			  1998						  $10,384
			  1999						   10,708
			  2000						    7,343
			  2001						    9,375
			  2002						    6,376
			Thereafter						    6,499

										  $50,685

9.	INCOME TAXES

The provision for income taxes consists of:

				            Year Ended December 31,
				      1997           1996           1995
                                        (in thousands)
Current:
  Federal                    $23,371       $19,460	    $15,254
  State and local              4,300         4,036          3,136
  Foreign                      5,592        10,141          8,144
                              33,263        33,637   	     26,534

Deferred:
  Federal                      5,531            16          1,788
  State and local                880          (697)           237
  Foreign			        (168)       (2,154)	        (67)
				       6,243        (2,835)         1,958
  Total Provision
   for Income Taxes	     $39,506       $30,802  	    $28,492

A reconciliation between the statutory U.S. Federal income tax rate and the
Company's effective tax rate is:
						         Year Ended December 31,
						    1997          1996           1995
Statutory U.S. Federal
 rate						    35.0% 	      35.0%  	   35.0%
State taxes, net of
 Federal tax effect			     3.1 		 2.7 		    2.9
Tax credits					    (0.6)		(2.6)		   (1.6)
Amortization of excess of
 cost over fair value of
 net assets acquired			     1.0		 1.2		    1.3
Exempt income of foreign
 sales corporation			    (3.0)		(3.2)		   (1.9)
Income of foreign subsidiaries
 taxed at (lower)higher tax rates	    (0.1)		 2.0		    1.8
Other, net					     0.6		 2.9		    0.5

						    36.0%	      38.0% 	   38.0%

	At December 31, 1997, 1996 and 1995, other liabilities include deferred income taxes of $11,749,000, $8,144,000 and $8,276,000 respectively.  The deferred tax assets and liabilities at December 31, 1997, 1996 and 1995, respectively, are comprised of:


							     Year Ended December 31,
				          1997                 1996                   1995
					Deferred Tax	    Deferred Tax			  Deferred Tax
				  Assets/(Liabilities)  Assets/(Liabilities)  Assets/(Liabilities)
						  		 (in thousands)

Receivables			   ($5,470)			$ 3,176			 $ 4,441
Inventory			    10,988			  6,751			   6,113
Net investment in
 sales-type leases		    (3,148)			 (3,360)			  (3,053)
Accrued compensation
 and associate benefits	     4,944			  4,051			   3,876
Other accrued liabilities	     6,403			  4,509			   5,128
Accrued restructuring
 and severance costs		     1,006			     10			     957
Deferred revenue - current	     2,855			  2,778			   1,890
Deferred revenue - long term      950			  1,689			   2,348
Deferred patent and product
 development costs            (15,708)			(15,465)			 (13,809)
Purchased technology &
 other intangibles		     5,175			  4,814			       -
Property, plant and
 equipment			    (5,255)			   (440)			  (1,127)
Investments			       158			    557			     878
Cumulative translation
 adjustments			     5,104			  3,732			   5,505
Tax credit carryforwards	     2,185			  2,438 			   2,895
Other, net			     3,561			  3,342			     982
					    13,748			 18,582  			  17,024
Less: Valuation allowance	       589			    601                  812

Net Deferred Tax Asset	   $13,159			$17,981	         $16,212


	The valuation allowance decreased by $12,000 and $211,000 and $2,000 during
1997, 1996 and 1995 respectively.  The valuation allowance relates to state investment tax credit carryforwards which are likely to be recaptured.  No other valuation allowances for deferred tax assets are necessary due to the
Company's history of profitability and anticipated future profitability.



10.	COMMITMENTS AND CONTINGENCIES

a.	Lease Agreements
Future minimum annual rental payments required under noncancellable operating leases are:
		Year ending December 31,	          (in thousands)

			   1998				  $10,535
			   1999				    8,982
			   2000				    7,408
			   2001				    5,652
			   2002				    3,717
			Thereafter				   25,322
								  $61,616

	Rent expense under substantially all operating leases was $7,446,000, $6,728,000 and $6,173,000, for the years ended December 31, 1997, 1996 and
1995, respectively.

b.	Credit Facilities
The Company has loan agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling $75,000,000. As of December 31, 1997, and 1996, the Company had no borrowings outstanding under
these lines.   Such borrowings would bear interest at the respective bank's cost of funds rate, which approximated 6.5 percent at December 31, 1997. These agreements expire between June 30, 1998 and December 31, 1998.

c.	Employment Contracts
The Company has executed employment contracts with certain senior executives that vary in length, for which the Company has a minimum commitment aggregating approximately $4,412,000 at December 31, 1997.

d.	Sale of Lease Receivables
The Company offers lease financing of its products to its customers. During 1996, the Company sold certain lease receivables relating to sales-type leases for approximately $17,308,000, which represents the present value of uncollected receivable balances sold as of the date of sale. Due to the fact that the sale of these lease receivables was with recourse, the Company retains the same credit risk as if the receivables had not been sold. An allowance for doubtful accounts is maintained at a level which the Company believes is sufficient to cover potential losses on receivables sold. The balance of uncollected receivables as of December 31, 1997 sold approximated $7,069,000. The sale was recorded as a reduction of prepaid and other current assets, and other assets.

e.	Legal Matters
The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

On April 1, 1996, PSC Inc. ("PSC") commenced suit against the Company in Federal District Court for the Western District of New York, purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. PSC has served a Third Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seeks a declaratory judgment of alleged non-infringement and in validity of nine of the Company's patents, and a declaratory judgment that PSC has not breached its two license agreements with the Company and that those agreements have been terminated. The Company has amended its suit against PSC to assert infringement of four Symbol patents, breach of contract and fraud. The Company is also seeking damages which now exceed $10,000,000 plus interest on unpaid royalties since the second quarter of 1996.

The Company had also sued Data General Corporation ("Data General"), a manufacturer of portable integrated scanning terminals which incorporate scan engines from PSC, for infringement of the same four patents and five additional patents. The nine patents asserted against Data General are the same nine Symbol patents as to which PSC is seeking declaratory relief.

On October 9, 1996, the Court granted the Company's motion, to sever and stay PSC's antitrust, unfair competition and related claims. On the same day, the Court denied Data General's motion to stay the Company's claims against it. The Court also set a one week trial (a "Markman" hearing) for July 14, 1997, to construe the claims in all nine patents asserted by Symbol against Data General and PSC. On May 8, 1997, the Court postponed the "Markman" hearing and in the interest of judicial economy, the Court also stayed discovery on the patent claims until a non-judicial arbitration which PSC had initiated on March 10, 1997 was completed. The arbitration involved an interpretation of certain provisions of 1985 and 1995 license agreements between the Company and Spectra-Physics Scanning Systems, Inc. (which had been acquired by PSC) concerning whether purchaser's of PSC's scan engines were free to incorporate these scan engines into their integrated scanning terminals without any royalty payment to Symbol beyond that paid by PSC on th scan engine itself. The arbitration was heard on July 22-24, 1997. On December 29, 1997, the Arbitrator rendered his decision in favor of the Company and against PSC. The Arbitrator ruled that the sale of PSC's scan engines passed no immunity to PSC's customers under Symbol patents covering the integration of the scan engine into integrated scanning terminals. The Company's motion to confirm the Arbitrator's decision was approved by the Court.

The Company requested that the Court lift the stay it entered in the litigation, to permit the Company to seek a ruling that the Company's agreements with PSC, which PSC argues have been terminated and under which it has ceased paying royalties for more than two years, remain in full force and effect and require royalty payments to be made to the Company pursuant to those agreements. PSC has objected to the Company's request and has asked the Court that it continue to hold the contract issues in abeyance and instead lift the stay with respect to the pending patent issues and that discovery in these claims be reopened. The parties are currently awaiting a ruling by the Court on the issue.


11.	STOCKHOLDERS' EQUITY

a.	Common Equity Put Options

During April 1997 the Company issued common equity put options on 150,000 shares of its common stock which are exercisable for a period of one year from the date of issuance and give independent parties the right to sell such shares to the Company at a strike price of $31.163 per share. Proceeds of $285,000 from the issuance of the April 1997, put options were credited to additional paid in capital.

The balance of the common equity put option account as of December 31, 1997 and December 31, 1996, represents the amount the Company would be obligated to pay if all unexpired put options were exercised relating to unexpired transactions outstanding as of the respective balance sheet dates. The decrease in the balance as of December 31, 1997 from December 31, 1996 is due to the expiration of obligations associated with 70,500 shares and 375,000 shares, respectively of the Company's common stock at strike prices of $26.703 and $24.421, respectively, and corresponding reclassification to additional paid in capital, partially offset by the April 1997 issuance previously described.

b.	Stock Option Plans

There are a total of 8,798,000 shares of Common Stock reserved for issuance under the Company's stock option plans at December 31, 1997. Stock options granted to date generally vest over a four to five year period, expire after ten years and have exercise prices equal to the market value of the Company's common stock at the date of grant.

A summary of changes in the stock option plans is:

					               Shares Under Option
								  Number of		  Weighted
					  Option Price	   Shares		Avg. Exercise
					   per Share    	(in thousands)	    Price
Shares under option
 at January 1, 1995					    5,370			$ 9.80

    Granted			$17.50 to $26.25	    1,863			$20.45
    Exercised			$ 5.33 to $16.17	     (765)			$ 8.80
    Cancelled			$ 6.00 to $25.33	     (452)			$13.77

Shares under option
 at December 31, 1995					    6,016			$12.87

    Granted			$25.00 to $31.67	    1,265			$27.79
    Exercised			$ 4.33 to $19.92	   (1,379)			$ 8.77
    Cancelled			$ 6.00 to $31.33	     (195)			$17.31

Shares under option
 at December 31, 1996					    5,707			$17.00

    Granted			$32.19 to $41.38	    2,245			$34.29
    Exercised			$ 3.67 to $26.25	   (1,218)			$ 9.39
    Cancelled			$ 6.00 to $35.00	     (252)			$23.66

Shares under option
 at December 31, 1997					    6,482			$24.17

Shares exercisable
 at December 31, 1997		$ 6.00 to $26.25	    1,871			$13.20


The following table summarizes information concerning currently outstanding and exercisable options:
							  Weighted				  Weighted
   Range of	  Number	   Remaining  Average	   Number		  Average
   Exercise 	Outstanding	     Life	  Exercise	 Exercisable		  Exercise
    Prices    (In thousands)    (years)    Price    (In thousands)   Price

$ 6.00 - $ 9.00	     811		4.5	   $ 8.09	     765		   $ 8.08
$ 9.08 - $13.62	     545		5.0	   $11.99	     444		   $12.00
$13.90 - $20.00	     971		7.0	   $17.83	     394		   $17.58
$22.00 - $33.00	   2,854		8.5	   $28.16	     268		   $23.38
$35.00 - $41.50	   1,301		9.0	   $35.24	       -		        -
			   6,482					   1,871



At December 31, 1997, an aggregate of 2,316,000 shares remain available for grant under the stock option plans. The tax benefits arising from stock option exercises during the years ended December 31, 1997, 1996 and 1995, in the amount of $13,057,000, $10,761,000, and $4,184,000, respectively, were recorded in stockholders' equity as additional paid-in capital.

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

						         Year Ended December 31,
						  1997  		  1996  		  1995
								   (in thousands)
Net Income:
	As Reported				 $70,232		 $50,256		 $46,486
	Pro Forma				 $65,557		 $48,401		 $45,804

Basic Earnings Per Share:
	As Reported				  $1.78		  $1.30 		  $1.20
	Pro Forma				  $1.67		  $1.25 		  $1.18

Diluted Earnings Per Share:
	As Reported				  $1.72		  $1.24 		  $1.15
	Pro Forma				  $1.61		  $1.19 		  $1.13

The weighted average fair value of options granted during 1997, 1996 and 1995 was $11.54, $9.35 and $6.88 per option, respectively. In determining the fair value of options and outside directors' options and stock purchase warrants granted in 1997, 1996 and 1995 for pro forma purposes the Company used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 5.5 percent; an expected option life of 4.5 years; an expected volatility of 29 percent; and dividend yield of 0.14 percent per year. As required by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro-forma calculation; accordingly, the pro-forma adjustments reflected above are not indicative of future period pro-forma adjustments when the calculation will apply to all applicable stock options.

c.	Outside Directors' Options and Stock Purchase Warrants

All options and stock purchase warrants issued to outside directors vest over a two to four year period, expire after ten years and have exercise prices equal to the market value of the Company's common stock at the date of grant.
 The following table indicates the number of common shares issuable upon exercise and the exercise price per share of all outstanding outside
Directors' options and stock purchase warrants as of December 31, 1997:

  Exercisable	  Number of Shares       Exercise Price	     Shares Vested
      to       Issuable Upon Exercise     per Share         at December 31,1997

	 2000			32,000			$ 5.42 to $10.33		    32,000
	 2004			30,000			$16.83 to $18.50		    30,000
	 2005			15,000				$22.42			    15,000
	 2006	            19,000				$31.33			     9,000
	 2007	            13,000				$33.00			         -
			     109,000							    86,000

The weighted average exercise price was $19.42 and $16.17 for the number of shares issuable upon exercise and shares vested at December 31, 1997, respectively. The weighted average fair value of outside directors options and stock purchase warrants granted during 1997, 1996 and 1995 was $11.09, $10.53 and $7.53 per share, respectively.

d.	Treasury Stock

Treasury stock is comprised of 1,584,000 shares of Common Stock purchased for a total cost of $38,990,000 from certain officers related to the exercise of stock options and 2,775,000 shares purchased in open market transactions for a total cost of $64,321,000 pursuant to the stock repurchase programs authorized by the Board of Directors on May 8, 1995, and May 4, 1992.

e.	Dividends

On April 1, 1997 the Company paid a $0.03 per share cash dividend ($0.02 per share post 1997 stock split) that was approved by the Board of Directors on February 10, 1997 to shareholders of record on March 10, 1997. In addition, on October 6, 1997 the Company paid a $0.02 per share cash dividend that was approved by the Board of Directors on August 14, 1997 which was payable to shareholders of record on September 12, 1997. The cash dividends described above have been recorded as an adjustment to retained earnings as of December 31, 1997. Also see note 16 regarding the 1998 cash dividend.


12.	ASSOCIATE BENEFIT PLANS

a.	Profit Sharing Retirement Plan

The Company maintains a 401(k) profit sharing retirement plan for all U.S. associates meeting certain service requirements. The Company contributes monthly, 50.0 percent of associates' contributions up to a maximum of 6.0 percent of annual compensation. Plan expense for the years ended December
31, 1997, 1996 and 1995 was $4,591,000, $3,469,000 and $2,959,000, respectively.

b. 	Health Benefits

The Company pays substantially all costs incurred in connection with providing associate health benefits through programs administered by various insurance companies. Such costs amounted to $10,275,000, $9,701,000, and $10,700,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

c.	Executive Retirement Plan

The Company maintains an Executive Retirement Plan (the "Plan") in which certain highly compensated associates are eligible to participate. Participants are selected by a committee of the Board of Directors. Benefits vest after five years of service and are based on a percentage of average compensation for the three years immediately preceding termination of the participant's full-time employment. As of December 31, 1997, 13 officers were participants in the Plan. The Company's obligations under the Plan are not funded apart from the Company's general assets.

Plan costs are:
						            Year Ended December 31,
						          1997       1996 	  1995
								   (in thousands)
  Service cost - benefits earned during
   the period					   $  745     $  656	$  650
  Interest cost on projected benefit
   obligation					      718        665	   588
  Amortization of unfunded prior service
   costs and unrecognized loss			      113        113	   121

  Net periodic pension expense			   $1,576     $1,434	$1,359

The Plan's funded status is as follows:
							 December 31,  December 31,
							   1997            1996
								(in thousands)
Accumulated benefit obligation			  $7,458  		 $5,972

Projected benefit obligation			 ($9,596)		($8,342)
Unrecognized net loss				     527		    542
Unrecognized prior service costs		     835 		    948
Accrued pension costs				 ($8,234) 		($6,852)

The Plan had $7,458,000, and $5,972,000 of vested benefit obligations at December 31, 1997, and 1996, respectively which are included in other liabilities. The projected benefit obligation at December 31, 1997, 1996 and 1995 was determined using an assumed weighted average discount rate of 7.0 percent, 7.5 percent and 8.0 percent, respectively, and an assumed increase in the long-term rate of compensation of 5.0 percent.

The Company also maintains a retirement pension plan related to the acquisition of LIS. Net periodic pension expense related to the LIS plan was approximately $400,000 and $200,000 for the years ended December 31, 1997 and 1996, respectively.


13.	RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

In accordance with SFAS No.128, basic earnings per common share are computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted-average number of common shares, after giving effect to diluted common stock equivalents outstanding during each period. The following table provides a reconciliation between basic and diluted earnings per share:

								For The Year Ended
				 December 31, 1997  	 December 31, 1996  	 December 31, 1995
						(in thousands, except per share amounts)
							 Per			  Per			  Per
				Income	Shares	Share	Income	Shares	 Share	Income	Shares	 Share

Basic EPS
Income available to
 common stockholders	$70,232	39,359	 $1.78	$50,256	38,798	 $1.30 	$46,486	38,
691	 $1.20


Effect of Dilutive
 Securities
Options/Warrants		      -	 1,465	($0.06)	      -	 1,821	($0.06)	      -
1,887	($0.05)

Diluted EPS
Income available to
 common stockholders
 plus assumed
 exercises			$70,232	40,824	 $1.72	$50,256	40,619	 $1.24 	$46,486	40,578	 $1.15


14.	OPERATIONS BY GEOGRAPHIC AREA

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

				 North     Western
				America    Europe     Other  Eliminations Consolidated
					             (in thousands)
Year ended
December 31, 1997:

Sales to unaffiliated
  customers			$448,220  $257,325   $68,800   $           $774,345
Transfers between
  geographic areas		 167,996                       (167,996)          -

     Total net revenue	$616,216  $257,325   $68,800  ($167,996)   $774,345

Earnings before
 provision for income
 taxes				$ 96,360  $  8,885   $ 1,518   $  2,975    $109,738

Identifiable assets	$413,477  $115,365   $23,513   $      -    $552,355

Corporate assets									 126,835

     Total assets									$679,190


Year ended
December 31, 1996:

Sales to unaffiliated
  customers			$389,519  $222,611   $44,545   $	  -	$656,675
Transfers between
  geographic areas		 140,126         -         -   (140,126)          -

     Total net revenue 	$529,645  $222,611   $44,545  ($140,126)	$656,675

Earnings before
  provision for income
  taxes			$ 84,447  $  1,939(1)  ($366)   ($4,962)   $ 81,058

Identifiable assets	$379,114  $108,871   $15,916   $      - 	$503,901

Corporate assets									 110,337

	Total assets									$614,238

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

The Company's export sales, primarily to Europe, approximated $326,125,000, $267,156,000 and $218,429,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

The Company has customers in the retail industry which accounted for approximately $40,317,000 and $26,275,000 in accounts receivable at December 31, 1997 and 1996, respectively. The carrying amounts of accounts receivable approximate fair value because of the short maturity of these instruments.


15.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth unaudited quarterly financial information for the years ended December 31, 1997, and 1996:

				                     Quarter Ended
					    March 31     June 30   September 30 December 31
					     (in thousands, except per share amounts)
Year Ended
December 31, 1997:

Net revenue				$178,271	$187,663   	$201,876	$206,535
Gross profit  				  79,055	  82,482	  88,472	  90,472
Net earnings  				  15,445	  16,174	  18,496	  20,117
Basic earnings per share:		   $0.39  	   $0.41	   $0.47       $0.51
Diluted earnings per share:		   $0.38	   $0.40	   $0.45       $0.49


Year Ended
December 31, 1996:

Net revenue				$149,082	$159,328   	$170,963	$177,302
Gross profit  				  68,263	  72,218	  76,762	  79,318
Net earnings  				  13,089	  14,290	   7,503	  15,374
Basic earnings per share:		   $0.34  	   $0.37	   $0.19 (1)   $0.39
Diluted earnings per share:		   $0.33	   $0.35	   $0.18 (1)   $0.38

(1) Includes a pre-tax charge of $12,341,000 ($0.20 per share after tax on a basic earnings per share basis and $0.19 per share after tax on a diluted earnings per share basis) related to acquisition costs associated with purchased research and development ($10,741,000) and merger integration costs ($1,600,000).

The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.


16.	SUBSEQUENT EVENT

On February 9, 1998 the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend and a $0.02 semi-annual cash dividend both of which are payable on April 3, 1998 to shareholders of record on March 17, 1998. Per share amounts contained herein have not been adjusted to reflect this split.

											SCHEDULE II


	SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

	VALUATION AND QUALIFYING ACCOUNTS

	FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

						(All amounts in thousands)



COLUMN A              COLUMN B          COLUMN C              COLUMN D
COLUMN E
                                       Additions
                                     (1)          (2)
            	      Balance at   Charged to   Charged					Balance
            	       beginning    cost and    to other					at end
Description	        of year     expenses    accounts     Deductions			of year

Allowance for doubtful
  accounts:


December 31, 1997	  $10,123	   $2,253	    $ 90 (a)    $1,471 (b)		$10,995

December 31, 1996	   $7,816	   $2,270	    $890 (a)    $  853 (b)		$10,123

December 31, 1995	   $7,269	   $3,458       $569 (a)    $3,480 (b)		$ 7,816





(a)	Primarily collection of accounts previously written off.

(b)	Uncollectible accounts written off.































S-1





















	SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C.  20549

	__________________________________

	ANNUAL REPORT

	ON

	FORM 10-K

	FOR FISCAL YEAR ENDED

	DECEMBER 31, 1997

	_________________________________

	SYMBOL TECHNOLOGIES, INC.

	EXHIBITS



10._ Exhibits

Exhibit										Page No.

3.1	Certificate of Incorporation of Symbol
	Technologies, Inc. and amendments thereto.
	(Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the
	"1996 Form 10-K).)

3.3	By-laws of the Company as currently in effect.
	(Incorporated by reference to Exhibit 3.1 of the 1996 Form 10-K.)

4.1	Form of Certificate for Shares of the
	Common Stock of the Company.
	(Incorporated by reference to Exhibit
	4.1 of the Form 8-B Registration No. 0-9028, filed with the Commission on November 23, 1987).

10.1	Form of 2008 Stock Purchase Warrant issued to 				 6
	certain directors.

10.2	Form of 2000 Stock Purchase Warrant issued to certain
	directors. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K").)

10.3	1994 Directors Stock Option Plan.  (Incorporated
	by reference to Exhibit 4.1 to Registration
	Statement No. 33-78678 on Form S-8.)

10.4	1997 Employee Stock Purchase Plan.  (Incorporated
	by reference to Exhibit 4.2 to Registration Statement
	No. 333-26593 on Form S-8.)

10.5	1997 Employee Stock Option Plan.						  10

10.6	1991 Employee Stock Option Plan (Incorporated
	by reference to Exhibit 10.1 of the 1991 Form 10-K.)

10.7	1990 Non-Executive Stock Option Plan, as
	amended. (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").)

10.8	Employment Agreement by and between the
	Company and Raymond Martino, dated as of

	June 12, 1994. (Incorporated by reference to Exhibit 10.3 to the Company's Annual
	Report on Form 10-K for the year ended
	December 31, 1994.)

10.9	Employment Agreement by and between
	the Company and Jerome Swartz, dated
	as of June 30, 1995.  (Incorporated by
	reference to Exhibit 10.4 to the 1995 Form 10-K.)

10.10	Employment Agreement by and between
	the Company and Tomo Razmilovic, dated
	as of October 16, 1995. (Incorporated by reference to Exhibit 10.5 of the 1995 Form 10-K.)

10.11	Employment Agreement by and between
	the Company and Frederic P. Heiman, dated as of June 30, 1995. (Incorporated by reference to Exhibit 10.6 of the 1995 Form 10-K.)

10.12	Employment Agreement by and between
	the Company and Leonard H. Goldner, dated as of November 1, 1995. (Incorporated by reference to Exhibit 10.7 of the 1995 Form 10-K.)

10.13	Executive Retirement Plan, as amended.
	(Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989
	(the "1989 Form 10-K").)

10.14	Symbol Technologies, Inc.
	Stock Ownership and Option Retention Program.
	(Incorporated by reference to Exhibit 10.13 of the 1995 Form 10-K.)

10.15	Summary of Symbol Technologies, Inc.
	Executive Bonus Plan. (Incorporated by reference to Exhibit 10.14 of the 1995 Form 10-K.)

10.16	Lease Agreement and Amended and
	Restated Lease Agreement dated as of
	October 1, 1989 between Suffolk County
	Industrial Development Agency and
	Symbol Technologies, Inc. (Incorporated by reference to Exhibit 10.15 to the 1989 Form 10-K.)

10.17	Sublease dated June 28, 1995 between
	Grumman Data Systems Corporation and
	Symbol Technologies, Inc. (Incorporated by reference to Exhibit 10.16 to the 1995 Form 10-K.)

10.18	Form of Note Agreements dated as of
	February 15, 1993 relating to the Company's
	7.76% Series A and Series B Senior Notes due
	February 15, 2003 (Incorporated by reference to
	Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

22.	Subsidiaries.  									18

23.	Consent of Deloitte & Touche LLP						22

(b)	Reports on Form 8-K

 	Not Applicable

EXHIBIT 10.1

SYMBOL TECHNOLOGIES, INC.
1998 DIRECTORS' WARRANT AGREEMENT

			10,000					$37.3125
	Number of Shares of Common		        Exercise Price
	 Stock Subject to Warrant			     Per Share


January 5, 1998
Date of Grant

1.	Symbol Technologies, Inc. (hereinafter called the "Company") hereby grants you, as of the date of grant specified above (hereinafter the "Date of Grant"), a warrant to purchase the number of shares of common stock (par value $.01 per share) of the Company specified above (which number of shares may be adjusted pursuant to Paragraph 5 below) at the price per share specified above, which is the closing price of the common stock of the Company on the New York Stock Exchange on the Date of Grant. Such shares shall be made available solely from shares of common stock reacquired and held in the Company's treasury.

2.	Subject to the provisions of Paragraph 3 below, you may exercise this
Warrant as follows:

No part of this Warrant may be exercised prior to December 31, 1998. Subject to Paragragh 3, this Warrant may be exercisable with respect to 25% of the total number of shares originally covered thereby on and after January 1, 1999 and such percentage shall increase by 25% on each of the next three consecutive anniversary dates of that date. Accordingly, on January 1, 2002, the Warrant may be exercised in its entirety. This Warrant may not be exercised for a fraction of a share
of common stock of the Company.   Delivery of any written noticed of
exercise of this Warrant shall constitute an irrevocable election to exercise the Warrant to the extent indicated in said notice.

3.	This Warrant may not be exercised by you unless all of the following conditions are met:

(a)	Counsel for the Company must be satisfied at the time of exercise that the issuance of shares upon exercise will be in compliance with applicable federal, state, local and foreign securities laws, securities exchange and other applicable laws and requirements.

(b) At the time of exercise the full purchase price for the shares being acquired hereunder must be paid to the Company and such amount as required by Paragraph 6 below, by (i) paying in United States dollars by cash or check, (ii) tendering shares of common stock of the Company owned by you for at least six months which have an aggregate fair market value equal to the full purchase price for the shares being acquired (the closing price of a share

(c) of common stock of the Company on the New York Stock
Exchange) on the date of exercise, (iii) by delivery to the Company (a) irrevocable instructions to deliver the stock certificate
 	representing the shares being acquired directly to a broker, and
(b) instructions to the broker to sell such shares and promptly deliver to the Company the portion of the sales price equal to the exercise price, or (iv) a combination of these methods of payment;
and

(c)	You must, at all times during the period beginning with the Date of Grant and ending on the date of such exercise, have been a Director of the Company, except that if you cease to be such a Director for reasons other than death while holding this Warrant, and this Warrant has not expired and has not been fully exercised, you may, at any time within ninety (90) days of the date of such cessation (but in no event after the expiration of ten years from the Date of Grant), with due regard to the provisions of Paragraph
2 above, exercise this Warrant with respect to any of the total number of shares covered hereby as to which you could have exercised this Warrant on the date you ceased to be a Director.

4.         (a)	This Warrant is not transferable by you otherwise than by
will or the laws of descent and distribution and is exercisable during your lifetime only by you. If, at the time of your death, this Warrant has not been fully exercised, your executors, administrators, heirs or distributees, as the case may be, may, at any time within one year after the date of your death (but in no event after the expiration of ten years from the Date of Grant), with due regard to the provisions of Paragraph 2 above, exercise this Warrant with respect to the number of shares as to which you could have exercised this Warrant at the time of your death.

(b) A warrant holder shall have no rights as a shareholder with respect to any shares of common stock issuable pursuant to the Warrant until receipt by the Company of payment referred to in Paragraph 3 hereof. Except as provided in Paragraph 5, no adjustment shall be made for dividends, distributions or other rights (whether ordinary or extraordinary, and whether in cash, securities or other property) for which the record date is prior to the date of receipt of such payment. Nothing contained herein shall be construed as giving any warrant holder any right to be retained in the services of the Company or to continue to serve as a Director of the Company.

5. In the event that the outstanding common stock of the Company shall be changed by reason of any stock split, stock dividend, recapitalization, merger, consolidation, reorganization, combination or exchange of shares or other similar event occurring after the Date of Grant and prior to its exercise in full, the number and kind of shares for which this Warrant may then be exercised and the exercise price per share shall be
	proportionately and appropriately adjusted automatically so as to reflect such change. In computing any adjustment provided herein, any fractional shares shall be eliminated.

6. It shall be a condition to the obligation of the Company to issue shares of common stock of the Company upon exercise of this Warrant that you
(or any beneficiary or person entitled to act under Paragraph 4 above):

(a)	Pay to the Company, upon its demand, such amount as may be
requested by the Company for the purpose of satisfying any liability to withhold federal, state, local or foreign income or other taxes incurred by reason of the exercise of the Warrant or the transfer of shares thereupon;

(b)	Execute such forms as the Board of Directors of the Company shall prescribe for the purpose of evidencing the exercise of the Warrant in whole or in part, as the case may be; and

(c)	Provide the Company with any forms, documents or other information reasonably required by the Company in connection with the grant and/or exercise.

	If the foregoing requirements of this Paragraph 6 are not satisfied, the Company may refuse to issue shares of common stock upon exercise of the Warrant and all rights hereunder shall become null and void.

7.	This Agreement shall be governed and construed in accordance with the substantive law, but not the choice of law rules, of the State of New
York. The Board of Directors shall have the power to construe this Agreement and to determine all questions arising hereunder. Any decision of the Board shall be final and conclusive.

	Please confirm your acceptance of this grant by executing the attached copy of this Agreement and returning it to Leonard H. Goldner, Senior
Vice President, General Counsel and Secretary of the Company, One Symbol Plaza, Holtsville, NY 11742-1300. Such action will constitute your agreement to abide by all of the provisions of the grant and the Warrant specified herein.


SYMBOL TECHNOLOGIES, INC.


By:  _________________________			_________________________
								Director

EXHIBIT 10.5

	SYMBOL TECHNOLOGIES, INC.
	1997 EMPLOYEE STOCK OPTION PLAN
(as of February 10, 1997)


		1.	Purpose.	The 1997 Employee Stock Option Plan (the
"Plan") of Symbol Technologies, Inc. (the "Company"), a Delaware corporation, is designed to aid the Company and its subsidiaries in retaining and attracting personnel of exceptional ability by enabling key employees to purchase a proprietary interest in the Company, thereby stimulating in such individuals an increased desire to render greater services which will contribute to the continued growth and success of the Company and its subsidiaries. Certain of the options to be granted under the Plan are intended to satisfy the requirement for classification as "Incentive Stock Options" as defined in Section 422A of the Internal Revenue Code 1986, as amended (the "Code"). (An option granted under the Plan which is intended to satisfy the requirements for classification as an Incentive Stock Option shall be referred to herein as a "Plan Incentive Stock Option").

		2.	Amount and Source of Stock.	The total number of shares of
Common Stock, par value $.01 per share (the "Shares"), of the Company which may be the subject of options granted pursuant to the Plan shall not exceed
1,250,000 of the Company's Shares subject to adjustment as provided in paragraph 10.  Such Shares may be reserved or made available from the
Company's authorized and unissued Shares or from Shares reacquired and held in the Company's treasury.  In the event that any option granted hereunder shall terminate prior to its exercise in full for any reason, then the Shares subject to such option shall be added to the Shares otherwise available for issuance pursuant to the exercise of options under the Plan.

		3.	Administration of Plan.  If all of the members of the Board
of Directors of the Company (the "Board") are "disinterested persons" as that term is defined in Rule 16b-3(c)(2) (or any successor provision) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")
("Disinterested Persons"), then the Plan shall be administered by the Board or, if so designated by resolution of the Board by a committee of the Board comprised of two or more members of the Board, selected by the Board, all of which members shall be "Disinterested Persons" (the "Committee").  If all of
the members of the Board are not "Disinterested Persons", then the Board shall designate such a Committee to administer the Plan.  (The body which is administering the Plan pursuant to this paragraph shall at times be referred to herein as the "Administrative Body.")

		The Administrative Body shall have full authority to interpret the Plan, to establish and amend rules and regulations relating to it, to determine the key employees to whom options may be granted under the Plan, to select from among the eligible individuals those to whom options are to be granted, to determine the terms and provisions of the respective option agreements (which need not be identical) and to make all other determinations necessary or advisable for the administration of the Plan. The date on which the Administrative Body adopts resolutions granting an option to a specified individual shall constitute the date of grant of such option (the "Date of Grant"); provided, however, that if the grant of an option is made subject to the occurrence of a subsequent event (such as, for example, the commencement of employment), the date on which such subsequent event occurs shall be the Date of Grant. Such resolutions shall also specify whether the option is or is not intended to qualify as a Plan Incentive Stock Option; provided, however, that in the event no such specification is made in such resolutions, the Administrative Body will be deemed to have specified that such option is not intended to qualify as a Plan Incentive Stock Option; provided further, however, that in the event such specification, whether explicit or implicit, is inconsistent with terms set forth in such resolutions for such option, then such specification shall be deemed of no force and effect, and the Administrative Body will be deemed to have made a specification which is consistent with such terms. The adoption of any such resolution by the majority of the members of the Administrative Body shall complete the necessary corporate action constituting the grant of said option and an offer of Shares for sale to said individual under the Plan.

		4.	Eligibility.	All officers and key employees of the
Company or subsidiaries of the Company, as determined by the Administrative Body, shall be eligible to receive options hereunder; provided, however, that no Plan Incentive Stock Option shall be granted hereunder to any person who, together with his spouse, children and trusts and custodial accounts for their benefit, at the time of the grant of such option, owns, within the meaning of
Section 425(d) of the Code, Shares constituting more than ten percent (10%) of the total combined voting power of all of the outstanding stock of the Company (a "Ten Percent Shareholder"), unless the Plan Incentive Stock Option granted to the Ten Percent Shareholder satisfies the additional conditions for the options granted to Ten Percent Shareholders set forth in subparagraphs 5(a) and 6(a). For purposes of the Plan, a subsidiary shall mean any corporation of which the Company owns or controls, directly or indirectly, fifty percent (50%) or more of the outstanding shares of stock normally entitled to vote for the election of directors including voting securities issuable upon conversion of another security which is, or may be issuable upon the exercise of any warrant, option or other similar right, and any partnership of which the Company or a corporate subsidiary is a general partner. From time to time the Administrative Body shall, in its sole discretion, within the applicable limits of the Plan, select from among the eligible individuals those persons to whom options shall be granted under the Plan, the number of Shares subject to each option, and the exercise price, terms and conditions of any options to be granted hereunder.

		5.	Option Price; Maximum Grant.

		(a)	The exercise price for the Shares purchasable under any
option granted pursuant to the Plan shall not be less than 100% or, in the case of a Plan Incentive Stock Option granted to a Ten Percent Shareholder,

110% of the fair market value per share of the Shares subject to option under the Plan at the Date of Grant, solely as determined by the Administrative Body in good faith. The exercise price for options granted pursuant to the Plan shall be subject to adjustment as provided in paragraph 10. For purposes of the Plan, the "fair market value per share" of the Shares on a given date shall be: (i) if the Shares are listed on a registered securities exchange or traded on the NASDAQ National Market System, the closing price per share of the Shares on such date (or, if there was no trading in the Shares on such date, on the next preceding day on which there was trading); (ii) if the Shares are not listed on a registered securities exchange or traded on the NASDAQ National Market System but the bid and asked prices per share for the Shares are provided by NASDAQ, the National Quotation Bureau Incorporated or any similar organization, the average of the closing bid and asked price per share of the Shares on such date (or, if there was no trading in the Shares on such date, on the next preceding day on which there was trading) as provided by such organization; and (iii) if the Shares are not listed on a registered securities exchange or traded on the NASDAQ National Market System and the bid and asked prices per share of the Shares are not provided by NASDAQ, the National Quotation Bureau Incorporated or any similar organization, as determined by the Administrative Body in good faith.

		(b)	To the extent necessary for Plan Incentive Stock Options to
qualify as Incentive Stock Options, the aggregate fair market value, determined as the Date of Grant, of the Shares subject to options which may first become exercisable by an individual in any calendar year, under this
Plan and all other stock option plans of the Company and of any parent or subsidiary of the Company pursuant to which Incentive Stock Options may be granted, shall not exceed $100,000.

		(c)	The maximum number of Shares purchasable under any option or options granted pursuant to the Plan to any one individual in any calendar year shall in no event exceed one percent of the then issued and outstanding shares of Common Stock of the Company.

		6.	Term of Option.

(a) Subject to the provisions of the Plan, the Administrative Body shall have absolute discretion in determining the period during which, the rate at which and the terms and conditions upon which any option granted hereunder may be exercised, and whether any option exercisable in installments is to be exercisable on a cumulative or non-cumulative basis; provided, however, that no option granted hereunder shall be exercisable for a period exceeding ten (10) years or, in the case of a Plan Incentive Stock Option granted to a Ten Percent Shareholder, five (5) years from the Date of Grant. The Administrative Body may, at any time before complete termination of any option granted hereunder, accelerate the time or times at which such option may be exercised in whole or in part.

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

		7.	Exercise of Options.  An option shall be exercised when
written notice of such exercise, signed by the person entitled to exercise the option, has been delivered or transmitted by registered or certified mail to the Secretary of the Company at its then principal office. Said notice shall specify the number of Shares for which the option is being exercised and shall be accompanied by (i) such documentation, if any, as may be required by the Company as provided in subparagraph 11(b), and (ii) payment of the aggregate option price. Such payment shall be in the form of (i) cash or a certified check (unless such certification is waived by the Company) payable to the order of the Company in the amount of the aggregate option price, (ii) certificates duly endorsed for transfer (with all transfer taxes paid or provided for) evidencing a number of Shares (provided, however, that with such Shares have been owned by the Optionee for at least six months) of which the aggregate fair market value on the date of exercise is equal to the aggregate option exercise price of the Shares being purchased, (iii) by delivering to the Company (a) irrevocable instructions to deliver the stock certificates representing the Shares for which the option is being exercised, directly to a broker, and (b) instructions to the broker to sell such Shares and promptly delivered to the Company the portion of the sale proceeds equal to the aggregate option exercise price, or (iv) a combination of these methods of payment. Delivery of said notice shall constitute an irrevocable election to purchase the Shares specified in said notice, and the date on which the Company receives the last of said notice, documentation and the aggregate option exercise price for all of the Shares covered by the notice shall, subject to the provisions of paragraph 11 hereof, be the date as of which the Shares so purchased shall be deemed to have been acquired. The optionee shall not have the right or status as a holder of the Shares to which such exercise relates prior to receipt by the Company of the payment, notice and documentation expressly referred to in this paragraph 7.

6. Exercise and Cancellation of Options Upon Termination of Employment or Death. Except as set forth below, if an optionee shall voluntarily or involuntarily terminate his service as an employee of the Company or any subsidiary of the Company, any option awarded hereunder shall terminate upon the date of such termination of employment regardless of the expiration date specified in such option. Notwithstanding the foregoing, an option agreement may, at the Administrative Body's discretion, provide that the optionee shall have the right to exercise an option after his employment has terminated for any reason whatsoever, including death, disability or retirement provided, however that the exercise must be accomplished within the term of such option. Furthermore, all option agreements shall provide that if the termination of employment is due to retirement or disability (as defined by the Administrative Body in its sole discretion), the optionee (or his duly appointed guardian or conservator) shall have the privilege of exercising any option that the optionee could have exercised on the day upon which he ceased to be an employee of the Company or any subsidiary of the Company, provided, however, that such exercise must be accomplished within the term of such option and within one (1) year of the date of the termination of the optionee's employment with the Company or any subsidiary of the Company. If the termination of employment is due to the death of the optionee, the duly appointed executor or administrator of his estate shall have the privilege at any time of exercising any option that the optionee could have exercised on the date of his death; provided, however that such exercise must be accomplished within the term of such option and within one (1) year of the optionee's death. For all purposes of the Plan, an approved leave of absence shall not constitute interruption or termination of employment.

		Nothing contained herein or in any option agreement shall be construed to confer on any optionee any right to be continued in the employ of the Company or any subsidiary of the Company or derogate from any right of the Company or any subsidiary of the Company to retire, request the resignation or discharge of such optionee, or to lay off or require a leave of absence of such optionee (with or without pay), at any time, with or without cause.

		9.	Transferability of Options.

		(a)	Subject to the provisions of  subparagraph 9(b) hereof,
options granted under this Plan shall not be transferable except by will or the laws of descent and distribution. Such options shall be exercisable during the optionee's lifetime only by the optionee (or his duly appointed guardian or conservator).

		(b)	The Administrative Body may, in its discretion, authorize
the transfer of all or a portion of any options granted hereunder on terms which permit the transfer by the optionee to (i) the spouse, children or grandchildren of the optionee ("Immediate Family Members"), (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members, or (iii) a partnership in which such Immediate Family Members and/or the optionee are the only partners, provided that (a) the optionee shall receive the approval of the Administrative Body prior to such transfer, and such transfer must be limited to the persons or entities listed in this subparagraph 9(b), and (b) subsequent transfers of such transferred options shall be prohibited except in accordance with this paragraph 9. Following any such transfer, such options shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer, provided that for purposes of this plan, the term "optionee" shall be deemed to refer to the transferor. In the event of the termination of the employment of the transferor, the provisions provided herein shall continue to be applicable to the option and shall limit the ability of the transferee to exercise any such transferred options to the same extent they would have limited the optionee.

		10.	Adjustments Upon Changes in Capitalization.

		(a)	If the outstanding Shares are subdivided, consolidated,
increased, decreased, changed into, or exchanged for a different number or kind of shares or other securities of the Company through reorganization, merger, recapitalization, reclassification, capital adjustment or otherwise, or if the Company shall issue additional Shares as a dividend or pursuant to a stock split, then the number and kind of shares available for issuance pursuant to the exercise of options to be granted under this Plan and all Shares subject to the unexercised portion of any option theretofore granted and the option price of such options shall be adjusted to prevent the inequitable enlargement or dilution of any rights hereunder; provided, however, that any such adjustment in outstanding options under the Plan shall be made without change in the aggregate exercise price applicable to the unexercised portion of any such outstanding option. Distributions to the Company's shareholders consisting of property other than shares of Common
Stock of the Company or its successor and distributions to shareholders of rights to subscribe for Common Stock shall not result in the adjustment of the Shares purchasable under outstanding options or the exercise price of outstanding options. Adjustments under this paragraph shall be made by the Administrative Body, whose determination thereof shall be conclusive and binding. Any fractional Share resulting from adjustments pursuant to this paragraph shall be eliminated from any then outstanding option. Nothing contained herein or in any option agreement shall be construed to effect in any way the right or power of the Company to make or become a party to any adjustments, reclassification, reorganizations or changes in its capital or business structure or to merge, consolidate, dissolve, liquidate or otherwise transfer all or any part of its business or assets.

		(b) If, in the event of a merger or consolidation, the Company is not the surviving corporation, and in the event that the agreements governing such merger or consolidation do not provide for substitution of new options or other rights in lieu of the options granted hereunder or for the express assumption of such outstanding options by the surviving corporation, or in the event of the dissolution or liquidation of the Company, the holder of any option theretofore granted under this Plan shall have the right no less than five (5) days prior to the record date for the determination of shareholders entitled to participate in such merger, consolidation, dissolution or liquidation, to exercise his option, in whole or in part, without regard to any installment provision that may have been made part of the terms and conditions of such option; provided that any conditions precedent to such exercise set forth in any option agreement granted under this Plan, other than the passage of time, shall have been satisfied. In any such event, the Company will mail or cause to be mailed to each holder of an option hereunder a notice specifying the date that is to be fixed as of which all holders of record of Shares shall be entitled to exchange their Shares for securities, cash or other property issuable or deliverable pursuant to such merger, consolidation, dissolution or liquidation. Such notice shall be mailed at least ten (10) days prior to the date therein specified. In the event any then outstanding option is not exercised in its entirety on or prior to the date specified therein, all remaining outstanding options granted hereunder and any and all rights thereunder shall terminate as of said date.

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

		(b)	The Administrative Body may require, as a condition to the
right to exercise an option, that the Company receive from the optionee, at the time of any such exercise, representations, warranties and agreements to the effect that the Shares are being purchased by the optionee without any present intention to sell or otherwise distribute such Shares in violation of the Securities Act of 1933 (the "1933 Act") and that the optionee will not dispose of such Shares in transactions which, in the opinion of counsel to the Company, would violate the registration provisions of the 1933 Act and the rules and regulations thereunder and any applicable "blue sky" laws or regulations. The certificates issued to evidence such Shares shall bear appropriate legends summarizing such restrictions on the disposition thereof.

	12.	Withholding Tax Liability.

		(a)	An optionee may elect to tender shares to the Company in
order to satisfy federal and state withholding tax liability (a "share withholding election"), provided, (i) the Administrative Body shall not have revoked its advance approval of the optionee's share withholding election and
(ii) the share withholding election is made on or prior to the date on which the amount of withholding tax liability is determined. Notwithstanding the foregoing, an optionee whose transactions in Common Stock are subject to
Section 16(b) of the 1934 Act may make a share withholding election only if said election is also in compliance with the provisions of said Section and the rules and regulations promulgated thereunder.

		(b)	A share withholding election shall be deemed made when
written notice of such election, signed by the optionee, has been received by the Secretary of the Company. Delivery of said notice shall constitute an irrevocable election to have Shares so withheld.

		(c)	Upon exercise of an option, the Company shall transfer the
total number of Shares so exercised less the number of Shares deliverable, if any, in connection with the share withholding election (which shall be the number of Shares having an aggregate fair market value as provided herein equal to the amount of tax required to be withheld plus cash for any fractional amount.)

		13.	Amendment.  The Board shall have full authority to amend the
Plan; provided, however, that any amendment that (i) increases the number of
Shares that may be the subject to stock options granted under the Plan, (ii)
expands the class of individuals eligible to receive options under the Plan,
(iii) increases the period during which options may be granted or the permissible term of options under the Plan, or (iv) decreases the minimum exercise price of such options, shall only be adopted by the Board subject to shareholder approval.  No amendment to the Plan shall, without the consent of the holder of an existing option, materially and adversely affect his rights under any option.

		14.	Termination.  Unless the Plan shall theretofore have been
terminated as hereinafter provided, the Plan shall terminate on February 9, 2007 and no options under the Plan shall thereafter be granted, provided, however, the Board at any time may, in its sole discretion, terminate the Plan prior to the foregoing date. No termination of the Plan shall without the consent of the holder of an existing option, materially and adversely affect his rights under such option.

		The Plan shall be submitted to the shareholders of the Company for approval in accordance with the applicable provisions of the General Corporate
Law of the State of Delaware as promptly as practicable and in any event by February 9, 1998. Any options granted hereunder prior to such shareholder approval shall not be exercisable unless and until such approval is obtained.
If such approval is not obtained by February 9, 1998, the Plan and any options granted hereunder shall be terminated.

EXHIBIT 22

SYMBOL TECHNOLOGIES, INC.

100% Owned by Symbol Technologies, Inc.

Symbol Technologies International, Inc.
One Symbol Plaza
Holtsville, NY  11742-1300
State of Incorporation:  New York

Symbol Technologies International, Inc.
One Symbol Plaza
Holtville, NY  11742-1300
State of Incorporation:  Delaware

Symbol Technologies Finance, Inc.
2145 Hamilton Avenue
San Jose, CA  95125
State Of Incorporation:	Delaware

SymboLease, Inc.
One Symbol Plaza
Holtsville, NY  11742-1300
State of Incorporation:  Delaware

SymboLease Canada, Inc.
2540 Matheson Blvd. East
Mississauga, Ontario
Canada L4W 4Z2
State of Incorporation:  Delaware

Symbol Technologies Delaware, Inc.
2145 Hamilton Avenue
San Jose, CA  95125
State Of Incorporation:	Delaware

Symbol Technologies Asia, Inc.
230 Victoria Street
04-05 Bugis Junction Office Tower
Singapore 0718
State of Incorporation:  Delaware

Olympus Symbol, Inc.
San-Ei Building 4F, 1-22-2, Nishi-Shinjuku
Shinjuku-Ku, Tokyo-160, Japan
Country of Incorporation:  Japan

Symbol Technologies Mexico, Limited
Blvd. Manuel Avila Camacho #88
Piso 3, Col. Lomas de Chapultapec
C.P. 11000 Mexico, D.F. Mexico
Country of Incorporation:  Mexico

Symbol Technologies Nederlands B.V.
Kerkplein 2, 7051 CX
Postbus 24 7050 AA
Varsseveld, Netherlands
Country of Incorporation: The Netherlands

Symbol Technologies (UK) Limited
Genesis Center, Birchwood Science Park
Warrington, Cheshire WA3 7BH, United Kingdom
Country of Incorporation: United Kingdom

Subsidiaries of Symbol Technologies International, Inc. (Delaware)

Symbol Technologies Africa, Inc.
Block BZ Rutherford Estate
1Scott Street
Waverly 209, Republic of South Africa
State of Incorporation:  Delaware

Symbol Technologies Pty. Ltd.
432 St. Kilda Road
Melbourne, Victoria 3004
Australia
Country of Incorporation:  Australia

Symbol Technologies GmbH
2 Haus - 5 Stock
Prinz-Eugenstrasse 70
1040 Wein
Austria
Country of Incorporation:  Austria

Symbol Technologies Canada, Inc.
2540 Matheson Blvd. East
Mississauga, Ontario, Canada L4W 4Z2
Country of Incorporation:  Canada

Symbol Technologies A/S
Gydevang 2
DK-3450 Allerod, Denmark
Country of Incorporation:  Denmark

Symbol Technologies S.A.
Centre d'Affaire d'Anthony
3 Rue du la Renaissance
92184 Antony Cedex, France
Country of Incorporation:  France

Symbol Technologies GmbH
Waldstrasse 68
6057 Dietzenbach
Germany
Country of Incorporation:  Germany

Symbol Technologies, S.R.L.
Via Cristoforo Colombo, 49
20090 Trezzano
S/L Naviglio, Milan, Italia
Country of Incorporation:  Italy

Symbol Technologies, S.A.
Calle Princesa 32
Edificion Piovera Azul
28042 Madrid
Spain
Country of Incorporation:  Spain


Subsidiaries of Symbol Technologies Finance, Inc. (Delaware)

Symbol Product Development Corporation
2145 Hamilton Avenue
San Jose, CA  95125
State of Incorporation:	California

Symbol Technologies Florida, Inc.
2145 Hamilton Avenue
San Jose, CA  95125
State of Incorporation:	Florida

EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT






We consent to the incorporation by reference in Registration Statements No. 333-26593, No. 333-01769, No. 2-81405, No. 2-94868, No. 2-94876, No. 33-3771,
No. 33-13009, No. 33-18748, No. 33-25509, No. 33-25484, No. 33-25567, No.
33-35821, No. 33-43580, No. 33-48025, No. 35-48026, No. 33-78622, No. 33-78678,
No.33-59333 and No. 333-01769 on Form S-8 and No. 33-18745, No. 33-25432, No.
33-43581, No. 33-43584 and No. 33-45016 on Form S-3 of Symbol Technologies, Inc. of our report dated February 9, 1998, appearing in this Annual Report on Form 10-K of Symbol Technologies, Inc. for the year ended December 31, 1997.





s/Delloitte & Touche LLP
Jericho, New York

March 3, 1998