Form 10-Q
period 1998-03-31
SYMBOL TECHNOLOGIES INC
filed 1998-04-21
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998

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

YES       X                   NO

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


   Class                      Outstanding at March 31, 1998  (1)
Common Stock,                       58,981,944 shares
par value $0.01


(1) Reflects a three for two split of the Company's common stock effected as a fifty percent stock dividend paid April 3, 1998 to shareholders of record as of March 17, 1998.




            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                        INDEX TO FORM 10-Q


                                                            PAGE

PART I.   FINANCIAL INFORMATION

ITEM I.    Financial Statements

     Condensed Consolidated Balance Sheets at
     March 31, 1998 and December 31, 1997                    2

     Condensed Consolidated Statements of Earnings
     Three Months Ended March 31, 1998 and 1997              3

     Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1998 and 1997              4

     Notes to Condensed Consolidated Financial
     Statements                                            5 - 7

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations         8 - 10


PART II.  OTHER INFORMATION                               11 - 12

SIGNATURES                                                  13










                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (All amounts in thousands, except stock par value)

                                                     March 31,   December 31,
      ASSETS                                           1998         1997 (1)
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                     $ 37,907     $ 59,970
  Accounts receivable, less allowance for doubtful
   accounts of $11,419 and $10,995, respectively      179,373      162,789
  Inventories, net                                    140,593      128,155
  Deferred income taxes                                25,335       24,908
  Other current assets                                 25,401       24,130

      TOTAL CURRENT ASSETS                            408,609      399,952

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $76,566 and
  $72,723 respectively                                126,495      118,745
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $77,310 and $72,043,
  respectively                                        161,652      160,493

                                                     $696,756     $679,190

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $118,021     $121,714
  Current portion of long-term debt                    10,493       10,384
  Income taxes payable                                  9,891       13,580
  Deferred revenue                                     14,417       12,428

          TOTAL CURRENT LIABILITIES                   152,822      158,106

LONG-TERM DEBT, less current maturities                33,837       40,301

OTHER LIABILITIES AND DEFERRED REVENUES                33,012       22,367

COMMON EQUITY PUT OPTIONS                               4,674        4,674

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding              -            -
  Common stock, par value $0.01; authorized
     100,000 shares; issued 65,799 shares and
     43,519 shares, respectively                          658          435
  Retained earnings                                   293,793      274,976
  Other stockholders' equity                          177,960      178,331
                                                      472,411      453,742

                                                     $696,756     $679,190

           See notes to condensed consolidated financial statements

(1) The consolidated balance sheet as of December 31, 1997 has been taken from the audited financial statements at that date and condensed.

                                      -2-


                    SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (All amounts in thousands, except per share data)
                                  (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    1998           1997
NET REVENUE                                       $213,310       $178,271
COST OF REVENUE                                    116,837         96,299
AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS           3,517          2,917

GROSS PROFIT                                        92,956         79,055

OPERATING EXPENSES:
  Engineering                                       16,135         13,036
  Selling, general and administrative               44,439         39,543
  Amortization of excess of cost over
   fair value of net assets acquired                 1,261          1,138

                                                    61,835         53,717

EARNINGS FROM OPERATIONS                            31,121         25,338

INTEREST EXPENSE, net                                 (449)          (822)


EARNINGS BEFORE PROVISION FOR
 INCOME TAXES                                       30,672         24,516

PROVISION FOR INCOME TAXES                          11,042          9,071

NET EARNINGS                                      $ 19,630       $ 15,445


EARNINGS PER SHARE:
  Basic                                              $0.33         $0.26
  Diluted                                            $0.32         $0.25

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
  Basic                                             58,820        58,905
  Diluted                                           61,724        61,378




          See notes to condensed consolidated financial statements











                                      -3-

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (All amounts in thousands)
                                    (Unaudited)

                                                  Three Months Ended March 31,
                                                     1998              1997
Cash flows from operating activities:
  Net earnings                                     $19,630            $15,445
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
  Depreciation and amortization of property,
   plant and equipment                               7,901              5,853
  Other amortization                                 5,267              4,823
  Provision for losses on accounts receivable          491                514
Changes in assets and liabilities net of
 effects of acquisitions:
  Accounts receivable                              (17,178)           (10,265)
  Inventories                                      (12,466)             3,068
  Prepaid expenses and other current assets         (1,698)            (2,326)
  Intangible and other assets                       (5,258)             1,798
  Accounts payable and accrued expenses             (3,728)            (7,962)
  Other liabilities and deferred revenues            8,945              3,053
Net cash provided by operating activities            1,906             14,001

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment                                       (15,667)            (5,524)
  Acquisition of subsidiaries                       (1,168)            (1,960)
Net cash used in investing activities              (16,835)            (7,484)

Cash flows from financing activities:
  Proceeds from issuance of notes payable          160,815             12,650
  Principal repayments of notes payable
   and long-term debt                             (167,170)           (19,000)
  Exercise of stock options and warrants             9,170             14,107
  Dividends                                           (813)              (798)
  Purchase of treasury shares                       (8,345)           (15,656)
Net cash used in financing activities               (6,343)            (8,697)

Effects of exchange rate changes on cash              (791)            (2,316)

Net decrease in cash and
 temporary investments                             (22,063)            (4,496)

Cash and temporary investments, beginning
 of period                                          59,970             34,290

Cash and temporary investments, end of
 period                                            $37,907            $29,794

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                         $   848            $ 1,389
  Income taxes                                     $   660            $ 1,351



          See notes to condensed consolidated financial statements

                                      -4-


                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS
             (All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of March 31, 1998, and the results of its operations and its cash flows for the three months ended
March 31, 1998 and 1997, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

   On February 9, 1998 the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend and a $0.02 per share (pre split basis) semi-annual cash dividend both of which were payable on April 3, 1998 to shareholders of record on March 17, 1998. In this report, all earnings per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect the stock split. In addition the number of common shares issued have been adjusted to reflect the stock split, an amount equal to the par value of the additional shares issued has been transferred from additional paid in capital to common stock and the cash dividend has been recorded as an adjustment to retained earnings as of March 31, 1998.

3. Classification of inventories is:

                              March 31, 1998    December 31, 1997
                                (Unaudited)
   Raw materials                   $ 61,708          $ 57,872
   Work-in-process                   17,124            14,039
   Finished goods                    61,761            56,244
                                   $140,593          $128,155

4. Effective January 1, 1998 the Company has adopted Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. Prior periods will be reclassified, as required. The Company's total Comprehensive earnings were as follows:

                                                  Three Months Ended
                                                         March 31,
                                                    1998       1997
   Net earnings                                   $ 19,630   $ 15,445
   Other comprehensive earnings(losses),
    net of tax:
      Change in equity due to foreign
       currency translation adjustments               (973)    (3,705)
   Comprehensive earnings                         $ 18,657   $ 11,740

5. The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

   On April 1, 1996, PSC Inc. ("PSC") commenced suit against the Company in Federal District Court for the Western District of New York, purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. PSC has served a Third Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seeks a declaratory judgment of alleged non-infringement and validity of nine of the Company's patents, and a declaratory judgment that PSC has not breached its two license agreements with the Company and that those agreements have been terminated. The Company has amended its suit against PSC to assert infringement of four Symbol patents, breach of contract and fraud. The Company is also seeking damages of which now exceed $10,000,000 plus interest on unpaid royalties since the second quarter of 1996.

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

   The Court also set a one week trial (a "Markman" hearing) for July 14, 1997, to construe the claims in all nine patents asserted by Symbol against Data General and PSC. On May 8, 1997, the Court postponed the "Markman" hearing and in the interest of judicial economy, the Court also stayed discovery on the patent claims until a non-judicial arbitration which PSC had initiated on March 10, 1997 was completed. The arbitration involved an interpretation of certain provisions of 1985 and 1995 license agreements between the Company and Spectra-Physics Scanning Systems, Inc. (which had been acquired by PSC) concerning whether purchasers of PSC's scan engines were free to incorporate these scan engines into their integrated scanning terminals without any royalty payment to Symbol beyond that paid by PSC on the scan engine itself. The arbitration was heard on July 22-24, 1997. On December 29, 1997, the
Arbitrator rendered his decision in favor of the Company and against PSC. The Arbitrator ruled that the sale of PSC's scan engines passed no immunity to PSC's customers under Symbol patents covering the integration of the scan engine into integrated scanning terminals. The Arbitrator's decision has been confirmed by the Court.

   The Company requested that the Court lift the stay it entered in the litigation, to permit the Company to seek a ruling that the Company's agreements with PSC, which PSC argues have been terminated and under which it has ceased paying royalties for more than two years, remain in full force and effect and require royalty payments to be made to the Company pursuant to those agreements. PSC initially objected to the Company's request and asked the Court that it continue to hold the contract issues in abeyance and instead lift the stay with respect to the pending patent issues and that discovery in these claims be reopened. On April 3, 1998 the court, with the consent of the parties lifted the stay with respect to the contract issues and rescheduled a trial on this aspect of the litigation which is currently scheduled to commence on October 13, 1998.

6. During April 1997, the Company issued common equity put options on 225,000 shares of its common stock which are exercisable for a period of one year from the date of issuance and give independent parties the right to sell such shares to the Company at a strike price of $20.775 per share. The balance of the common equity put option account as of March 31, 1998 and December 31, 1997, represents the amount the Company would be obligated to pay if all unexpired put options were exercised relating to unexpired transactions outstanding as of the respective balance sheet dates.

   On April 9, 1998 the obligation associated with the common equity put options expired. As a result the balance in the common equity put option account of $4,674,000 will be reclassified to additional paid in capital in April 1998.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations
     Net revenue of $213,310,000 for the three months ended March 31, 1998 increased 19.7 percent over the comparable prior year period primarily due to increased sales of worldwide scanner products and North America hand-held computer systems. Foreign exchange rate fluctuations unfavorably impacted the growth in net revenue by approximately 2.0 percentage points for the three months ended March 31, 1998 and 1.0 percentage point for the three months ended March 31, 1997, respectively, due to a stronger U.S. dollar.

     Geographically, North America revenue increased 29.1 percent and International revenue increased 7.7 percent, respectively, over the
prior year.   North America and International revenue continue to
represent approximately three-fifths and two-fifths of net revenue, respectively.

     Cost of revenue (as a percentage of revenue) of 54.8 percent for the three months ended March 31, 1998 increased from 54.0 percent for the three months ended March 31, 1997. This increase is principally due to the unfavorable impact of foreign exchange rate fluctuations on net revenue previously described. The Company anticipates an increase in the cost of revenue (as a percentage of net revenue), in the subsequent quarters of 1998, due to the roll out of its contract related to the United States Postal Service which represents a lower margin order relative to historical orders. This is the largest contract in the Company's history and represents over $100,000,000 of revenue. In the first quarter of 1998, the U.S. dollar continued to appreciate from year end 1997 levels. Even if there is no further change in foreign exchange rates, the comparison of 1998 to 1997 cost of revenue (as a percentage of net revenue) will be adversely effected, particularly in the first half of the year. The Company anticipates that this combination of factors will have an adverse impact on the 1998 to 1997 comparison of cost of revenue (as a percentage of net revenue).

     Amortization of software development costs of $3,517,000 for the three months ended March 31, 1998 increased from $2,917,000 for the three months ended March 31, 1997 due to new product releases.

     Engineering costs for the three months ended March 31, 1998 increased to $16,135,000 from $13,036,000 for the three months ended March 31, 1997. As a percentage of net revenue engineering expenses increased to 7.6 percent from 7.3 percent in the prior year period. Engineering expenses increased from the prior year period due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.


                                 -8-
     Selling, general and administrative expenses of $44,439,000 for the three months ended March 31, 1998 increased from $39,543,000 for the three months ended March 31, 1997. While in absolute dollars, selling, general and administrative expenses increased 12.4 percent from the prior year period, as a percentage of revenue such expenses were reduced to 20.8 percent for the three months ended March 31, 1998, from 22.2 percent in 1997 due to on going cost containment programs. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and additional expenses incurred due to two subsidiaries acquired subsequent to March 31, 1997.

     Amortization of excess of cost over fair value of net assets acquired of $1,261,000 for the three months ended March 31, 1998 increased from $1,138,000 for the three months ended March 31, 1997 due to the acquisitions referred to above.

     Net interest expense decreased to $449,000 for the three months ended March 31, 1998 from $822,000 for the three months ended March 31, 1997 due to a reduction in interest expense due to annual mandatory repayments of indebtedness and increased interest income resulting from an increase in temporary investments versus the prior year period.

     The Company's effective tax rate of 36.0 percent for the three months ended March 31, 1998 decreased from 37.0 percent in the prior year primarily due to a decrease in the incremental foreign income tax expense.

                     Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:

                                        March 31,      December 31,
                                          1998            1997
     Working Capital (in thousands)     $255,787         $241,846

     Current Ratio (Current Assets
      to Current Liabilities)              2.7:1            2.5:1

     Long-Term Debt to Capital              6.7%             8.1%
      (Long-term debt to long-term
           debt plus equity)

     Current assets increased by $8,657,000 from December 31, 1997 principally due to an increase in accounts receivable as a result of the increase in net revenue and an increase in inventories due to the increased operating levels, partially offset by the decrease in cash.

     Current liabilities decreased $5,284,000 from December 31, 1997 primarily due to a decrease in accounts payable and accrued expenses and a decrease in income taxes payable resulting from a reclassification of deferred taxes payable to long term liabilities.

     The aforementioned activity resulted in a working capital increase of $13,941,000 for the three months ended March 31, 1998. The Company's current ratio at March 31, 1998 increased to 2.7:1 compared with 2.5:1 as of December 31, 1997.

     Property, plant and equipment expenditures for the three months ended March 31, 1998 totalled $15,667,000 compared to $5,524,000 for the three months ended March 31, 1997. In the fourth quarter of 1997 the Company entered into a construction commitment to expand its existing Worldwide Headquarters facility, located in Holtsville, New York, by approximately 125,000 square feet. The project cost, including furniture, fixtures and equipment, is estimated at approximately $20,000,000 and is anticipated to be completed in March 1999. In addition, the Company continues to make capital investments in major systems and networks conversions. Excluding the preceding the Company does not have any other material commitments for capital expenditures.

     The Company's long-term debt to capital ratio decreased to 6.7 percent at March 31, 1998 from 8.1 percent at December 31, 1997 primarily due to increased equity from results of profitable operations and payment of the annual installment of the Company's 7.76 percent Series A and B Senior Notes.

     The Company has loan agreements with three banks pursuant to which the banks have agreed to provide lines of credit totalling $75,000,000. As of March 31, 1998, the Company had no outstanding borrowings under these lines. These agreements expire between June 30, 1998 and December 31, 1998.

     The Company generated $1,906,000 positive cash flow from operations for the three months ended March 31, 1998, but experienced an overall decrease in cash of $22,063,000 for the period. The positive cash flow provided by operations was offset by cash used in investing and financing activities during the period. Cash was used for the purchase of 269,000 shares (adjusted to effect the 1998 stock split) of the Company's common stock, the note repayments described above and expenditures for property, plant and equipment. The purchases of common stock include both shares purchased from officers related to the exercise of stock options and shares purchased in open market transactions. These purchases were partially offset by cash flow generated from and tax benefits associated with the exercise of stock options.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.

                      Part II - Other Information



Item 1.        Legal Proceedings

     On April 1, 1996, PSC Inc. ("PSC") commenced suit against the Company in Federal District court for the Western District of New York, purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. PSC has served a Third Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seek a declaratory judgment of alleged non-infringement and invalidity of nine of the Company's patents, and a declaratory judgment that PSC has not breached its two license agreements with the Company and that those agreements have been terminated. The Company has amended its suit against PSC to assert infringement of four Symbol patents, breach of contract and fraud. The Company had also sued Data General Corporation ("Data General"), a manufacturer of portable integrated scanning terminals which incorporate scan engines from PSC, for infringement of the same four patents and five additional patents. The nine patents asserted against Data General are the same nine Symbol patents as to which PSC is seeking declaratory relief.

     On October 9, 1996, the Court granted the Company's motion, to sever and stay PSC's antitrust, unfair competition and related claims. On the same day, the Court denied Data General's motion to stay the Company's claims against it. The Court also set a one week trial (a "Markman" hearing) for July 14, 1997, to construe the claims in all nine patents asserted by Symbol against Data General and PSC. On May 8, 1997, the Court postponed the "Markman" hearing and in the interest of judicial economy, the Court also stayed discovery on the patent claims until a non-judicial arbitration which PSC had initiated on March 10, 1997 was completed. The arbitration involved an interpretation of certain provisions of 1985 and 1995 license agreements between the Company and Spectra Physics Scanning Systems, Inc. (which had been acquired by PSC) concerning whether purchasers of PSC's scan engines were free to incorporate such scan engines into their integrated scanning terminals without any royalty payment to the Company beyond that paid by PSC on the scan engine itself. The arbitration was heard on July 22-24, 1997. On December 29, 1997, the Arbitrator rendered his decision in favor of the Company and against PSC. The Arbitrator ruled that the sale of PSC's scan engines passed no immunity to PSC's customers under Symbol patents covering the integration of the scan engine into integrated scanning terminals. The Arbitrator's decision has been confirmed by the Court.

     By letter dated January 22, 1998, the Company requested that the Court lift the stay it entered in the litigation, to permit the Company to seek a ruling that the Company's agreements with PSC, which PSC argues have been terminated and under which it has ceased paying royalties for more than two years, remain in full force and effect and require royalty payments to be made to the Company pursuant to those agreements. PSC initially objected to the Company's request and asked the Court that it continue to hold the contract issues in abeyance and instead lift the stay with respect to the pending patent issues and that discovery in these claims be reopened. On April 3, 1998 the Court, with the consent of the parties, lifted the stay previously in effect with respect to the contractual issues in the litigation and ordered that a trial on these issues be held commencing on October 13, 1998. If the Company succeeds in the contract action, it believes it is entitled to receive damages in excess of $10,000,000 plus interest in unpaid royalties since the second quarter of 1996 and that it will be owed, on an ongoing basis, additional royalties in excess of $5,000,000 per annum. If the Company does not prevail in the action, it will continue to receive royalty payments from PSC at the same rate and on the same products as it currently is receiving them.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.


Dated:  April 20, 1998        By:    /s/ Jerome Swartz
                                     Jerome Swartz, Chairman and
                                     Chief Executive Officer




Dated:  April 20, 1998        By:    /s/ Kenneth V. Jaeggi
                                     Kenneth V. Jaeggi
                                     Senior Vice President -
                                     Chief Financial Officer

