Form 10-Q
period 1998-06-30
SYMBOL TECHNOLOGIES INC
filed 1998-07-24
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             Form 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended June 30, 1998

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


   Class                  Outstanding at June 30, 1998
Common Stock,                  58,817,745 shares
par value $0.01




               SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           INDEX TO FORM 10-Q


                                                            PAGE

PART I.    FINANCIAL INFORMATION

ITEM I.     Financial Statements

     Condensed Consolidated Balance Sheets at
     June 30, 1998 and December 31, 1997                      2

     Condensed Consolidated Statements of Earnings
     Three and Six Months Ended June 30, 1998 and 1997        3

     Condensed Consolidated Statements of Cash Flows
     Three and Six Months Ended June 30, 1998 and 1997      4 - 5

     Notes to Condensed Consolidated Financial
     Statements                                             6 - 9

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations         10 - 13


PART II.   OTHER INFORMATION                               14 - 15

SIGNATURES                                                   16












                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (All amounts in thousands, except stock par value)

                                                      June 30,   December 31,
               ASSETS                                   1998         1997 (1)
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                      $ 15,384     $ 59,970
  Accounts receivable, less allowance for doubtful
     accounts of $11,909 and $10,995, respectively     199,714      162,789
  Inventories, net                                     165,722      128,155
  Deferred income taxes                                 26,019       24,908
  Other current assets                                  24,201       24,130

          TOTAL CURRENT ASSETS                         431,040      399,952

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $83,738 and
  $72,723, respectively                                141,436      118,745
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $82,446 and $72,043,
  respectively                                         162,053      160,493

                                                      $734,529     $679,190

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses               $138,163     $121,714
  Current portion of long-term debt                     10,538       10,384
  Income taxes payable                                  13,641       13,580
  Deferred revenue                                      12,670       12,428

          TOTAL CURRENT LIABILITIES                    175,012      158,106

LONG-TERM DEBT, less current maturities                 32,921       40,301

OTHER LIABILITIES AND DEFERRED REVENUE                  32,782       22,367

COMMON EQUITY PUT OPTIONS                                    -        4,674

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding               -            -
  Common stock, par value $0.01; authorized
     100,000 shares; issued 65,864 shares and
     43,519 shares, respectively                           659          435
  Retained earnings                                    317,299      274,976
  Other stockholders' equity                           175,856      178,331
                                                       493,814      453,742

                                                      $734,529     $679,190

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


                                     -2-





                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (All amounts in thousands, except per share data)
                                 (Unaudited)

                                  Three Months Ended      Six Months Ended
                                        June 30,             June 30,
                                    1998        1997      1998        1997
NET REVENUE                       $238,981   $187,663   $452,291   $365,934
COST OF REVENUE                    135,652    102,336    252,489    198,635
AMORTIZATION OF SOFTWARE
 DEVELOPMENT COSTS                   3,211      2,845      6,728      5,762

GROSS PROFIT                       100,118     82,482    193,074    161,537

OPERATING EXPENSES:
 Engineering                        17,102     14,021     33,237     27,057
 Selling, general and
  administrative                    46,949     40,702     91,388     80,245
 Amortization of excess
  of cost over fair value
  of net assets acquired             1,162      1,209      2,423      2,347

                                    65,213     55,932    127,048    109,649

EARNINGS FROM OPERATIONS            34,905     26,550     66,026     51,888

GAIN ON SALE OF BUSINESS               494          -        494          -

INTEREST EXPENSE, net                 (713)      (877)    (1,162)    (1,699)

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES                   34,686     25,673     65,358     50,189


PROVISION FOR INCOME TAXES          11,180      9,499     22,222     18,570


NET EARNINGS                      $ 23,506    $16,174   $ 43,136   $ 31,619


EARNINGS PER SHARE:
  Basic                              $0.40      $0.27      $0.73      $0.54
  Diluted                            $0.38      $0.26      $0.70      $0.52

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING:
  Basic                              58,858    59,043     58,839     58,975
  Diluted                            62,178    61,115     61,957     61,265




          See notes to condensed consolidated financial statements


                                     -3-

                SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All amounts in thousands)
                                (Unaudited)

                                                Three Months Ended June 30,
                                                    1998           1997
Cash flows from operating activities:
 Net earnings                                     $23,506        $16,174
 Adjustments to reconcile net earnings
  to net cash from operating activities:
 Depreciation and amortization of property,
   plant and equipment                              7,960          6,928
 Other amortization                                 5,136          4,880
 Provision for losses on accounts receivable          769            749
 Gain from sale of business                          (494)             -
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                             (21,825)         1,901
  Inventories                                     (25,471)        (3,642)
  Other current assets                               (183)        (3,930)
  Intangible and other assets                     (10,512)        (5,340)
  Accounts payable and accrued expenses            18,496         (2,788)
  Other liabilities and deferred revenue            3,111          3,882
Net cash provided by operating activities             493         18,814

Cash flows from investing activities:
  Note receivable                                       -          2,500
  Expenditures for property, plant and
   equipment                                      (23,619)        (7,911)
  Proceeds from sale of business, net              11,911              -
  Acquisition of subsidiaries                      (5,000)        (1,800)
Net cash used in investing activities             (16,708)        (7,211)

Cash flows from financing activities:
  Proceeds from issuance of notes payable         652,605         77,330
  Principal repayments of notes payable
   and long term debt                            (653,476)       (78,148)
  Exercise of stock options and warrants            1,321          2,338
  Proceeds from common equity put options               -            285
  Purchase of treasury shares                      (7,671)        (8,412)
Net cash used in financing activities              (7,221)        (6,607)

Effects of exchange rate changes on cash              913            (66)

Net (decrease) increase in cash and
 temporary investments                            (22,523)         4,930

Cash and temporary investments, beginning
 of period                                         37,907         29,794

Cash and temporary investments, end of
 period                                           $15,384        $34,724

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                        $   871        $ 1,191
  Income taxes                                      6,531          3,902


          See notes to condensed consolidated financial statements

                                    -4-

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                 (Unaudited)

                                              Six Months Ended June 30,
                                                  1998            1997
Cash flows from operating activities:
 Net earnings                                   $43,136        $31,619
 Adjustments to reconcile net earnings to
  net cash from operating activities:
  Depreciation and amortization of property,
   plant and equipment                           15,861         12,781
  Other amortization                             10,403          9,703
  Provision for losses on accounts receivable     1,260          1,263
  Gain from sale of business                       (494)             -
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                           (39,003)        (8,364)
  Inventories                                   (37,937)          (574)
  Other current assets                           (1,881)        (6,256)
  Intangible and other assets                   (15,770)        (3,542)
  Accounts payable and accrued expenses          14,768        (10,750)
  Other liabilities and deferred revenue         12,056          6,935
Net cash provided by operating
 activities                                       2,399         32,815

Cash flows from investing activities:
  Note receivable                                     -          2,500
  Expenditures for property, plant and
   equipment                                    (39,286)       (13,435)
  Proceeds from sale of business, net            11,911              -
  Acquisition of subsidiaries                    (6,168)        (3,760)
Net cash used in investing activities           (33,543)       (14,695)

Cash flows from financing activities:
  Proceeds from issuance of notes payable       813,420         89,980
  Principal repayments of notes payable
   and long term debt                          (820,646)       (97,148)
  Exercise of stock options and warrants         10,491         16,445
  Proceeds from common equity put options             -            285
  Dividends paid                                   (813)          (798)
  Purchase of treasury shares                   (16,016)       (24,068)
Net cash used in financing activities           (13,564)       (15,304)

Effects of exchange rate changes on cash            122         (2,382)

Net (decrease) increase in cash and
 temporary investments                          (44,586)           434

Cash and temporary investments, beginning
  of period                                      59,970         34,290

Cash and temporary investments, end of
  period                                        $15,384        $34,724

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest                                      $ 1,719        $ 2,580
  Income taxes                                    7,191          5,253

          See notes to condensed consolidated financial statements

                                    -5-

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
              (All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of June 30, 1998, and the results of its operations and its cash flows for the three and six months ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

3.   Classification of inventories is:

                                 June 30, 1998    December 31, 1997
                                  (Unaudited)
     Raw materials                   $ 68,460          $ 57,872
     Work-in-process                   26,853            14,039
     Finished goods                    70,409            56,244
                                     $165,722          $128,155

4. Effective January 1, 1998 the Company has adopted Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's total comprehensive earnings were as follows:

                                 Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                  1998       1997       1998       1997
   Net earnings                 $ 23,506   $ 16,174   $ 43,136   $ 31,619
   Other comprehensive
    earnings(losses), net
    of tax:
      Change in equity due to
       foreign currency
       translation adjustments      (352)     1,050     (1,325)    (2,655)
   Comprehensive earnings       $ 23,154   $ 17,224   $ 41,811   $ 28,964

5. The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

   On April 1, 1996, PSC Inc. ("PSC") commenced suit against the Company in Federal District Court for the Western District of New York, purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. PSC has served a Third Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seeks a declaratory judgment of alleged non-infringement and validity of nine of the Company's patents, and a declaratory judgment that PSC has not breached its two license agreements with the Company and that those agreements have been terminated. The Company has amended its suit against PSC to assert infringement of four Symbol patents, breach of contract and fraud. The Company is also seeking damages which it estimates now exceed $10,000,000 plus interest on unpaid royalties since the second quarter of 1996.

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

   The Company requested that the Court lift the stay it entered in the litigation, to permit the Company to seek a ruling that the Company's agreements with PSC, which PSC argues have been terminated and under which it has ceased paying royalties for more than two years, remain in full force and effect and require royalty payments to be made to the Company pursuant to those agreements. PSC initially objected to the Company's request and asked the Court that it continue to hold the contract issues in abeyance and instead lift the stay with respect to the pending patent issues and that discovery in these claims be reopened. On April 3, 1998 the court, with the consent of the parties, lifted the stay with respect to the contract issues and scheduled a trial on this aspect of the litigation which is currently scheduled to commence on October 13, 1998.

6. During April 1997, the Company issued common equity put options on 225,000 shares of its common stock which were exercisable for a period of one year from the date of issuance and give independent parties the right to sell such shares to the Company at a strike price of $20.775 per share.

   The balance of the common equity put option account as of December 31, 1997, represents the amount the Company would be obligated to pay if all unexpired put options were exercised relating to unexpired transactions outstanding. On April 9, 1998 the obligation associated with the common equity put options expired. As a result the balance in the common equity put option account of $4,674,000 was reclassified to additional paid in capital in April,1998.

7. Effective May 31, 1998, the Company sold all of the stock and certain assets of Symbol LIS Limited, a wholly owned subsidiary, engaged in the business of providing systems and technology with respect to logistics and warehouse management systems operations to a third party. Proceeds from the sale of $15,000,000 were offset by the value of net assets sold and the write-off of the proportional share of excess of cost over net assets acquired, relating to the original acquisition of LIS Holdings Ltd., in 1996. This resulted in a gain from the sale of business of $494,000 which is classified as non-operating income in the consolidated statement of earnings.

     Additional acquisition payments to be made to the Company are contingent upon the attainment of certain annual net revenue levels during the next six years, subject to a minimum earnout amount as defined in the stock purchase agreement.

8. In July 1998, the Company established a wholly owned subsidiary in Sweden through the acquisition of substantially all of the assets of ISE Data AB, a distributor of the Company's products. This acquisition will be accounted for as a purchase and, accordingly, the related acquisition cost will be allocated to net assets acquired based upon fair values. The initial cash consideration related to this acquisition amounted to $4,000,000 and is subject to adjustment based upon the final valuation of the net assets to be acquired. The fair value of net assets to be acquired is estimated at approximately $750,000. The excess of cost over net assets acquired relating to this acquisition will be amortized over twenty years.

     Additional acquisition payments will be contingent upon the attainment of certain annual net revenue levels, as defined in the stock purchase agreement, during the next five years.

     Results of operations of this subsidiary are not reflected in the Company's consolidated financial statements as of June 30, 1998 as they will be included in consolidated operations as of its effective acquisition date. Pro forma results of operations, assuming this acquisition had been completed at the beginning of 1998, would not differ materially from the reported results.

Safe harbor for forward looking statements under Securities Litigation Act of 1995; certain cautionary statements
     Pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995, certain comments included herein are forward looking statements. The actual results may differ materially from those projected in the forward looking statements. Furthermore, such forward looking statements are subject to a number of risks and uncertainties including, but not limited to the state of the US and European economies, the level of competition within the industry and its effect on product prices, the Company's ability to timely launch new products, and various other factors. Additional information concerning these factors is set forth herein and in the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission in March, 1998.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Results of Operations

     Net revenue of $238,981,000 and $452,291,000 for the three and six months ended June 30, 1998 increased 27.3 percent and 23.6 percent, respectively, over the comparable prior year periods. The increase for the three and six months ended June 30, 1998 is due to increased sales of worldwide scanner and North America hand held computer systems. Foreign exchange rate fluctuations unfavorably impacted the growth in net revenue by approximately 1.5 percent and 2.0 percent, respectively for the three and six months ended June 30, 1998 and unfavorably impacted net revenue by approximately 1.3 percent and 1.0 percent, respectively, for the three and six months ended June 30, 1997.

     Geographically, North America revenue increased 40.5 percent and
35.0 percent, respectively, for the three and six months ended June 30, 1998 over the comparable prior year periods. International revenue increased 10.2 percent and 8.9 percent, respectively, for the three and six months ended June 30, 1998 over the comparable prior year periods. North America and International revenue continue to represent approximately three-fifths and two-fifths of net revenue, respectively.

     Cost of revenue (as a percentage of revenue) of 56.8 percent and
55.8 percent for the three and six months ended June 30, 1998 increased from 54.5 percent and 54.3 percent, respectively, for the comparable prior year periods. This increase is principally due to the unfavorable impact of foreign exchange rate fluctuations on net revenue previously described and due to the Company's initial roll out of its contract related to the United States Postal Service which represents a lower margin order relative to historical orders. This is the largest contract in the Company's history and represents over $100,000,000 of revenue. The Company anticipates an increase in the cost of revenue (as a percentage of net revenue), in the subsequent quarters of 1998 due to a higher proportional share of the roll out of its contract related to the United Postal Service. In the first half of 1998, the U.S. dollar continued to

                                     -10-
appreciate from year end 1997 levels. Even if there is no further change in foreign exchange rates, the Company anticipates that this combination of factors will have an adverse impact on the 1998 to 1997 comparison of cost of revenue (as a percentage of net revenue).

     Amortization of software development costs of $3,211,000 and $6,728,000 for the three and six months ended June 30, 1998 increased from $2,845,000 and $5,762,000 in the comparable prior year periods due to new product releases.

     Engineering expenses for the three and six months ended June 30, 1998 increased to $17,102,000 and $33,237,000 from $14,021,000 and
$27,057,000, respectively, for the comparable prior year periods. In absolute dollars engineering expenses increased 22.0 percent and 22.8 percent, respectively, from the prior year periods. However, as a percentage of net revenue such expenses decreased to 7.2 percent and 7.3 percent, respectively for the three and six months ended June 30, 1998 compared to 7.5 and 7.4 percent, respectively, in the comparable prior year periods. The increase in absolute dollars is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

     Selling, general and administrative expenses of $46,949,000 and $91,388,000 for the three and six months ended June 30, 1998 increased from $40,702,000 and $80,245,000, respectively, for the comparable prior year periods. While in absolute dollars, selling, general and administrative expenses increased 15.3 percent and 13.9 percent, respectively, from the prior year periods, as a percentage of net revenue such expenses decreased to 19.6 percent and 20.2 percent for the three and six months ended June 30, 1998 from 21.7 percent and 21.9 percent, respectively, in the comparable prior year periods. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and expenses incurred by two subsidiaries acquired in 1997.

     Amortization of excess of cost over fair value of net assets acquired of $1,162,000 and $2,423,000 for the three and six months ended June 30, 1998, decreased from $1,209,000 and increased from $2,347,000, respectively for the comparable prior year periods. The decrease for the three months ended June 30, 1998 is due to foreign exchange fluctuations coupled with the sale of stock and certain assets of Symbol LIS Limited described below partially offset by the increase resulting from the acquisition of two subsidiaries in 1997. The increase for the six months ended June 30, 1998 is primarily due to the acquisition of two subsidiaries in 1997 which resulted in an increase in the gross value of excess of cost over fair value of net assets acquired.

     The gain from the sale of business resulted from the sale of the stock and certain assets of Symbol LIS Limited, a wholly owned subsidiary, engaged in the business of providing systems and technology with respect to logistics and warehouse management systems operations to a third party.

     Net interest expense decreased to $713,000 and $1,162,000 for the three and six months ended June 30, 1998 from $877,000 and $1,699,000 for the comparable prior year periods due to annual mandatory repayments of indebtedness and increased interest income resulting from an increase in temporary investments versus the prior year period.

     The Company's effective tax rate of 32.2 percent and 34.0 percent, respectively, for the three and six months ended June 30, 1998, respectively, decreased from 37.0 percent for the three and six months ended June 30, 1997 primarily due to an increase in the federal tax credits and exempt earnings of the foreign sales corporation.


                      Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:

                                              June 30,     December 31,
                                                1998           1997
     Working Capital (in thousands)           $256,028      $241,846

     Current Ratio (Current Assets
      to Current Liabilities)                    2.5:1         2.5:1

     Long-Term Debt to Capital                     6.2%          8.1%
      (Long-term debt to long-term
          debt plus equity)

     Current assets increased by $31,088,000 from December 31, 1997 principally due to an increase in accounts receivable and inventories to support higher operating levels, partially offset by the decrease in cash.

     Current liabilities increased $16,906,000 from December 31, 1997 primarily due to increases in accounts payable and accrued expenses, also resulting from the support of higher operating levels.

     The aforementioned activity resulted in a working capital increase of $14,182,000 for the six months ended June 30, 1998. The Company's current ratio at June 30, 1998 remained stable with 2.5:1 at December 31, 1997.

     Property, plant and equipment expenditures for the six months ended June 30, 1998 totalled $39,286,000 compared to $13,435,000 for the six months ended June 30, 1997. In the fourth quarter of 1997 the Company entered into a construction commitment to expand its existing Worldwide Headquarters facility, located in Holtsville, New York, by approximately 125,000 square feet. The project cost, including furniture, fixtures and equipment, is estimated at approximately $20,000,000 and is anticipated to be completed in March 1999. In addition, the Company continues to make capital investments in major systems and networks conversions. The Company does not have any other material commitments for capital expenditures.

     The Company's long-term debt to capital ratio decreased to 6.2 percent at June 30, 1998 from 8.1 percent at December 31, 1997 primarily due to increased equity from the results of operations and payment of the annual installment of the Company's 7.76 percent Series A and B Senior Notes.

     The Company has loan agreements, which expire June 30, 1999 with six banks pursuant to which the banks have agreed to provide lines of credit totalling $135,000,000.

     The Company generated positive cash flow from operations for the three months ended June 30, 1998, but experienced an overall decrease in cash of $22,523,000 for the period. The positive cash flow provided by operations was offset by cash used in investing activities and financing activities during the period. Cash was used for expenditures for property, plant and equipment, acquisition related payments and the purchase of 230,000 shares of the Company's common stock. The purchases of common stock represent shares purchased in open market transactions. These uses of cash were partially offset by cash flow generated from and tax benefits associated with the exercise of stock options as well as proceeds from the sale of stock and certain assets of a wholly owned subsidiary.

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

By letter dated January 22, 1998, the Company requested that the Court lift the stay it entered in the litigation, to permit the Company to seek a ruling that the Company's agreements with PSC, which PSC argues have been terminated and under which it has ceased paying royalties for more than two years, remain in full force and effect and require royalty payments to be made to the Company pursuant to those agreements. PSC initially objected to the Company's request and asked the Court that it continue to hold the contract issues in abeyance and instead lift the stay with respect to the pending patent issues and that discovery in these claims be reopened. On April 3, 1998 the Court, with the consent of the parties, lifted the stay previously in effect with respect to the contractual issues in the litigation and ordered that a trial on these issues be held commencing on October 13, 1998. The Company and PSC are currently conducting discovery which is scheduled to be completed by the end of the third quarter. If the Company succeeds in the contract action, it believes it is entitled to receive damages in excess of $10,000,000 plus interest in unpaid royalties since the second quarter of 1996 and that it will be owed, on an ongoing basis, additional royalties in excess of $5,000,000 per annum. If the Company does not prevail in the action, it will continue to receive royalty payments from PSC at the same rate and on the same products as it currently is receiving them.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on May 11, 1998. At the meeting all nine directors nominated by the Company were reelected. The votes cast for each nominee were as follows:

                                         For           Against
          Jerome Swartz              35,104,487       209,735
          Harvey P. Mallement        35,102,337       211,885
          Frederic P. Heiman         35,107,657       206,565
          Raymond R. Martino         35,106,734       207,488
          Saul P. Steinberg          35,100,521       213,701
          Lowell C. Freiberg         35,101,270       212,952
          George Bugliarello         35,085,422       228,800
          Charles B. Wang            35,107,516       206,706
          Tomo Razmilovic            35,106,889       207,333

          Shareholders also ratified the appointment of Deloitte & Touche LLP as the Company's auditors for fiscal 1998 by a vote of 35,252,903 in favor, 35,666 opposed and 25,653 abstaining.

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.


Dated:  July 24, 1998               By:  /s/ Jerome Swartz
                                        Jerome Swartz, Chairman and
                                        Chief Executive Officer




Dated:  July 24, 1998               By:  /s/ Kenneth V. Jaeggi
                                        Kenneth V. Jaeggi
                                        Senior Vice President -
                                        Chief Financial Officer