Form 10-Q
period 1998-09-30
SYMBOL TECHNOLOGIES INC
filed 1998-10-27
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             Form 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1998

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


   Class                  Outstanding at September 30, 1998
Common Stock,                       58,916,258 shares
par value $0.01




               SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           INDEX TO FORM 10-Q


                                                                PAGE


PART I.    FINANCIAL INFORMATION

ITEM I.     Financial Statements

     Condensed Consolidated Balance Sheets at
     September 30, 1998 and December 31, 1997                     2

     Condensed Consolidated Statements of Earnings
     Three and Nine Months Ended September 30, 1998 and 1997      3

     Condensed Consolidated Statements of Cash Flows
     Three and Nine Months Ended September 30, 1998 and 1997    4 - 5

     Notes to Condensed Consolidated Financial
     Statements                                                 6 - 8

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations              9 - 14


PART II.   OTHER INFORMATION                                   15 - 16

SIGNATURES                                                       17










                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (All amounts in thousands, except stock par value)

                                                   September 30,  December 31,
               ASSETS                                  1998          1997 (1)
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                      $ 36,999     $ 59,970
  Accounts receivable, less allowance for doubtful
   accounts of $11,061 and $10,995, respectively       203,513      162,789
  Inventories, net                                     184,620      128,155
  Deferred income taxes                                 23,558       24,908
  Other current assets                                  25,442       24,130

          TOTAL CURRENT ASSETS                         474,132      399,952

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $91,788 and
  $72,723, respectively                                156,032      118,745
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $87,952 and $72,043,
  respectively                                         175,630      160,493

                                                      $805,794     $679,190

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses               $149,426     $121,714
  Notes payable and current
   portion of long-term debt                            42,310       10,384
  Income taxes payable                                   9,977       13,580
  Deferred revenue                                      12,964       12,428

          TOTAL CURRENT LIABILITIES                    214,677      158,106

LONG-TERM DEBT, less current maturities                 32,921       40,301

OTHER LIABILITIES AND DEFERRED REVENUE                  38,156       22,367

COMMON EQUITY PUT OPTIONS                                    -        4,674

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding               -            -
  Common stock, par value $0.01; authorized
     100,000 shares; issued 66,202 shares and
     43,519 shares, respectively                           662          435
  Retained earnings                                    341,218      274,976
  Other stockholders' equity                           178,160      178,331
                                                       520,040      453,742

                                                      $805,794     $679,190

            See notes to condensed consolidated financial statements

(1) The consolidated balance sheet as of December 31, 1997 has been taken from the audited financial statements at that date and condensed.

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (All amounts in thousands, except per share data)
                                 (Unaudited)

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                               1998       1997         1998       1997

NET REVENUE                  $256,806   $201,876     $709,097   $567,810
COST OF REVENUE               144,780    110,466      397,269    309,101
AMORTIZATION OF SOFTWARE
 DEVELOPMENT COSTS              3,397      2,938       10,125      8,700

GROSS PROFIT                  108,629     88,472      301,703    250,009

OPERATING EXPENSES:
 Engineering                   18,512     14,846       51,749     41,903
 Selling, general and
  administrative               49,792     42,148      141,180    122,393
 Amortization of excess
  of cost over fair value
  of net assets acquired        1,184      1,251        3,607      3,598

                               69,488     58,245      196,536    167,894

EARNINGS FROM OPERATIONS       39,141     30,227      105,167     82,115

GAIN ON SALE OF BUSINESS            -          -          494          -

INTEREST EXPENSE, net          (1,117)      (869)      (2,279)    (2,568)

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES              38,024     29,358      103,382     79,547


PROVISION FOR INCOME TAXES     12,928     10,862       35,150     29,432


NET EARNINGS                 $ 25,096   $ 18,496     $ 68,232   $ 50,115
EARNINGS PER SHARE:
  Basic                         $0.43      $0.31        $1.16      $0.85
  Diluted                       $0.40      $0.30        $1.10      $0.82

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING:
  Basic                        58,812     59,094       58,830     59,015
  Diluted                      62,622     61,288       62,237     61,249






           See notes to condensed consolidated financial statements

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                 (Unaudited)
                                            Three Months Ended September 30,
                                                    1998           1997
Cash flows from operating activities:
 Net earnings                                     $25,096        $18,496
 Adjustments to reconcile net earnings
  to net cash from operating activities:
 Depreciation and amortization of property,
   plant and equipment                              8,409          6,548
 Other amortization                                 5,506          4,765
 Provision for losses on accounts receivable          884            771
Changes in assets and liabilities
 net of effect of acquisitions:
  Accounts receivable                              (1,285)       (15,921)
  Inventories                                     (15,855)         2,468
  Other current assets                              1,755         (3,397)
  Intangible and other assets                     (14,489)        (3,779)
  Accounts payable and accrued expenses             7,942         10,051
  Other liabilities and deferred revenue            2,004          2,237
Net cash provided by operating activities          19,967         22,239

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment                                      (22,707)        (7,844)
  Acquisition of subsidiaries, net
   of cash acquired                                (6,756)        (4,266)
Net cash used in investing activities             (29,463)       (12,110)

Cash flows from financing activities:
  Proceeds from issuance of notes payable          31,772              -
  Principal repayment of long term debt                 -           (100)
  Exercise of stock options and warrants            8,097          7,231
  Dividends paid                                   (1,177)          (789)
  Purchase of treasury shares                      (9,739)        (5,866)
Net cash provided by
 financing activities                              28,953            476

Effects of exchange rate changes on cash            2,158           (728)

Net increase in cash and
 temporary investments                             21,615          9,877

Cash and temporary investments, beginning
 of period                                         15,384         34,724

Cash and temporary investments, end of
 period                                           $36,999        $44,601

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                        $   852        $   898
  Income taxes                                     13,012            908

          See notes to condensed consolidated financial statements

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                 (Unaudited)
                                         Nine Months Ended September 30,
                                                 1998            1997

Cash flows from operating activities:
 Net earnings                                   $68,232        $50,115
 Adjustments to reconcile net earnings to
  net cash from operating activities:
  Depreciation and amortization of property,
   plant and equipment                           24,270         19,329
  Other amortization                             15,909         14,468
  Provision for losses on accounts receivable     2,144          2,034
  Gain from sale of business                       (494)             -
Changes in assets and liabilities net of
 effect of acquisitions and divestitures:
  Accounts receivable                           (40,288)       (24,285)
  Inventories                                   (53,792)         1,894
  Other current assets                             (126)        (9,653)
  Intangible and other assets                   (30,259)        (7,321)
  Accounts payable and accrued expenses          22,710           (699)
  Other liabilities and deferred revenue         14,060          9,172
Net cash provided by operating
 activities                                      22,366         55,054

Cash flows from investing activities:
  Note receivable                                     -          2,500
  Expenditures for property, plant and
   equipment                                    (61,993)       (21,279)
  Proceeds from sale of business, net            11,911              -
  Acquisition of subsidiaries, net
   of cash acquired                             (12,924)        (8,026)
Net cash used in investing activities           (63,006)       (26,805)

Cash flows from financing activities:
  Proceeds from issuance of notes payable        31,772              -
  Principal repayments of notes payable
   and long term debt                            (7,226)        (7,268)
  Exercise of stock options and warrants         18,588         23,676
  Proceeds from common equity put options             -            285
  Dividends paid                                 (1,990)        (1,587)
  Purchase of treasury shares                   (25,755)       (29,934)
Net cash provided by/(used in)
 financing activities                            15,389        (14,828)

Effects of exchange rate changes on cash          2,280         (3,110)

Net (decrease)/increase in cash and
 temporary investments                          (22,971)        10,311

Cash and temporary investments, beginning
  of period                                      59,970         34,290

Cash and temporary investments, end of
  period                                        $36,999        $44,601

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest                                      $ 2,571        $ 3,478
  Income taxes                                   20,203          6,161

          See notes to condensed consolidated financial statements
                                     -5-

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
              (All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of September 30, 1998, and the results of its operations and its cash flows for the three and nine months ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to prior consolidated financial statements to conform with current presentations.

2. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

   On February 9, 1998 the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend and a $0.02 per share semi-annual cash dividend both of which were payable on April 3, 1998 to shareholders of record on March 17, 1998. In this report, all earnings per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect the stock split. In addition, the number of common shares issued have been adjusted to reflect the stock split, an amount equal to the par value of the additional shares issued has been transferred from additional paid in capital to common stock and the cash dividend has been recorded as an adjustment to retained earnings as of March 31, 1998.

3.   Classification of inventories is:

                            September 30, 1998    December 31, 1997
                               (Unaudited)

     Raw materials                $ 70,008           $ 57,872
     Work-in-process                34,584             14,039
     Finished goods                 80,028             56,244
                                  $184,620           $128,155

4. Effective January 1, 1998 the Company has adopted Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's total comprehensive earnings were as follows:

                                 Three Months Ended   Nine Months Ended
                                   September 30,         September 30,
                                  1998       1997       1998       1997
   Net earnings                 $ 25,096   $ 18,496   $ 68,232   $ 50,115
   Other comprehensive
    earnings(losses), net
    of tax:
      Change in equity due to
       foreign currency
       translation adjustments     3,949     (1,993)     2,624     (4,648)
   Comprehensive earnings       $ 29,045   $ 16,503   $ 70,856   $ 45,467


5. The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

   On April 1, 1996, PSC Inc. ("PSC") commenced suit against the Company in Federal District Court for the Western District of New York, purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. PSC has served a Third Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seeks a declaratory judgment of alleged non-infringement and validity of nine of the Company's patents, and a declaratory judgment that PSC has not breached its two agreements with the Company and that those agreements have been terminated. The Company has amended its suit against PSC to assert infringement of four Symbol patents, breach of contract and fraud.

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

8. In July 1998, the Company established a wholly owned subsidiary in Sweden through the acquisition of substantially all of the assets of ISE Data AB, a distributor of the Company's products. This acquisition has been accounted for as a purchase and, accordingly, the related acquisition cost has been allocated to net assets acquired based upon fair values. The initial purchase price related to this acquisition amounted to approximately $5,300,000. The excess of cost over net assets acquired of approximately $3,100,000 is being amortized over twenty years.

     Additional acquisition payments will be contingent upon the attainment of certain annual net revenue levels, as defined in the purchase agreement, during the next five years.

     Result of operations of this subsidiary has been included in consolidated operations as of its effective acquisition date. Pro forma results of operations, assuming this acquisition had been completed at the beginning of 1998 and 1997, would not differ materially from the reported results.

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


                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Results of Operations

     Net revenue of $256,806,000 and $709,097,000 for the three and nine months ended September 30, 1998 increased 27.2 percent and 24.9 percent, respectively, over the comparable prior year periods. The increase for the three months ended September 30, 1998 is primarily due to increased sales of hand held computer systems. The increase for nine months ended September 30, 1998 is primarily due to increased sales of worldwide scanner products and North America hand held computer systems. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 1.5 percent and 1.7 percent, respectively for the three and nine months ended September 30, 1998 and unfavorably impacted net revenue by approximately 2.4 percent and 1.5 percent for the three and nine months ended September 30, 1997.

     Geographically, North America revenue increased 38.2 percent and 36.2 percent, respectively, for the three and nine months ended September 30, 1998 over the comparable prior year periods. International revenue increased 10.9 percent and 9.6 percent, respectively, for the three and nine months ended September 30, 1998 over the comparable prior year periods notwithstanding the unfavorable impact of foreign exchange rate fluctuations on net revenue previously described. North America and International revenue continue to represent approximately three-fifths and two-fifths of net revenue, respectively.

Cost of revenue (as a percentage of revenue) of 56.4 percent and 56.0 percent for the three and nine months ended September 30, 1998 increased from 54.7 percent and 54.4 percent, respectively, for the comparable prior year periods. This increase is principally due to the unfavorable impact of foreign exchange rate fluctuations on net revenue previously described and due to the Company's roll out of its contract related to the United States Postal Service which represents a lower margin order relative to historical orders. This is the largest contract in the Company's history and represents over $100,000,000 of net revenue. The Company anticipates a continued increase in the cost of revenue (as a percentage of net revenue), in the last quarter of 1998 due to its continued roll out of its contract related to the United States Postal Service. For most of 1998, the U.S. dollar continued to appreciate from year end 1997 levels. Even if there is no further change in foreign exchange rates, the Company anticipates that this combination of factors will have an adverse impact on the 1998 to 1997 comparison of cost of revenue (as a percentage of net revenue).

     Amortization of software development costs of $3,397,000 and $10,125,000 for the three and nine months ended September 30, 1998 increased from $2,938,000 and $8,700,000 in the comparable prior year periods due to new product releases.

     Engineering expenses for the three and nine months ended September 30, 1998 increased to $18,512,000 and $51,749,000 from $14,846,000 and
$41,903,000, respectively, for the comparable prior year periods. In absolute dollars engineering expenses increased 24.7 percent and 23.5 percent, respectively, from the prior year periods. As a percentage of revenue such expenses decreased to 7.2 percent and 7.3 percent, respectively, for the three and nine months ended September 30, 1998 from
7.4 percent for the comparable prior year periods. The increase in absolute dollars is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

     Selling, general and administrative expenses of $49,792,000 and $141,180,000 for the three and nine months ended September 30, 1998 increased from $42,148,000 and $122,393,000, respectively, for the comparable prior year periods. While in absolute dollars, selling, general and administrative expenses increased 18.1 percent and 15.3 percent, respectively, from the prior year periods, as a percentage of revenue such expenses decreased to 19.4 percent and 19.9 percent for the three and nine months ended September 30, 1998 from 20.9 percent and 21.6 percent, respectively, in the comparable prior year periods. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and expenses incurred by three subsidiaries acquired in 1997 and 1998.

     Amortization of excess of cost over fair value of net assets acquired of $1,184,000 and $3,607,000 for the three and nine months ended September 30, 1998, decreased from $1,251,000 and increased from $3,598,000, respectively for the comparable prior year periods. The decrease for the three months ended September 30, 1998 is due to foreign exchange fluctuations coupled with the sale of stock and certain assets of Symbol LIS Limited described below partially offset by the increase resulting from the acquisition of the Swedish subsidiary. The increase for the nine months ended September 30, 1998 is primarily due to the acquisition of three subsidiaries in 1998 and 1997 which resulted in an increase in the gross value of excess of cost over fair value of net assets acquired partially offset by the sale of stock and certain assets of Symbol LIS Limited.

     The gain from the sale of business resulted from the sale of the stock and certain assets of Symbol LIS Limited, a wholly owned subsidiary, engaged in the business of providing systems and technology with respect to logistics and warehouse management systems operations to a third party.

     Net interest expense of $1,117,000 and $2,279,000 for the three and nine months ended September 30, 1998 increased from $869,000 and decreased from $2,568,000 respectively, for the comparable prior year periods. The increase for the three months ended September 30, 1998 is primarily due to increased borrowings under lines of credit. The decrease for the nine months ended September 30, 1998 is due to annual mandatory repayments of indebtedness and increased interest income resulting from an increase in temporary investments versus the prior year period.

     The Company's effective tax rate of 34.0 percent for the three and nine months ended September 30, 1998, respectively, decreased from 37.0 percent for the three and nine months ended September 30, 1997 primarily due to an increase in federal tax credits and the exempt earnings of the foreign sales corporation.


                        Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:
                                            September 30,    December 31,
                                                1998              1997

     Working Capital (in thousands)           $259,455         $241,846

     Current Ratio (Current Assets
      to Current Liabilities)                    2.2:1            2.5:1

     Long-Term Debt to Capital                    6.0%             8.1%
      (Long-term debt to long-term
           debt plus equity)

     Current assets increased by $74,180,000 from December 31, 1997 principally due to an increase in accounts receivable as a result of the increase in net revenue and inventories due to increased operating levels partially offset by the decrease in cash and temporary investments.

     Current liabilities increased $56,571,000 from December 31, 1997 primarily due to increases in accounts payable and accrued expenses and borrowings under lines of credit.

     The aforementioned activities resulted in a working capital increase of $17,609,000 for the nine months ended September 30, 1998. The Company's current ratio as of September 30, 1998 decreased to 2.2:1 from 2.5:1 at December 31, 1997.

     Property, plant and equipment expenditures for the nine months ended September 30, 1998 totalled $61,993,000 compared to $21,279,000 for the nine months ended September 30, 1997. In the fourth quarter of 1997 the Company entered into a construction commitment to expand its existing Worldwide Headquarters facility, located in Holtsville, New York, by approximately 125,000 square feet. The project cost, including furniture, fixtures and equipment, is estimated at approximately $20,000,000 and is anticipated to be completed in March 1999. In addition, the Company continues to make capital investments in major systems and networks conversions. The Company does not have any other material commitments for capital expenditures.

     The Company's long-term debt to capital ratio decreased to 6.0 percent at September 30, 1998 from 8.1 percent at December 31, 1997 primarily due to increased equity from the results of operations as well as payment of the annual installments of the Company's 7.76 percent Series A and B Senior Notes.

     The Company has loan agreements which expire June 30, 1999 with six banks pursuant to which the banks have agreed to provide lines of credit totalling $135,000,000.

     The Company generated positive cash flow from operations for the three months ended September 30, 1998, but experienced an overall decrease in cash of $22,971,000 for the period. The positive cash flow provided by operations, borrowings under lines of credit, and cash flow generated from and tax benefits associated with the exercise of stock options were offset by cash used for expenditures for property, plant and equipment, acquisition related payments, dividends paid and the purchase of 239,000 shares of the Company's common stock held in treasury. The purchases of common stock represent 158,000 shares purchased in open market transactions and 81,000 shares purchased from officers related to the exercise of stock options.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.

Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has established a steering committee including senior executives to address Year 2000 issues which will report regularly to the Board of Directors. The comprehensive plan to address Year 2000 issues has resulted in the formation of three main teams: (a) internal systems team, (b) product readiness team, and (c) external vendors/suppliers team.

     The Company is currently implementing new computer systems that will substantially insure that the Company's operating systems are not subject to year 2000 transition problems. To the extent that current systems that will not be replaced have been determined to be non-compliant, the Company is working with the suppliers of such systems to obtain upgrades and/or enhancements to insure Year 2000 compliance.

     Based on a recent assessment, the Company believes that it will not be required to modify or replace significant portions of its product offerings so that such products will function properly with respect to dates in the year 2000.

     The Company has initiated formal communications with all of its significant hardware and software suppliers to determine the extent to which the Company's interface systems and sources of supply are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

     Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are expected to be immaterial. These costs are expected to be incurred primarily in fiscal 1999 and include third party consultants, remediation of existing computer software and hardware, and upgrading product offerings. Such costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition. The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that other companies upon which the Company relies will be able to timely address their Year 2000 compliance issues, the effects of which may have an adverse impact on the Company's results of operations.

      At this stage of the process, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. As with all manufacturers and distributors of products such as those sold by the Company, a reasonable worst case scenario would be the failure of the Company's products to operate properly through the millennium rollover causing customers' systems and/or operations that are dependent upon such products to fail or be disrupted. In the event of such failures customers may commence legal action against the Company or otherwise seek compensation for their losses associated with such failures. An additional worst case year 2000 scenario would be the failure of key vendors and/or suppliers to have corrected their own Year 2000 issues which could cause disruption of the Company's operations and have a material adverse effect on the Company's financial condition. The impact of such disruption cannot be estimated at this time. The Company's contingency plans to address worst case Year 2000 scenarios include developing or obtaining upgrades for products that have been tested and found to be non-compliant and in the event the Company believes that any of its key suppliers are unlikely to be able to resolve their Year 2000 issues, it will seek a second source of supply.

                          Part II - Other Information



Item 1.  Legal Proceedings:

On April 1, 1996, PSC Inc. ("PSC") commenced suit against the Company in Federal District court for the Western District of New York, purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. PSC has served a Third Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seek a declaratory judgment of alleged non-infringement and invalidity of nine of the Company's patents, and a declaratory judgment that PSC has not breached its two agreements with the Company and that those agreements have been terminated. The Company has amended its suit against PSC to assert infringement of four Symbol patents, breach of contract and fraud. The Company had also sued Data General Corporation ("Data General"), a manufacturer of portable integrated scanning terminals which incorporate scan engines from PSC, for infringement of the same four patents and five additional patents. The nine patents asserted against Data General are the same nine Symbol patents as to which PSC is seeking declaratory relief.

     On October 9, 1996, the Court granted the Company's motion, to sever and stay PSC's antitrust, unfair competition and related claims. On the same day, the Court denied Data General's motion to stay the Company's claims against it. The Court also set a one week trial (a "Markman" hearing) for July 14, 1997, to construe the claims in all nine patents asserted by Symbol against Data General and PSC. On May 8, 1997, the Court postponed the "Markman" hearing and in the interest of judicial economy, the Court also stayed discovery on the patent claims until a non-judicial arbitration which PSC had initiated on March 10, 1997 was completed. The arbitration involved an interpretation of certain provisions of 1985 and 1995 license agreements between the Company and Spectra Physics Scanning Systems, Inc. ("Spectra-Physics")(which had been acquired by PSC) concerning whether purchasers of PSC's scan engines were free to incorporate such scan engines into their integrated scanning terminals without any royalty payment to the Company beyond that paid by PSC on the scan engine itself. The arbitration was heard on July 22-24, 1997. On December 29, 1997, the Arbitrator rendered his decision in favor of the Company and against PSC. The Arbitrator ruled that the sale of PSC's scan engines passed no immunity to PSC's customers under Symbol patents covering the integration of the scan engine into integrated scanning terminals. The Arbitrator's decision has been confirmed by the Court.

By letter dated January 22, 1998, the Company requested that the Court lift the stay it entered in the litigation, to permit the Company to seek a ruling that the Company's agreements with PSC, which PSC argues have been terminated and under which it has ceased paying royalties for more than two years, remain in full force and effect and require royalty payments to be made to the Company pursuant to those agreements. PSC initially objected to the Company's request and asked the Court that it continue to hold the contract issues in abeyance and instead lift the stay with respect to the pending patent issues and that discovery in these claims be reopened. On April 3, 1998 the Court, with the consent of the parties, lifted the stay previously in effect with respect to the contractual issues in the litigation and ordered that a trial on these issues be held commencing on October 13, 1998. The Company and PSC are currently conducting discovery which should be completed by the end of the fourth quarter. If the Company succeeds in the contract action, it believes it will be owed, on an ongoing basis, additional royalties in excess of $5,000,000 per annum. If the Company does not prevail in the action, it will continue to receive royalty payments from PSC at the same rate and on the same products as it currently is receiving them.

On September 12, 1998, PSC filed a motion for partial summary judgement alleging that the Company was guilty of patent "misuse" since PSC is obligated under its 1991 Agreement with the Company to pay royalties to the Company on sales of scan engines to certain PSC customers who also pay royalties to the Company when they incorporate these scan engines into their integrated scanning terminals. On September 17, 1998, Judge Telesca, in response to the filing by PSC of the motion, cancelled the hearing which was scheduled to begin on October 13, 1998, and will be rescheduled by the Court at a later time. In this motion, PSC claimed that this practice should bar the Company from collecting past royalties which the Company alleges are owed by PSC under the 1991 Agreement. However, since July 1996, PSC has not paid the Company any royalties under the 1991 Agreement and has instead been paying royalties under agreements it obtained in connection with the acquisition of Spectra-Physics.

The motion was argued on October 7, 1998 and on October 22, 1998 the Court issued a decision and order granting PSC's motion. The Company disagrees with the ruling and intends to appeal. Further, the ruling only prevents the Company from collecting past royalties due and owing under the 1991 Agreement, none of which have been paid to the Company or taken into income by the Company. Moreover, the ruling does not affect PSC's future royalty obligations to the Company except with respect to royalties owed to the Company under the 1991 Agreement on scan engines sold to other licensees of the Company since the Company intends to prospectively cure the "misuse" without prejudice, subject to the outcome of its appeal. The Company estimates that royalties owed on PSC scan engines represent less than 10% of the additional royalties PSC would owe the Company if it were paying royalties under the 1991 Agreement. Furthermore, the decision has no other impact on any royalties paid or to be paid to the Company by any other licensee.

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SYMBOL TECHNOLOGIES, INC.




Dated:  October 23, 1998  By:  /s/ Jerome Swartz
                                   Jerome Swartz, Chairman and
                                   Chief Executive Officer




Dated:  October 23, 1998  By:  /s/ Kenneth V. Jaeggi
                                   Kenneth V. Jaeggi
                                   Senior Vice President -
                                   Chief Financial Officer