Form 10-K
period 1998-12-31
SYMBOL TECHNOLOGIES INC
filed 1999-03-02
CIK 278352

March 1, 1999






Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, NW
Washington, DC  20549
Attention:  Filing Desk

Gentlemen:

            Re:  Symbol Technologies, Inc.
                 Annual Report on Form 10-K
                 For Fiscal Year Ended
                 December 31, 1998
                 File No. 1-9802

            On behalf of Symbol Technologies, Inc. (the "Company"), I transmit for filing under the Securities and Exchange Act of 1934 (the "Act"), the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. I have been advised by the Company that the financial statements contained in the report do not reflect any changes from the preceding year's financial statements with respect to accounting principles or practices or in the method of applying such principles or practices.

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

LHG:lac











                                          March 1, 1999






Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

            In connection with the undersigned's Annual Report on Form 10-K for the year ended December 31, 1998 and pursuant to Item 601(b)(4)(iii) of Regulation S-K, the undersigned has not filed as exhibit 10.6 an Industrial Revenue Bond financing agreement in respect of its executive offices since the total amount of securities authorized thereunder does not exceed 10 percent of the Registrant's total consolidated assets. The Registrant, however, agrees to furnish a copy of such document to the Commission if so requested.

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

KVJ:lac




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998 Commission file number 1-9802

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

       The aggregate market value of the voting stock held by persons other than officers and directors (and their associates) of the registrant, as of February 1, 1999 was approximately $ 3,139,000,000.

       The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1998, was as follows:

    Class                                      Number of Shares
  Common Stock, par value $.01                   58,756,247

Documents Incorporated by Reference: The registrant's Proxy Statement to be used in conjunction with the Annual Meeting of Shareholders to be held on May 10, 1999 (the "Proxy Statement") is incorporated into Part III.







                             PART I

Item 1.  Business

The Company

     Symbol Technologies, Inc. ("Symbol" and, together with its subsidiaries, the "Company"), a Delaware corporation, is the successor by merger in 1987 to Symbol Technologies, Inc., a New York corporation which commenced operations in 1975 and a leading global provider of mobile data management systems. The Company is the largest manufacturer of bar code-driven data transaction systems and the only corporation in its industry with in-house technology for the design and manufacture of bar code scanner products, application specific mobile computers and radio frequency (RF) data communications systems. The Company is engaged in one reportable segment - the design, manufacture, marketing and servicing of bar code reading equipment and scanner integrated application specific mobile computer systems, a substantial portion of which include radio frequency data communications systems. These products are used as strategic building blocks in data transaction systems in retail, transportation and logistics, parcel delivery and postal service, warehousing and distribution, factory automation, health care and many other applications.

Company Products and Services

General

     The Company develops, manufactures, sells and services one-dimensional and two-dimensional bar code scanner products that principally employ laser technology to read data encoded in bar code symbols and scanner integrated application specific mobile computer systems, a substantial portion of which incorporate wireless local area network (WLAN) RF systems to transmit data. The Company distributes the most complete line of bar code reading equipment in the world. The Company's bar code scanner equipment is compatible with a wide variety of data collection systems, including computers, electronic cash registers and portable data collection devices. Bar code scanners are used to enhance accurate data entry and productivity in retail, transportation and logistics, parcel delivery and postal service, warehousing and distribution, factory automation and many other applications.

     The Company's scanner integrated application specific mobile computer systems consist of hand-held computers, peripheral devices, software and programming tools, and are designed to provide solutions to specific customer needs in data transactions. They are used to collect data at remote locations and to transmit information between these locations and the user's central data processing facility. Data can be entered by a touch screen or a device which reads bar codes or may be keyed into memory on a numeric or alpha-numeric keyboard. Data can be transmitted and received through direct connection, regular telephone lines with acoustic couplers and modems or by radio waves. Approximately 90 percent of the Company's hand-held computers include an integrated bar code reader.

Bar Code Scanner Products

     Sales of the Company's bar code scanner products have accounted for approximately 40 percent of the Company's total revenues for the years ended December 31, 1998, 1997 and 1996.

     The Company's bar code scanner products consist of devices designed to scan and decode bar code symbols and transmit data. The Company sells various models of its bar code reading systems, each of which consists of a laser scanner and interface controller. In most models, the interface controller is integrated into the handle of the scanner. The laser scanner reads the symbol and transmits a digitized signal to the interface controller. The interface controller contains a microprocessor which decodes the information received and interfaces with the user's computer.

     The Company sells several different hand-held laser scanners, the most important of which is the LS 4000 which was introduced in 1996. The LS 4000 is a trigger-operated, visible laser diode-based scanner featuring high-performance scanning and an advanced ergonomic form factor making it ideal for price scanning and inventory management in a wide variety of retail and commercial applications. In 1998, the Company introduced the LS 4000I, a ruggedized high performance version of the LS 4000 capable of reading both one-dimensional and certain two-dimensional bar codes.

     The LS 3000 Series, introduced in 1993, consists of trigger-operated, visible laser diode-based scanners used to read all common linear bar code symbologies and densities up to a distance of 20 feet. The LS 3000 is particularly well-suited for industrial and military applications because of its rugged housing. These devices consume less than one watt of power during scanning. Specialty versions of the LS 3000 include long range scanners capable of reading bar codes of virtually all sizes at distances ranging from near contact to more than 35 feet (LS 3000 ER) and low contrast reading capability scanners (LS 3000 HV) both using "spot and scan" two position triggers for ease of aiming and visibility.

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

     In 1995, the Company introduced the LS 4800, a hand-held laser scanner designed to read both PDF 417, a high-density, high-capacity portable data file storing approximately one kilobyte of data in a machine-readable code and all conventional linear bar codes. PDF 417 is a two-dimensional bar code symbology which incorporates error correction capability and has one hundred times the information capacity of a traditional linear bar code. Unlike linear bar codes, PDF 417 can contain an entire data record reducing or eliminating the need for an external system of linked data storage. PDF 417 may be read by either a laser-based bar code reader or a one- or two-dimensional
charge coupled device (CCD) reader.   Most other two-dimensional
codes can only be read by a CCD reader. The LS 4800 integrates a miniature resonant 2D scan engine that rasters, reading PDF 417 symbols horizontally and vertically at 560 scans per second. Due to its rapid scan rate and advanced optics, the LS 4800 is adept at reading poor quality symbols. The LS 4900, introduced in 1996 is a battery-powered version of the LS 4800.

     The PDF 620, introduced in 1995, is a fixed-station card reading device designed for accurate reading of PDF 417 and standard bar codes for a variety of identification card applications. Using CCD technology, the PDF 620 accepts ISO standard sized cards and has a typical first-time read rate of 100 percent.

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

     Introduced in 1998, the LS 6000 Series is a trigger operated, high visibility laser diode-based scanner capable of omni-directional and single-line scanning. A unique ergonomic design provides for comfortable use either as a hand-held scanner or with an optional fixed-mount stand as a presentation scanner; this flexibility allows for increased throughput in high-volume, point-of-sale retail applications.

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

     In 1999, the Company introduced the LS 7870, a multiplane, high throughput scanner, primarily designed for point-of-sale applications in the food retail market. Versions of the LS 7870 also incorporate a scale for simultaneous weighing and scanning of items. The LS 7870 produces a multi-directional scan pattern from two dimensions creating a 360 degree read zone that blankets the bar-coded item in scan lines, allowing users to scan items significantly faster with less fatigue.

     Since 1988, the Company has been selling a series of scanners consisting of solid state laser diode-based scanners. These compact, non-contact scanners can be integrated internally with the user's own equipment or used independently as fixed-mount scanners on conveyor lines or robotic arms. The LS 1220, introduced in 1994, incorporates a Mylar scan element for scanning conventional linear bar codes. The LS 6800 Series, introduced in 1996, incorporates a high speed raster scan engine that operates at 560 scans per second making it ideal for rapid reading of one-dimensional and two-dimensional symbols.

     In 1990, the Company began marketing bar code laser scanner modules or scan engines which are integrated by unaffiliated third parties into their portable computing devices.

     In 1996, the Company introduced the low-cost, high-performance SE 1200 Series scan engine. The SE 1200, which measures less than one cubic inch and weighs less than one ounce, enables third-party manufacturers to integrate high-performance laser scanning into a variety of devices including hand-held computers, medical instruments, diagnostic equipment, lottery terminals, vending machines and robotics. The SE 1200 has a working range and ability to read poor quality bar codes equal to that of hand-held scanners. In 1997, the Company introduced a


                             -6-
high density version of the SE 1200 capable of reading miniaturized bar codes.

     The SE 900, introduced by the Company in 1998, is the smallest lightest and brightest scan engine available today. Measuring only 0.2 cubic inch, the SE 900 is 20 percent the size and 15 percent the weight of the SE 1200 allowing third-party manufacturers to integrate bar code scanning capabilities into smaller devices without compromising the ergonomic design of the device.

     In 1995, the Company introduced the SE 2000 Series scan engine. The SE 2000 is a small, lightweight, high performing scan engine capable of reading both one-dimensional and two-dimensional bar codes.

     The SE 2200, introduced by the Company in 1999, is a high performance, scan engine that incorporates the Company's technologically advanced Taut Band scan element and a high visibility 650nm laser diode. The SE 2200 can read two-dimensional and one-dimensional bar codes. The SE 2200 is intended to replace the SE 2000.

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

     In 1997, the Company introduced the WS 1200, the latest addition to the Company's wearable computer family. Designed for use in the WSS 1000 system, the WS 1200 is a back-of-the-hand mounted scanner incorporating an SE 1200 scan engine. Similar to the RS-1 wearable scanner, the WS 1200 is triggered by a thumb-actuated switch mounted on the user's index finger, however the

HF 1200 is capable of scanning at longer distances than the RS-1 ring scanner.

     In 1998, the Company introduced a new category of "smart scanners", the P 460. The P 460 is a hand-held memory scanner with up to 1 MB of total memory and an integrated keypad and LCD display that provide enhanced input and output capabilities. Designed for multiple uses primarily in the retail market, the P 460 is capable of operating interactively with a host as a corded scanner for point-of-sale applications, as well as in batch mode under battery power for back-office or in-store applications such as physical inventory, cycle counts and gift registry.

     Introduced in 1998, the CyberPen is the Company's first consumer-oriented data collection system designed for use in the home or office. CyberPen combines the functionality of a contact bar code scanner with memory and an A.T. Crossr writing instrument. To scan a bar code, the user simply presses a button on the side of the CyberPen and sweeps the wand tip across the symbol. After scanning bar codes, the user returns the CyberPen to its holder that uploads the data to a personal computer. The small, lightweight, portable design makes CyberPen particularly adaptable for home-office automation, catalog/Internet shopping and home grocery applications.

     The CS 2000, introduced by the Company in 1999, is a miniature, laser-based memory scanner designed for use in the consumer electronic retail market. The palm size CS 2000 allows consumers to browse through retailers printed catalogues, advertisements and documentation, scan a bar code for items of interest, and quickly and efficiently order or obtain additional information on the item through the Internet.

     The Company also produces a series of low cost, interface controllers. These devices permit the Company's scanner products to easily interface with a wide range of standardized terminals, personal computers, point-of-sale terminals, portable terminals and dedicated computing hardware.

     Product list prices for the Company's bar code scanner equipment range between $195 to $5,395 depending on product configuration. The Company offers discounts off list price for quantity orders and sales are frequently made at prices below list price.

Scanner Integrated Application Specific Mobile Computing Systems

     The Company's scanner integrated application specific mobile computing systems consist of application specific portable data transaction devices, peripheral devices, software and programming tools. These systems collect data at remote locations and transmit information between these locations and the user's central data processing facility and are designed to provide data collection solutions for a variety of applications. Approximately 90 percent of the Company's portable data transaction devices are hand-held computers that also include an integrated bar code reader. Approximately 40 percent of these devices also have RF capability. These systems accounted for approximately 50 percent of the Company's total revenues for the years ended December 31, 1998, 1997 and 1996.

Application Specific Portable Data Transaction Devices

     The Company's application specific portable data transaction devices are microprocessor-based, lightweight and battery-operated hand-held computers. Data may be captured by a device which reads bar codes or may be manually entered via a keyboard, a touch screen or a pen computer display/entry device. The data collected by the hand-held computer can then be transmitted to a host computer by connection through regular telephone lines with acoustic couplers and modems (batch file transfer mode) or transmitted instantly via radio waves (real-time transaction processing) by a transceiver in the hand-held computer. Information from the Company's hand-held computers may be communicated to a stand-alone receiver or computer which formats the data for input into a host computer, directly into a host computer by communications controllers supplied by the Company or directly onto industry-standard Ethernet local area networks
(LANs) via Company manufactured access points. Depending on the model, the Company's hand-held computers may have up to 16 megabytes of Random Access Memory (RAM) for data storage and multiple input and output capabilities for the connection of printers, bar code readers and communications devices. In addition, based upon customer specifications, the hand-held computers may also have built-in bar code readers and various built-in communications devices for transmission and receipt of data.

     The Company offers two spread spectrum-based, WLAN family of products. In 1990, the Company introduced its Spectrum Oner direct sequence cellular RF network for wireless data transactions. Spectrum 24r, introduced in 1995, is a high-performance, frequency hopping network which operates at 2.4 Ghz frequency and is designed to comply with the recently adopted IEEE 802.11 standard. Based on spread spectrum RF technology, Spectrum One and Spectrum 24 networks both provide real-time wireless data communications with a host computer for hundreds of portable and fixed-station computers and radio-integrated scanners. Unlike traditional narrow band RF-based networks, spread spectrum installation requires no individual site license from the U.S. Federal Communications' Commission (FCC). Installation of these networks at various customer sites began in 1991 and these networks are now installed in over 40,000 sites worldwide. The Spectrum One and Spectrum 24 systems work in tandem with a broad range of the Company's RF capable hand-held computers. In 1998, the Company introduced a 2Mb version of the Spectrum 24 network.

     The Spectrum 24 pager, introduced by the Company in 1997, is a full-featured pager that permits one and two way paging of messages of up to 250 characters and communicates via the Company's Spectrum 24 WLAN eliminating the payment of service fees and charges.

     In 1998, the Company introduced the NetVision WLAN telephone system. Based upon voice-over IP technology, the telephone which looks like a standard cellular telephone, allows users to place or receive calls at no cost, worldwide, without additional charge, between other telephones or PC-based telephones located at any site served by an internal TCP/IP network. To date sales of the NetVision telephone have not been material. The NetVision system connects to a user's TCP/IP system via the Company's Spectrum 24 WLAN. In 1999, the Company introduced a new network appliance in the NetVision line, the NetVision Data Phone. The NetVision Data Phone integrates voice communication, a bar code scanner, a data entry keypad, a Web browser, a serial port for printing and a Spectrum 24 WLAN radio card into a single lightweight device that allows users to bridge the gap between voice and data networks and the Internet. The unique combination of communication capabilities makes the NetVision Data Phone a useful productivity tool for a wide range of industries including retail, warehouse, healthcare and education.

     Initial reaction to the NetVision telephone system has been enthusiastic, however, potential markets for the system are to a significant extent outside of the normal markets for the Company's products. Due to the innovative nature of the system, the Company is unable to predict whether the NetVision telephone system will be widely accepted by its current customers or whether the Company will be successful in developing new markets for this system.

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

     The PDT 3100 hand-held computer, a 16-bit DOS-compatible computer, was introduced in 1993. Most versions of the PDT 3100 incorporate the Company's SE 1200 scan engine and feature a unique swivel-head scanner design which adjusts instantly for right- or left-hand scanning operation. The PDT 3100 is the Company's largest selling hand-held computer. In 1994, the Company introduced versions of the PDT 3100 incorporating the Company's Spectrum One data communications network and direct or acoustic modems for telephone line communications and in 1996, the Company introduced versions of the PDT 3100 which incorporate the Company's Spectrum 24 WLAN communications capability.

     In 1996, the Company introduced two other versions of the PDT 3100, the PDT 3000 and the PDT 3500. The PDT 3000 is a compact, efficient, hand-held computer designed for use in the food and drug retail and convenience store industries. Weighing less than 13 ounces, the PDT 3000 is a limited performance, lower cost version of the PDT 3100. The PDT 3500, features a larger display screen, a choice of Spectrum One or Spectrum 24 networking options and an SE 2000 scan engine providing one- and two- dimensional bar code scanning capability.

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

     In 1998, the Company introduced the PDT 6100 Series of hand-held computers, an extension of the PDT 3100 product line incorporating a high-performance SE 900 scan engine and a sleek, compact, ergonomically comfortable design. Depending upon customer needs, the PDT 6100 is available with a 4-, 8- or 16-line display and optional WLAN connectivity capability via the Company's Spectrum One or Spectrum 24 networks.

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

     Introduced in 1997, the PDT 2200 is a lightweight, hand-held computer ergonomically designed for true one-handed operation. The PDT 2200 features an easy to read eight row by 20 character display and an integrated high visibility SE 1200 scan engine. A 386 PC/DOS compatible operating system makes the PDT 2200 easy to program and to integrate into existing systems and a rugged, environmentally sealed housing provides weather resistant protection for the mobile user. The PDT 2200 is the product the Company is supplying in connection with the contract related to the United States Postal Service.

     The PDT 1100, introduced by the Company in 1999, is a versatile, lightweight, pocket-sized hand-held computer. In addition to a 26-button keypad, the PDT 1100 has eight dedicated, programmable function keys that call up special applications or functions at the touch of a button. An SE 1200 scan engine allows users to scan bar codes as small as 40-mil at distances of up to 22 inches. The PDT 1100 was designed for use in a variety of applications including utility meter reading, sales automation, route accounting, parcel delivery and inventory maintenance.

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

     The PDT 6800, introduced by the Company in 1998, is a versatile hand-held computer combining ruggedized housing for use in industrial settings with a small, light-weight, ergonomic form factor suitable for scan intensive retail applications. The PDT 6800 has a 35- or 46-key alphanumeric keypad for easy data input and a 16 line backlit display for greater data content and readability. Versions of the PDT 6800 incorporate the Company's Spectrum One and Spectrum 24 WLAN connectivity. The Company anticipates that the LRT 3800 and the LDT 3805 will be replaced by the PDT 6800 in 1999.

     The PPT family of portable pen computers integrates several key technologies for improving information management. These PC compatible hand-held computers incorporate pen and touch input on an active matrix screen, a graphical user interface, an SE 1200 scan engine, and standard PCMCIA slots for memory, modem, wireless or wide area network capability and other peripherals.

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

     In 1996, the Company introduced versions of the PPT 4600 incorporating Spectrum 24 WLAN communication capability and a fully integrated radio modem optimized for wireless wide area communication.

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

     In 1998, the Company and Palm Computing, Inc., a subsidiary of 3Com Corporation and developers of the Palm Pilotr and the Palm IIIr hand-held computers, entered into an agreement under the terms of which the Company is the exclusive manufacturer and distributor of palm sized personal productivity tools utilizing the Palmr operating system with an embedded bar code reading device. The SPT 1500, a pocket sized hand-held computer based upon the Palm III architecture, is the first of such products to be introduced by the Company. With an embedded SE 900 scan engine the SPT 1500 provides users with the latest bar code scanning technology for collecting data and the Palm operating system allows programmers to easily build applications using scan-embedded graphical development tools. Designed for use in office workflow automation, route accounting, healthcare and retail, the SPT 1500 is suited for use in any application where mobile workers need to collect and manage data at the point of activity. The SPT 1500 has 2MB each of random access memory and flash memory and is available in an optional 4MB configuration to accommodate larger application demands. Introduced in 1998 and available for sale in the spring of 1999, the SPT 1700 is a ruggedized version of the SPT 1500 designed for use in industrial and warehouse settings. Versions of the SPT 1700 will incorporate the Company's Spectrum 24 WLAN connectivity.

     The PPT 5100, introduced by the Company in 1999, is the first in a new line of pen-input products based on the Microsoft Windows CEr operating system. Designed to work specifically with mobile computers, the CE operating system allows PPT 5100 users to collect data via a familiar Windows interface and allows developers to create applications with standard 32-bit desktop tools. The PPT 5100 incorporates pen-input capabilities, a graphical user interface and an integrated bar code laser scanner. Versions of the PPT 5100 are available with an optional magnetic stripe card reader and Spectrum 24 WLAN connectivity.

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

     In 1993, the Company announced the co-development with Albert Heijn of The Netherlands, Europe's largest grocery market chain, and TNO Product Centre, a leading Dutch engineering design firm, of a shoppers portable self checkout shopping system for food and non-food retailers. The system, which is integrated with the retailer's point-of-sale system, utilizes the Company's LST 3803 or CST 2000, hand-held computers with an integrated laser scanner which allow shoppers to scan and tabulate their purchases as they shop. In 1996, the Company introduced an RF version of the portable self checkout system.

     In 1998, installation of the Company's portable self checkout systems has expanded both to new customers and more sites. There are currently systems installed or ordered in over 435 stores in 37 chains in 19 countries on five continents. Although current customers have been very pleased with the portable self checkout system and other food and non-food retailers have expressed an interest in the self checkout concept, due to the innovative nature of the concept, there can be no assurance that self checkout will be implemented on a wide scale either internationally or domestically.

     Product list prices for the Company's portable data collection equipment range between $350 to $30,000 depending on product configuration. The Company offers discounts off list price for quantity orders and sales are frequently made at prices below list price.

Software and Programming Tools

     The Company's portable hand-held computers utilize software which consists of a number of specialized applications and communications software programs, that run under Microsoft MS-DOS and Windows operating systems. A series of application development kits (ADKs) and software development kits (SDKs) are available to allow the Company's programmers, value added resellers (VARs) and end-user customers to develop applications that fully utilize the integrated features of the Company's family of portable hand-held computers. The ADKs and SDKs provide the software drivers and libraries required to maximize product performance. Used in conjunction with industry standard development tools including Visual Basic and C++, software developers can easily create and support applications to meet specific customer requirements.

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

     The Company's domestic customer support operations include locations in Arkansas, California, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina and Texas. The Company also has foreign customer support offices in Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Norway, Singapore, South Africa, Spain, Sweden and the United Kingdom. These centers enhance the Company's ability to respond to its customers' requirements for fast, efficient service.

     The Company currently offers a variety of service arrangements to meet customer needs. The Company's on-site service provides for maintenance and repairs at the customer's
location.   Depot service includes maintenance and repairs at the
Company's service centers or through authorized service providers. The Company's service contracts generally have a term of from one to five years. In addition, the Company offers time-and-materials service on a non-contract, as-needed basis.

     The Company undertakes to correct defects in materials and workmanship for a period of time after delivery of its products. The period of time covered by these warranties varies depending on the product involved as well as contractual arrangements but is generally twelve months.

     Maintenance and support revenues contributed less than 10 percent of the Company's total revenues for the years ended
December 31, 1998, 1997 and 1996.

Sales and Marketing

     The Company presently markets its products domestically and internationally through a variety of distribution channels, including a direct sales force, original equipment manufacturers, VARs and sales representatives and distributors. VARs distribute the Company's products to customers while also selling to those customers other products or services not provided by the Company. The Company's sales organization includes domestic sales offices located throughout the United States and foreign sales offices in Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands,

Singapore, South Africa, South Korea, Spain, Sweden and the
United Kingdom.

     The Company currently has contractual relationships and strategic alliances with unaffiliated partners. Through these relationships, the Company is able to broaden its distribution network and participate in industries other than those serviced by the Company's direct sales force and distributors.

     In 1998, sales to Lockheed Martin Corporation in connection with the United States Postal Service under a contract entered into in 1997 amounted to approximately 11 percent of the Company's total sales. This contract will be substantially completed in the first quarter of 1999.

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

     Since a substantial portion of the Company's sales of scanner products are to retail organizations which tend not to purchase equipment such as the Company's scanner products during the Christmas selling season, the Company's business has, from time to time, been seasonal in the fourth quarter. The Company believes there may again be reduced demand for its scanner products in the fourth quarter of the current fiscal year. The Company attempts to offset the reduced demand of the retail industry by selling its products to other market segments. While this effort was successful in 1998, there can be no assurance that the effort will succeed in 1999 and subsequent years.

     The following table sets forth certain information as to international sales of the Company:
                                   Year Ended
                                   December 31,
                                  (in thousands)

                             1998      1997       1996
     Area
Western Europe             $278,836  $257,325   $222,611
Other                      $ 89,567  $ 68,800   $ 44,545

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

     The Company uses both its own associates and from time-to-time unaffiliated consultants in its product engineering and research and development programs. Dr. Jerome Swartz, Chairman of the Board of Directors and Chief Executive Officer of the Company, leads the Company's research, patent and new product development programs. From time-to-time the Company has participated with and/or partially funded research projects in conjunction with a number of universities including the State University of New York at Stony Brook, Polytechnic University of New York and Tel Aviv University in Israel.

     The Company expended (including overhead charges) approximately $31,030,000, $29,991,000 and $20,164,000 for research and development during the years ended December 31, 1998, 1997 and 1996, respectively.

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

     The Company believes that its principal competitors with respect to bar code scanning products are Intermec Technologies Corporation, Matsushita Electric Industrial Co., Ltd., Metrologic Instruments, Inc., NipponDenso Co., Ltd., Opticon, Inc., PSC Inc. and Welch Allyn, Inc. Its principal competitors with respect to scanner integrated application specific mobile computing systems are Fujitsu, Ltd., Hand Held Products, Inc., Intermec Technologies Corporation, International Business Systems, Inc., LXE Inc., Motorola, Inc., NipponDenso Co., Telxon Corporation and Teklogix Inc. Some of the Company's competitors with respect to scanner integrated application specific mobile computing systems products also participate in the field service market. Its principal competitors with respect to radio frequency communications products are BreezeCom, Inc., Lucent Technologies, Inc., Netwave Technologies, Inc., Proxim, Inc., Raytheon Wireless Solutions and Telxon Corporation. In addition, several large companies, such as Motorola, Inc., Matsushita Electric Industrial Co., Ltd. and Fujitsu, Ltd. while active in the RF area, are currently not manufacturing a WLAN, but have the capability to be able to readily compete with the Company.

Patent and Trademark Matters

     The Company files domestic and foreign patent applications to support its technology position and new product development. The Company owns over 350 U.S. Letters Patents covering various aspects of the technology used in the Company's principal products and has entered into cross-license agreements with other companies. In addition, the Company owns numerous foreign companion patents. The Company has also filed additional patent applications in the U.S. Patent and Trademark Office as well as in foreign patent offices. The Company will continue to file patents, both U.S. and foreign, to cover its most recent research developments in the scanning, data collection and RF data communications fields. Key patents covering basic hand-held laser scanning technology begin to expire in June 2000 and key patents covering scanner integrated hand-held computers begin to expire in July 2005.

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

     On April 1, 1996, PSC Inc. (PSC) commenced suit against the Company in Federal District court for the Western District of New York, purporting to assert claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. PSC has served a Third Amended Complaint, which purports to assert essentially the same antitrust and unfair competition claims against the Company, and also seek a declaratory judgment of alleged non-infringement and invalidity of nine of the Company's patents, and a declaratory judgment that PSC has not breached its two agreements with the Company and that those agreements have been terminated. The Company has amended its suit against PSC to assert infringement of four of the Company's patents, breach of contract and fraud. The Company had also sued Data General Corporation (Data General), a manufacturer of portable integrated scanning terminals which incorporate scan engines from PSC, for infringement of the same four patents and five additional patents. The nine patents asserted against Data General are the same nine of the Company's patents as to which PSC is seeking declaratory relief.

     On October 9, 1996, the Court granted the Company's motion, to sever and stay PSC's antitrust, unfair competition and related claims. On the same day, the Court denied Data General's motion to stay the Company's claims against it. The Court also set a one week trial (a "Markman" hearing) for July 14,1997, to construe the claims in all nine patents asserted by the Company against Data General and PSC. On May 8, 1997, the Court postponed the "Markman" hearing and in the interest of judicial economy, the Court also stayed discovery on the patent claims until a non-judicial arbitration which PSC had initiated on March 10, 1997 was completed. The arbitration involved an interpretation of certain provisions of 1985 and 1995 license agreements between the Company and Spectra-Physics Scanning Systems, Inc.(Spectra-Physics) (which had been acquired by PSC) concerning whether purchasers of PSC's scan engines were free to incorporate such scan engines into their integrated scanning terminals without any royalty payment to the Company beyond that paid by PSC on the scan engine itself. The arbitration was heard on July 22-24, 1997. On December 29, 1997, the Arbitrator rendered his decision in favor of the Company and against PSC. The Arbitrator ruled that the sale of PSC's scan engines passed no immunity to PSC's customers under the Company's patents covering the integration of the scan engine into integrated scanning terminals. The Arbitrator's decision has been confirmed by the Court.

     By letter dated January 22, 1998, the Company requested that the Court lift the stay it entered in the litigation, to permit the Company to seek a ruling that the Company's agreements with PSC, which PSC argues have been terminated and under which it has ceased paying royalties for more than two years, remain in full force and effect and require royalty payments to be made to the Company pursuant to those agreements. PSC initially objected to the Company's request and asked the Court that it continue to hold the contract issues in abeyance and instead lift the stay with respect to the pending patent issues and that discovery in these claims be reopened. On April 3, 1998 the Court, with the consent of the parties, lifted the stay previously in effect with respect to the contractual issues in the litigation and ordered that a trial on these issues be held commencing on October 13, 1998. Discovery by the Company and PSC on the contract issues has essentially been completed. If the Company succeeds in the contract action, it believes it will be owed, on an ongoing basis, additional royalties of approximately $5,000,000 per annum. If the Company does not prevail in the action, it will continue to receive royalty payments from PSC at the same rate and on the same products as it currently is receiving them.

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

     The motion was argued on October 7, 1998 and on October 22, 1998 the Court issued a decision and order granting PSC's motion. The ruling only prevents the Company from collecting past royalties due and owing under the 1991 Agreement, none of which have been paid to the Company or taken into income by the Company. Moreover, the ruling does not affect PSC's future royalty obligations to the Company except with respect to royalties owed to the Company under the 1991 Agreement on scan engines sold to other licensees of the Company since the Company intends to prospectively cure the "misuse" without prejudice, subject to the outcome of its appeal. The Company estimates that royalties owed on PSC scan engines represent less than 10 percent of the additional royalties PSC would owe the Company if it were paying royalties under the 1991 Agreement. Furthermore, the decision has no other impact on any royalties paid or to be paid to the Company by any other licensee.

     On November 5, 1998, the Company made a Motion for Reconsideration of the Court's misuse decision, based on what the Company believes to be legal and factual matters that the Court overlooked in making its decision. On the same day, the Company made a separate motion to have the misuse decision entered as a final judgment, or in the alternative, to have the decision certified to the United States Court of Appeals for the Federal Circuit, which could enable the Company to obtain immediate appellate review of the misuse decision. Both motions are now pending before the Court.

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

Government Regulations

     The use of lasers and radio emissions are subject to regulation in the United States and in other countries in which the Company does business. In the United States, various Federal agencies, including the Center for Devices and Radiological Health of the Food and Drug Administration, the FCC, the Occupational Safety and Health Administration and various State agencies, have promulgated regulations which concern the use of lasers and/or radio/electromagnetic emissions standards. Member countries of the European community have enacted or are in the process of adopting standards concerning electrical and laser safety and electromagnetic compatibility and emissions standards.

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

Associates

     At December 31, 1998, the Company had approximately 3,700 full-time associates. Of these, approximately 2,900 were employed domestically. The Company also employs temporary production personnel. None of the Company's associates are represented by a labor union. The Company considers its relationship with its associates to be good.

Item 2.  Properties

         The following table states the location, primary use and approximate size of all principal plants and facilities of the Company and its subsidiaries and the duration of the Company's tenancy with respect to each facility.

   Location             Principal Use       Size            Tenancy/Ownership
  One Symbol Plaza     World headquarters   299,000 square    Owned (subject to
  Holtsville, NY                            feet              mortgage)

  116 Wilbur Place     Administration       92,000 square     Owned (subject to
  Bohemia, NY                               feet              mortgage)

  110 Wilbur Place     Manufacturing        30,000 square     Owned (subject to
  Bohemia, NY                               feet              mortgage)

  12 & 13 Oaklands Pk. Customer Service     21,700 square     Owned
  Fishponds Road                            feet
  Wokingham, Berkshire
  England

  110 Orville Drive    Manufacturing        110,000 square    Leased:  expires
  Bohemia, NY                               feet              Aug. 31, 2001

  Valley Oak           Network Systems      100,000 square    Leased:  expires
  Technology Campus*   Engineering,         feet               April 30, 2009
  San Jose, CA         Marketing

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

  2145 Hamilton Ave.   Network Systems,     51,500 square     Leased:  expires
  San Jose, CA         Engineering,         feet              August 31, 1999
                       Marketing

  340 Fischer Ave.     Service and sales    31,200 square     Leased:  expires
  Costa Mesa, CA                            feet              May 31, 2001




                             -28-



  180 Orville Drive    Warehousing and      22,612 square     Leased:  expires
  Bohemia, NY          facilities           feet              Aug. 31, 2001
                       management

  Knaves Beech        Customer Service      6,185 square       Leased:  expires
  Business Center                           feet              Sept. 28, 2003
  High Wycombe,
  Buckinghamshire
  England


  *To be occupied in August, 1999.

     In addition to these principal locations, the Company and its subsidiaries also lease other offices throughout the world, ranging in size from approximately 150 to 31,000 square feet.

Item 3.   Legal Proceedings

      See Patent and Trademark Matters for a discussion of certain other litigation involving the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable

Item 4A.  Executive Officers of the Registrant

     The following table sets forth the names, ages and all positions and offices held by the Company's executive officers:

Jerome Swartz.......... 58   Chairman of the Board of Directors
                             Chief Executive Officer and Director

Tomo Razmilovic........ 56   President, Chief Operating Officer
                             and Director


Robert Blonk........... 52   Senior Vice President-Human
                             Resources

Richard Bravman........ 44   Senior Vice President,
                             Sales/Marketing-Wireless
                             Systems Division

Brian T. Burke......... 52   Senior Vice President, Controller
                             and Chief Accounting Officer

                             -29-


Richard M. Feldt....... 47   Senior Vice President,
                             General Manager-Worldwide Operations

Leonard H. Goldner..... 51   Senior Vice President, General
                             Counsel and Secretary

Kenneth Jaeggi......... 53   Senior Vice President-Finance and
                             Chief Financial Officer

Joseph Katz............ 46   Senior Vice President, Research and
                             Development

Boris Metlitsky........ 51   Senior Vice President, General
                             Manager-Scanner Products Division

Satya Sharma........... 58   Senior Vice President-Quality

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

     Mr. Feldt joined the Company in September 1995. From 1991 to August 1995, he was Vice President of Manufacturing at A.T. Cross, a leading manufacturer of writing instruments. From July 1988 to December 1990, Mr. Feldt served as a Director of the Imaging and Publishing Systems Division of Eastman Kodak.

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

Year Ending:                           High     Low
December 31, 1997     First Quarter   24 9/16   19 1/4
                      Second Quarter  22 13/16  19
                      Third Quarter   29 13/16  20 3/16
                      Fourth Quarter  27 5/16   24

December 31, 1998     First Quarter   34 5/8    24 7/8
                      Second Quarter  39 7/16   33 3/64
                      Third Quarter   51 7/16   36 1/8
                      Fourth Quarter  63 15/16  39 3/16

     References to prices per share have been adjusted to reflect a three-for-two stock split, effective April 1, 1997 and a three for-two stock split effective April 3, 1998.

     As of February 1, 1999 there were 1,196 holders of record of the Company's Common Stock.

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

     On February 10, 1997, the Board of Directors of the Company declared a semi-annual cash dividend of $.03 per share (on a pre-split basis) and a three-for-two stock split, payable as a 50 percent dividend, each payable on April 1, 1997 to all shareholders of record on March 10, 1997. On August 14, 1997, the Board of Directors of the Company declared a semi-annual cash dividend of $.02 per share, payable on October 6, 1997 to all shareholders of record on September 12, 1997.

     On February 9, 1998, the Board of Directors of the Company declared a semi-annual cash dividend of $.02 per share (on a pre-split basis) and a three-for-two stock split, payable as a 50 percent dividend, each payable on April 3, 1998 to all shareholders of record on March 17, 1998. On August 17, 1998, the Board of Directors of the Company declared a semi-annual cash dividend of $.02 per share payable on October 5, 1998 to all share holders of record on September 11, 1998.

     On February 18, 1999, the Board of Directors of the Company declared a semi-annual cash dividend of $.02 per share payable on April 5, 1999 to all shareholders of record on March 15, 1999.

                                            Item 6. Selected Financial Data
                                         (in thousands, except per share data)

                                                       Year Ended December 31,
Operating Results:                       1998(1)      1997       1996(2)      1995(3)     1994
Net Revenue                             $977,901    $774,345    $656,675    $555,163    $465,306

Net Earnings                             $92,964     $70,232     $50,256     $46,486     $34,984


Earnings Per Share:

Basic                                      $1.58       $1.19       $0.86       $0.80       $0.63

Diluted                                    $1.49       $1.15       $0.82       $0.76       $0.59


Financial Position:

Total Assets                            $838,399    $679,190    $614,238    $544,268    $474,213
Working Capital                         $295,317    $241,846    $221,678    $209,852    $191,823
Long-Term Debt, less
 Current Maturities                      $64,596     $40,301     $50,541     $60,829     $59,884
Stockholders' Equity                    $530,928    $453,742    $399,676    $352,854    $316,167

Weighted Average Number of Common
 Shares Outstanding:
  Basic                                   58,796      59,038      58,197      58,036      55,768
  Diluted                                 62,436      61,236      60,928      60,867      58,865

(1)  Includes a pre-tax charge for costs associated with a terminated acquisition of $3,597 or
$0.04 diluted earnings per share.

(2)  Includes a pre-tax charge for costs associated with acquisition related matters of $12,341 or $0.13 diluted earnings per share.

(3)  Includes a pre-tax charge for costs associated with a management change of $2,500 or $0.03 diluted earnings per share.

                                               -34-


     SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES
     LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

     From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission, including this one. The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements.

     The risks included here are not exhaustive. These are the factors that the Company believes could cause actual results to differ materially from expected and historical results. Furthermore, other sections of this report also include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor to assess the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

     While the Company does communicate with securities analysts, from time to time, it is against the Company's policy to disclose to such analysts any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of such statement or report. Furthermore, the Company has a policy against issuing financial forecasts or projections or confirming the accuracy of forecasts or projections issued by others. Accordingly, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Financial Performance. The Company's operating results may fluctuate in the future as a result of a number of factors, including:

     -  Changes in technology
     -  New competition
     -  Economic conditions as well as customer demand
     - A shift in the mix of the Company's products and/or sales channels
     - The market acceptance of new or enhanced versions of the Company's products
     - The timing of introduction of other products and technologies
     -  Any associated charges to earnings
     -  Any cancellation or postponement of orders

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

     In 1998, the Company's revenues grew at a rate of approximately 26 percent due in part to revenues derived from the contract relating to the United States Postal Service. The contract will be substantially completed in the first quarter of 1999 and the Company currently does not have any other contracts of comparable magnitude.

     In addition, in 1999, customers concerned about correcting their computer networks in order to avoid Year 2000 problems are likely to devote a significant portion of their capital budget to this problem. Accordingly, they may defer or delay purchases of the Company's products until after this issue has been resolved.

     Accordingly, the Company expects that the rate of revenue growth in 1999 will be substantially less than the rate in 1998 due to:

     -  The substantial completion of the United States Postal
        Service contract
     -  Year 2000 concerns
     - Economic uncertainty in certain international markets described below

Foreign Sales.   Foreign sales have represented a substantial
portion of the Company's net revenues. In 1998, foreign sales accounted for approximately 45 percent of net revenue. Such sales are subject to the normal risks of foreign operations, such as:

     -  Protective tariffs
     - Other potential trade barriers, export/import controls and transportation delays and interruptions
     - Reduced protection for intellectual property rights in some countries
     -  The impact of recessionary foreign economies
     -  Long receivable collection periods

     The majority of the Company's equipment sales in Western Europe and Asia are generally billed in foreign currencies and are subject to currency exchange fluctuations. Since the Company's products are principally manufactured in the United States, sales and results of operations could be affected by fluctuations in the U.S. dollar. Changes in the relative value of the U.S. dollar in terms of foreign currencies in the past have had an impact on the Company's sales and margins. In 1998, results of operations were adversely affected by the continued appreciation of the value of the U.S. dollar in relation to certain key foreign currencies. The Company believes that its 1998 financial performance was satisfactory despite the negative currency impact. There can be no assurance that the Company will continue to adequately perform in the face of continued fluctuation of the value of the U.S. dollar in relation to key foreign currencies. It is impossible to predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation of the Company's products or supplies or to gauge the effect that such actions would have on the financial position or results of operations.

Europe. In 1998, for the first time in several years, sales growth in the United States outpaced sales growth in Europe. This is in part due to the large United States Postal Service contract, most of which was shipped in 1998. Additionally, the United Kingdom, Germany and several other European nations have begun to show signs of an economic slowdown. To the extent that such economic difficulties may worsen or spread to other countries in Europe the Company's business and financial condition may be adversely affected in 1999.

     The Company has identified the issues it believes will be involved in the transition to the new European currency and is developing and implementing solutions. The Company does not expect the conversion to the new European currency to have a material effect on the Company's business or results of operations, however, there can be no guarantee that all the problems attendant to such conversion have been anticipated or that no material disruption of the Company's business will occur.

Asia. A number of Asian economies have been experiencing significant ongoing economic difficulties for more than a year. Revenues derived from such countries have been and are likely to continue to be materially adversely affected by both the foreign exchange issues as well as reduced demand due to the downturn in these economies. Revenues derived from sales to Asia have historically amounted to less than 5 percent of the Company's annual revenues, therefore, the Company does not believe that continual economic difficulties in Asia on their own will have a material adverse impact on its results of operations. However, in 1998, countries outside of Asia have begun experiencing economic difficulties. The Company is not in a position at this time to assess the magnitude of the effect, if any, that this trend will have on its results of operations.

Latin America. The recent devaluation of Brazil's currency has led to an economic downturn in Brazil that has begun to spread to other Latin America countries. Revenues from Latin American countries are likely to be materially affected by the currency and economic difficulties facing this region. Although revenues derived from Latin America constitute less than 5 percent of the Company's annual revenues, sales to Brazil alone represent a larger percent of the Company's annual revenues than do sales to all of Asia (excluding Japan).

     Although to date the economic situation in Latin America has not had a material impact on the Company's business, the combination of continued economic problems in Asia and Latin
America and the slowing of European business may adversely impact the Company's results of operations in 1999.

Dependence upon Retail Industry. A significant portion of the Company's revenues are derived from sales of products and services to customers in the retail industry. The product demand in this industry segment has shifted to a significant extent from front-end point-of-sale scanner products to back room scanner integrated hand-held computer systems. The Company is attempting to expand its customer base to other industries including, transportation and logistics and medical/healthcare and has had some degree of success. However, for the current and foreseeable future, the Company's financial performance remains materially dependent upon revenues derived from the retail industry. In the past, this industry has experienced financial vitality in demand levels and there can be no assurance that it will not face a downturn in the future. Recurring instability in the retail industry could have an adverse affect on the Company's business and financial performance.

Competition. The business in which the Company is engaged is highly competitive and acutely influenced by advances in technology, product improvements and new product introduction, marketing and distribution capabilities, and price competition. Failure to keep pace with product and technological advances could adversely affect the Company's competitive position and prospects for growth. In addition, in 1998, several of the Company's key competitors had poor financial performance. There is likely to be increased pricing pressure in 1999 as these competitors attempt to reverse losses in their market share, which may adversely affect the Company's revenues and/or gross margins.

New Competitors. The products being manufactured and marketed by the Company and its competitors are becoming increasingly more complex. As the technological and functional capabilities of future products increase these products will begin to compete with those being offered by larger, traditional computer network and communications industry participants who have substantially greater financial, technical, marketing and manufacturing resources than the Company. There can be no assurance that the Company will be able to compete successfully against these new competitors or that competitive pressures faced by the Company would not adversely affect its business or operating results.

Price. Traditionally, the selling price of the Company's products decreases over the life of the product. The Company endeavors to reduce manufacturing costs of existing products and to introduce new products, functions and other price/performance-enhancing features in order to mitigate the effect of such decreases. To the extent that such cost reductions, product enhancements and new product introductions do not occur in a timely manner or do not achieve market acceptance, the Company's operating results could be materially adversely affected.

Research and Development. While the Company is currently actively engaged in the research and development of new products and technologies there can be no assurance that the Company's research and development efforts will lead to the successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. New products frequently take longer to develop, often have fewer features than originally considered desirable and achieve higher cost targets than initially estimated. Moreover, there can be no assurance that there will not be delays in commencing volume production of such products or that such products will ultimately be commercially successful. In addition, products under development are frequently announced before introduction and such announcements may cause customers to delay purchases of existing products in anticipation of new or improved versions of those products. Such delays and/or deficiencies in development manufacturing, delivery of or demand for new products or realization of higher cost targets could have an adverse affect on the Company's business, operating results or financial condition.

New Product Introduction. Historically, the Company has been dependent upon the introduction of new or improved product offerings. This is particularly true for 1999, since the Company has introduced a larger number of new products in the past eighteen months than it has historically. The Company's financial performance in 1999 will be heavily dependent upon the successful introduction of such products. This success will be dependent upon, among other factors:

     - The ability of the Company to timely complete development and launch of certain of such products within the year
     -  Customer acceptance of and demand for these products
     - The ability of the Company to efficiently manufacture such products and to meet delivery schedules.

     Failure in any of these areas could have a material adverse effect on the Company's financial results for 1999.

System Sales. Historically, sales to customers have been of individual scanner and scanner integrated hand-held computer products. Increasingly, the focus of the Company's sales efforts has been on sales of complete data transaction systems. System sales tend to be more costly and, therefore, require a longer selling cycle, longer payment terms and more complex integration and installation services.

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

Manufacturing. In the event use of the Company's manufacturing facilities in Bohemia, New York were interrupted by natural disaster or otherwise, the Company's operations would be materially adversely affected until alternative production and service operations could be established. Certain of the Company's products are manufactured by third parties inside and outside the United States. The Company anticipates that an increased percentage of new products will be manufactured by third parties, including but not limited to Olympus, many of which are located in foreign countries. The manufacture of these items is subject to risks common to all foreign manufacturing activities such as:

     -  Governmental regulation
     -  Currency fluctuations
     -  Transportation delays and interruptions
     -  Political and economic disruptions
     - The risk of imposition of tariffs or other trade barriers.

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

Third Party Products. Historically, the Company has manufactured almost all of it product offerings. Beginning in 1996, the Company began offering for sale an increased number of third party products. Although the Company hopes that sales of such products will result in higher operating income, the sales of third party products traditionally generate lower margins which may not be fully offset by lower expenses. In the event that any of these third party suppliers become unable or unwilling to manufacture such products or fail to meet the Company's volume and quality requirements and delivery schedules, the Company's ability to market such products could be negatively affected. In 1999, the Company plans to market a large number of third party products that were introduced in 1998, and will be introduced in 1999. In addition, many of these third party products are manufactured outside of the United States and supply of such products could be negatively affected by factors normally attendant to the conduct of foreign trade, including imposition of duties, taxes, fees or other trade restrictions fluctuation in currency exchange rates and longer delivery times.

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

     The Company's Spectrum One and Spectrum 24 spread spectrum wireless communication products operate through the transmission of radio signals. These products are subject to regulation by the FCC in the United States and corresponding authorities in other countries. Currently, operation of such products in specified frequency bands does not require licensing by such regulatory authorities. Regulatory changes restricting the use of such bands or allocating available frequencies could have a material adverse effect on the Company's business and its results of operations.

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

Reliance on Resellers, Distributors and OEMs. The Company sells an increasing portion of its products through resellers, distributors and original equipment manufacturers (OEMs). Such reliance upon third party distribution sources subjects the Company to risks of business failure by such individual resellers, distributors and OEMs, and credit, inventory and business concentration risks.


Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results of Operation

     The following table sets forth for the years indicated (i) certain revenue and expense items expressed as a percentage of net revenue and (ii) the percentage increase or decrease of such items as compared to the corresponding prior year.










                                                                       Year to Year Changes
                                                                       Year Ending December 31,
                                          Percentage of Revenue              1998         1997
                                         Year Ending December 31,             vs.          vs.
                                      1998        1997         1996          1997         1996
Net Revenue                          100.0%      100.0%       100.0%         26.3%        17.9%

Cost of Revenue                       56.0        54.5         53.2          29.8         20.7

Amortization of Software
 Development Costs                     1.5         1.6          1.6          20.9         12.9

Gross Profit                          42.5        44.0         45.2          22.2         14.8

Operating Expenses:
 Engineering                           7.3         7.4          7.1          24.8         21.8
 Selling, General and
  Administrative                      19.9        21.4         22.8          17.6         10.7
 Amortization of Excess of
  Cost Over Fair Value of
   Net Assets Acquired                 0.5         0.6          0.6          (1.0)        32.1
 Purchased Research and Development
  and Merger Integration Costs           -           -          1.9             -            -
 Charges Related to Terminated
  Acquisition                          0.4           -            -             -            -

                                      28.0        29.4         32.3          20.6          7.1

Earnings from Operations              14.5        14.6         12.8          25.4         34.2

Gain on Sale of Business               0.1           -            -             -            -

Net Interest Expense                  (0.4)       (0.4)        (0.5)          5.3          4.7

Earnings Before Income Taxes          14.2        14.2         12.3          26.4         35.4

Provision for Income Taxes             4.7         5.1          4.7          15.9         28.3

Net Earnings                           9.5%        9.1%         7.7%         32.4%        39.7%

For the year ended December 31, 1998

     Net revenue of $977,901,000 for the year ended December 31, 1998, increased 26.3 percent over 1997. The increase in net revenue is due in part to the Company's contract related to the United States Postal Service as well as increased worldwide sales of scanner products and scanner integrated application specific mobile computer systems. During 1998, sales to Lockheed Martin Corporation, in connection with the United States Postal Service contract amounted to approximately 11 percent of total net revenue. Due to the substantial completion of this contract and the fact that the Company does not currently have any contracts of similar magnitude, the Company expects the rate of revenue growth to be substantially less in 1999. Foreign exchange fluctuations unfavorably impacted the growth in net revenue by approximately
1.5 percentage points for the year ended December 31, 1998 and unfavorably impacted the growth in net revenue by 2.1 percentage points for the year ended December 31, 1997.

     Geographically, North America revenue increased 36.0 percent over the prior year due in part to the Company's contract related to the United States Postal Service and the overall strong economy in the United States. International revenue increased 13.0 percent over the prior year, notwithstanding the unfavorable impact of foreign exchange rate fluctuations relative to the U.S. dollar on net revenue previously described. North America and International revenue continue to represent approximately three-fifths and two-fifths of net revenue, for the year 1998 and the prior year, respectively. The Company anticipates a continuation of lower proportional growth in International markets compared to North America markets in 1999, due in part to economic uncertainty in certain International markets.

     Cost of revenue (as a percentage of net revenue) of 56.0 percent for the year ended December 31, 1998, increased from 54.5 percent in 1997. This increase is principally due to the unfavorable impact of foreign exchange rate fluctuations on net revenue and due to the Company's roll out of its contract related to the United States Postal Service which represented a lower margin order relative to historical orders.

     Amortization of software development costs totaling
$14,592,000 for the year ended December 31, 1998, increased from $12,068,000 in the prior year due to new product releases.

     Engineering costs increased to $71,090,000, for the year ended December 31, 1998, from $56,961,000 for 1997. In absolute dollars engineering expenses increased 24.8 percent for the year ended December 31, 1998, from the prior year. As a percentage of revenue such expenses decreased to 7.3 percent for the year ended December 31, 1998, from 7.4 percent for the prior year. The increase in absolute dollars is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

     Selling, general and administrative expenses increased to $194,775,000 for the year ended December 31, 1998, from $165,647,000 in 1997. While in absolute dollars selling, general and administrative expenses increased 17.6 percent for the year ended December 31, 1998, from the prior year, as a percentage of revenue such expenses decreased to 19.9 percent for the year ended December 31, 1998, from 21.4 percent in 1997. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and expenses incurred by four subsidiaries acquired in 1997 and 1998.

     Amortization of excess of cost over fair value of net assets acquired of $4,812,000 for the year ended December 31, 1998, decreased from $4,859,000 in 1997 due to foreign exchange fluctuations coupled with the sale of stock and certain assets of Symbol LIS Limited described below, partially offset by the acquisition of four subsidiaries in 1998 and 1997 which resulted in an increase in the gross value of excess of cost over fair value of net assets acquired.

     During 1998 the Company incurred $3,597,000 of various pre-tax expenses, principally professional fees, associated with a publicly announced attempt to acquire another company. In the fourth quarter of 1998, the Company formally terminated its efforts to complete this acquisition.

     The gain from the sale of business resulted from the sale of the stock and certain assets of Symbol LIS Limited, a wholly owned subsidiary, engaged in the business of providing systems and technology with respect to logistics and warehouse management systems operations to a third party.

     Net interest expense increased to $3,450,000, for the year ended December 31, 1998, from $3,276,000 in 1997 primarily due to increased borrowings under lines of credit.






     The Company's effective tax rate for 1998 of 33.0 percent decreased from 36.0 percent in the prior year period primarily due to an increase in federal tax credits and the exempt earnings of the foreign sales corporations.

     At December 31, 1998, the Company had net deferred tax assets of approximately $6,340,000, consisting of current deferred tax assets of $34,428,000 and long-term deferred tax liabilities of $28,088,000. The current deferred tax assets reflect a valuation allowance of approximately $696,000 relating to New York State investment tax credit carryforwards which may be recaptured. No other valuation allowance is necessary due to the Company's history of profitability and anticipated future profitability.


For the year ended December 31, 1997

     Net revenue of $774,345,000 for the year ended December 31, 1997, increased 17.9 percent over 1996. The increase in net revenue is primarily due to increased worldwide sales of scanner products and scanner integrated application specific mobile computer systems. Foreign exchange fluctuations unfavorably impacted the growth in net revenue by approximately 2.1 percentage points for the year ended December 31, 1997 and unfavorably impacted the growth in net revenue by 0.8 percentage points for the year ended December 31, 1996.

     Geographically, North America revenue increased 15.1 percent over the prior year and International revenue increased 22.1 percent over the prior year, notwithstanding the unfavorable impact of foreign exchange rate fluctuations relative to the U.S. dollar on net revenue previously described. North America and International revenue continue to represent approximately three-fifths and two-fifths of net revenue, for 1997 and 1996, respectively.

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


                               -47-
     Engineering costs increased to $56,961,000, for the year ended December 31, 1997, from $46,752,000 for 1996. In absolute dollars engineering expenses increased 21.8 percent for the year ended December 31, 1997, from the prior year. As a percentage of revenue such expenses increased to 7.4 percent for the year ended December 31, 1997, from 7.1 percent for the prior year. These increases are due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

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


Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity
including the following:
                                      Year Ended December 31,
                                   1998        1997        1996
Working Capital
  (in thousands)                 $295,317    $241,846    $221,678

Current Ratio (Current
  Assets to Current
  Liabilities)                      2.6:1       2.5:1       2.7:1

Long-Term Debt
  to Capital                        10.8%        8.1%       11.2%
(Long-term debt to long-
 term debt plus equity)

     Current assets increased by $79,652,000 from December 31, 1997, principally due to an increase in accounts receivable as a result of the increase in net revenue and inventories due to increased operating levels partially offset by the decrease in cash and temporary investments.

     Current liabilities increased $26,181,000 from December 31,
1997, primarily due to increases in accounts payable and accrued expenses.

     The aforementioned activity resulted in a working capital increase of $53,471,000 for the fiscal year ended December 31, 1998. The Company's current ratio at December 31, 1998, of 2.6:1 increased from 2.5:1 at December 31, 1997.

     The Company generated $43,499,000 cash flow from operations, but experienced an overall decrease in cash of $43,686,000 for the year ended December 31, 1998. The positive cash flow provided by operations, borrowings under lines of credit, and cash flow generated from and tax benefits associated with the exercise of stock options were offset by cash used in investing activities and various financing activities, principally the purchase of 1,145,000 shares of the Company's common stock, dividends paid, acquisition of subsidiaries and other acquisition related payments and expenditures for property, plant and equipment. The purchases of common stock represent 865,000 shares purchased in the open market and 280,000 shares purchased from officers in connection with the exercise of stock options. For the year ended December 31, 1997 the Company generated $108,172,000 of cash flow from operations and experienced an overall increase in cash of $25,680,000. The positive cash flow provided by operations was offset, in part, by cash used in

                               -49-
investing activities and various financing activities, principally the purchase of 1,832,000 shares (stock split effected) of the Company's common stock, acquisition of subsidiaries and other acquisition related payments and expenditures for property, plant and equipment. The purchase of common stock represents both shares purchased in the open market and shares purchased from officers related to the exercise of stock options.

     Property, plant and equipment expenditures for the year ended December 31, 1998, totaled $89,334,000 compared to $42,679,000 for the year ended December 31, 1997. During 1997 the Company entered into a construction commitment to expand its existing Worldwide Headquarters facility, located in Holtsville, New York, by approximately 125,000 square feet. The project cost, including furniture, fixtures and equipment, is estimated at approximately $20,000,000 and is anticipated to be completed in March 1999. In addition, the Company continues to make capital investments in major systems and networks conversions. The Company does not have any other material commitments for capital expenditures.

     At December 31, 1998, the Company had $64,596,000 in long-term debt outstanding, excluding current maturities. In March 1993 the Company issued $25,000,000 of its 7.76 percent Series A Notes due February 15, 2003, and $25,000,000 of its 7.76 percent Series B Senior Notes due February 15, 2003, to three insurance companies for working capital and general corporate purposes.
The Series A Senior Notes are being repaid in equal annual installments of $2,778,000 which began in February 1995. The Series B Senior Notes are being repaid in equal annual installments of $3,571,000 which began February 1997. The Senior Notes represent $25,397,000 of the total long-term debt balance outstanding at December 31, 1998. In December 1998, the Company entered into a $200 million revolving credit facility with a syndicate of U.S. and International banks (the "Credit Agreement"). The terms of the Credit Agreement extend to 2003. Use of the borrowings is unrestricted and the borrowings are unsecured. At December 31, 1998, the Company had $35,000,000 borrowings outstanding under the Credit Agreement which have been classified as long-term obligations. The remaining $4,199,000 of long-term debt outstanding is primarily related to the Industrial Development Bond financing completed in October 1989, a low-interest loan from an agency of the State of New York and debt assumed in connection with the purchase of the Company's Worldwide Headquarters facility in 1995.

     The Company's long-term debt to capital ratio increased to
10.8 percent at December 31, 1998, from 8.1 percent at December
31, 1997, primarily due to increased borrowings under the Credit
Agreement.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from the results of its operations, working capital and existing credit facilities.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

     In 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") and Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Post-Retirement Benefits - an amendment to FASB Statement No. 87, 88 and 106" ("SFAS 132"). Each of these statements required additional disclosure in the Company's consolidated financial statements but did not have a material effect on the Company's consolidated financial position or results of operations.

     Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at this date include, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. Based upon current data the adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in product and/or system failures or other computer errors causing disruption of the Company's operations.

     The Company has identified the following areas of risk:
a) the failure or disruption of systems used by the Company to run its business operations and facilities, b) the failure or disruption of systems used by the Company's suppliers and vendors, c) warranty or other claims by customers due to failure or malfunctioning of the Company's products.

     The Company has established a steering committee including senior executives to address Year 2000 issues which will report periodically to the Board of Directors. The Company's plan to address Year 2000 issues has resulted in the formation of three main teams: (a) internal systems team, (b) product readiness team, and (c) external vendors/suppliers team.

     The Company is currently implementing new computer systems that will substantially insure that the Company's operating systems are not subject to Year 2000 transition problems. To the extent that current systems that will not be replaced have been determined to be non-compliant, the Company is working with the suppliers of such systems to obtain upgrades and/or enhancements to insure Year 2000 compliance. To the extent such system implementation, replacement or modification is delayed or if significant new non-compliance issues are identified or go undetected, the Company's results of operations could be adversely impacted.

     The Company has initiated formal communications with all of its significant hardware and software suppliers to determine the extent to which the Company's interface systems and sources of supply are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

     Based on a recent assessment, the Company believes that it will not be required to modify or replace significant portions of its product offerings so that such products will function properly with respect to dates in the Year 2000. However, several Year 2000 related issues, mostly stemming from third party operation systems, have been identified. The Company has undertaken measures to inform customers of Year 2000 related issues via its Year 2000 web site. However, it is not possible to anticipate all end user situations and/or Year 2000 related issues, particularly those involving third party products. The Company may experience an increase in warranty and other claims related to Year 2000 issues. Additionally, there may be substantial Year 2000 litigation caused by failure of systems which contain Company products or third party products sold by the Company. The impact of such warranty and/or other claims may have a material adverse impact on the Company's financial condition.

     In 1998, the Company expended less than $200,000 on external resources in connection with its Year 2000 related activities. Capitalized spending for upgrading and replacing non-compliant computer systems was approximately $900,000 for the year. The Company anticipates the total cost of its Year 2000 activities to be approximately $3,000,000 through 1999 which includes approximately $2,000,000 of capitalized fixed assets.

     Based upon the Company's current estimates, total incremental out-of-pocket costs of its Year 2000 program are expected to be immaterial. These costs are expected to be incurred primarily in fiscal 1999 and include third party consultants, remediation of existing computer software and hardware, and upgrading product offerings. Such costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition. The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that other companies upon which the Company relies will be able to timely address their Year 2000 compliance issues, the effects of which may have an adverse impact on the Company's results of operations.

     At this stage of the process, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. As is true for most manufacturers and distributors of products such as those sold by the Company, a reasonable worst case scenario would be the failure of the Company's products to operate properly through the millennium rollover causing customers' systems and/or operations that are dependent upon such products to fail or be disrupted.
In the event of such failures, customers may commence legal action against the Company or otherwise seek compensation for their losses associated with such failures. An additional worst case Year 2000 scenario would be the failure of key vendors and/or suppliers to have corrected their own Year 2000 issues which could cause disruption of the Company's operations and have a material adverse effect on the Company's financial condition. The impact of such disruption cannot be estimated at this time. The Company's contingency plans to address worst case Year 2000 scenarios include developing or obtaining upgrades for its products that have been tested and found to be non-compliant and in the event the Company believes that any of its key suppliers are unlikely to be able to resolve their Year 2000 issues, it will seek a second source of supply.

Euro Conversion

     As part of the European Economic and Monetary Union (EMU), a single currency (the "Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies have been fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1, and June 30, 2002 and replaced by Euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts, or wire transfers denominated in Euro or the participating country's national currency.

     Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one is obliged to utilize the Euro until the notes and coinage have been introduced on January 1, 2002. In keeping with this rule, the Company is Euro "compliant" (able to receive Euro denominated payments and able to invoice in Euro as requested by vendors and suppliers, respectively) as of January 1, 1999 in the affected countries. Full conversion of all affected country operations to Euro is expected to be completed by the time national currencies are removed from circulation. Phased conversion to the Euro is currently underway and the effects on revenues, costs and various business strategies are being assessed. The cost of software and business process conversion is not expected to be material.

Market Risk Sensitivity

     The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company has a formal policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes. The policy permits the use of financial instruments to manage and reduce the impact of changes in foreign currency exchange rates that may arise in the normal course of the Company's business. Currently, the Company does not use interest rate derivatives. The counterparties in derivative transactions are major financial institutions with ratings of A or better, as determined by one of the major credit rating services.

     The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During 1998, the principal transactions hedged were short-term intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gain and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the Company's statement of earnings.

     A large percentage of the Company's sales are transacted in local currencies. As a result, the Company's international operating results are subject to foreign exchange rate fluctuations. A 5 percent strengthening or weakening of the U.S. dollar against every applicable currency could have had a $7.1 million impact on the net earnings of the Company. The Company does not use foreign exchange contracts to hedge expected earnings.

     The Company, which manufactures nearly all of its products in the United States, generally invoices its international subsidiaries in their local currency for finished and semi-finished goods. As a result, the Company's annual U.S. dollar cash flow is subject to foreign exchange rate fluctuations. A 5 percent strengthening or weakening of the U.S. dollar against every applicable currency could have had a $6.3 million impact on the value of the realized cash remittances from its subsidiaries.
 The Company routinely uses foreign exchange contracts to hedge cash flows that are either firm commitments or those which may be forecasted to occur.

     All of the Company debt is U.S. dollar denominated. At year-end, about 47 percent of this indebtedness to third parties was floating rate-based. Although the Company has exposure to rising and falling rates, a 1 percent rise in rates on the year-end bank borrowings would have had a $234,000 adverse impact on net earnings. The Company does not use interest rate derivatives to protect its exposure to interest rate market movements.

Item 8.  Financial Statements and Supplementary Data

         The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

Document                                                    Page

1.  Financial Statements and Accountants' Report:

           Independent Auditors' Report                      F-1

        Consolidated Financial Statements:

           Balance Sheets as of December 31, 1998 and 1997   F-2

           Statements of Earnings for the Years Ended
           December 31, 1998, 1997 and 1996                  F-3

           Statements of Stockholders' Equity for the        F-4
           Years Ended December 31, 1998, 1997 and 1996

           Statements of Cash Flows for the Years Ended      F-5
           December 31, 1998, 1997 and 1996

           Notes to Consolidated Financial Statements        F-6
                                                         through
                                                            F-30

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

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31,
1998 and 1997

          Consolidated Statements of Earnings for the Years
Ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Stockholders' Equity
for the Years Ended December 31, 1998, 1997 and
1996

          Consolidated Statements of Cash Flows for the
Years Ended December 31, 1998, 1997 and 1996

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

     Individual financial statements of the Company are omitted as the Company is primarily an operating company and the subsidiaries included in the consolidated financial statements filed are substantially wholly-owned and are not indebted to any person other than the parent in amounts which exceed 5 percent of total consolidated assets at the date of the latest balance sheet filed, excepting indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation, whether evidenced by securities or not, and indebtedness which is collateralized by the parent by guarantee, pledge, assignment or otherwise.

3.     Exhibits

Exhibit

3.1    Certificate of Incorporation of Symbol
Technologies, Inc. and amendments
thereto.(Incorporated by reference to Exhibit
3.1of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the"1996
Form 10-K).)

3.3    By-laws of the Company as currently in
effect.

4.1    Form of Certificate for Shares of the Common
Stock of the Company.

10.1 Form of 2008 Stock Purchase Warrant issued to certain directors. (Incorporated by reference to Exhibit 10.1 to the Company's
Annual Report on Form 10K for the year ended
December 31,1997 (the "1997 Form 10-K")).

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

10.3   1994 Directors Stock Option Plan.
(Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-78678 on Form
S-8.)

10.4   1997 Employee Stock Purchase Plan.
(Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-26593 on Form
S-8.)

10.5   1997 Employee Stock Option Plan.
       (Incorporated by reference to Exhibit 16.5 to the 1998 Form 10-K.)

10.6   1991 Employee Stock Option Plan
(Incorporated by reference to Exhibit 10.1 of the 1991 Form 10-K.)

10.7 1990 Non-Executive Stock Option Plan, as amended. (Incorporated by reference to
Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").)

10.8   Employment Agreement by and between the
Company and Frederic P. Heiman, dated as of October 1, 1998.

10.9   Employment Agreement by and between the
Company and Raymond Martino, dated as of June
12, 1994. (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

10.10  Employment Agreement by and between the
Company and Jerome Swartz, dated as of June
30, 1995. (Incorporated by reference to Exhibit 10.4 to the 1995 Form 10-K.)

10.11  Employment Agreement by and between the
Company and Tomo Razmilovic, dated as of October 16, 1995. (Incorporated by reference to Exhibit 10.5 of the 1995 Form 10-K.)

10.12  Employment Agreement by and between the
Company and Leonard H. Goldner, dated as of November 1, 1995. (Incorporated by reference to Exhibit 10.7 of the 1995 Form 10-K.)

10.13  Executive Retirement Plan, as amended.
(Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (the
"1989 Form 10-K").)

10.14 Symbol Technologies, Inc. Stock Ownership and Option Retention Program.(Incorporated by reference to Exhibit 10.13 of the 1995 Form
10-K.)

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

10.18  Form of Note Agreements dated as of February
15, 1993 relating to the Company's 7.76
percent Series A and Series B Senior Notes due February 15, 2003 (Incorporated by reference to Exhibit 10.14 to the Company's
Annual Report on Form 10-K for the year ended
December 31, 1992.)

10.19  Credit Agreement dated as of December 21,
1998 among Symbol Technologies, Inc., the lending institutions identified in the credit agreement and Bank of America National Trust and Savings Association as agent and as letter of credit issuing bank.

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



Dated:  February 23, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                    Date

/s/Jerome Swartz        Chairman of the         February 23, 1999
Jerome Swartz           Board and Director
                        (Principal Executive
                         Officer)


/s/Tomo Razmilovic      Director                February 23, 1999
Tomo Razmilovic


/s/Raymond R. Martino   Director                February 23, 1999
Raymond R. Martino


/s/Harvey P. Mallement  Director                February 23, 1999
Harvey P. Mallement


/s/Frederic P. Heiman   Director                February 23, 1999
Frederic P. Heiman


/s/Saul P. Steinberg    Director                February 23, 1999
Saul P. Steinberg


/s/Lowell C. Freiberg   Director                February 23, 1999
Lowell C. Freiberg


/s/George Bugliarello   Director                February 23, 1999
George Bugliarello


/s/Charles B. Wang      Director                February 23, 1999
Charles B. Wang


/s/Kenneth V. Jaeggi    Senior Vice President   February 23, 1999
Kenneth V. Jaeggi       Finance (Chief
                        Financial Officer)




                             -63-



/s/Brian T. Burke       Senior Vice President   February 23, 1999
Brian T. Burke          and Controller (Chief
                        Accounting Officer)















































                             -64-













                    SYMBOL TECHNOLOGIES, INC.

                         AND SUBSIDIARIES

                             ------

                CONSOLIDATED FINANCIAL STATEMENTS

         COMPRISING ITEM 8 AND SCHEDULE II LISTED IN THE

        INDEX AT ITEM 14(a)2 OF ANNUAL REPORT ON FORM 10-K

          TO SECURITIES AND EXCHANGE COMMISSION FOR THE

           YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996






            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                             I N D E X

                                                             PAGE

Independent auditors' report                                 F-1

Consolidated financial statements:

     Balance sheets                                          F-2

     Statements of earnings                                  F-3

     Statements of stockholders' equity                      F-4

     Statements of cash flows                                F-5

     Notes to consolidated financial
      statements (1-15)                          F-6 through F-30

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


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Symbol Technologies, Inc.
Holtsville, New York

We have audited the accompanying consolidated balance sheets of Symbol Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symbol Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

New York, New York
February 18, 1999


                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (All amounts in thousands, except stock par value)
                                                   December 31,  December 31,
      ASSETS                                           1998         1997
CURRENT ASSETS:
  Cash, including temporary investments of
   $3,018 and $31,909 respectively                   $ 16,284     $ 59,970
  Accounts receivable, less allowance for doubtful
   accounts of $10,031 and $10,995, respectively      205,416      162,789
  Inventories, net                                    196,986      128,155
  Deferred income taxes                                34,428       24,908
  Other current assets                                 26,490       24,130

      TOTAL CURRENT ASSETS                            479,604      399,952

PROPERTY, PLANT AND EQUIPMENT, net                    174,867      118,745
INTANGIBLE ASSETS, net                                115,954      115,275
SOFTWARE DEVELOPMENT COSTS, net                        43,571       26,649
OTHER ASSETS                                           24,403       18,569

                                                     $838,399     $679,190
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $149,938     $121,714
  Current portion of long-term debt                    10,594       10,384
  Income taxes payable                                  9,858       13,580
  Deferred revenue                                     13,897       12,428

          TOTAL CURRENT LIABILITIES                   184,287      158,106

LONG-TERM DEBT, less current maturities                64,596       40,301

DEFERRED REVENUES                                      10,683        2,410

OTHER LIABILITIES                                      47,905       19,957

COMMON EQUITY PUT OPTIONS                                   -        4,674

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
   10,000 shares, none issued or outstanding                -            -
  Common stock, par value $0.01; authorized
   100,000 shares; issued 66,439 shares and
   43,519 shares, respectively                            664          435
  Additional paid-in capital                          315,884      289,434
  Cumulative translation adjustments                   (5,797)      (7,792)
  Retained earnings                                   365,950      274,976
                                                      676,701      557,053
Less:
  Treasury stock at cost, 7,683 shares and
   4,359 shares, respectively                        (145,773)    (103,311)
                                                      530,928      453,742

                                                     $838,399     $679,190

                See notes to consolidated financial statements

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
            (All amounts in thousands, except per share data)
                                     Year ended December 31,
                                  1998          1997         1996
NET REVENUE                    $977,901      $774,345     $656,675
COST OF REVENUE                 547,328       421,796      349,428
AMORTIZATION OF SOFTWARE
  DEVELOPMENT COSTS              14,592        12,068       10,686

GROSS PROFIT                    415,981       340,481      296,561

OPERATING EXPENSES:
  Engineering                    71,090        56,961       46,752
  Selling, general and
   administrative               194,775       165,647      149,602
  Amortization of excess of
   cost over fair value of
   net assets acquired            4,812         4,859        3,679
  Purchased research and
   development and merger
   integration costs                  -             -       12,341
  Charges related to
   terminated acquisition         3,597             -            -

                                274,274       227,467      212,374

EARNINGS FROM OPERATIONS        141,707       113,014       84,187

OTHER (EXPENSE)/INCOME:
  Gain on sale of business          494             -            -
  Interest income                 2,373         2,225        1,756
  Interest expense               (5,823)       (5,501)      (4,885)

                                 (2,956)       (3,276)      (3,129)

EARNINGS BEFORE INCOME TAXES    138,751       109,738       81,058

PROVISION FOR INCOME TAXES       45,787        39,506       30,802

NET EARNINGS                   $ 92,964      $ 70,232     $ 50,256

EARNINGS PER SHARE:
  Basic                           $1.58         $1.19        $0.86
  Diluted                         $1.49         $1.15        $0.82

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
  Basic                          58,796        59,038       58,197
  Diluted                        62,436        61,236       60,928

            See notes to consolidated financial statements

                                       SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (All amounts in thousands, except stock par value)
                                                               Accumulated Other
                                 Common Stock                    Comprehensive
                                $0.01 Par Value                     Income
                                                    Additional    Cumulative                             Total
                               Shares                Paid-in      Translation   Retained    Treasury   Stockholders'
                               Issued    Amount      Capital      Adjustments   Earnings     Stock       Equity
BALANCE, JANUARY 1, 1996       27,229     $272       $245,728      ($8,299)     $156,075   ($40,922)    $352,854

 Net earnings                       -        -              -            -        50,256          -       50,256
 Translation adjustments            -        -              -        2,649             -          -        2,649
 Total comprehensive income                                                                               52,905
 Exercise of stock options        919       10         22,701            -             -          -       22,711
 Exercise of warrants              47        -            458            -             -          -          458
 Proceeds from sale of common
  equity put options                -        -            946            -             -          -          946
 Reclassification of common
  equity put options obligation     -        -        (11,041)           -             -          -      (11,041)
 Purchase of treasury shares        -        -              -            -             -    (19,157)     (19,157)

BALANCE, DECEMBER 31, 1996     28,195      282        258,792       (5,650)      206,331    (60,079)     399,676

 Net earnings                       -        -              -            -        70,232          -       70,232
 Translation adjustments            -        -              -       (2,142)            -          -       (2,142)
 Total comprehensive income                                                                               68,090
 Exercise of stock options      1,218       12         24,062            -             -          -       24,074
 Exercise of warrants               9        -             69            -             -          -           69
 Proceeds from sale of common
  equity put options                -        -            285            -             -          -          285
 Reclassification of common
  equity put options obligation     -        -          6,367            -             -          -        6,367
 Purchase of treasury shares        -        -              -            -             -    (43,232)     (43,232)
 Stock split                   14,097      141           (141)           -             -          -            -
 Dividends paid                     -        -              -            -        (1,587)         -       (1,587)

BALANCE, DECEMBER 31, 1997     43,519      435        289,434       (7,792)      274,976   (103,311)     453,742

 Net earnings                       -        -              -            -        92,964          -       92,964
 Translation adjustments            -        -              -        1,995             -          -        1,995
 Total comprehensive income                                                                               94,959
 Exercise of stock options      1,118       11         21,533            -             -          -       21,544
 Exercise of warrants              43        -            461            -             -          -          461
 Reclassification of common
  equity put options obligation     -        -          4,674            -             -          -        4,674
 Purchase of treasury shares        -        -              -            -             -    (42,462)     (42,462)
 Stock split                   21,759      218           (218)           -             -          -            -
 Dividends paid                     -        -              -            -        (1,990)         -       (1,990)

BALANCE, DECEMBER 31, 1998     66,439     $664       $315,884      ($5,797)     $365,950  ($145,773)    $530,928

                            See notes to consolidated financial statements
                                                           F-4

                       SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (All amounts in thousands)

                                                       Year ended December 31,
                                                  1998          1997          1996
Cash flows from operating activities:
 Net earnings                                   $ 92,964      $ 70,232      $ 50,256
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
 Depreciation and amortization of
  property, plant and equipment                   32,797        25,738        23,247
 Other amortization                               22,359        19,539        16,276
 Provision for losses on accounts
  receivable                                       2,921         2,253         2,270
 Gain from sale of business                         (494)            -             -
 Charge for purchased research and
  development                                          -             -        10,741
 Deferred income taxes                             5,417         6,243        (2,835)
Changes in assets and liabilities net of
 effect of acquisitions and divestitures:
  Accounts receivable                            (43,006)      (12,455)      (24,481)
  Sale of lease receivables                            -             -        17,308
  Inventories                                    (64,948)        9,594       (33,880)
  Other current assets                            (2,446)      (11,583)          605
  Software development costs                     (31,514)      (14,743)      (13,606)
  Intangible assets                               (6,951)       (3,387)       (7,054)
  Other assets                                    (5,990)        2,053       (14,150)
  Accounts payable and accrued expenses           22,021        15,113        10,981
  Income taxes payable                             7,217         4,380        (3,319)
  Other liabilities and deferred revenue          13,152        (4,805)        1,496

Net cash provided by
 operating activities                             43,499       108,172        33,855

Cash flows from investing activities:
  Note receivable                                      -         2,500           500
  Expenditures for property, plant
   and equipment                                 (89,334)      (42,679)      (34,680)
  Proceeds from sale of business, net             11,911             -             -
  Acquisition of subsidiaries, net of
   cash acquired                                 (13,686)       (8,026)      (26,962)

Net cash used in investing activities            (91,109)      (48,205)      (61,142)

Cash flows from financing activities:
  Net proceeds from issuance and repayments
   of long-term debt                              24,505       (10,240)       (6,814)
  Exercise of stock options and warrants          22,005        24,143        23,169
  Proceeds from common equity put options              -           285           946
  Dividends paid                                  (1,990)       (1,587)            -
  Purchase of treasury shares                    (42,462)      (43,232)      (19,157)

Net cash provided by/(used in)
 financing activities                              2,058       (30,631)       (1,856)

Effects of exchange rate changes on cash           1,866        (3,656)         (217)
Net (decrease)/increase in cash and
 temporary investments                           (43,686)       25,680       (29,360)

Cash and temporary investments,
 beginning of year                                59,970        34,290        63,650

Cash and temporary investments, end
 of year                                        $ 16,284      $ 59,970      $ 34,290

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                      $  3,496      $  4,613      $  4,987
  Income taxes                                  $ 21,281      $ 15,423      $ 19,685

                     See notes to consolidated financial statements

            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Principles of Consolidation

The consolidated financial statements include the accounts of Symbol Technologies, Inc. and its subsidiaries (the "Company" or
"Symbol"), substantially all of which are wholly-owned.
Significant intercompany transactions and balances have been eliminated in consolidation.

b.   Temporary Investments

Temporary investments include highly liquid investments with original maturities of three months or less and consist primarily of money market funds and time deposits at December 31, 1998 and 1997. Temporary investments are stated at cost, which approximates market value. These investments are not subject to significant market risk.

c.   Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

d.   Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation and amortization is provided on a straight-line basis over the following estimated useful lives:

Buildings and improvements                        15 to 40 years
Machinery and equipment                           3 to 7 years
Furniture, fixtures and office equipment          5 to 10 years
Computer hardware and software                    3 to 7 years
Leasehold improvements (limited to terms
                          of the leases)          2 to 10 years

The Company capitalized interest costs of $350,000, zero, and $258,000 for the years ended December 31, 1998, 1997 and 1996, respectively.




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

g.   Long-Lived Assets

The Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and software development costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value and had no effect on the Company's consolidated financial statements for the years ended December 31, 1998 and 1997.

h.   Research and Development Expenses

The Company expenses all research and development costs as incurred. The Company incurred research and development expenses of approximately $31,030,000, $29,991,000 and $20,164,000, for the
years ended December 31, 1998, 1997 and 1996, respectively, which are classified in engineering expenses.

i.   Revenue Recognition

Revenue from sales of the Company's products is recognized upon shipment. In conjunction with these sales, field service maintenance agreements are sold for certain products. When such revenue is recorded prior to providing repair and maintenance service, it is deferred and recognized over the term of the related agreements.

j.   Income Taxes

Deferred income tax assets and liabilities were recognized for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Investment, research and development and other tax credits are accounted for by the flow-through method.

The cumulative amount of undistributed earnings of foreign subsidiaries at December 31, 1998, approximates $36,000,000. The Company does not provide deferred taxes on undistributed earnings of foreign subsidiaries since the Company anticipates no significant incremental U.S. income taxes on the repatriation of these earnings as tax rates in foreign jurisdictions generally approximate or exceed the U.S. Federal rate.

k.   Earnings Per Share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

On February 9, 1998 the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend which was paid on April 3, 1998 to shareholders of record on March 17, 1998. In these financial statements, all earnings per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect the stock split. In addition, the number of common shares issued have been adjusted to reflect the stock split and an amount equal to the par value of the additional shares issued has been transferred from additional




                               F-8
paid in capital to common stock. On February 10, 1997 the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend which was paid on April 1, 1997 to shareholders of record on March 10, 1997.

l.   Foreign Currency Translation and Transactions

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

As of December 31, 1998, the Company had $39,246,000 forward exchange contracts outstanding. The Company had no foreign exchange contracts outstanding at December 31, 1997. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts. The fair value of these contracts was equal to their carrying value. These contracts are primarily denominated in European currencies, Canadian dollars, Japanese yen and Australian dollars and have been marked to spot as of December 31, 1998 with the resultant gains and losses included in net earnings.

m.   Pervasiveness of Estimates

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




                               F-9
n.   Comprehensive Income

In 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Shareholders' Equity. The adoption of SFAS 130 had no impact on shareholders' equity. Prior year financial statements have been reclassified to conform with these requirements.

o.   Reclassifications

Certain reclassifications have been made to prior consolidated financial statements to conform with current presentations.


2.   ACQUISITIONS AND DIVESTITURES

During 1998 the Company incurred various pre-tax costs associated with a publicly announced attempt to acquire another company. In the fourth quarter of 1998 the Company formally terminated its efforts to complete this acquisition. These pre-tax costs of $3,597,000 primarily include legal, accounting, investment banking and public relations fees which have been separately classified in the Company's statement of earnings for the year ended December 31, 1998.

During the past three years the Company has established wholly owned subsidiaries through the acquisition of various of its international distributors. These acquisitions have been accounted for as purchases and, accordingly, the related acquisition costs have been allocated to net assets acquired based upon fair values. The excess of cost over net assets acquired related to these acquisitions is being amortized over periods not exceeding twenty years. The following table summarizes the terms of these acquisitions:

                                  Initial          Excess of
Acquisition      Subsidiary       Purchase       Cost over net
   Date           Location         Price         assets acquired
October 1998      Finland        $  800,000       $  550,000
July 1998         Sweden         $5,300,000       $3,100,000
July 1997         Holland        $3,000,000       $2,100,000
July 1997         Japan          $4,700,000       $  220,000
March 1996        Denmark        $3,000,000       $2,700,000
January 1996      South Africa   $4,080,000       $3,700,000

Additional acquisition payments are contingent upon the attainment of certain annual net revenue levels as defined in the respective agreements during periods not exceeding five years from the date of acquisition. The Company made additional acquisition payments of $2,646,000 and $1,960,000, respectively during the years ended December 31, 1998 and 1997 related to these acquisitions.

Result of operations of these subsidiaries have been included in consolidated operations as of their respective effective acquisition dates. Pro forma results of operations, assuming these acquisitions had been completed at the beginning of 1998, 1997 and 1996, would not differ materially from the reported results.

In August, 1996, the Company acquired LIS Holdings Ltd., ("LIS") headquartered in the United Kingdom. LIS was one of Europe's largest providers of technology-based logistics management systems providing technology solutions based on its own software products in concert with bar code, wireless networking and ruggedized terminals. The original terms of the acquisition included an initial payment of $20,844,000 and subsequent additional payments over a three year period which were renegotiated and settled during 1998 in connection with the sale of Symbol LIS Limited, described below. This acquisition had been accounted for as a purchase. The purchase price(including acquisition costs)has been allocated to net assets acquired based upon fair values. After allocating the purchase price to net tangible assets, purchased software, which had reached technological feasibility, was valued using a cash flow model, under which future cash flows were discounted utilizing an assessment of the life expectancy of the purchased software. This purchased software of $1,000,000 had been capitalized and is being amortized over three years. Purchased research and development, which had not reached technological feasibility and has no alternative future use was valued using the same methodology. This purchased research and development amounted to $10,741,000 and has been charged to operations at the acquisition date. In addition, the Company has charged 1996 operations with accrued merger integration costs of $1,600,000, representing costs to be incurred associated primarily with combining the Company's existing operations in the United Kingdom with newly acquired facilities of LIS. The initial excess of cost over net assets acquired, relating to the acquisition, is being amortized over seven years.





Effective May 31, 1998, the Company sold all of the stock and certain assets of Symbol LIS Limited, a wholly owned subsidiary, engaged in the business of providing systems and technology with respect to logistics and warehouse management systems operations to a third party. Proceeds from the sale of $15,000,000 were offset by the value of net assets sold, various disposition expenses and the write-off of the proportional share of excess of cost over net assets acquired, relating to the original acquisition of LIS Holdings Ltd., in 1996. This resulted in a gain from the sale of business of $494,000 which is classified as non-operating income in the consolidated statement of earnings.

Additional payments to be made to the Company are contingent upon the attainment of certain annual net revenue levels during the next six years, subject to a minimum earnout amount as defined in the stock purchase agreement.

3.   INVENTORIES
                                    December 31,    December 31,
                                        1998            1997
                                           (in thousands)
Raw materials                        $ 77,435          $ 57,872
Work-in-process                        30,306            14,039
Finished goods                         89,245            56,244
                                     $196,986          $128,155

4.   PROPERTY, PLANT AND EQUIPMENT
                                    December 31,    December 31,
                                        1998            1997
                                           (in thousands)
Land                                 $  8,788         $  8,516
Buildings and improvements             33,392           33,857
Machinery and equipment                83,078           65,256
Furniture, fixtures and office
 equipment                             34,749           29,910
Computer hardware and software         74,604           45,899
Leasehold improvements                 11,071            8,030
Construction in progress               13,617                -
                                      259,299          191,468
Less: Accumulated depreciation and
 amortization                          84,432           72,723

                                     $174,867         $118,745

In the fourth quarter of 1997 the Company began the expansion of its existing Worldwide Headquarters facility, located in

Holtsville, New York, by approximately 125,000 square feet. The project cost, including furniture, fixtures and equipment, is estimated at approximately $20,000,000 and is anticipated to be completed in March 1999 In addition, the Company continues to make capital investments in major systems and networks conversions. The Company does not have any other material commitments for capital expenditures.

5.   INTANGIBLE ASSETS
                                    December 31,     December 31,
                                        1998             1997
                                         (in thousands)
Excess of cost over fair value
 of net assets acquired               $126,375         $123,668
Patents, trademarks and purchased
 technologies                           32,811           27,681
Executive retirement plan
 unrecognized prior service
 costs                                     722              835
                                       159,908          152,184

Less: Accumulated amortization          43,954           36,909

                                      $115,954         $115,275

6.   SOFTWARE DEVELOPMENT COSTS
                                   Year Ended December 31,
                                1998         1997         1996
                                        (in thousands)
Beginning of year             $26,649      $23,974      $21,054
Amounts capitalized            31,514       14,743       13,606
                               58,163       38,717       34,660
Less: Amortization             14,592       12,068       10,686
End of year                   $43,571      $26,649      $23,974

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                    December 31,    December 31,
                                        1998            1997
                                         (in thousands)
Accounts payable                      $ 65,025       $ 60,185
Accrued payroll, bonuses, fringe
 benefits and payroll taxes             34,598         27,810
Other accrued expenses                  50,315         33,719
                                      $149,938       $121,714


8.   LONG-TERM DEBT
                                     December 31,    December 31,
                                        1998            1997
                                         (in thousands)
Revolving Credit Facility (a)          $35,000              -
Senior Notes (b)                        31,746         38,095
Industrial Development Bonds (c)         2,369          4,738
Assumed Revenue Bond Financing (d)       2,824          4,578
State Loan (e)                           3,000          3,000
Other                                      251            274
                                        75,190         50,685

Less: Current maturities                10,594         10,384
                                       $64,596        $40,301

(a) As of December 31, 1998, the Company had a $200,000,000 unsecured revolving credit facility with a syndicate of U.S. and International banks. As of December 31, 1998 the Company had outstanding borrowings of $35,000,000 under this facility. These borrowings bear interest at either LIBOR plus 75 basis points or the base rate of the syndication agent bank, which approximated 7.5 percent at December 31, 1998. Since the proceeds under the credit agreement are committed until 2003, the Company has classified these borrowings as long-term obligations. The credit agreement contains certain covenants regarding the maintenance of a minimum level of tangible net worth, as well as certain financial ratios, as defined, and certain restrictions including limitations on indebtedness. As of December 31, 1997, the Company had loan agreements with three banks pursuant to which the banks had agreed to provide lines of credit totalling $75,000,000. There were no borrowings outstanding under these lines at December 31, 1997.

(b) In March 1993 the Company issued $25,000,000 of its 7.76 percent Series A Senior Notes due February 15, 2003, and $25,000,000 of its 7.76 percent Series B Senior Notes due February 15, 2003, to three insurance companies. The Series A Senior Notes are being repaid in equal annual installments of $2,778,000 which began in February 1995. The Series B Senior Notes are being repaid in equal annual installments of $3,571,000 which began February 1997. Interest is payable quarterly for these Notes. The financing agreements contain certain covenants regarding the maintenance of a minimum level of tangible net worth, as well as certain financial ratios, as defined, and certain restrictions including limitations on indebtedness.


(c) Borrowings under the Industrial Development Bond financing accrue interest at the rate of 8.95 percent, payable quarterly, and the loan is being repaid in equal annual installments of $2,368,000 which began in October 1992. The
Company's owned facilities located in Bohemia, New York, are pledged as collateral for this debt. The financing agreements contain certain covenants regarding the maintenance of a minimum level of tangible net worth and working capital, as well as certain financial ratios, as defined, and limitations on investments, dividends and indebtedness.

(d) In June 1995 the Company assumed a $7,282,000 New York Industrial Development bond which is collateralized by its facilities located in Holtsville, New York. The bond bears interest at 12.3 percent and principal and interest are being repaid in ten equal semi-annual installments of $997,000 which began in October 1995. Based upon borrowing rates of
6.7 percent available to the Company at the time the transaction occurred, a bond premium of $1,274,000 has been recorded in long-term debt and is being amortized over the life of the bond.

(e) In 1994, the Company received a $3,000,000 loan from an agency of New York State. The loan bears interest at 1.0 percent, payable monthly, and the principal is to be repaid in one installment in 2001. The interest rate is subject to a covenant requiring a minimum level of full-time permanent employees.

Based on the borrowing rates currently available to the Company for bank loans with similar terms, the fair values of Senior
Notes and Industrial Development Bonds approximates their carrying values. The fair value of the State Loan as of December
31, 1998, is approximately $2,577,000.

Long-term debt maturities are:
          Year ending December 31,                (in thousands)
                 1999                               $10,594
                 2000                                 7,343
                 2001                                 9,377
                 2002                                 6,377
                 2003                                41,377
              Thereafter                                122

                                                    $75,190



9.   INCOME TAXES
The provision for income taxes consists of:

                                Year Ended December 31,
                           1998          1997           1996
                                    (in thousands)
Current:
  Federal               $28,757       $23,371        $19,460
  State and local         5,434         4,300          4,036
  Foreign                 6,179         5,592         10,141
                         40,370        33,263         33,637

Deferred:
  Federal                 5,483         5,531             16
  State and local          (396)          880           (697)
  Foreign                   330          (168)        (2,154)
                          5,417         6,243         (2,835)
  Total Provision
   for Income Taxes     $45,787       $39,506        $30,802

A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate is:
                                  Year Ended December 31,
                             1998          1997          1996
Statutory U.S. Federal
 rate                        35.0%         35.0%         35.0%
State taxes, net of
 Federal tax effect           2.4           3.1           2.7
Tax credits                  (3.0)         (0.6)         (2.6)
Amortization of excess of
 cost over fair value of
 net assets acquired          0.7           1.0           1.2
Exempt income of foreign
 sales corporation           (3.5)         (3.0)         (3.2)
Income of foreign
 subsidiaries taxed at
 (lower)higher tax rates      0.5          (0.1)          2.0
Other, net                    0.9           0.6           2.9

                             33.0%         36.0%         38.0%

At December 31, 1998, 1997 and 1996, other liabilities include deferred income taxes of $28,088,000, $11,749,000 and $8,144,000 respectively. The deferred tax assets and liabilities at December 31, 1998, 1997 and 1996, respectively, are comprised of:

                                    Year Ended December 31,
                              1998        1997          1996
                          Deferred Tax Deferred Tax  Deferred Tax
                            Assets/       Assets/       Assets/
                         (Liabilities) (Liabilities) (Liabilities)
                                      (in thousands)
Receivables                   ($6,192)     ($5,470)       $3,176
Inventory                      13,777       10,988         6,751
Net investment in
 sales-type leases             (4,240)      (3,148)       (3,360)
Accrued compensation
 and associate benefits         5,692        4,944         4,051
Other accrued liabilities      14,196        6,403         4,509
Accrued restructuring
 and severance costs              397        1,006            10
Deferred revenue - current      2,139        2,855         2,778
Deferred revenue - long term    4,209          950         1,689
Deferred patent and product
 development costs            (23,669)     (15,708)      (15,465)
Purchased technology &
 other intangibles              3,938        5,175         4,814
Property, plant and
 equipment                    (13,184)      (5,255)         (440)
Investments                       158          158           557
Cumulative translation
 adjustments                    3,750        5,104         3,732
Tax credit carryforwards        2,883        2,185         2,438
Other, net                      3,182        3,561         3,342
                                7,036       13,748        18,582
Less: Valuation allowance         696          589           601

Net Deferred Tax Asset        $ 6,340      $13,159       $17,981

The valuation allowance increased by $107,000 during 1998 and decreased $12,000 and $211,000, 1997 and 1996 respectively. The valuation allowance relates to state investment tax credit carryforwards which are likely to be recaptured.








10.  COMMITMENTS AND CONTINGENCIES

a.   Lease Agreements

Future minimum annual rental payments required under non-
cancelable operating leases are:
      Year ending December 31,          (in thousands)
                  1999                     $11,652
                  2000                       9,793
                  2001                       8,229
                  2002                       5,859
                  2003                       4,685
               Thereafter                   31,365
                                           $71,583

Rent expense under substantially all operating leases was $9,938,000, $7,446,000 and $6,728,000, for the years ended
December 31, 1998, 1997 and 1996, respectively.

b.   Employment Contracts

The Company has executed employment contracts with certain executives that range from one to ten years, for which the Company has a minimum commitment aggregating approximately $5,163,000 at December 31, 1998.

c.   Sale of Lease Receivables

The Company offers lease financing of its products to its customers. During 1996, the Company sold certain lease receivables relating to sales-type leases for approximately $17,308,000, which represents the present value of uncollected receivable balances sold as of the date of sale. Due to the fact that the sale of these lease receivables was with recourse, the Company retains the same credit risk as if the receivables had not been sold. An allowance for doubtful accounts is maintained at a level which the Company believes is sufficient to cover potential losses on receivables sold. The balance of uncollected receivables as of December 31, 1998 sold approximated $2,620,000. The sale was recorded as a reduction of other current assets and other assets.







d.   Legal Matters

The Company is currently involved in matters of litigation arising from the normal course of business including matters described below. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

On October 9, 1996, the Court granted the Company's motion to sever and stay PSC's antitrust, unfair competition and related claims. On the same day, the Court denied Data General's motion to stay the Company's claims against it. The Court also set a one week trial (a "Markman" hearing) for July 14,1997, to construe the claims in all nine patents asserted by Symbol against Data General and PSC. On May 8, 1997, the Court postponed the "Markman" hearing and in the interest of judicial economy, the Court also stayed discovery on the patent claims until a non-judicial arbitration which PSC had initiated on March 10, 1997 was completed. The arbitration involved an interpretation of certain provisions of 1985 and 1995 license agreements between the Company and Spectra-Physics Scanning Systems, Inc.("Spectra-Physics") (which had been acquired by PSC) concerning whether purchasers of PSC's scan engines were free to incorporate such scan engines into their integrated scanning terminals without any royalty payment to the Company beyond that paid by PSC on the scan engine itself. The arbitration was heard on July 22-24,

                               F-19
1997. On December 29, 1997, the Arbitrator rendered his decision in favor of the Company and against PSC. The Arbitrator ruled that the sale of PSC's scan engines passed no immunity to PSC's customers under Symbol patents covering the integration of the scan engine into integrated scanning terminals. The Arbitrator's decision has been confirmed by the Court.

By letter dated January 22, 1998, the Company requested that the Court lift the stay it entered in the litigation, to permit the Company to seek a ruling that the Company's agreements with PSC, which PSC argues have been terminated and under which it has ceased paying royalties for more than two years, remain in full force and effect and require royalty payments to be made to the Company pursuant to those agreements. PSC initially objected to the Company's request and asked the Court that it continue to hold the contract issues in abeyance and instead lift the stay with respect to the pending patent issues and that discovery in these claims be reopened. On April 3, 1998 the Court, with the consent of the parties, lifted the stay previously in effect with respect to the contractual issues in the litigation and ordered that a trial on these issues be held commencing on October 13, 1998. If the Company succeeds in the contract action, it believes it will be owed, on an ongoing basis, additional royalties of approximately $5,000,000 per annum. If the Company does not prevail in the action, it will continue to receive royalty payments from PSC at the same rate and on the same products as it currently is receiving them.

On September 12, 1998, PSC filed a motion for partial summary judgement alleging that the Company was guilty of patent "misuse" since PSC is obligated under its 1991 Agreement with the Company to pay royalties to the Company on sales of scan engines to certain PSC customers who also pay royalties to the Company when they incorporate these scan engines into their integrated scanning terminals. On September 17, 1998, Judge Telesca, in response to the filing by PSC of the motion, cancelled the hearing which was scheduled to begin on October 13, 1998, and will be rescheduled by the Court at a later time. In this motion, PSC claimed that this practice should bar the Company from collecting past royalties which the Company alleges are owed by PSC under the 1991 Agreement. However, since July 1996, PSC has not paid the Company any royalties under the 1991 Agreement and has instead been paying royalties under agreements it obtained in connection with the acquisition of Spectra-Physics

The motion was argued on October 7, 1998 and on October 22, 1998 the Court issued a decision and order granting PSC's motion. The ruling only prevents the Company from collecting past royalties due and owing under the 1991 Agreement, none of which have been paid to the Company or taken into income by the Company. Moreover, the ruling does not affect PSC's future royalty obligations to the

                               F-20
Company except with respect to royalties owed to the Company under the 1991 Agreement on scan engines sold to other licenses of the Company since the Company intends to prospectively cure the "misuse" without prejudice, subject to the outcome of its appeal. The Company estimates that royalties owed on PSC scan engines represent less than 10 percent of the additional royalties PSC would owe the Company if it were paying royalties under the 1991 Agreement. Furthermore, the decision has no other impact on any royalties paid or to be paid to the Company by any other licensee. Discovery by the Company and PSC has essentially been completed.

On November 5, 1998, the Company made a Motion for Reconsideration of the Court's misuse decision, based on what the Company believes to be legal and factual matters that the Court overlooked in making its decision. On the same day, the Company made a separate motion to have the misuse decision entered as a final judgment, or in the alternative, to have the decision certified to the United States Court of Appeals for the Federal Circuit, which could enable the Company to obtain immediate appellate review of the misuse decision. Both motions are now pending before the Court.


11.  STOCKHOLDERS' EQUITY

a.   Common Equity Put Options

During April 1997 the Company issued common equity put options on 225,000 shares of its common stock which are exercisable for a period of one year from the date of issuance and give independent parties the right to sell such shares to the Company at a strike price of $20.775 per share.

The balance of the common equity put option account as of December 31, 1997, represents the amount the Company would be obligated to pay if all unexpired put options were exercised relating to unexpired transactions outstanding as of the respective balance sheet dates. On April 9, 1998, the obligation associated with the common equity put options expired. As a result the balance in the common equity put option account of $4,674,000 was reclassified to additional paid in capital in April 1998.

b.   Stock Option Plans

There are a total of 12,069,131 shares of Common Stock reserved for issuance under the Company's stock option plans at December 31, 1998. Stock options granted to date generally vest over a four to five year period, expire after ten years and have exercise prices equal to the market value of the Company's common stock at the date of grant.

A summary of changes in the stock option plans is:
                                  Shares Under Option
                                        Number of  Weighted Avg.
                         Option Price   Shares (in    Exercise
                          per Share     thousands)     Price
Shares under option
 at January 1, 1996                       9,024      $ 8.58

    Granted            $16.67 to $21.11   1,897      $18.52
    Exercised          $ 2.88 to $13.28  (2,068)     $ 5.85
    Cancelled          $ 4.00 to $20.88    (293)     $11.54

Shares under option
 at December 31, 1996   $2.44 to $21.11    8,560      $11.33

    Granted            $21.46 to $27.58    3,368      $22.86
    Exercised          $ 2.44 to $17.50   (1,827)     $ 6.26
    Cancelled          $ 4.00 to $23.33     (378)     $15.77

Shares under option
 at December 31, 1997  $ 4.00 to $27.58   9,723      $16.11

    Granted            $24.87 to $53.75    2,287      $30.95
    Exercised          $ 4.88 to $21.11   (1,118)     $ 9.75
    Cancelled          $ 5.33 to $49.50     (248)     $22.18

Shares under option
 at December 31, 1998  $ 4.00 to $53.75   10,644      $19.82

Shares exercisable
 at December 31, 1998  $ 4.00 to $24.87    4,348      $14.94

The following table summarizes information concerning currently outstanding and exercisable options:

                                       Weighted                Weighted
 Range of        Number      Remaining Average     Number      Average
 Exercise      Outstanding     Life    Exercise  Exercisable   Exercise
    Prices    (In thousands)  (years)   Price   (In thousands)  Price
$ 4.00 - $ 6.00      869        3.5     $ 5.37       869        $ 5.37
$ 6.01 - $ 9.00      482        4.0     $ 8.02       428        $ 8 00
$ 9.01 - $13.50    1,242        5.8     $11.85       800        $11.75
$13.51 - $20.25    2,515        7.2     $17.23     1,051        $16.91
$20.26 - $30.37    4,989        8.4     $23.99     1,200        $24.74
$30.38 - $45.56       83        9.3     $37.19         -             -
$45.57 - $53.75      464        9.7     $46.76         -             -
                  10,644                           4,348

At December 31, 1998, an aggregate of 1,425,208 shares remain available for grant under the stock option plans. The tax benefits arising from stock option exercises during the years ended December 31, 1998, 1997 and 1996, in the amount of $13,144,000, $13,057,000, and $10,761,000, respectively, were recorded in stockholders' equity as additional paid-in capital.

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

                                 Year Ended December 31,
                              1998        1997        1996
                                     (in thousands)
Net Income:
     As Reported            $92,964     $70,232     $50,256
     Pro Forma              $85,529     $65,557     $48,401

Basic Earnings Per Share:
     As Reported              $1.58       $1.19       $0.86
     Pro Forma                $1.45       $1.11       $0.83

Diluted Earnings Per Share:
     As Reported              $1.49       $1.15       $0.82
     Pro Forma                $1.37       $1.07       $0.79

The weighted average fair value of options granted during 1998, 1997 and 1996 was $10.28, $7.69 and $6.23 per option, respectively. In determining the fair value of options and outside directors' options and stock purchase warrants granted in 1998, 1997 and 1996 for pro forma purposes the Company used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 5.0 percent, 5.5 percent and 5.5 percent; an expected option life of 4.0 years, 4.5 years and 4.5 years; an expected volatility of 33 percent, 29 percent and 29 percent; and dividend yield of 0.14 percent per year. As required by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro-forma calculation; accordingly, the pro-forma adjustments reflected above are not indicative of future period pro-forma adjustments when the calculation will apply to all applicable stock options.

                               F-23
c.   Outside Directors' Options and Stock Purchase Warrants

All options and stock purchase warrants issued to outside directors vest over a two to four year period, expire after ten years and have exercise prices equal to the market value of the Company's common stock at the date of grant. The following table indicates the number of common shares issuable upon exercise and the exercise price per share of all outstanding outside Directors' options and stock purchase warrants as of December 31, 1998:

               Number of
                Shares           Exercise            Shares
Exercisable    Issuable            Price            Vested at
    to        Upon Exercise      per Share       December 31,1998
   2000           6,000            $ 3.61             6,000
   2004          45,000       $11.22 to $12.33       45,000
   2005          22,000            $14.94            22,000
   2006          28,000            $20.89            28,000
   2007          19,000            $22.00             9,000
   2008          88,000       $24.88 to $33.19            -
                208,000                             110,000

The weighted average exercise price for the number of shares issuable upon exercise were $20.08, $12.95 and $11.15, respectively, for the years ended December 31, 1998, 1997 and 1996. The weighted average exercise price of shares vested were $15.19, $10.78 and $8.49, respectively, for the years ended December 31, 1998, 1997 and 1996. The weighted average fair value of outside directors options and stock purchase warrants granted during 1998, 1997 and 1996 was $8.76, $7.39 and $7.02 per share, respectively.

d.   Employee Stock Purchase Plan

During 1997, the Company adopted an employee stock purchase plan which was approved by the Company's stockholders at the annual meeting of shareholders. Participants may purchase shares of stock for an amount equal to 85% of the lesser of the closing price of a share of stock on the first trading day of the period or the last trading day of the period, as defined by the plan. The Company's only expense for this plan is for its administration. The stock sold to plan participants shall be authorized but unissued common stock, treasury shares or shares purchased in the open market. The aggregate number of shares which may be issued pursuant to the plan is 562,500. As of December 31, 1998, 122,810 shares were issued to participants and subsequent to December 31, 1998, 58,215 shares were issued to participants by the Company all of which were purchased in the open market by the Company. The weighted average fair value of shares sold in 1998 was $9.39.

e.   Treasury Stock

Treasury stock is comprised of 2,656,000 shares of Common Stock purchased for a total cost of $49,809,000 from certain officers in connection with the exercise of stock options and 5,027,000 shares purchased in open market transactions for a total cost of $95,965,000 pursuant to the various stock repurchase programs authorized by the Board of Directors.


12.  ASSOCIATE BENEFIT PLANS

a.   Profit Sharing Retirement Plan

The Company maintains a 401(k) profit sharing retirement plan for all U.S. associates meeting certain service requirements. The Company contributes monthly, 50.0 percent of associates' contributions up to a maximum of 6.0 percent of annual compensation. Plan expense for the years ended December 31, 1998, 1997 and 1996 was $5,339,000, $4,591,000 and $3,469,000, respectively.

b.   Health Benefits

The Company pays substantially all costs incurred in connection with providing associate health benefits through programs administered by various insurance companies. Such costs amounted to $12,935,000, $10,275,000, and $9,701,000, for the years ended
December 31, 1998, 1997 and 1996, respectively.

c.   Executive Retirement Plan

In February, 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits - an amendment of FASB Statement No. 87, 88 and 106" ("SFAS 132").
SFAS 132 revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement of recognition of those plans. The Company has adopted the provisions of SFAS 132 in their disclosures below.

The Company maintains an Executive Retirement Plan (the "Plan") in which certain highly compensated associates are eligible to participate. Participants are selected by a committee of the Board of Directors. Benefits vest after five years of service and are based on a percentage of average compensation for the three years immediately preceding termination of the participant's full-time employment. As of December 31, 1998, 12 officers were participants in the Plan. The Company's obligations under the Plan are not funded apart from the Company's general assets.


Change in benefit obligation:
                                        Year Ended December 31,
                                         1998     1997     1996
                                             (in thousands)
  Benefit obligation at beginning
   of year                              $8,234   $6,852   $5,548
  Service cost                             806      659      650
  Interest cost                            711      665      588
  Amortization of unrecognized prior
   service costs                           112      112      112
  Amendments                                 -        -        -
  Actuarial loss                             8        -        8
  Benefits paid                            (54)     (54)     (54)
  Benefit obligation at end of year     $9,817   $8,234   $6,852

Funded status                          (13,199)  (9,596)  (8,342)
Unrecognized actuarial loss              2,660      527      542
Unrecognized prior service cost            722      835      948
Net amount recognized                  ($9,817) ($8,234) ($6,852)

Amounts recognized in the balance
 sheet consist of:
  Accrued benefit liability             (9,817)  (8,234)  (6,852)
Net amount recognized                  ($9,817) ($8,234) ($6,852)

The Plan had $9,810,000, and $7,458,000 of vested benefit obligations at December 31, 1998, and 1997, respectively, which are included in other liabilities. The projected benefit obligation at December 31, 1998, 1997 and 1996 was determined using an assumed weighted average discount rate of 6.5 percent,
7.0 percent and 7.5 percent, respectively, and an assumed increase in the long-term rate of compensation of 5.0 percent.

The Company has also purchased an annuity contract for former executives who have been terminated. The annuity contract was valued at approximately $2,500,000 at December 31, 1998 and is included in other assets.









13.   RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

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

                                              For The Year Ended
                       December 31, 1998       December 31, 1997       December 31, 1996
                              (in thousands, except per share amounts)
                                      Per                     Per                      Per
                     Income  Shares  Share   Income  Shares  Share   Income  Shares   Share
Basic EPS
Income available
 to common
 stockholders        $92,964 58,796  $1.58   $70,232 59,038  $1.19   $50,256 58,197  $0.86


Effect of Dilutive
 Securities
Options/Warrants           -  3,640 ($0.09)        -  2,198 ($0.04)        -  2,731 ($0.04)

Diluted EPS
Income available to
 common stockholders
 plus assumed
 exercises           $92,964 62,436  $1.49   $70,232 61,236  $1.15   $50,256 60,928  $0.82

14.   INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS

The Company operates in one reportable segment, the design, manufacture, marketing and servicing of bar code reading equipment and scanner integrated application specific mobile computer systems, a substantial portion of which include radio frequency data communications systems. During 1998, sales to Lockheed Martin Corporation in connection with the United States Postal Service contract amounted to approximately 11% of total net revenue. The geographic distributions of the Company's identifiable assets, operating income and revenues are summarized in the following table.





                               North     Western
                              America    Europe     Other  Eliminations Consolidated
                                              (in thousands)
Year ended December 31, 1998:
Sales to unaffiliated
  customers                  $609,498   $278,836   $89,567   $      -    $977,901
Transfers between
  geographic areas            197,105          -        -    (197,105)          -

     Total net revenue       $806,603   $278,836   $89,567  ($197,105)   $977,901

Earnings before
 provision for income
 taxes                       $131,754   $  8,919   $ 2,688    ($4,610)   $138,751

Identifiable assets          $593,155   $120,657   $27,289   $      -    $741,101

Corporate assets                                                           97,298

     Total assets                                                        $838,399

Year ended December 31, 1997:

Sales to unaffiliated
  customers                  $448,220   $257,325   $68,800   $      -    $774,345
Transfers between
  geographic areas            167,996          -         -   (167,996)          -

     Total net revenue       $616,216   $257,325   $68,800  ($167,996)   $774,345

Earnings before
 provision for income
 taxes                       $ 96,360   $  8,885   $ 1,518   $  2,975    $109,738

Identifiable assets          $413,477   $115,365   $23,513   $      -    $552,355

Corporate assets                                                          126,835

     Total assets                                                        $679,190

Year ended December 31, 1996:

Sales to unaffiliated
  customers                  $389,519   $222,611   $44,545   $      -    $656,675
Transfers between
  geographic areas            140,126          -         -   (140,126)          -

     Total net revenue       $529,645   $222,611   $44,545  ($140,126)   $656,675

Earnings before
  provision for income
  taxes                      $ 84,447   $  1,939(1)  ($366)   ($4,962)   $ 81,058

Identifiable assets          $379,114   $108,871   $15,916   $      -    $503,901

Corporate assets                                                          110,337

     Total assets                                                        $614,238

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

The Company's export sales, primarily to Europe, approximated
$368,403,000, $326,125,000 and $267,156,000 for the years ended
December 31, 1998, 1997 and 1996, respectively.

The Company has customers in the retail industry which accounted for approximately $55,586,000 and $40,317,000 in accounts receivable at December 31, 1998 and 1997, respectively. The carrying amounts of accounts receivable approximate fair value because of the short maturity of these instruments.

15.   SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth unaudited quarterly financial information for the years ended December 31, 1998, and 1997:
                                            Quarter Ended
                             March 31     June 30  September 30  December 31
                                 (in thousands, except per share amounts)

Year Ended
December 31, 1998:
Net revenue                  $213,310    $238,981    $256,806    $268,804
Gross profit                   92,956     100,118     108,629     114,278
Net earnings                   19,630      23,506      25,096      24,732
Basic earnings per share:       $0.33       $0.40       $0.43       $0.42 (1)
Diluted earnings per share:     $0.32       $0.38       $0.40       $0.39 (1)

Year Ended
December 31, 1997:

Net revenue                  $178,271    $187,663    $201,876    $206,535
Gross profit                   79,055      82,482      88,472      90,472
Net earnings                   15,445      16,174      18,496      20,117
Basic earnings per share:       $0.26       $0.27       $0.31       $0.34
Diluted earnings per share:     $0.25       $0.26       $0.30       $0.33

(1) Includes a pre-tax charge of $3,597,000 ($0.04 per share after tax) related to terminated acquisition costs.

The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.
















































                                                          SCHEDULE II


                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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
                      Balance at   Charged to   Charged                      Balance
                       beginning    cost and    to other                     at end
Description            of year      expenses    accounts     Deductions      of year

Allowance for doubtful
  accounts:

December 31, 1998       $10,995      $2,921       $  - (a)    $3,885 (b)     $10,031

December 31, 1997       $10,123      $2,253       $ 90 (a)    $1,471 (b)     $10,995

December 31, 1996        $7,816      $2,270       $890 (a)    $  853 (b)     $10,123


(a)  Primarily collection of accounts previously written off.

(b)  Uncollectible accounts written off.
















                                  S-1










                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                __________________________________

                          ANNUAL REPORT

                               ON

                            FORM 10-K

                      FOR FISCAL YEAR ENDED

                        DECEMBER 31, 1997

                __________________________________

                     SYMBOL TECHNOLOGIES, INC.

                             EXHIBITS


















3.     Exhibits

Exhibit                                                          Page No.

3.1    Certificate of Incorporation of Symbol Technologies, Inc.
and amendments thereto.(Incorporated by reference to Exhibit 3.1of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the"1996 Form 10-K).)

3.3    By-laws of the Company as currently in                      5
       effect.

4.1    Form of Certificate for Shares of the                       23
       Common Stock of the Company.

10.1 Form of 2008 Stock Purchase Warrant issued to certain directors. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form
10K for the year ended December 31,1997 (the "1997
Form 10-K")).

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

10.3 1994 Directors Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement
No. 33-78678 on Form S-8.)

10.4 1997 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.2 to Registration Statement
No. 333-26593 on Form S-8.)

10.5   1997 Employee Stock Option Plan.
       (Incorporated by reference to Exhibit 16.5 to the 1998 Form 10-K.)

10.6 1991 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the 1991 Form 10-K.)

10.7   1990 Non-Executive Stock Option Plan, as amended.
(Incorporated by reference to Exhibit 10.1 of the Company's
Annual Report on Form 10-K for the year ended December 31,
1995 (the "1995 Form 10-K").)

10.8   Employment Agreement by and between the                     24
       Company and Frederic P. Heiman, dated as of October 1, 1998.

10.9 Employment Agreement by and between the Company and Raymond Martino, dated as of June 12, 1994.
(Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

10.10 Employment Agreement by and between the Company and Jerome Swartz, dated as of June 30, 1995.
(Incorporated by reference to Exhibit 10.4 to the 1995 Form 10-K.)

10.11 Employment Agreement by and between the Company and Tomo Razmilovic, dated as of October 16, 1995.
(Incorporated by reference to Exhibit 10.5 of the 1995 Form 10-K.)

10.12 Employment Agreement by and between the Company and Leonard H. Goldner, dated as of November 1, 1995.
(Incorporated by reference to Exhibit 10.7 of the 1995 Form 10-K.)

10.13 Executive Retirement Plan, as amended.(Incorporated by reference to Exhibit 10.14 to the Company's
Annual Report on Form 10-K for the year ended
December 31, 1989 (the "1989 Form 10-K").)

10.14  Symbol Technologies, Inc. Stock Ownership and Option
Retention Program.(Incorporated by reference to
Exhibit 10.13 of the 1995 Form 10-K.)

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

10.18  Form of Note Agreements dated as of February 15,
1993 relating to the Company's 7.76 percent Series A and Series B Senior Notes due February 15, 2003
(Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

10.19  Credit Agreement dated as of December 21, 1998 among        38
       Symbol Technologies, Inc., the lending institutions identified in the credit agreement and Bank of America National Trust and Savings Association as agent and as letter of credit issuing bank.

22.    Subsidiaries.                                              155

23.    Consent of Deloitte & Touche LLP                           159

(b)    Reports on Form 8-K

       Not Applicable

                          EXHIBIT 3.3

Amended as of August 17, 1998


                         By-Laws
                           OF
                  SYMBOL TECHNOLOGIES, INC.

                 __________________________

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

        Section 2.2.     Annual Meeting.   The annual Meeting
of Stockholders shall be held at such time on such day as shall be fixed by and in the discretion of the Board of Directors. At the annual meeting, the stockholders entitled to vote for the election of directors hall elect, by a plurality vote, a Board of Directors and transact such other business as may properly come before the meeting.

        Section 2.3.     Special Meetings.   Special meetings
of stockholders, for any purpose or purposes, may be called by the Chief Executive Officer and shall be called promptly by the Chairman of Board, if there be a Chairman of the Board, the President or the Secretary at the written request of a majority of the entire Board of Directors or the holders of record of at least fifty percent (50%) of the issued and outstanding shares of the Corporation entitled to vote for the election of directors. Any such request shall state the purpose or purposes of the proposed meeting. At any special meeting of stockholders, only such business may be transacted as is related to the purpose or purposes set forth in the notice or waiver of notice thereof.

        Section 2.4. Notice of Meeting. Written notice of every meeting of stockholders stating the place, date and hour thereof and, in the case of a special meeting of stockholders, the purpose or purposes thereof and the person or persons by whom or at whose direction such meeting has been called and such notice is being issued shall be given not less than ten
(10) nor more than (60) days before the date of the meeting, either personally or by mail, such notice shall be deemed given when deposited in the United States mail, with postage prepaid, directed to the stockholder at his address as it appears on the record of the shareholders or if he shall have filed with the Secretary of the Corporation a written request that notices to him be mailed to some other address, then directed to him at such other address. Nothing herein contained shall preclude any stockholder from waiving notice as provided in Section 4 hereof.

        Section 2.5.     Quorum.   The holders of a majority
of the issued and outstanding shares of stock of the Corporation entitled to vote thereat, represented in person or by proxy, shall be necessary to and shall constitute a quorum for the transaction of business at any meeting of stockholders. If, however, such quorum shall not be present or represented at any meeting of stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At any such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. Notwithstanding the foregoing, if after any such adjournment the Board of Directors shall fix a new record date for the adjourned meeting, or if the adjournment is for more than (30) days, a notice of such adjourned meeting shall be given as provided in Section 2.4 of these By-laws, but such notice may be waived as provided in Section 4 hereof.

        Section 2.6.     Voting.   At each meeting of
stockholders, each holder of record of shares of stock entitled to vote shall be entitled to vote in person or by proxy, and each such holder shall be entitled to one vote for every share standing in his name on the books of the Corporation as of the record date fixed by the Board of Directors or prescribed by law and, if a quorum is present, a majority of the shares of such stock present or represented at any meeting of stockholders shall be the vote of the stockholders with respect to any item of business, unless otherwise provided by any applicable provision of law, by these By-laws or by the Certificate of Incorporation. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of stockholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.

        Section 2.7.     Proxies.   Every stockholder entitled
to vote at a meeting may authorize another person or persons to act for him by proxy. Each proxy shall be in writing executed by the stockholder giving the proxy or by his duly authorized attorney. No Proxy shall be valid after the expiration of three (3) years from its date, unless a longer
period is provided for in such proxy.   Unless and until
voted, every proxy shall be revocable at the pleasure of the person who executed it, or his legal representative or assigns except in those cases where an irrevocable proxy permitted by law has been given.

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

        Section 2.9. List of Stockholders. The officer of the Corporation having charge of the stock ledger shall make, at least ten (10) days before each meeting of stockholders, a complete list of the stockholder entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order and showing the address of and the number and class and series, if any, of shares held by each. Such list, for a period of ten (10) days prior to such meeting, shall be kept at the principal place of business of the Corporation or at the office of the transfer agent or registrar of the Corporation and such other places as required by statute and shall be subject to inspection by any stockholder for any purpose germane to the meeting at any time during usual business hours. Such list shall also be produced and kept open at the time and pace of the meeting and may be inspected by any stockholder who is present.
        Section 2.10.    Stock Ledger.   The stock ledger of
the Corporation shall be the only evidence as to who are the stockholder entitled to examine the stock ledger, the list required by Section 2.9 or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

        Section 2.11.    Advance Notice Provision.   Any
stockholder who desires to present, in person, a proposal to be voted on at any meeting of stockholders, may do so only if written notice of the stockholder's proposal is delivered to, or mailed, postage prepaid, and received by, the Secretary of the Corporation at the then principal executive offices of the Corporation, not later than December 31 of the year preceding the date of the meeting. Each such notice must set forth any information relating to the proposal that would be required to be disclosed in any filing required to be made by the Corporation and/or the stockholder under applicable federal or state law.

                        ARTICLE  III
                         DIRECTORS

        Section 3.1. Number of Directors. The number of directors of the Corporation which shall constitute the entire Board of Directors shall be fixed from time to time by a vote of a majority of the entire Board and shall be fixed from time to time by a vote of a majority of the entire Board and shall be not less than one (1) nor more than fifteen (15).

        Section 3.2.     Election of Directors; Terms.
Except as otherwise provided in the By-laws, only persons who are nominated in accordance with the procedures in this Section shall be eligible for election as directors of the Corporation.

Nominations of persons for election to the Board of Directors may be made at any annual meeting of stockholders by or at the direction of the Board of Directors, or by any stockholder of record entitled to vote at the meeting if written notice of the stockholder's intent to nominate such person or persons is delivered to, or mailed, postage prepaid, and received by, the Secretary of the Corporation at the principal executive offices of the Corporation no later than December 31 of the year preceding the date of the meeting.

Each such notice given by a stockholder must set forth any information relating to the nominee that would be required to be disclosed n a proxy statement or other filing required to be made under state or federal securities laws. The directors shall be elected at the annual meeting of stockholders and until his successor shall have been elected and qualified. Directors need not be stockholders of the Corporation.

        Section 3.3.     Resignations.   Any director of the
Corporation may resign at any time by giving written notice to the Board or to the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein, or if the time be not specified, it shall take effect immediately upon its receipt, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

        Section 3.4.     Removal.   At a special meeting of
stockholders called for this purpose in the manner herein provided, the Board of Directors, or any individual director, may be removed from office, with or without cause, and a new director or directors elected by a vote of stockholders holding a majority of the outstanding shares entitled to vote at an election of directors.

        Section 3.5. Newly Created Directorships and Vacancies. Subject to the rights of the holders of any series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled by a majority vote of the directors then in office.
Any director elected in accordance with the preceding sentence of this Section 3.5 shall hold office until the next meeting of stockholders at which the election of directors is in the regular course of business and until such director's successor has been elected and qualified. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

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

        Section 3.11.    Notice of Meeting.   Notice of each
special meeting of the Board (and of each regular meeting for which notice shall be required) shall be given by the Chairman of the Board, if there be a Chairman of the Board, the President or the Secretary and shall state the place, date and time of the meeting. Notice of each such meeting shall be given orally or shall be mailed to each director at his residence or usual place of business. If notice of less than one week is given, it shall be oral, whether by telephone or in person, or sent by special delivery or express mail, telecopy, telex, cable, telegraph or any other electronic means of communication. If mailed, the notice shall be deemed given when deposited in the United States mail, postage prepaid. Notice of any adjourned meeting, including the place, date and tie of the new meeting, shall be given to all directors not present at the time of the adjournment, as well as to the other directors unless the place, date and time of the new meeting is announced at the adjourned meeting.
Nothing herein contained shall preclude the directors from waiving notice as provided in Section 4 hereof.

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

        Section 3.13.    Compensation.   The Board of
Directors, by the affirmative vote of a majority of the directors then in office and irrespective of any personal interest of any of its members, shall have authority to establish reasonable compensation of all director for services to the Corporation as directors, officers or otherwise. The Board of Directors may also provide that the directors may be reimbursed for their expenses, if any, or attendance at any meeting of the Board or any committee thereof.

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

        Section 3.17.    Committee of the Board.    The Board
may, by resolution adopted by a majority of the entire Board, designate from among its members an executive and other committees, each consisting of one (1) or more directors. The Board may designate one or more directors as alternate members of any such committee. Such alternate members may replace any absent member or members at any meeting of any such committee.
 In the absence or disqualification of a member if a committee, and n the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting
in the place of any absent or disqualified member.   The Board
may also designate one or more directors as an additional member or members of any such committee solely or purposes of a specific meeting or series of meetings of any such committee. Each committee (including the members thereof) shall serve at the pleasure of the Board and shall keep minutes of its meetings and report the same to the Board. Vacancies in the membership of the committee shall be filled by the Board at a regular meeting or at a special meeting for that purpose. A majority of the entire committee shall be necessary to and shall constitute a quorum for the transaction of business at any meeting of the committee, unless otherwise provided by any applicable provision of law, these By-laws or the Certificate of Incorporation. The act of a majority of the members of the committee present at the time of the vote, if a quorum is present at such time, shall be the act of the quorum is present at such time, shall be the act of the committee, unless otherwise provided by any applicable provision of law, these By-laws or the Certificate of Incorporation.

        Section 3.18.    Authority of Committees; Duties of
Directors.   Except as otherwise provided by law, each such
committee shall have and may exercise all the authority of the Board with respect to all matters, to the extent provided in the resolution of the Board establishing such committee or in any subsequent resolution of the Board.

                        ARTICLE IV
                          WAIVER

        Section 4.       Waiver.   Whenever a notice is
required to be given by any provision of law, by these By-laws, or by the Certificate of Incorporation, a waiver thereof in writing, or by telecopy or any other means of communication permissible by law, whether before or after the time stated therein, shall be deemed equivalent to such notice. In addition, any stockholder attending a meeting of stockholders in person or by proxy without protesting prior to the conclusion of the meeting the lack of notice thereof to him, and any director attending a meeting of the Board of Directors without protesting prior to the meeting or at its commencement such lack of notice, shall be conclusively deemed to have waived notice of such meeting.

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

        Section 5.6.     Compensation.   The Salaries and
other compensation of all officers and agencies of the Corporation shall be fixed by or in the manner prescribed by the Board of the Directors.

        Section 5.7.     Chairman of Board.    The Chairman of
the Board shall preside at all meetings of the Board of Directors. The Chairman of the Board shall be the Chief
Executive Officer of the Corporation, if designated as such by the Board of Directors.

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

        Section 5.10.    Secretary.   The Secretary shall
attend all meetings of the stockholders and all meetings of the Board of Directors and shall record all proceedings taken at such meeting in a book to be kept for the purpose; he or an Assistant Secretary shall see that all notices of meetings of stockholders and special meetings of the Board of Directors are duly given in accordance with the provisions of these By-laws or as required by law; and he shall be custodian of the records and of the corporate seal or seals of the Corporation; he or an Assistant Secretary shall have authority to affix the corporate seal or seals to all documents, the execution of which , on behalf of the Corporation, under its seal, is duly authorized, and when so affixed it may be attested by his signature or the signature of such Assistant Secretary; and in general, he shall perform all duties incident to the office of the Secretary of the Corporation and such other duties as the Board of Directors may from time to time prescribe.

The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature.

                         ARTICLE  VI
PROVISIONS RELATING TO STOCK CERTIFICATES AND STOCKHOLDERS

        Section 6.1.     Form and Signature.   The shares of
the Corporation shall be represented by certificates signed by the President or any Vice President or the Chairman of the Board, if there be a Chairman, or any Vice Chairman of the Board, if any, or the Treasurer to any Assistant Treasurer, if any, and shall bear the seal of the Corporation or a facsimile thereof. Each certificate representing shares shall state upon its face (a) that the Corporation is formed under the laws of the State of Delaware, (b) the name of the person or persons to whom it is issued, (c) the number of shares which such certificate represents and (d) the par value, if any, of each share represented by such certificate.

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

        Section 6.5.     Record Date.   For the purpose of
determining the stockholders entitled to notice of, or to vote at, any meeting of stockholders or any adjournment thereof, or to express written consent to, or dissent from, any corporate action without a meeting, or for the purpose of determining stockholders entitled to receive payments of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board may fix, in advance, a record date. Such date shall not be more than sixty (60) nor less than (10) days before the date of any such meeting, nor more than sixty (60) days prior to any other action.

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

                          ARTICLE  VII
                      GENERAL PROVISIONS

        Section 7.1. Dividends and Distributions. Dividends and other distributions upon or with respect to outstanding shares of stock of the Corporation may be declared by the Board of Directors at any regular or special meeting, and may be paid in cash, bonds, property or in shares of stock of the Corporation. The Board shall have full power and discretion, subject to the provisions of the Certificate of Incorporation or the terms of any other corporate document or instrument binding upon the Corporation to determine what, if any, dividends or distributions shall be declared and paid or made.

        Section 7.2.     Checks, etc.    All checks or demands
for money and notes or other instruments evidencing indebtedness or obligations of the Corporation shall be signed by such officer or officers or other person or persons as may from time to time be designated by the Board of Directors.

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

                      ARTICLE  VIII
     INDEMNIFICATION OF DIRECTORS, OFFICERS AND OTHERS

        Section 8.1. Indemnification by the Corporation. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including but not limited to any action or suit by or in the right of the Corporation to procure a judgment in its favor) by reason of the fact that he is or was a director or officer of the Corporation as a director, office, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise in any capacity, against expenses (including attorneys' fees), judgments fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding; provided, however, that no indemnification shall be made to or on behalf of any person if such indemnification would be prohibited under applicable law. The foregoing indemnification shall be in addition to any other rights to which those indemnified may be entitled under any law, agreement, vote or stockholders, or other otherwise.

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

        Section 8.4.     Right to Bring Suit.    If a claim
for indemnification under Section 8.1 of this Article VIII is not paid in full by the Corporation within thirty days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to also be paid the expense of prosecuting such claim.
Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel or its stockholders) that the claimant is not entitled to indemnification or to reimbursement or advancement of expenses, shall be a defense to the action or create a presumption that the claimant is not so entitled.

        Section 8.5.     Insurance.    The Corporation may
maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, truest or other enterprise against any such expense, liability or loss under the Delaware General Corporation law.


                          ARTICLE  IX
                  ADOPTION AND AMENDMENTS

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

                          EXHIBIT 4.1


                      Filed under Form SE

                          EXHIBIT 10.8

                      EMPLOYMENT AGREEMENT


         EMPLOYMENT AGREEMENT (the "Agreement") made as of the 1st day of October, 1998 by and between SYMBOL TECHNOLOGIES, INC., a Delaware corporation (the "Corporation") and FREDERIC
P. HEIMAN, (the "Executive").

                       W I T N E S S E T H

         WHEREAS, the Executive and the Corporation are parties to an employment agreement, dated as of June 30, 1995, (the "Prior Employment Agreement"), setting forth the terms and conditions of the Executive's employment by the Corporation; and

         WHEREAS, the Executive has expressed a desire to retire and end his Prior Employment Agreement; and

         WHEREAS, the Corporation desires to continue to employ the Executive on a part-time basis for the remainder of 1998 and on a part-time and consulting basis for a ten year period thereafter, and the Executive desires to continue to be employed by the Corporation in the manner and on the terms and conditions hereinafter set forth.

         NOW, THEREFORE, in consideration of the premises and of the mutual and dependent agreements and covenants herein set forth, the parties hereto agree as follows:

         1.    PRIOR EMPLOYMENT AGREEMENT

         The Executive and the Corporation agree that the Prior Employment Agreement will terminate upon the execution of this Agreement.


         2.    EMPLOYMENT

         The Corporation hereby agrees to employ the Executive as its Executive Vice President, and the Executive hereby agrees to render services in such capacity to the Corporation and its subsidiaries, divisions and affiliates until January 1, 1999 and on the terms and conditions set forth in this Agreement. Thereafter, the Executive shall assume a new position as a part-time employee and consultant. The Executive shall serve in this capacity for the balance of the contractual term, and shall render such services as may be required of the Executive by the Chairman of the Board, from time, to time as set forth in Section 4 of this Agreement.

         3.    TERM

         The Executive's employment under this Agreement shall be as follows: From the date of the execution of this Agreement through and including December 31, 1998, the Executive shall remain an Executive Officer and part-time employee of the Corporation, unless this Agreement is terminated earlier pursuant to the provisions of Section 13 hereof. Effective January 1, 1999 and for the ten years thereafter, the Executive shall be employed as a part-time
employee and consultant.   The Executive shall be compensated
for his services hereunder pursuant to Section 5 of this Agreement.

         4.    DUTIES

        (a) In accordance with the provisions hereof, until December 31, 1998, the Executive shall, subject to periods of illness, vacation and other excused absences, devote 50% of his business time, attention, and energies to the affairs of the Corporation and its subsidiaries, divisions and affiliates, use his best efforts to promote its and their best interests and perform such executive duties as may be assigned to him by the Chief Executive Officer or President of the Corporation; provided, however, that such executive duties shall be consistent with and shall generally be of the nature of the services ordinarily and customarily performed by the Executive prior to the date hereof. Such duties shall include, but not be limited to, assisting his replacement as General Manager of the Corporation's Network Systems Organization as requested by the President, serving as advisor to the Chief Executive Officer, assisting in key sales and marketing activities, strategic alliances and new product development.

        (b) After December 31, 1998, it is contemplated that the Executive shall spend on average one day per week as a part-time employee and consultant. In this position, he shall perform such functions as may be assigned to him by the Chief Executive Officer, from time to time, such duties shall include, but not be limited to, serving as an advisor to the Chief
Executive Officer, assisting in product development, key sales and marketing activities; analysis of potential acquisitions; consultation with respect to patent strategy, etc. The Executive shall arrange, with the consent of the Chief Executive Officer, his work schedule so that his other activities (which may include profit making activities so long as they do not conflict with the provisions of Section 10 hereof) do not interfere with or take precedence over the performance of his responsibilities and duties to the Corporation hereunder.

        (c) So long as the Executive's employment under this Agreement shall continue pursuant to Section 3 above, the Executive shall, if elected or appointed, serve as a director or officer of the Corporation and an officer or director of any subsidiary, division or affiliate of the Corporation and shall hold, without any compensation other than that provided for in this Agreement, the offices in the Corporation and in any such subsidiary, division or affiliate to which he may, at any time or from time to time, be elected or appointed. It is contemplated that the Executive will not be an executive officer of the Corporation after December 31, 1998. If the Executive is elected or appointed to serve on the Corporation's Board of Directors during the term hereof, the Executive shall not be entitled to receive any fees (other than reimbursement of covered expenses) that are provided by the Corporation to its outside Directors, as it is contemplated that the compensation provided to Executive, pursuant to Section 5 hereof, is designed to compensate Executive for all services he may render to the Corporation.

         5.    COMPENSATION

         The Corporation hereby agrees to pay to the Executive, and the Executive hereby agrees to accept, as compensation for services rendered under this Agreement:

(i) A base salary at the rate of two hundred twenty-nine thousand dollars ($229,000) per annum for the period from January 1, 1998 through and including December 31, 1998, payable at such intervals as the Corporation customarily pays the salaries of its executive officers, and

(ii) During the period commencing January 1,
1999 through December 31, 2008, the
Executive shall be paid a salary of
$150,000 per annum, for all services
rendered by him to the Corporation. Such salary shall be payable at such intervals as the Corporation pays the salaries of its executive officers.

        (b) In addition to the base salary provided for in subsection 5(a)(i) above, in 1998 (but only 1998), the Executive shall participate in the Corporation's Executive Bonus Plan and thereby be entitled to receive an annual bonus for fiscal year 1998. The Executive's annual target bonus amount for the 1998 fiscal year shall be 55% of Executive's base salary. Payment of the bonus provided herein shall be paid to the Executive no later than 90 days after the completion of the fiscal year.

        (c) In addition to the foregoing, it is hereby agreed that the Corporation shall, at its sole expense, provide and the Executive shall be entitled to receive, during calendar year 1998, the employee fringe benefits provided by the Corporation, from time to time, to its executive officers, but in no event less favorable to the Executive than benefits provided to him by the Corporation as of the date of this Agreement, including, but not limited to, benefits relating to life, medical and disability insurance, vacation time, and participation in the Corporation's existing Section 401(k) Plan; provided, however, that as used in this Agreement, the term "employee fringe benefits" shall not include any salary or other bonus plan, except as set forth in this Agreement.

        (d) In addition to the foregoing, it is hereby agreed that commencing January 1, 1999 and continuing for the balance of this Agreement the Corporation shall provide and Executive shall be entitled to receive employee fringe benefits provided by the Corporation, at its sole expense, no less favorable to the Executive than the benefits provided to him by the Corporation as of the date of this Agreement relating to life and disability insurance. In addition, the Executive shall be eligible to participate in the Corporation's group health insurance plan and 401(k) plan; provided, however, that in the event the Executive is not entitled to remain a member of the Corporation's group health insurance plan, then commencing on the date the Executive is no longer entitled to remain a member and continuing for the term of this Agreement, the Corporation shall pay the Executive's group health insurance premiums to enable the Executive to remain a member of the Corporation's group health insurance plan or a comparable plan. This period shall constitute the Executive's COBRA continuation period as required by applicable federal law.

         6.    AUTOMOBILE
          During the entire term of this Agreement, the Corporation shall make available to the Executive the use of an automobile, with a lease allotment of up to $1,200 per month as well as in 1998, gasoline, maintenance and insurance expenses associated with such automobile and maintenance and insurance for the remainder of the term thereafter.

          7.    EXPENSES; OPTIONS

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

       (b) All outstanding options to purchase shares of Common Stock of the Corporation now held by the Executive or hereafter awarded to the Executive during the term of this Agreement shall vest regardless of any conditions precedent to the vesting of such options (such as the passage of time) if and when there is a "change in control of the Corporation" as hereafter defined. As used in this Agreement, a "change in control of the Corporation" shall mean a change in control of a nature that would be required to be reported in response to
Item 5(f) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"); provided, that, without limitation, such a change in control shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than the Corporation or any "person" who on the date hereof is a director or officer of the Company, is or becomes the "beneficial owner", (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Company's then outstanding securities and the Corporation's Board of Directors, after having been advised that such ownership level has been reached, does not, within fifteen (15) business days, adopt a resolution approving the acquisition of that level of securities ownership by such person; or (ii) during any period of two consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

       (c) Notwithstanding the then-current state of the Corporation's By-Laws, the Executive shall be entitled at all times to the benefit of the maximum indemnification and advancement of expenses available from time to time under the laws of the State of Delaware.

       (d) The Corporation and/or any of its subsidiaries, divisions or affiliates may, from time to time, apply for and obtain, for its or their benefit and at its or their sole expense, key man life, health, accident, disability, or other insurance upon the Executive, in any amounts that it or they may deem necessary or desirable to protect its or their respective interests, and the Executive agrees to cooperate with and assist the Corporation or such subsidiary, division or affiliate in obtaining any and all such insurance by submitting to all reasonable medical examinations, if any, and by filling out, executing, and delivering any and all such applications and other instrument as may reasonably be necessary.

         (8)    INVENTIONS

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

       (b)    The Executive agrees that for a period of thirty
(30) months, commencing on the effective date of the termination of his employment, whether such termination is pursuant to the terms of this Agreement or otherwise, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control, or participate in the ownership, management, operation or control, or be employed by or connected in any manner including as a consultant, with any business, firm or corporation which is engaged in any business activity competitive with the business of the Corporation and its subsidiaries, affiliates and divisions as such business is conducted during the period of his employment by the Corporation (whether pursuant to this Agreement or otherwise and at the termination thereof).

       (c) Anything to the contrary herein notwithstanding, the provisions of this section shall not be deemed violated by the purchase and/or ownership by the Executive of shares of any class of equity securities (or options, warrants or rights to acquire such securities, or any securities convertible into such securities) representing (together with any securities which would be acquired upon the exercise of any such options, warrants or rights or upon the conversion of any other security convertible into such securities) 1% or less of the outstanding shares of any such class of equity securities of any issuer whose securities are listed on a national securities exchange or traded on NASDAQ, the National Quotation Bureau Incorporated or any similar organization; provided, however, that the Executive shall not be otherwise connected with or active in the business of the issuers described in this subsection 11(c).

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

            (iii)    the close of business on the effective
date of the voluntary termination by the Executive of his employment with the Corporation; or
             (iv)    the close of business on the day
following the date on which the Corporation shall have given to the Executive written notice of the election of its Board of Directors to terminate his employment for "cause" (as defined in subsection (b) of this section 13).

     (b) For purposes of this Agreement, the term "cause" shall mean a determination by vote of a majority of the members of the Board of Directors of the Corporation then holding office (other than the Executive if he shall then be a director) that one of the following conditions exists or one of the following events has occurred;

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

     (e) This instrument contains the entire agreement of the parties relating to the subject matter hereof, and there are no agreements, representations or warranties not herein set forth. No modification of this Agreement shall be valid unless in writing and signed by the Corporation and the Executive. A waiver of the breach of any term or condition of this Agreement shall not be deemed to constitute a waiver or any subsequent breach of the same or any other term or condition.

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

                                 SYMBOL TECHNOLOGIES, INC.

                                 By:  ________________________

ATTEST:                          By:  ________________________

                          EXHIBIT 10.19

                       CREDIT AGREEMENT

                Dated as of December 21, 1998

                            among

                  SYMBOL TECHNOLOGIES, INC.,

               BANK OF AMERICA NATIONAL TRUST
                   AND SAVINGS ASSOCIATION,
                           as Agent,

                             and

                Letter of Credit Issuing Bank,

                  THE CHASE MANHATTAN BANK,
                   as Documentation Agent,

                             and

        THE OTHER FINANCIAL INSTITUTIONS PARTY HERETO

    ______________________________________________________


             NationsBanc Montgomery Securities LLC,

                         Lead Arranger

                        TABLE OF CONTENTS

Section

ARTICLE I     DEFINITIONS

1.01     Certain Defined Terms
1.02     Other Interpretive Provisions.
1.03     Accounting Principles.

ARTICLE II     THE CREDITS

2.01     Amounts and Terms of Commitments.
2.02     Loan Accounts.
2.03     Procedure for Committed Borrowing.
2.04     Conversion and Continuation Elections
         for Committed Borrowings.
2.05     Bid Borrowings
2.06     Procedure for Bid Borrowings.
2.07     Increase in Commitments
2.08     Voluntary Termination or Reduction of Commitments
2.09     Optional Prepayments.
2.10 Mandatory Cash Collateralization of Letters of Credit; Mandatory Prepayments of Loans
2.11     Repayment.
2.12     Interest.
2.13     Fees
(a) Arrangement, Administrative Fees
(b) Commitment Fees
(b) Utilization Fees
2.14     Computation of Fees and Interest.
2.15     Payments by the Company.
2.16     Payments by the Banks to the Agent.
2.17     Sharing of Payments, Etc.
2.18     Guaranty.

ARTICLE III     THE LETTERS OF CREDIT

3.01     The Letter of Credit Subfacility.
3.02     Issuance, Amendment and Renewal of Letters of Credit.

3.03     Risk Participations, Drawings and Reimbursements.
3.04     Repayment of Participations.
3.05     Role of the Issuing Bank.
3.06     Obligations Absolute
3.07     Cash Collateral Pledge
3.08     Letter of Credit Fees.
3.09     Uniform Customs and Practice

ARTICLE IV     TAXES, YIELD PROTECTION AND ILLEGALITY

4.01     Taxes.
4.02     Illegality.
4.03     Increased Costs and Reduction of Return.
4.04     Funding Losses
4.05     Inability to Determine Rates
4.06     Reserves on Offshore Rate Loans
4.07     Certificates of Banks
4.08     Substitution of Banks
4.09     Survival

ARTICLE V     CONDITIONS PRECEDENT

5.01     Conditions of Initial Credit Extensions
(a) Credit Agreement, Guaranty and Notes
(b) Resolutions; Incumbency
(c) Organization Documents; Good Standing
(d) Legal Opinions
(e) Payment of Fees
(f) Other Documents
5.02     Conditions to All Credit Extensions
(a) Notice, Application
(b) Continuation of Representations and Warranties
(c) No Existing Default

ARTICLE VI     REPRESENTATIONS AND WARRANTIES

6.01     Corporate Existence and Power
6.02     Corporate Authorization; No Contravention
6.03     Binding Effect
6.04     Litigation
6.05     No Default
6.06     ERISA Compliance
6.07     Use of Proceeds; Margin Regulations
6.08     Title to Properties
6.09     Taxes
6.10     Financial Condition.
6.11     Environmental Matters
6.12     Regulated Entities
6.13     No Burdensome Restrictions
6.14     Copyrights, Patents, Trademarks and Licenses, Etc.
6.15     Subsidiaries
6.16     Insurance
6.17     Swap Obligations
6.18     Year 2000
6.19     Full Disclosure

ARTICLE VII     AFFIRMATIVE COVENANTS

7.01     Financial Statements
7.02     Certificates; Other Information
7.03     Notices
7.04     Preservation of Corporate Existence, Etc.
7.05     Maintenance of Property
7.06     Insurance
7.07     Payment of Obligations
7.08     Compliance with Laws
7.09     Compliance with ERISA
7.10     Inspection of Property and Books and Records
7.11     Use of Proceeds
7.12     Additional Guarantors

ARTICLE VIII     NEGATIVE COVENANTS

8.01     Limitation on Liens
8.02     Disposition of Assets
8.03     Consolidations and Mergers
8.04     Loans and Investments
8.05     Limitation on Indebtedness
8.06     Transactions with Affiliates
8.07     Use of Proceeds.
8.08     Swap Obligations
8.09     Capital Expenditures
8.10     Restricted Payments
8.11     ERISA
8.12     Change in Business
8.13     Accounting Changes
8.14     Subordinated Debt.
8.15     Leverage Ratio
8.16     Fixed Charge Coverage Ratio
8.17     Tangible Net Worth

ARTICLE IX     EVENTS OF DEFAULT

9.01     Event of Default
(a) Non-Payment
(b) Representation or Warranty
(c) Specific Defaults
(d) Other Defaults
(e) Cross-Default
(f) Insolvency; Voluntary Proceedings
(g) Involuntary Proceedings
(h) ERISA
(i) Monetary Judgments
(j) Change of Control

 (k) Invalidity of Subordination Provisions
(l) Guaranty Events
9.02     Remedies
9.03     Rights Not Exclusive

ARTICLE X     THE AGENT

10.01     Appointment and Authorization; "Agent".
10.02     Delegation of Duties
10.03     Liability of Agent
10.04     Reliance by Agent.
10.05     Notice of Default
10.06     Credit Decision
10.07     Indemnification of Agent
10.08     Agent in Individual Capacity
10.09     Successor Agent
10.10     Withholding Tax.
10.11     Documentation Agent

ARTICLE XI     MISCELLANEOUS

11.01     Amendments and Waivers
11.02     Notices.
11.03     No Waiver; Cumulative Remedies
11.04     Costs and Expenses
11.05     Company Indemnification
11.06     Payments Set Aside
11.07     Successors and Assigns
11.08     Assignments, Participations, Etc.
11.09     Confidentiality
11.10     Set-off
11.11     Notification of Addresses, Lending Offices, Etc.
11.12     Counterparts
11.13     Severability
11.14     No Third Parties Benefited
11.15     Governing Law and Jurisdiction.
11.16     Waiver of Jury Trial
11.17     Entire Agreement

ANNEX I

Pricing Grid

SCHEDULES

Schedule 2.01       Commitments
Schedule 6.04       Litigation
Schedule 6.06       ERISA
Schedule 6.10       Permitted Liabilities
Schedule 6.11       Environmental Matters
Schedule 6.15       Subsidiaries (Including Domestic and Material
Subsidiaries)
Schedule 6.16       Insurance Matters
Schedule 8.01       Permitted Liens
Schedule 8.05       Permitted Indebtedness
Schedule 11.02 Lending Offices; Addresses for Notices

EXHIBITS

Exhibit A      Form of Notice of Borrowing
Exhibit B      Form of Notice of Conversion/Continuation
Exhibit C      Form of Compliance Certificate
Exhibit D      Form of Legal Opinions of Company's Counsel
Exhibit E      Form of Assignment and Acceptance
Exhibit F-1    Form of Committed Loan Note
Exhibit F-2    Form of Bid Loan Note
Exhibit G      Form of Guaranty
Exhibit H      Form of Competitive Bid Request
Exhibit I      Form of Invitation for Competitive Bids
Exhibit J      Form of Competitive Bid
Exhibit K      Form of Notice of Prepayment

                        CREDIT AGREEMENT

     This CREDIT AGREEMENT is entered into as of December 21, 1998, among Symbol Technologies, Inc., a Delaware corporation (the "Company"), the several financial institutions from time to time party to this Agreement, Bank of America National Trust and Savings Association, as letter of credit issuing bank and as agent for the Banks.
     WHEREAS, the Banks have agreed to make available to the Company a revolving credit facility with letter of credit subfacility upon the terms and conditions set forth in this Agreement;
     NOW, THEREFORE, in consideration of the mutual agreements, provisions and covenants contained herein, the parties agree as follows:

ARTICLE i
                          DEFINITIONS
1.01      Certain Defined Terms.    .  The following terms have
the following meanings:
          "Absolute Rate" has the meaning specified in subsection 2.06(c).
          "Absolute Rate Auction" means a solicitation of Competitive Bids setting forth Absolute Rates pursuant to
Section 2.06.
         "Absolute Rate Bid Loan" means a Bid Loan that bears interest at a rate determined with reference to the Absolute Rate.
        "Acquisition" means any transaction or series of related transactions for the purpose of or resulting, directly or indirectly, in (a) the acquisition of all or substantially all of the assets of a Person, or of any business or division of a Person, (b) the acquisition of in excess of 50% of the capital stock, partnership interests, membership interests or equity of any Person, or otherwise causing any Person to become a Subsidiary, or (c) a merger or consolidation or any other combination with another Person (other than a Person that is a Subsidiary) provided that the Company or the Subsidiary is the surviving entity.
       "Acquisition Charges" means any charges against income in respect of any Acquisition permitted hereunder which is consummated by the Company or any Subsidiary after the date hereof, to the extent that such amounts are charged against income within two fiscal quarters of the quarter in which the relevant Acquisition is consummated.
      "Affiliate" means, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person. A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities, membership interests, by contract, or otherwise.
     "Agent" means BofA in its capacity as agent for the Banks hereunder, and any successor agent arising under Section 10.09.
     "Agent-Related Persons" means BofA and any successor agent arising under Section 10.09 and any successor letter of credit issuing bank hereunder, together with their respective Affiliates (including, in the case of BofA, the Lead Arranger), and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.
    "Agent's Payment Office" means the address for payments set forth on Schedule 11.02 or such other address as the Agent may from time to time specify.
            "Agreement" means this Credit Agreement.
    "Applicable Amount" means, with respect to the fees set forth in subsections 2.13 (b) and 3.08(a) and all Offshore Rate
Committed Loans and Base Rate Committed Loans, the amount set forth opposite the indicated Level in the chart set forth on Annex I in accordance with the parameters for calculations of such amounts also set forth on Annex I.
    "Approved Subordinated Indebtedness" means indebtedness of the Company which is subordinated to the Obligations and the terms and conditions of which have been approved (in their sole discretion) in writing by the Agent and the Majority Banks. As of the Closing Date, there is no Approved Subordinated
Indebtedness.
      "Assignee" has the meaning specified in
subsection 11.08(a).
      "Attorney Costs" means and includes all reasonable fees and disbursements of any law firm or other external counsel, the reasonable allocated cost of internal legal services and all reasonable disbursements of internal counsel.
      "Bank" means each lender from time to time party hereto. References to the "Banks" shall include BofA, including in its capacity as Issuing Bank; for purposes of clarification only, to the extent that BofA may have any rights or obligations in addition to those of the Banks due to its status as Issuing Bank, its status as such will be specifically referenced.
      "Bankruptcy Code" means the Federal Bankruptcy Reform Act of 1978 (11 U.S.C. 101, et seq.).
      "Base Rate" means, for any day, the higher of: (a) 0.50% per annum above the latest Federal Funds Rate; and (b) the rate of interest in effect for such day as publicly announced from time to time by BofA in San Francisco, California, as its "reference rate." (The "reference rate" is a rate set by BofA based upon various factors including BofA's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate.)
     Any change in the reference rate announced by BofA shall take effect at the opening of business on the day specified in the public announcement of such change.
     "Base Rate Committed Loan" means a Committed Loan, or an L/C Advance, that bears interest based on the Base Rate.
     "Bid Borrowing" means a Borrowing hereunder consisting of one or more Bid Loans made to the Company on the same day by one or more Bid Loan Lenders.
     "Bid Loan" means a Loan by a Bank to the Company under
Section 2.05, which may be a LIBOR Bid Loan or an Absolute Rate
Bid Loan.
     "Bid Loan Lender" means, in respect of any Bid Loan, the Bank making such Bid Loan to the Company.
     "Bid Loan Note" has the meaning specified in Section 2.02.
     "BofA" means Bank of America National Trust and Savings Association, a national banking association.
     "Borrowing" means a borrowing hereunder consisting of Loans of the same Type made to the Company on the same day by the Banks under Article II, and may be a Committed Borrowing or a Bid
Borrowing and, other than in the case of Base Rate Committed
Loans, having the same Interest Period.
     "Borrowing Date" means any date on which a Borrowing occurs under Section 2.03.
     "Business Day" means any day other than a Saturday, Sunday or other day on which commercial banks in New York City or San Francisco are authorized or required by law to close and, if the applicable Business Day relates to any Offshore Rate Loan, means such a day on which dealings are carried on in the applicable offshore dollar interbank market.
     "Capital Adequacy Regulation" means any guideline, request or directive of any central bank or other Governmental Authority, or any other law, rule or regulation, whether or not having the force of law, in each case, regarding capital adequacy of any bank or of any corporation controlling a bank.
     "Capital Expenditures" means expenditures by a Person
(whether by leasing, the acquisition of securities of another
Person, or otherwise) in respect of the purchase or other acquisition of fixed or capital assets (excluding any such asset acquired (a) in connection with normal replacement and maintenance programs properly charged to current operations, (b) with the proceeds of casualty insurance and (c) pursuant to an Acquisition not prohibited hereunder).
     "Cash Collateralize" means to pledge and deposit with or deliver to the Agent, for the benefit of the Agent, the Issuing
Bank and the Banks, as collateral for the L/C Obligations, cash or deposit account balances pursuant to documentation in form and substance satisfactory to the Agent and the Issuing Bank (which documents are hereby consented to by the Banks). Derivatives of such term shall have corresponding meaning.
     "Closing Date" means the date on which all conditions precedent set forth in Section 5.01 are satisfied or waived in accordance with the provisions of Section 11.01 (or, in the case of subsection 5.01(e), waived by the Person entitled to receive such payment).
     "Code" means the Internal Revenue Code of 1986, and regulations promulgated thereunder.
     "Commitment", as to each Bank, has the meaning specified in
Section 2.01.
     "Committed Borrowing" means a Borrowing hereunder consisting of Committed Loans made on the same day by the Banks ratably according to their respective Pro Rata Shares and, in the case of Offshore Rate Committed Loans, having the same Interest Periods.
     "Committed Loan" means a Loan by a Bank to the Company under
Section 2.01, and may be an Offshore Rate Committed Loan or a Base Rate Committed Loan (each, a "Type" of Committed Loan).
     "Committed Loan Note" has the meaning specified in
Section 2.02.
     "Competitive Bid" means an offer by a Bank to make a Bid
Loan in accordance with subsection 2.06(b).
     "Competitive Bid Request" has the meaning specified in subsection 2.06(a).
     "Compliance Certificate" means a certificate substantially in the form of Exhibit C.
     "Consolidated Capital Expenditures" means, for any period, the Capital Expenditures of the Company and its Subsidiaries, determined on a consolidated basis.
     "Consolidated Fixed Charges" means, for any period, the sum, without duplication, of (i) the consolidated cash interest expense of the Company and its Subsidiaries, determined on a consolidated basis, plus (ii) Consolidated Lease Expense plus
(iii) the required amortization of Indebtedness for the Company and its Subsidiaries, determined on a consolidated basis, for the period involved and discount or premium relating to any such

Indebtedness for any period involved, whether expensed or capitalized. For purposes of clarification, required prepayments of Indebtedness under revolving credit facilities shall not constitute amortization thereof unless required to be accompanied by a reduction of the related credit commitment.
     "Consolidated Lease Expense" means, for any period, the aggregate amount of fixed and contingent rentals payable by the Company and its Subsidiaries for such period, determined on a consolidated basis, with respect to leases of real and personal property.
     "Contingent Obligation" means, as to any Person, any direct or indirect liability of that Person, whether or not contingent, with or without recourse, (a) with respect to any Indebtedness, lease, dividend, letter of credit or other obligation (the "primary obligations") of another Person (the "primary obligor"), including any obligation of that Person (i) to purchase, repurchase or otherwise acquire such primary obligations or any security therefor, (ii) to advance or provide funds for the payment or discharge of any such primary obligation, or to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency or any balance sheet item, level of income or financial condition of the primary obligor, (iii) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation, or (iv) otherwise to assure or hold harmless the holder of any such primary obligation against loss in respect thereof (each, a "Guaranty Obligation");
(b) with respect to any Surety Instrument issued for the account of that Person or as to which that Person is otherwise liable for reimbursement of drawings or payments; (c) to purchase any materials, supplies or other property from, or to obtain the services of, another Person if the relevant contract or other related document or obligation requires that payment for such materials, supplies or other property, or for such services, shall be made regardless of whether delivery of such materials, supplies or other property is ever made or tendered, or such services are ever performed or tendered; (d) in respect of any Swap Contract; or (e) in respect of any synthetic leases (also known as "off balance sheet" leases). The amount of any Contingent Obligation shall, in the case of Guaranty Obligations, be deemed equal to the stated or determinable amount of the primary obligation in respect of which such Guaranty Obligation is made or, if not stated or if indeterminable, the maximum reasonably anticipated liability in respect thereof, and in the case of other Contingent Obligations other than in respect of Swap Contracts or synthetic leases, shall be equal to the maximum reasonably anticipated liability in respect thereof and, in the case of Contingent Obligations in respect of Swap Contracts, shall be equal to the Swap Termination Value and, in the case of Contingent Obligations in respect of synthetic leases, shall be determined by discounting such obligations to present value at the interest rate implicit in each such lease in effect at any date of determination.
     "Contractual Obligation" means, as to any Person, any provision of any security issued by such Person or of any agreement, undertaking, contract, indenture, mortgage, deed of trust or other instrument, document or agreement to which such Person is a party or by which it or any of its property is bound.
     "Conversion/Continuation Date" means any date on which, under Section 2.04, the Company (a) converts Committed Loans of one Type to another Type, or (b) continues as Committed Loans of the same Type, but with a new Interest Period, Committed Loans having Interest Periods expiring on such date.
     "Credit Extension" means and includes (a) the making of any Committed Loans or Bid Loans hereunder, and (b) the Issuance of any Letters of Credit hereunder.
     "Default" means any event or circumstance which, with the giving of notice, the lapse of time, or both, would (if not cured or otherwise remedied during such time) constitute an Event of Default.
     "Dollars", "dollars" and "$" each mean lawful money of the United States.
     "Domestic Subsidiary" means a Subsidiary organized under the laws of the United States.
     "EBITDA" means, for any period, for the Company and its Subsidiaries on a consolidated basis, the sum of (a) Operating Income for such period plus (b) all amounts treated as expenses for depreciation and the amortization of intangibles of any kind to the extent included in the determination of Operating Income for such period.
     "Effective Amount" means (i) with respect to any Committed Loans and Bid Loans on any date, the aggregate outstanding principal amount thereof after giving effect to any Borrowings and prepayments or repayments of such Loans occurring on such date; and (ii) with respect to any outstanding L/C Obligations on any date, the amount of such L/C Obligations on such date after giving effect to any Issuances of Letters of Credit occurring on such date and any other changes in the aggregate amount of the L/C Obligations as of such date, including as a result of any reimbursements of outstanding unpaid drawings under any Letters of Credit or any reductions in the maximum amount available for drawing under Letters of Credit taking effect on such date.
     "Eligible Assignee" means (a) a commercial bank organized under the laws of the United States, or any state thereof, and having a combined capital and surplus of at least $500,000,000;
(b) a commercial bank organized under the laws of any other country which is a member of the Organization for Economic Cooperation and Development (the "OECD"), or a political subdivision of any such country, and having a combined capital and surplus of at least $500,000,000, provided that such bank is acting through a branch or agency located in the United States; and (c) a Person that is primarily engaged in the business of originating or holding performing commercial loans and that is
(i) a Subsidiary of a Bank, (ii) a Subsidiary of a Person of which a Bank is a Subsidiary, or (iii) a Person of which a Bank is a Subsidiary.
     "Environmental Claims" means all claims, however asserted, by any Governmental Authority or other Person alleging potential liability or responsibility for violation of any Environmental Law, or for release or injury to the environment.
     "Environmental Laws" means all federal, state or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authorities, in each case relating to environmental, health, safety and land use matters.
     "ERISA" means the Employee Retirement Income Security Act of 1974, and regulations promulgated thereunder.
     "ERISA Affiliate" means any trade or business (whether or not incorporated) under common control with the Company within the meaning of Section 414(b) or (c) of the Code (and
Sections 414(m) and (o) of the Code for purposes of provisions relating to Section 412 of the Code).
     "ERISA Event" means (a) a Reportable Event with respect to a Pension Plan; (b) a withdrawal by the Company or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations which is treated as such a withdrawal under
Section 4062(e) of ERISA; (c) a complete or partial withdrawal by the Company or any ERISA Affiliate from a Multiemployer Plan or notification that a Multiemployer Plan is in reorganization;
(d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multiemployer Plan; (e) an event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multiemployer Plan; or (f) the imposition of any liability under Title IV of ERISA, other than PBGC premiums due but not delinquent under Section 4007 of ERISA, upon the Company or any ERISA Affiliate.
     "Event of Default" means any of the events or circumstances specified in Section 9.01.
     "Exchange Act" means the Securities Exchange Act of 1934, and regulations promulgated thereunder.
     "FDIC" means the Federal Deposit Insurance Corporation, and any Governmental Authority succeeding to any of its principal functions.
     "Federal Funds Rate" means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York (including any such successor, "H.15(519)") on the preceding Business Day opposite the caption "Federal Funds (Effective)"; or, if for any relevant day such rate is not so published on any such preceding Business Day, the rate for such day will be the arithmetic mean as determined by the Agent of the rates for the last transaction in overnight Federal funds arranged prior to 9:00 a.m. (New York City time) on that day by each of three leading brokers of Federal funds transactions in New York City selected by the Agent.
     "Fee Letter" has the meaning specified in subsection 2.13(a).
     "Fixed Charge Coverage Ratio" means, as of the end of any fiscal quarter, the ratio of (i) EBITDA plus Consolidated Lease Expense less Consolidated Capital Expenditures to (ii) Consolidated Fixed Charges, in each case calculated on a four quarter rolling basis for such fiscal quarter and the three immediately preceding fiscal quarters.
     "FRB" means the Board of Governors of the Federal Reserve System, and any Governmental Authority succeeding to any of its principal functions.
     "Further Taxes" means any and all present or future taxes, levies, assessments, imposts, duties, deductions, fees, withholdings or similar charges (including, without limitation, net income taxes and franchise taxes), and all liabilities with respect thereto, imposed by any jurisdiction on account of amounts payable or paid pursuant to Section 4.01.
     "GAAP" means generally accepted accounting principles in



7                               52

the United States as in effect from time to time, except that for purposes of Sections 8.15, 8.16 and 8.17, GAAP shall be determined on the basis of such principles in effect on the date hereof and consistent with those used in the preparation of the most recent audited financial statements referenced in Section
6.10. In the event that any "Accounting Change" (as defined below) shall occur and such change results in a change in the method of calculation of financial covenants, standards or terms in this Agreement, then the Company and the Agent agree to enter into negotiations in order to amend such provisions of this Agreement so as to equitably reflect such Accounting Changes with the desired result that the criteria for evaluating the Company's financial condition shall be the same after such Accounting Changes as if such Accounting Changes had not been made. Until such time as such an amendment shall have been executed and delivered by the Company, the Agent and the Majority Banks, all financial covenants, standards and terms in this Agreement shall continue to be calculated or construed as if such Accounting Changes had not occurred. "Accounting Changes" refers to changes in accounting principles required by the promulgation of any rule, regulation, pronouncement or opinion by the Financial Accounting Standards Board(or of the American Institute of Certified Public Accountants or, if applicable, the SEC.
     "Governmental Authority" means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.
     "Guarantor" means each current and future, direct and indirect, Domestic Subsidiary of the Company which is a Wholly-Owned Subsidiary.
     "Guaranty" means a Guaranty of the Guarantors in favor of the Agent and the Banks, substantially in the form of Exhibit G.
     "Guaranty Obligation" has the meaning specified in the definition of "Contingent Obligation."
     "Honor Date" has the meaning specified in subsection 3.03(b).
     "Indebtedness" of any Person means, without duplication,
(a) all indebtedness for borrowed money; (b) all obligations issued, undertaken or assumed as the deferred purchase price of property or services (other than trade payables entered into in the ordinary course of business on ordinary terms); (c) all non-contingent reimbursement or payment obligations with respect to Surety Instruments; (d) all obligations evidenced by notes, bonds, debentures or similar instruments, including obligations so evidenced incurred in connection with the acquisition of property, assets or businesses; (e) all indebtedness created or arising under any conditional sale or other title retention agreement; (f) all obligations with respect to capital leases;
(g) all unpaid obligations under Swap Contracts after the termination thereof (including by virtue of the occurrence of an Early Termination Date, as defined in each such Swap Contract);
(h) all Indebtedness referred to in clauses (a) through (g) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien upon or in property (including accounts and contracts rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness; and (i) all Guaranty Obligations in respect of indebtedness or obligations of others of the kinds referred to in clauses (a) through (g) above. For purposes of this Agreement, the amount of any Indebtedness described in clause (h) above (to the extent that such Person has not assumed or become liable for the payment of such Indebtedness) shall be deemed to be the lesser of (i) the amount of such Indebtedness or (ii) the book value of the property which is or may be subject to such Lien.
     For all purposes of this Agreement, the Indebtedness of any Person shall include all Indebtedness of any partnership or joint venture or limited liability company in which such Person is a general partner or a joint venturer or a member to the extent of the lesser of (a) the recourse to such Person on account thereof and (b) the book value of the assets of such Person.
     "Indemnified Liabilities" has the meaning specified in
Section 11.05.
     "Indemnified Person" has the meaning specified in
Section 11.05.
     "Independent Auditor" has the meaning specified in subsection 7.01(a).
     "Insolvency Proceeding" means, with respect to any Person,
(a) any case, action or proceeding with respect to such Person before any court or other Governmental Authority relating to bankruptcy, reorganization, insolvency, liquidation, receivership, dissolution, winding-up or relief of debtors, or
(b) any general assignment for the benefit of creditors, composition, marshalling of assets for creditors, or other, similar arrangement in respect of its creditors generally or any substantial portion of its creditors; undertaken under U.S. Federal, state or foreign law, including the Bankruptcy Code.
     "Intangibles" means, at any date of determination, any goodwill, licensing agreements, patents, trademarks, trade names, organization expenses, treasury stock, unamortized debt discount and premium, deferred charges and other like intangibles; provided, however, that any such intangible assets which are acquired by the Company and its consolidated Subsidiaries on or after September 30, 1998 in Acquisitions not prohibited hereunder shall be deemed not to constitute "Intangibles" and shall be counted (at book value) as assets of the Company and its consolidated Subsidiaries for purposes of determining Tangible Net Worth.
     "Interest Payment Date" means, as to any Offshore Rate Loan, the last day of each Interest Period applicable to such Loan and, as to any Base Rate Committed Loan, the last Business Day of each calendar quarter and the Revolving Termination Date, provided, however, that (a) if any Interest Period for an Offshore Rate Committed Loan exceeds three months, the date that falls three months (as the case may be) after the beginning of such Interest Period and after each Interest Payment Date thereafter is also an Interest Payment Date, and (b) as to any Bid Loan, such intervening dates prior to the maturity thereof as may be specified by the Company and agreed to by the applicable Bid Loan Lender in the applicable Competitive Bid shall also be Interest Payment Dates.
     "Interest Period" means, (a) as to any Offshore Rate Loan, the period commencing on the date such Loan is disbursed, or (in the case of any Offshore Rate Committed Loan) on the Conversion / Continuation Date on which the Loan is converted into or continued as an Offshore Rate Committed Loan, and ending on the date one, two, three or six or (if available to all of the Banks in the given instance) nine or 12 months thereafter as selected by the Company in its Notice of Borrowing, Notice of Conversion / Continuation or Notice of Bid Request, as the case may be; and
(b) as to any Absolute Rate Bid Loan, a period of not less than 14 days and not more than 365 days as selected by the Company in the applicable Competitive Bid Request;
provided that:
     (i) if any Interest Period would otherwise end on a day that is not a Business Day, that Interest Period shall be extended to the following Business Day unless, in the case of an Offshore Rate Loan, the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the preceding Business Day;

     (ii) any Interest Period pertaining to an Offshore Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and
     (iii) no Interest Period for any Loan shall extend beyond the date set forth in clause (a) of the definition of "Revolving Termination Date."
     "Invitation for Competitive Bids" means a solicitation for Competitive Bids, substantially in the form of Exhibit I.
     "IRS" means the Internal Revenue Service, and any Governmental Authority succeeding to any of its principal functions under the Code.
     "Issuance Date" has the meaning specified in subsection 3.01(a).
     "Issue" means, with respect to any Letter of Credit, to issue or to extend the expiry of, or to renew or increase the amount of, such Letter of Credit; and the terms "Issued," "Issuing" and "Issuance" have corresponding meanings.
     "Issuing Bank" means BofA in its capacity as issuer of one or more Letters of Credit hereunder, together with any replacement letter of credit issuer arising under subsection 10.01(b) or Section 10.09.
     "Joint Venture" means a single-purpose corporation, partnership, limited liability company, joint venture or other similar legal arrangement (whether created by contract or conducted through a separate legal entity) now or hereafter formed by the Company or any of its Subsidiaries with another Person in order to conduct a common venture or enterprise with such Person.
     "L/C Advance" means each Bank's participation in any L/C Borrowing in accordance with its Pro Rata Share.
     "L/C Amendment Application" means an application form for amendment of outstanding standby letters of credit as shall at any time be in use at the Issuing Bank, as the Issuing Bank shall request.
     "L/C Application" means an application form for issuances of standby letters of credit as shall at any time be in use at the Issuing Bank, as the Issuing Bank shall request.
     "L/C Borrowing" means an extension of credit resulting from a drawing under any Letter of Credit which shall not have been reimbursed on the date when made nor converted into a Borrowing of Committed Loans under subsection 3.03(b).
     "L/C Commitment" means the commitment of the Issuing Bank to Issue, and the commitment of the Banks severally to participate in, Letters of Credit from time to time Issued or outstanding under Article III, in an aggregate amount not to exceed on any date the amount of $50,000,000, as the same shall be reduced as a result of a reduction in the L/C Commitment pursuant to Section 2.08; provided that the L/C Commitment is a part of the combined Commitments, rather than a separate, independent commitment.
     "L/C Obligations" means at any time the sum of (a) the aggregate undrawn amount of all Letters of Credit then outstanding, plus (b) the amount of all unreimbursed drawings under all Letters of Credit, including all outstanding L/C Borrowings.
     "L/C-Related Documents" means the Letters of Credit, the L/C Applications, the L/C Amendment Applications and any other document relating to any Letter of Credit, including any of the Issuing Bank's standard form documents for letter of credit issuances.
     "Lead Arranger" means NationsBanc Montgomery Securities LLC, a Delaware limited liability company.
     "Lending Office" means, as to any Bank, the office or offices of such Bank specified as its "Lending Office" or "Domestic Lending Office" or "Offshore Lending Office", as the case may be, on Schedule 11.02, or such other office or offices as such Bank may from time to time notify the Company and the Agent.
     "Letters of Credit" means any standby letters of credit Issued by the Issuing Bank pursuant to Article III.
     "Leverage Ratio" means, as of the end of any fiscal quarter, the ratio of (i) the consolidated Leverage Ratio Indebtedness of the Company and its Subsidiaries plus, without duplication, all Contingent Obligations of the Company and its Subsidiaries on a consolidated basis, to (ii) EBITDA, calculated on a four quarter rolling basis for such fiscal quarter and the three immediately preceding fiscal quarters.
     "Leverage Ratio Indebtedness" of any Person means, without duplication, (a) all indebtedness for borrowed money; (b) all non-contingent reimbursement or payment obligations with respect to Surety Instruments; (c) all obligations evidenced by notes, bonds, debentures or similar instruments, including obligations so evidenced incurred in connection with the acquisition of property, assets or businesses; (d) all indebtedness created or arising under any conditional sale or other title retention agreement; (e) all obligations with respect to capital leases;
(f) all unpaid obligations under Swap Contracts after the termination thereof (including by virtue of the occurrence of an Early Termination Date, as defined in each such Swap Contract);

 (g) all Indebtedness referred to in clauses (a) through (f) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien upon or in property (including accounts and contracts rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness; and (h) all Guaranty Obligations in respect of indebtedness or obligations of others of the kinds referred to in clauses (a) through (f) above. For purposes of this Agreement, the amount of any Indebtedness described in clause (g) above (to the extent that such Person has not assumed or become liable for the payment of such Indebtedness) shall be deemed to be to the lesser of (i) the amount of such Indebtedness or (ii) the book value of the property which is or may be subject to such Lien.
     For all purposes of this Agreement, the Indebtedness of any Person shall include all Indebtedness of any partnership or joint venture or limited liability company in which such Person is a general partner or a joint venturer or a member to the extent of the lesser of (a) the recourse to such Person on account thereof and (b) the book value of the assets of such Person.
     "LIBO Rate" means, for any Interest Period with respect to a LIBOR Bid Loan or Offshore Rate Committed Loan, the rate of interest per annum determined by the Agent as the rate for deposits in Dollars in the approximate amount of the requested Loan for a period equal to the applicable Interest Period which appears on the display designated at page 3750 on the Telerate System (also known as Dow Jones Markets), or such other display on the Telerate System as may replace such page displaying the London Interbank offered rates, as of 11:00 a.m. (London time) on the day that is two Business Days prior to the commencement of such Interest Period. If the Agent is unable to obtain any quotation as provided above, LIBOR shall be the rate of interest per annum determined by the Agent to be the rate at which Dollar deposits in the approximate amount of the amount of, in the case of LIBOR Bid Loans, the LIBOR Bid Loans to be borrowed in such Bid Loan Borrowing, and, in the case of Offshore Rate Committed Loans, the Offshore Rate Committed Loan to be made or continued as, or converted into, an Offshore Rate Committed Loan by BofA and having a maturity comparable to such Interest Period would be offered by BofA to major banks in the London inter bank market at their request at approximately 11:00 a.m. (London time) two Business Days prior to the commencement of such Interest Period.

     "LIBOR Auction" means a solicitation of Competitive Bids setting forth a LIBOR Bid Margin pursuant to Section 2.06.
     "LIBOR Bid Loan" means any Bid Loan that bears interest at a rate based upon the LIBO Rate.
     "LIBOR Bid Margin" has the meaning specified in subsection 2.06(c)(ii)(C).
     "Lien" means any security interest, mortgage, deed of trust, pledge, hypothecation, assignment, charge or deposit arrangement, encumbrance, lien (statutory or other) or preferential arrangement of any kind or nature whatsoever in respect of any property (including those created by, arising under or evidenced by any conditional sale or other title retention agreement, the interest of a lessor under a capital lease, any financing lease having substantially the same economic effect as any of the foregoing, or the filing of any financing statement naming the owner of the asset to which such lien relates as debtor, under the Uniform Commercial Code or any comparable law) and any contingent or other agreement to provide any of the foregoing, but not including the interest of a lessor under an operating lease (regardless of whether a financing statement has been filed with respect thereto).
     "Loan" means an extension of credit by a Bank to the Company under Article II or Article III in the form of a Committed Loan, Bid Loan or L/C Advance.
     "Loan Documents" means this Agreement, the Guaranty, any Notes, the Fee Letters, the L/C-Related Documents, and all other documents delivered to the Agent or any Bank in connection herewith.
     "Majority Banks" means (a) at any time prior to the Revolving Termination Date, or after the Revolving Termination Date if no Loans are then outstanding, Banks then holding more than 50% of the Commitments, and (b) otherwise, Banks then holding more than 50% of the then aggregate unpaid principal amount of the Loans.
     "Margin Stock" means "margin stock" as such term is defined in Regulation T, U or X of the FRB.
     "Material Adverse Effect" means (a) a material adverse change in, or a material adverse effect upon, the business, assets, liabilities (actual or contingent), operations or condition (financial or otherwise) of the Company or the Company and its Subsidiaries taken as a whole; or (b) a material adverse effect upon the legality, validity, binding effect or enforceability against the Company or any Subsidiary of any Loan Document.
     "Material Subsidiary" means any current or future, direct or indirect, Subsidiary that has (a) total assets or that has one or more Subsidiaries that, in the aggregate, have total assets, equal to or greater than 5% of the consolidated total assets of the Company and its Subsidiaries or (b) total revenues or that has one or more Subsidiaries that, in the aggregate, have total revenues, equal to or greater than 10% of the consolidated total revenues of the Company and its Subsidiaries, such revenues determined on a four quarter rolling basis for the most recently ended fiscal quarter and the three immediately preceding fiscal quarters, in each case based upon the Company's most recent financial statements delivered under Section 7.01.
     "Multiemployer Plan" means a "multiemployer plan", within the meaning of Section 4001(a)(3) of ERISA, to which the Company or any ERISA Affiliate makes, is making, or is obligated to make contributions or, during the preceding three calendar years, has made, or been obligated to make, contributions.
     "Net Issuance Proceeds" means, in respect of any issuance of equity (other than pursuant to the exercise of stock options issued to directors, employees and officers pursuant to stock compensation or benefit plans) by the Company or any Subsidiary on or after October 1, 1998, the amount equal to (a) the cash proceeds and the fair market value of non-cash proceeds received or receivable in connection therewith minus (b) the reasonable out-of-pocket costs and expenses paid or incurred in connection therewith.
     "Notes" means the Committed Loan Notes and the Bid Loan
Notes.
     "Notice of Borrowing" means a notice in substantially the form of Exhibit A.
     "Notice of Conversion/Continuation" means a notice in substantially the form of Exhibit B.
     "Notice of Prepayment" means a notice in substantially the form of Exhibit K.
     "Obligations" means all advances, debts, liabilities, obligations, covenants and duties arising under any Loan Document owing by the Company to any Bank, the Agent, or any Indemnified Person, whether direct or indirect (including those acquired by assignment), absolute or contingent, due or to become due, now existing or hereafter arising.
     "Offshore Rate Committed Loan" means any Committed Loan that bears interest based on the LIBO Rate.
     "Offshore Rate Loan" means any LIBOR Bid Loan or any Offshore Rate Committed Loan.
     "Operating Income" means, for any period, for the Company and its Subsidiaries on a consolidated basis, earnings (or loss) from operations, calculated in accordance with the methodology used for calculating "Earnings from Operations" in the financial statements referenced in Section 6.10.

     "Organization Documents" means, for any corporation, the certificate or articles of incorporation, the bylaws, any certificate of determination or instrument relating to the rights of preferred shareholders of such corporation, any shareholder rights agreement, and all applicable resolutions of the board of directors (or any committee thereof) of such corporation.
     "Other Taxes" means any present or future stamp, court or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery, performance, enforcement or registration of, or otherwise with respect to, this Agreement or any other Loan Documents.
     "Participant" has the meaning specified in subsection 11.08(d).
     "PBGC" means the Pension Benefit Guaranty Corporation, or any Governmental Authority succeeding to any of its principal functions under ERISA.
     "Pension Plan" means a pension plan (as defined in Section 3(2) of ERISA) subject to Title IV of ERISA which the Company sponsors, maintains, or to which it makes, is making, or is obligated to make contributions, or in the case of a multiple employer plan (as described in Section 4064(a) of ERISA) has made contributions at any time during the immediately preceding five
(5) plan years.
    "Permitted Liens" has the meaning specified in Section 8.01.
     "Permitted Swap Obligations" means all obligations (contingent or otherwise) of the Company or any Subsidiary existing or arising under Swap Contracts, provided that each of the following criteria is satisfied: (a) such obligations are (or were) entered into by such Person in the ordinary course of business for the purpose of directly mitigating risks associated with liabilities, commitments or assets held by such Person, or changes in the value of securities issued by such Person in conjunction with a securities repurchase program not otherwise prohibited hereunder, and not for purposes of speculation or taking a "market view;" and (b) such Swap Contracts do not contain any provision ("walk-away" provision) exonerating the non-defaulting party from its obligation to make payments on outstanding transactions to the defaulting party.
     "Person" means an individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture or Governmental Authority.
     "Plan" means an employee benefit plan (as defined in Section 3(3) of ERISA) which the Company sponsors or maintains or to which the Company makes, is making, or is obligated to make contributions and includes any Pension Plan.
     "Pro Rata Share" means, as to any Bank at any time, the percentage equivalent (expressed as a decimal, rounded to the ninth decimal place) at such time of such Bank's Commitment divided by the combined Commitments of all Banks.
     "Replacement Bank" has the meaning specified in
Section 4.08.
     "Reportable Event" means, any of the events set forth in
Section 4043(c) of ERISA or the regulations thereunder, other than any such event for which the 30-day notice requirement under ERISA has been waived in regulations issued by the PBGC.
     "Requirement of Law" means, as to any Person, any law (statutory or common), treaty, rule or regulation or determination of an arbitrator or of a Governmental Authority, in each case applicable to or binding upon the Person or any of its property or to which the Person or any of its property is subject.
    "Responsible Officer" means the chief executive officer, the president, the chief financial officer, the treasurer or the controller of the Company, or any other officer having substantially the same authority and responsibility.
     "Revolving Termination Date" means the earlier to occur of:
      (a)  January 2, 2004; and
      (b) the date on which the Commitments terminate in accordance with the provisions of this Agreement.
     "SEC" means the Securities and Exchange Commission, or any Governmental Authority succeeding to any of its principal functions.
     "Strategic Investor Transaction" means the consummation by the Company and its Subsidiaries of:
     (a) the sale by the Company and its Subsidiaries of capital stock of the Company to either (i) a strategic investor who is purchasing such capital stock as a component of a partnership, joint venture or similar arrangement between the Company and such investor or (ii) any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) who acquire such shares other than through a registered, public offering; and
     (b) the repurchase by the Company and its Subsidiaries of capital stock of the Company in order to reduce or eliminate the dilution which would otherwise be caused by the transaction described in clause (a) above.
     "Subsidiary" of a Person means any corporation, association, partnership, limited liability company, joint venture or other business entity of which more than 50% of the voting stock , membership interests or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof. Unless the context otherwise clearly requires, references herein to a "Subsidiary" refer to a Subsidiary of the Company.
     "Surety Instruments" means all letters of credit (including standby and commercial), banker's acceptances, bank guaranties, shipside bonds, surety bonds and similar instruments.
     "Swap Contract" means any agreement, whether or not in writing, relating to any transaction that is a rate swap, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap or option, bond, note or bill option, interest rate option, forward foreign exchange transaction, cap, collar or floor transaction, currency swap, cross-currency rate swap, swaption, currency option or any other, similar transaction (including any option to enter into any of the foregoing) or any combination of the foregoing, and, unless the context otherwise clearly requires, any master agreement relating to or governing any or all of the foregoing.
     "Swap Termination Value" means, in respect of any one or more Swap Contracts, after taking into account the effect of any legally enforceable netting agreement relating to such Swap Contracts, (a) for any date on or after the date such Swap Contracts have been closed out and termination value(s) determined in accordance therewith, such termination value(s), and (b) for any date prior to the date referenced in clause (a), the amount(s) determined as the mark-to-market value(s) for such Swap Contracts, as determined in good faith by the Company based upon one or more mid-market or other readily available quotations provided by any recognized dealer in such Swap Contracts (which may include any Bank).
     "Tangible Net Worth" means, as of the date of determination, the amount equal to (a) the gross book value of the assets of the Company and its consolidated Subsidiaries minus (b) the sum of
(i) all applicable reserves and liabilities (including accrued and deferred income taxes and all liabilities whether or not by their terms they are subordinated liabilities) and (ii) the book value of all Intangibles.
     "Taxes" means any and all present or future taxes, levies, assessments, imposts, duties, deductions, fees, withholdings or similar charges, and all liabilities with respect thereto, excluding, in the case of each Bank and the Agent, respectively, taxes imposed on or measured by its net income by the jurisdiction (or any political subdivision thereof) under the laws of which such Bank or the Agent, as the case may be, is organized or maintains a lending office.

     "Type" has the meaning specified in the definition of "Committed Loan."
     "Unfunded Pension Liability" means the excess of a Plan's benefit liabilities under Section 4001(a)(16) of ERISA, over the current value of that Plan's assets, determined in accordance with the assumptions used for funding the Pension Plan pursuant to Section 412 of the Code for the applicable plan year.
     "United States" and "U.S." each means the United States of America.
     "Wholly-Owned Subsidiary" means any corporation in which (other than directors' qualifying shares required by law) 100% of the capital stock of each class having ordinary voting power, and 100% of the capital stock of every other class, in each case, at the time as of which any determination is being made, is owned, beneficially and of record, by the Company, or by one or more of the other Wholly-Owned Subsidiaries, or both.
     "Year 2000 problem" means the inability of computers, as well as embedded microchips in non-computing devices, to perform properly date-sensitive functions with respect to certain dates prior to and after December 31, 1999.Other Interpretive Provisions.
(a) The meanings of defined terms are equally applicable to the singular and plural forms of the defined terms.
(b) The words "hereof", "herein", "hereunder" and similar words refer to this Agreement as a whole and not to any particular provision of this Agreement; and subsection, Section, Article, Annex, Schedule and Exhibit references are to this Agreement unless otherwise specified.
(c) (i) The term "documents" includes any and all instruments, documents, agreements, certificates, indentures, notices and other writings, however evidenced.
(ii) The term "including" is not limiting and means "including without limitation."
(iii) In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including"; the words "to" and "until" each mean "to but excluding", and the word "through" means "to and including."
(d) Unless otherwise expressly provided herein, (i) references to agreements (including this Agreement) and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Loan Document, and (ii) references to any statute or regulation are to be construed as including all statutory and regulatory provisions consolidating, amending, replacing, supplementing or interpreting the statute or regulation.

(e) The captions and headings of this Agreement are for convenience of reference only and shall not affect the interpretation of this Agreement.
(f) This Agreement and other Loan Documents may use several different limitations, tests or measurements to regulate the same or similar matters. All such limitations, tests and measurements are cumulative and shall each be performed in accordance with their terms. Unless otherwise expressly provided, any reference to any action of the Agent or the Banks by way of consent, approval or waiver shall be deemed modified by the phrase "in its/their sole discretion."
(g) This Agreement and the other Loan Documents are the result of negotiations among and have been reviewed by counsel to the Agent, the Company and the other parties, and are the products of all parties. Accordingly, they shall not be construed against the Banks or the Agent merely because of the Agent's or Banks' involvement in their preparation. Accounting Principles.
(a) Unless the context otherwise clearly requires, all accounting terms not expressly defined herein shall be construed, and all financial computations required under this Agreement shall be made, in accordance with GAAP, consistently applied.
(b) References herein to "fiscal year" and "fiscal quarter" refer to such fiscal periods of the Company.
ARTICLE II
THE CREDITS
     2.01    AMOUNTS AND TERMS OF COMMITMENTS.
          Each Bank severally agrees, on the terms and conditions set forth herein, to make Committed Loans to the Company from time to time on any Business Day during the period from the Closing Date to the Revolving Termination Date, in an aggregate amount not to exceed at any time outstanding the amount set forth on Schedule 2.01 (such amount, as the same may be increased under Section 2.07, reduced under Section 2.08 or increased or reduced as a result of one or more assignments under Section 11.08, the Bank's "Commitment"); provided, however, that, after giving effect to any Committed Borrowing, the Effective Amount of all outstanding Committed Loans and Bid Loans and the Effective Amount of all L/C Obligations, shall not at any time exceed the combined Commitments; and provided further, that the Effective Amount of the Committed Loans of any Bank plus the participation of such Bank in the Effective Amount of all L/C Obligations shall not at any time exceed such Bank's Commitment. Within the limits of each Bank's Commitment, and subject to the other terms and conditions hereof, the Company may borrow under this
Section 2.01, prepay under Section 2.09 and reborrow under this
Section 2.01.

    2.02    Loan Accounts.
           (a) The Loans made by each Bank and the Letters of Credit Issued by the Issuing Bank shall be evidenced by one or more accounts or records maintained by such Bank or Issuing Bank, as the case may be, in the ordinary course of business. The accounts or records maintained by the Agent, the Issuing Bank and each Bank shall be conclusive absent manifest error of the amount of the Loans made by the Banks to the Company and the Letters of Credit Issued for the account of the Company, and the interest and payments thereon. Any failure so to record or any error in doing so shall not, however, limit or otherwise affect the obligation of the Company hereunder or under any other Loan Document to pay any amount owing with respect to the Loans or any Letter of Credit.
            (b) Upon the request of any Bank made through the Agent, the Committed Loans made by such Bank may be evidenced by one or more notes in the form of Exhibit F-1 (a "Committed Loan Note"), and the Bid Loans made by such bank may be evidenced by one or more notes in the form of Exhibit F-2 (a "Bid Loan Note"), in each case instead of or in addition to loan accounts. Each such Bank shall endorse on the schedules annexed to its Note(s) the date, amount and maturity of each Loan made by it and the amount of each payment of principal made by the Company with respect thereto. Each such Bank is irrevocably authorized by the Company to endorse its Note(s) and each Bank's record shall be conclusive absent manifest error; provided, however, that the failure of a Bank to make, or an error in making, a notation thereon with respect to any Loan shall not limit or otherwise affect the obligations of the Company hereunder or under any such Note to such Bank or under any other Loan Document.
    2.03   Procedure for Committed Borrowing.
          (a) Each Committed Borrowing shall be made upon the Company's irrevocable written notice delivered to the Agent in the form of a Notice of Borrowing, which notice must be received by the Agent prior to (i) 9:00 a.m. (San Francisco time) three Business Days prior to the requested Borrowing Date, in the case of Offshore Rate Committed Loans; and (ii) 8:00 a.m. (San Francisco time) on the requested Borrowing Date, in the case of Base Rate Committed Loans, specifying:
     (A) the amount of the Committed Borrowing, which shall be in an aggregate minimum amount of $5,000,000 or any integral multiple of $1,000,000 in excess thereof;

     (B) the requested Borrowing Date, which shall be a Business Day;
     (C)   the Type of Loans comprising the Committed Borrowing;
and
     (D) the duration of the Interest Period applicable to such Committed Loans included in such notice. If the Notice of Borrowing fails to specify the duration of the Interest Period for any Committed Borrowing comprised Offshore Rate Loans, such Interest Period shall be three months.
          (b) The Agent will promptly notify each Bank of its receipt of any Notice of Borrowing and of the amount of such Bank's Pro Rata Share of that Committed Borrowing.
          (c) Each Bank will make the amount of its Pro Rata Share of each Committed Borrowing available to the Agent for the account of the Company at the Agent's Payment Office by 11:00 a.m. (San Francisco time) on the Borrowing Date requested by the Company in funds immediately available to the Agent. The proceeds of all such Loans will then be made available to the Company by the Agent at such office by crediting the account of the Company on the books of BofA with the aggregate of the amounts made available to the Agent by the Banks and in like funds as received by the Agent or by wire transfer in accordance with written instructions provided to the Agent by the Company of like funds as received by the Agent.
           (d) After giving effect to any Committed Borrowing, unless the Agent shall otherwise consent, there may not be more than 10 different Interest Periods in effect for Committed Loans and Bid Loans then outstanding.
     2.04   Conversion and Continuation Elections for Committed
Borrowings.
           (a) The Company may, upon irrevocable written notice to the Agent in accordance with subsection 2.04(b):
(i) elect, as of any Business Day, in the case of Base Rate Committed Loans, or as of the last day of the applicable Interest Period, in the case of Offshore Rate Committed Loans, to convert any such Loans (or any part thereof in an amount not less than $5,000,000, or that is in an integral multiple of $1,000,000 in excess thereof) into Loans of the other Type; or
(ii) elect as of the last day of the applicable Interest Period, to continue any Offshore Rate Committed Loans having Interest Periods expiring on such day (or any part thereof in an amount not less than $5,000,000, or that is in an integral multiple of $1,000,000 in excess thereof);
provided, that if at any time the aggregate amount of Offshore Rate Committed Loans in respect of any Committed Borrowing is reduced, by payment, prepayment, or conversion of part thereof to be less than $5,000,000, such Offshore Rate Committed Loans shall automatically convert into Base Rate Committed Loans, and on and after such date the right of the Company to continue such Offshore Rate Committed Loans as Offshore Rate Committed Loans shall terminate.
(b) The Company shall deliver a Notice of Conversion / Continuation to be received by the Agent not later than (i) 9:00 a.m. (San Francisco time) at least three Business Days in advance of the Conversion / Continuation Date, if the Committed Loans are to be converted into or continued as Offshore Rate Committed Loans; and (ii) 8:00 a.m. (San Francisco time) on the Conversion / Continuation Date, if the Committed Loans are to be converted into Base Rate Committed Loans, specifying:
(A)  the proposed Conversion / Continuation Date;
(B) the aggregate amount of Committed Loans to be converted or continued;
(C) the Type of Committed Loans resulting from the proposed conversion or continuation; and
(D) other than in the case of conversions into Base Rate Committed Loans, the duration of the requested Interest Period.
     (c) If upon the expiration of any Interest Period applicable to Offshore Rate Committed Loans, the Company has failed to select timely a new Interest Period to be applicable to such Offshore Rate Committed Loans, or if any Default or Event of Default then exists and the Agent or the Majority Banks so require, the Company shall be deemed to have elected to convert such Offshore Rate Committed Loans into Base Rate Committed Loans effective as of the expiration date of such Interest Period.
     (d) The Agent will promptly notify each Bank of its receipt of a Notice of Conversion / Continuation, or, if no timely notice is provided by the Company, the Agent will promptly notify each Bank of the details of any automatic conversion. All conversions and continuations shall be made ratably according to the respective outstanding principal amounts of the Committed Loans with respect to which the notice was given held by each Bank.
     (e) Unless the Majority Banks otherwise consent, during the existence of a Default or Event of Default, the Company may not elect to have a Committed Loan converted into or continued as an Offshore Rate Committed Loan.
     (f) After giving effect to any conversion or continuation of Committed Loans, unless the Agent shall otherwise consent, there may not be more than 10 different Interest Periods in effect for Committed Loans and Bid Loans then outstanding.

     2.05 Bid Borrowings. In addition to Committed Borrowings pursuant to Section 2.03, each Bank severally agrees that the Company may, as set forth in Section 2.06, from time to time request the Banks prior to the Revolving Termination Date to submit offers to make Bid Loans to the Company; provided, however, that the Banks may, but shall have no obligation to, submit such offers and the Company may, but shall have no obligation to, accept any such offers; and provided, further, that at no time shall (a) the Effective Amount of all outstanding Committed Loans and Bid Loans and the Effective Amount of all L/C Obligations exceed the combined Commitments; or (b) unless the Agent shall otherwise consent, the number of Interest Periods for Bid Loans then outstanding plus the number of Interest Periods for Committed Loans then outstanding exceed ten.

     2.06   Procedure for Bid Borrowings.
(a) When the Company wishes to request the Banks to submit offers to make Bid Loans hereunder, it shall transmit to the Agent by telephone call followed promptly by facsimile transmission a notice in substantially the form of Exhibit H (a "Competitive Bid Request") so as to be received no later than 7:00 a.m. (San Francisco time) (x) four Business Days prior to the date of a proposed Bid Borrowing in the case of a LIBOR Auction, or (y) one Business Day prior to the date of a proposed Bid Borrowing in the case of an Absolute Rate Auction, specifying:
(i) the date of such Bid Borrowing, which shall be a Business Day;
(ii) the aggregate amount of such Bid Borrowing, which shall be a minimum amount of $5,000,000 or in integral multiples of $1,000,000 in excess thereof;
(iii) whether the Competitive Bids requested are to be for LIBOR Bid Loans or Absolute Rate Bid Loans or both; and
(iv)  the duration of the Interest Period
applicable thereto, subject to the provisions of the definition of "Interest Period" herein.
Subject to subsection 2.06(c), the Company may not request Competitive Bids for more than three Interest Periods in a single Competitive Bid Request and may not request Competitive Bids more than once in any period of five Business Days.

(b)  Upon receipt of a Competitive Bid Request, the
Agent will promptly send to the Banks by facsimile transmission an Invitation for Competitive Bids, which shall constitute an invitation by the Company to each Bank to submit Competitive Bids offering to make the Bid Loans to which such Competitive Bid Request relates in accordance with this Section 2.06.
(c) (i) Each Bank may at its discretion submit a Competitive Bid containing an offer or offers to make Bid
Loans in response to any Invitation for Competitive Bids.
Each Competitive Bid must comply with the requirements of this subsection 2.06(c) and must be submitted to the Agent by facsimile transmission at the Agent's office for notices set forth on the signature pages hereto not later than
(1) 6:30 a.m. (San Francisco time) three Business Days prior to the proposed date of Borrowing, in the case of a LIBOR
Auction or (2) 6:30 a.m. (San Francisco time) on the proposed date of Borrowing, in the case of an Absolute Rate Auction; provided that Competitive Bids submitted by the Agent (or any Affiliate of the Agent) in the capacity of a Bank may be submitted, and may only be submitted, if the Agent or such Affiliate notifies the Company of the terms of the offer or offers contained therein not later than
(A) 6:15 a.m. (San Francisco time) three Business Days prior to the proposed date of Borrowing, in the case of a LIBOR
Auction or (B) 6:15 a.m. (San Francisco time) on the proposed date of Borrowing, in the case of an Absolute Rate Auction.
(ii)  Each Competitive Bid shall be in
substantially the form of Exhibit J, specifying therein:
(A)  the proposed date of Borrowing;
(B)  the principal amount of each Bid Loan
for which such Competitive Bid is being made, which principal amount (x) may be equal to, greater than or less than the Commitment of the quoting Bank, (y) must be $5,000,000 or an integral multiple of $1,000,000 in excess thereof, and (z) may not exceed the principal amount of Bid Loans for which Competitive Bids were requested;
(C)  in case the Company elects a LIBOR
Auction, the margin above or below LIBOR (the "LIBOR
Bid Margin") offered for each such Bid Loan, expressed in multiples of 1/1000th of one basis point to be added to or subtracted from the applicable LIBOR and the Interest Period applicable thereto;

(D)  in case the Company elects an Absolute
Rate Auction, the rate of interest per annum expressed in multiples of 1/1000th of one basis point (the
"Absolute Rate") offered for each such Bid Loan; and
(E)  the identity of the quoting Bank.
A Competitive Bid may contain up to three separate offers by the quoting Bank with respect to each Interest Period specified in the related Invitation for Competitive Bids.
(iii) Any Competitive Bid shall be disregarded if it:
(A)  is not substantially in conformity with
Exhibit J or does not specify all of the information required by subsection (c)(ii) of this Section;
(B)  contains qualifying, conditional or
similar language;
(C) proposes terms other than or in addition to those set forth in the applicable Invitation for Competitive Bids; or
(D)  arrives after the time set forth in
subsection (c)(i).
 (d)  Promptly on receipt and not later than 7:00 a.m.
(San Francisco time) three Business Days prior to the proposed date of Borrowing in the case of a LIBOR Auction, or 7:00 a.m. (San Francisco time) on the proposed date of Borrowing, in the case of an Absolute Rate Auction, the Agent will notify the Company of the terms (i) of any Competitive Bid submitted by a Bank that is in accordance with subsection 2.06(c), and (ii) of any Competitive Bid that amends, modifies or is otherwise inconsistent with a previous Competitive Bid submitted by such Bank with respect to the same Competitive Bid Request. Any such subsequent Competitive Bid shall be disregarded by the Agent unless such subsequent Competitive Bid is submitted solely to correct a manifest error in such former Competitive Bid and only if received within the times set forth in subsection 2.06(c).
The Agent's notice to the Company shall specify (1) the aggregate principal amount of Bid Loans for which offers have been received for each Interest Period specified in the related Competitive Bid Request; and (2) the respective principal amounts and LIBOR Bid Margins or Absolute Rates, as the case may be, so offered. Subject only to the provisions of Sections 4.02, 4.05 and 5.02 and the provisions of this subsection (d), any Competitive Bid shall be irrevocable except with the written consent of the Agent given on the written instructions of the Company.

(e) Not later than 7:30 a.m. (San Francisco time) three Business Days prior to the proposed date of Borrowing, in the case of a LIBOR Auction, or 7:30 a.m. (San Francisco time) on the proposed date of Borrowing, in the case of an Absolute Rate Auction, the Company shall notify the Agent of its acceptance or non-acceptance of the offers so notified to it pursuant to subsection 2.06(d). The Company shall be under no obligation to accept any offer and may choose to reject all offers. In the case of acceptance, such notice shall specify the aggregate principal amount of offers for each Interest Period that is accepted. The Company may accept any Competitive Bid in whole or in part; provided that:
(i)  the aggregate principal amount of each Bid
Borrowing may not exceed the applicable amount set forth in the related Competitive Bid Request;
(ii) the principal amount of each Bid Borrowing must be $5,000,000 or in any integral multiple of $1,000,000 in excess thereof;
(iii) acceptance of offers may only be made on the basis of ascending LIBOR Bid Margins or Absolute Rates within each Interest Period, as the case may be; and
(iv) the Company may not accept any offer that is described in subsection 2.06(c)(iii) or that otherwise fails to comply with the requirements of this Agreement.
(f) If offers are made by two or more Banks with the same LIBOR Bid Margins or Absolute Rates, as the case may be, for a greater aggregate principal amount than the amount in respect of which such offers are accepted for the related Interest Period, the principal amount of Bid Loans in respect of which such offers are accepted shall be allocated by the Agent among such Banks as nearly as possible (in such integral multiples, not less than $1,000,000, as the Agent may deem appropriate) in proportion to the aggregate principal amounts of such offers. Determination by the Agent of the amounts of Bid Loans shall be conclusive in the absence of manifest error.
(g) (i) The Agent will promptly notify each Bank having submitted a Competitive Bid if its offer has been accepted and, if its offer has been accepted, of the amount of the Bid Loan or Bid Loans to be made by it on the date of the Bid Borrowing.
(ii) Each Bank which has received notice pursuant to subsection 2.06(g)(i) that its Competitive Bid has been accepted shall make the amounts of such Bid Loans available to the Agent for the account of the Company at the Agent's Payment Office, by 11:00 a.m. (San Francisco time) in the case of Absolute Rate Bid Loans, and by

11:00 a.m. (San Francisco time) in the case of LIBOR Bid Loans, on such date of Bid Borrowing, in funds immediately available to the Agent for the account of the Company at the Agent's Payment Office.
(iii)     Promptly following each Bid Borrowing,
the Agent shall notify each Bank of the ranges of bids submitted and the highest and lowest Bids accepted for each Interest Period requested by the Company and the aggregate amount borrowed pursuant to such Bid Borrowing.
(iv) From time to time, the Company and the Banks shall furnish such information to the Agent as the Agent may request relating to the making of Bid Loans, including the amounts, interest rates, dates of borrowings and maturities thereof, for purposes of the allocation of amounts received from the Company for payment of all amounts owing hereunder.

          (h) If, on or prior to the proposed date of Borrowing, the Commitments have not been terminated and if, on such proposed date of Borrowing all applicable conditions to funding referenced in Sections 4.02, 4.05 and 5.02 are satisfied, the Banks whose offers the Company has accepted will fund each Bid Loan so accepted. Nothing in this Section 2.06 shall be construed as a right of first offer in favor of the Banks or to otherwise limit the ability of the Company to request and accept credit facilities from any Person (including any of the Banks), provided that no Default or Event of Default would otherwise arise or exist as a result of the Company executing, delivering or performing under such credit facilities.

     2.07 Increase in Commitments. (a) The Company shall have the right at any time and from time to time (provided, that such right may not be exercised by the Company more than twice) prior to the date which is two years after the Closing Date to increase the aggregate Commitments hereunder by a cumulative, aggregate amount which is less than or equal to $150,000,000 by
(i) requesting (which request may be agreed to or declined by such Bank in its sole discretion) that one or more Banks (each, an "Increasing Bank") increase its respective Commitment or (ii) by adding to this Agreement one or more financial institutions (each such Person, an "Additional Bank"), provided, however, that each Additional Bank shall be an Eligible Assignee and shall be approved by the Agent, such approval not to be unreasonably withheld. Such increase shall be effectuated pursuant to an agreement with such Increasing Bank or Additional Bank in form and substance satisfactory to the Company and the Agent pursuant to which (x) in the case of an Additional Bank, such Additional Bank shall undertake a Commitment, which Commitment shall be in an amount at least equal to $10,000,000 or any integral multiple of $1,000,000 in excess thereof, (y) in the case of an Increasing Bank, such Increasing Bank shall increase its Commitment, which increase in its Commitment shall be at least equal to $5,000,000 or in integral multiple of $1,000,000 in excess thereof, and (z) in each case, such Person shall purchase from the Issuing Bank a risk participation in the amount necessary to cause it to hold a risk participation in its Pro Rata Share of each outstanding Letter of Credit in accordance with the provisions of subsection 3.03(a). Upon the effectiveness of any such agreement and its acknowledgement by the Agent (the date of such effectiveness and acknowledgement, the "Increased Commitment Date"), such Additional Bank shall thereupon become a "Bank" for all purposes of this Agreement with a Commitment in the amount set forth in such agreement or, as applicable, the Commitment of such Increasing Bank shall be increased in the amount set forth in such agreement, and this Agreement (including Schedule 2.01) shall be deemed amended to the extent, but only to the extent, necessary to reflect the addition of such Additional Bank or the increased Commitment of such Increasing Bank, the resulting adjustment of the Commitments arising therefrom and the adjustments described in subsection 2.07(d).
 (b) Any increase in the aggregate Commitments under this Section 2.07 shall not be effective unless:
   (i) the Company shall have given the Agent notice of such increase at least 20 Business Days (or such shorter period as the Agent may agree to in the given instance) prior to any such proposed Increased Commitment Date;
  (ii) no Default or Event of Default shall have occurred and be continuing as of the date of the notice referred to in the foregoing clause (i) or on the Increased Commitment Date; and
 (iii) the representations and warranties of the Company in Article VI and of the Guarantors in the Guaranty shall be true and correct on and as of the date of the notice referred to in clause (i) and on and as of the Increased Commitment Date with the same effect as if made on and as of such notice date or Increased Commitment Date (except to the extent such representations and warranties expressly refer to an earlier date, in which case they shall be true and correct as of such earlier date).
Each notice given by the Company pursuant to subsection 2.07(b)(i) shall constitute a representation and warranty by the

Company hereunder, as of the date of each such notice and as of each Increased Commitment Date, and after giving effect to the increase in aggregate Commitments effective thereon, that the conditions in this subsection 2.07(b) are satisfied.
    (c) Effective on the Increased Commitment Date, (i) the amount of each Bank's risk participation in all outstanding Letters of Credit shall be deemed to be automatically increased or decreased, as applicable, to reflect any changes in such Bank's Pro Rata Share after giving effect to the increase in the aggregate Commitments effective thereon, and (ii) the amount of Committed Loans then outstanding and held by each Bank shall be adjusted to reflect any such changes in such Bank's Pro Rata Share, subject to Section 4.04. Each Bank having Committed Loans then outstanding and whose Pro Rata Share has been decreased as a result of the increase in the aggregate Commitments shall be deemed to have assigned, without recourse, such portion of such Committed Loans as shall be necessary to effectuate such adjustment to the Additional Banks and Increasing Banks. Each Additional Bank and Increasing Bank shall (x) be deemed to have assumed such portion of such Committed Loans and (y) fund on the Increased Commitment Date such assumed amounts to the Agent for the account of the assigning Bank in accordance with the provisions hereof.
     (b) The Agent shall promptly notify the Banks and the Company of any increase in the aggregate Commitments under this Section and of each Bank's Pro Rata Share after giving effect to any such increase.

     2.08 Voluntary Termination or Reduction of Commitments. The Company may, upon not less than five Business Days' prior notice to the Agent, terminate the Commitments, or permanently reduce the Commitments by an aggregate minimum amount of $5,000,000 or any integral multiple of $1,000,000 in excess thereof; unless, after giving effect thereto and to any prepayments of Loans made on the effective date thereof, (a) the Effective Amount of all Committed Loans, Bid Loans and L/C Obligations together would exceed the amount of the combined Commitments then in effect, or (b) the Effective Amount of all L/C Obligations (net of any Cash Collateral provided on account thereof) then outstanding would exceed the L/C Commitment.
Except to the extent provided in Section 2.07, once reduced in accordance with this Section, the Commitments may not be increased. Any reduction of the Commitments shall be applied to each Bank according to its Pro Rata Share. If and to the extent specified by the Company in the notice to the Agent, some or all of the reduction in the combined Commitments shall be applied to reduce the L/C Commitment. All accrued commitment and letter of credit fees to, but not including, the effective date of any termination of Commitments, shall be paid on the effective date of such termination.
     2.09     Optional Prepayments.
          (a) Subject to Section 4.04, the Company may, at any time or from time to time, upon delivering irrevocable written notice to the Agent in the form of a Notice of Prepayment, which notice must be received by the Agent prior to (i) 8:00 a.m. (San Francisco time) on the requested prepayment date in the case of a prepayment of Base Rate Committed Loans and (ii) 9:00 a.m. (San Francisco time) three Business Days' prior to the requested prepayment date in the case of a prepayment of Offshore Rate Committed Loans, ratably prepay Committed Loans in whole or in part, in minimum amounts of $5,000,000 or any integral multiple of $1,000,000 in excess thereof. Such notice of prepayment shall specify the date and amount of such prepayment and the Type(s) of Committed Loans to be prepaid. The Agent will promptly notify each Bank of its receipt of any such notice, and of such Bank's Pro Rata Share of such prepayment. If such notice is given by the Company, the Company shall make such prepayment and the payment amount specified in such notice shall be due and payable on the date specified therein, together with accrued interest to each such date on the amount of Offshore Rate Committed Loans prepaid and any amounts required pursuant to Section 4.04.
(b) Bid Loans may not be voluntarily prepaid other than with the consent of the applicable Bid Loan Lender.
     2.10 Mandatory Cash Collateralization of Letters of Credit; Mandatory Prepayments of Loans. If on any date the Effective Amount of L/C Obligations exceeds the L/C Commitment, the Company shall Cash Collateralize on such date the outstanding Letters of Credit in an amount equal to the excess of the maximum amount then available to be drawn under the Letters of Credit over the Aggregate L/C Commitment. Subject to Section 4.04, if on any date after giving effect to any Cash Collateralization made on such date pursuant to the preceding sentence, the Effective Amount of all Committed Loans and Bid Loans then outstanding plus the Effective Amount of all L/C Obligations exceeds the combined Commitments, the Company shall immediately, and without notice or demand, prepay the outstanding principal amount of the Committed Loans and L/C Advances by an amount equal to the applicable excess.

     2.11     Repayment.
The Company shall repay each Bid Loan on the last day of the relevant Interest Period, and shall repay in full on the Revolving Termination Date the aggregate principal amount of Loans outstanding on such date.
     2.12     Interest.
(a) Each Committed Loan shall bear interest on the outstanding principal amount thereof from the applicable Borrowing Date at a rate per annum equal to the LIBO Rate or the Base Rate, as the case may be (and subject to the Company's right to convert to other Types of Loans under Section 2.04), plus the Applicable Amount. Each Bid Loan shall bear interest on the outstanding principal amount thereof from the relevant Borrowing Date at a rate per annum equal to the LIBO Rate plus (or minus) the LIBOR Bid Margin, or at the Absolute Rate, as the case may be.
(b) Interest on each Loan shall be paid in arrears on each Interest Payment Date. Interest shall also be paid on the date of any prepayment of Offshore Rate Committed Loans under
Section 2.09 for the portion of the Offshore Rate Committed Loans so prepaid and upon payment (including prepayment) in full thereof and, during the existence of any Event of Default, interest shall be paid on demand of the Agent at the request or with the consent of the Majority Banks.
(c) Notwithstanding subsection (a) of this Section, while any Event of Default exists or after acceleration, the Company shall pay interest (after as well as before entry of judgment thereon to the extent permitted by law) on the principal amount of all outstanding Obligations, at a rate per annum which is determined by adding 2% per annum to the Applicable Amount then in effect for such Loans and, in the case of Obligations not subject to an Applicable Amount, at a rate per annum equal to the Base Rate plus 2%; provided, however, that, on and after the expiration of any Interest Period applicable to any Offshore Rate Loan outstanding on the date of occurrence of such Event of Default or acceleration, the principal amount of such Loan shall, during the continuation of such Event of Default or after acceleration, bear interest at a rate per annum equal to the Base Rate plus 2%.
          (d) Anything herein to the contrary notwithstanding, the obligations of the Company to any Bank hereunder shall be subject to the limitation that payments of interest shall not be required for any period for which interest is computed hereunder, to the extent (but only to the extent) that contracting for or receiving such payment by such Bank would be contrary to the provisions of any law applicable to such Bank limiting the highest rate of interest that may be lawfully contracted for, charged or received by such Bank, and in such event the Company shall pay such Bank interest at the highest rate permitted by applicable law.

     2.13     Fees.  In addition to certain fees described in
Section 3.08:
(a) Arrangement, Administrative Fees. The Company shall pay certain arrangement fees to the Lead Arranger for the Lead Arranger's own account, and shall pay certain administrative fees to the Agent for the Agent's own account, as required by the letter agreement ("Fee Letter") between the Company and the Lead Arranger and Agent dated October 27, 1998.
(b)  Commitment Fees.  The Company shall pay to the
Agent for the account of each Bank a commitment fee on the actual daily unused portion of such Bank's Commitment, computed on a quarterly basis in arrears on the last Business Day of each calendar quarter based upon the daily utilization for that quarter as calculated by the Agent, at a per annum rate equal to the Applicable Amount. For purposes of calculating utilization under this subsection, the Commitments shall be deemed used to the extent of the Effective Amount of Committed Loans then outstanding, plus the Effective Amount of L/C Obligations then outstanding. Such commitment fee shall accrue from the Closing Date to the Revolving Termination Date and shall be due and payable quarterly in arrears on the last Business Day of each calendar quarter (commencing on March 31, 1999) through the Revolving Termination Date, with the final payment to be made on the Revolving Termination Date. The commitment fees provided in this subsection shall accrue at all times after the above-mentioned commencement date, including at any time during which one or more conditions in Article V are not met.
          (c) Utilization Fees The Company shall pay to the Agent for the account of each Bank a utilization fee on the actual daily Effective Amount of such Bank's Committed and Bid Loans and Pro Rata Share of the Effective Amount of L/C Obligations outstanding hereunder with respect to each day on which the Effective Amount of Committed Loans, Bid Loans and L/C Obligations then outstanding exceed 50% of the combined Commitments (each such day, a "Utilization Fee Day". Such fee shall be computed with respect to each Utilization Fee Day at a rate equal to 0.10% per annum, and shall accrue with respect to each Utilization Fee Day occurring on and after the Closing Date to the later to occur of (i) the Revolving Termination Date and
(ii) the date on which all Loans and L/C Obligations and interest thereon are paid in full, and, to the extent accrued


                               78
during such period, shall be due and payable quarterly in arrears on the last Business Day of each calendar quarter (commencing on March 31, 1999) through the later to occur of (x) the Revolving Termination Date and (y) the date on which all Loans and L/C Obligations and interest thereon are paid in full, with the final payment to be made on the latest to occur of such dates.

    2.14    Computation of Fees and Interest.
          (a) All computations of interest for Base Rate Committed Loans when the Base Rate is determined by BofA's "reference rate" shall be made on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed. All other computations of fees and interest shall be made on the basis of a 360-day year and actual days elapsed (which results in more interest being paid than if computed on the basis of a 365-day year). Interest and fees shall accrue during each period during which interest or such fees are computed from the first day thereof to the last day thereof.
          (b) Each determination of an interest rate by the Agent shall be conclusive and binding on the Company and the Banks in the absence of manifest error. The Agent will, at the request of the Company or any Bank, deliver to the Company or the Bank, as the case may be, a statement showing the quotations used by the Agent in determining any interest rate and the resulting interest rate.

     2.15    Payments by the Company.
          (a) All payments to be made by the Company shall be made without set-off, recoupment or counterclaim. Except as otherwise expressly provided herein, all payments by the Company shall be made to the Agent for the account of the Banks at the Agent's Payment Office, and shall be made in dollars and in immediately available funds, no later than 11:00 a.m. (San Francisco time) on the date specified herein. The Agent will promptly distribute to each Bank its Pro Rata Share (or other applicable share as expressly provided herein) of such payment in like funds as received. Any payment received by the Agent later than 11:00 a.m. (San Francisco time) shall (unless the Agent shall otherwise agree) be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue.
          (b) Subject to the provisions set forth in the definition of "Interest Period" herein, whenever any payment is due on a day other than a Business Day, such payment shall be made on the following Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be.

          (c) Unless the Agent receives notice from the Company prior to the date on which any payment is due to the Banks that the Company will not make such payment in full as and when required, the Agent may assume that the Company has made such payment in full to the Agent on such date in immediately available funds and the Agent may (but shall not be so required), in reliance upon such assumption, distribute to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent the Company has not made such payment in full to the Agent, each Bank shall repay to the Agent on demand such amount distributed to such Bank, together with interest thereon at the Federal Funds Rate for each day from the date such amount is distributed to such Bank until the date repaid.

     2.15    Payments by the Banks to the Agent.
          (a) Unless the Agent receives notice from a Bank on or prior to the Closing Date or, with respect to any Borrowing after the Closing Date, no later than (i) one Business Day prior to the date of such Borrowing, in the case of a Borrowing of Offshore Rate Committed Loans or (ii) 10:00 a.m. (San Francisco time) on the requested date of Borrowing, in the case of a Borrowing of any other type of Loans, that such Bank will not make available as and when required hereunder to the Agent for the account of the Company the amount of that Bank's Pro Rata Share of the Borrowing, the Agent may assume that each Bank has made such amount available to the Agent in immediately available funds on the Borrowing Date and the Agent may (but shall not be so required), in reliance upon such assumption, make available to the Company on such date a corresponding amount. If and to the extent any Bank shall not have made its full amount available to the Agent in immediately available funds and the Agent in such circumstances has made available to the Company such amount, that Bank shall on the Business Day following such Borrowing Date make such amount available to the Agent, together with interest at the Federal Funds Rate for each day during such period. A notice of the Agent submitted to any Bank with respect to amounts owing under this subsection (a) shall be conclusive, absent manifest error. If such amount is so made available, such payment to the Agent shall constitute such Bank's Loan on the date of Borrowing for all purposes of this Agreement. If such amount is not made available to the Agent on the Business Day following the Borrowing Date, the Agent will notify the Company of such failure to fund and, upon demand by the Agent, the Company shall pay such amount to the Agent for the Agent's account, together with interest thereon for each day elapsed since the date of such Borrowing, at a rate per annum equal to the interest rate applicable at the time to the Loans comprising such Borrowing.
          (b) The failure of any Bank to make any Loan on any Borrowing Date shall not relieve any other Bank of any obligation hereunder to make a Loan on such Borrowing Date, but no Bank shall be responsible for the failure of any other Bank to make the Loan to be made by such other Bank on any Borrowing Date.

     2.17     Sharing of Payments, Etc.     If, other than as
expressly provided elsewhere herein, any Bank shall obtain on account of the Loans made by it any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) in excess of its ratable share (or other share contemplated hereunder), such Bank shall immediately (a) notify the Agent of such fact, and (b) purchase from the other Banks such participations in the Loans made by them as shall be necessary to cause such purchasing Bank to share the excess payment pro rata with each of them; provided, however, that if all or any portion of such excess payment is thereafter recovered from the purchasing Bank, such purchase shall to that extent be rescinded and each other Bank shall repay to the purchasing Bank the purchase price paid therefor, together with an amount equal to such paying Bank's ratable share (according to the proportion of (i) the amount of such paying Bank's required repayment to
(ii) the total amount so recovered from the purchasing Bank) of any interest or other amount paid or payable by the purchasing Bank in respect of the total amount so recovered. The Company agrees that any Bank so purchasing a participation from another Bank may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off, but subject to Section 11.10) with respect to such participation as fully as if such Bank were the direct creditor of the Company in the amount of such participation. The Agent will keep records (which shall be conclusive and binding in the absence of manifest error) of participations purchased under this Section and will in each case notify the Banks and the Company following any such purchases or repayments.

     2.18     Guaranty.    The Obligations shall be
unconditionally and irrevocably guaranteed by the Guarantors pursuant to the Guaranty.

article iii
THE LETTERS OF CREDIT
     3.01     The Letter of Credit Subfacility.
(a)  On the terms and conditions set forth herein
(i) the Issuing Bank agrees, (A) from time to time on any Business Day during the period from the Closing Date to the Revolving Termination Date to issue Letters of Credit for the account of the Company, and to amend or renew Letters of Credit previously issued by it, in accordance with subsections 3.02(c) and 3.02(d), and (B) to honor drafts under the Letters of Credit; and (ii) the Banks severally agree to participate in Letters of Credit Issued for the account of the Company; provided, that the Issuing Bank shall not be obligated to Issue, and no Bank shall be obligated to participate in, any Letter of Credit if as of the date of Issuance of such Letter of Credit (the "Issuance Date")
(1) the Effective Amount of all L/C Obligations plus the Effective Amount of all Committed Loans and Bid Loans exceeds the combined Commitments, (2) the participation of any Bank in the Effective Amount of all L/C Obligations plus the Effective Amount of the Committed Loans of such Bank exceeds such Bank's Commitment, or (3) the Effective Amount of L/C Obligations exceeds the L/C Commitment. Within the foregoing limits, and subject to the other terms and conditions hereof, the Company's ability to obtain Letters of Credit shall be fully revolving, and, accordingly, the Company may, during the foregoing period, obtain Letters of Credit to replace Letters of Credit which have expired or which have been drawn upon and reimbursed.
(b) The Issuing Bank is under no obligation to Issue any Letter of Credit if:
(i)  any order, judgment or decree of any
Governmental Authority or arbitrator shall by its terms purport to enjoin or restrain the Issuing Bank from Issuing such Letter of Credit, or any Requirement of Law applicable to the Issuing Bank or any request or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over the Issuing
Bank shall prohibit, or request that the Issuing Bank refrain from, the Issuance of letters of credit generally or such Letter of Credit in particular or shall impose upon the Issuing Bank with respect to such Letter of Credit any restriction, reserve or capital requirement
(for which the Issuing Bank is not otherwise compensated hereunder) not in effect on the Closing Date, or shall impose upon the Issuing Bank any unreimbursed loss, cost or expense which was not applicable on the Closing Date and which the Issuing Bank in good faith deems material to it;

(ii) the Issuing Bank has received written notice from any Bank, the Agent or the Company, on or prior to the Business Day prior to the requested date of Issuance of such Letter of Credit, that one or more of the applicable conditions contained in Article V is not then satisfied;
(iii) the expiry date of any requested Letter of Credit is (A) more than one year after the date of Issuance, unless the Majority Banks have approved such expiry date in writing, or (B) after the Revolving Termination Date, unless all of the Banks have approved such expiry date in writing;
(iv) unless agreed to by the Issuing Bank in the given instance, the expiry date of any requested Letter of Credit is prior to the maturity date of any financial obligation to be supported by the requested Letter of Credit;
(v)   any requested Letter of Credit does not
provide for drafts, or is not otherwise in form and substance acceptable to the Issuing Bank, or the Issuance of a Letter of Credit shall violate any applicable policies of general application of the Issuing Bank;
(vi) unless agreed to by the Issuing Bank in the given instance, any standby Letter of Credit is for the purpose of supporting the issuance of any letter of credit by any other Person; or
(vii)   such Letter of Credit is in a face
amount less than $2,500,000 or to be denominated in a currency other than Dollars.

     3.02     Issuance, Amendment and Renewal of Letters of
Credit.
(a) Each Letter of Credit shall be issued upon the irrevocable written request of the Company received by the Issuing Bank (with a copy sent by the Company to the Agent) at least four days (or such shorter time as the Issuing Bank may agree in a particular instance in its sole discretion) prior to the proposed date of issuance. Each such request for issuance of a Letter of Credit shall be by facsimile, confirmed immediately in an original writing, in the form of an L/C Application, and shall specify in form and detail satisfactory to the Issuing Bank: (i) the proposed date of issuance of the Letter of Credit (which shall be a Business Day); (ii) the face amount of the Letter of Credit;
(iii) the expiry date of the Letter of Credit; (iv) the name and address of the beneficiary thereof; (v) the documents to be presented by the beneficiary of the Letter of Credit in case of any drawing thereunder; (vi) the full text of any certificate to be presented by the beneficiary in case of any drawing thereunder; and
(vii) such other matters as the Issuing Bank may require.
(b) At least two Business Days prior to the Issuance of any Letter of Credit, the Issuing Bank will confirm with the Agent (by telephone or in writing) that the Agent has received a copy of the L/C Application or L/C Amendment Application from the Company and, if not, the Issuing Bank will provide the Agent with a copy thereof. Unless the Issuing Bank has received notice on or before the Business Day immediately preceding the date the Issuing Bank is to issue a requested Letter of Credit from the Agent (A) directing the Issuing Bank not to issue such Letter of Credit because such issuance is not then permitted under subsection 3.01(a) as a result of the limitations set forth in clauses (1) through (3) thereof or subsection 3.01(b)(ii); or
(B) that one or more conditions specified in Article V are not then satisfied; then, subject to the terms and conditions hereof, the Issuing Bank shall, on the requested date, issue a Letter of Credit for the account of the Company in accordance with the Issuing Bank's usual and customary business practices.
(c) From time to time while a Letter of Credit is outstanding and prior to the Revolving Termination Date, the Issuing Bank will, upon the written request of the Company received by the Issuing Bank (with a copy sent by the Company to the Agent) at least four days (or such shorter time as the Issuing Bank may agree in a particular instance in its sole discretion) prior to the proposed date of amendment, amend any Letter of Credit issued by it. Each such request for amendment of a Letter of Credit shall be made by facsimile, confirmed immediately in an original writing, made in the form of an L/C Amendment Application and shall specify in form and detail satisfactory to the Issuing Bank: (i) the Letter of Credit to be amended; (ii) the proposed date of amendment of the Letter of Credit (which shall be a Business Day); (iii) the nature of the proposed amendment; and (iv) such other matters as the Issuing Bank may require. The Issuing Bank shall be under no obligation to amend any Letter of Credit if: (A) the Issuing Bank would have no obligation at such time to issue such Letter of Credit in its amended form under the terms of this Agreement; or (B) the beneficiary of any such letter of Credit does not accept the proposed amendment to the Letter of Credit. The Agent will promptly notify the Banks of the receipt by it of any L/C Application or L/C Amendment Application.

(d) The Issuing Bank and the Banks agree that, while a Letter of Credit is outstanding and prior to the Revolving Termination Date, at the option of the Company and upon the written request of the Company received by the Issuing Bank (with a copy sent by the Company to the Agent) at least four days (or such shorter time as the Issuing Bank may agree in a particular instance in its sole discretion) prior to the proposed date of notification of renewal, the Issuing Bank shall be entitled to authorize the renewal of any Letter of Credit issued by it. Each such request for renewal of a Letter of Credit shall be made by facsimile, confirmed immediately in an original writing, in the form of an L/C Amendment Application, and shall specify in form and detail satisfactory to the Issuing Bank: (i) the Letter of Credit to be renewed; (ii) the proposed date of notification of renewal of the Letter of Credit (which shall be a Business Day);
(iii) the revised expiry date of the Letter of Credit; and
(iv) such other matters as the Issuing Bank may require. The Issuing Bank shall be under no obligation so to renew any Letter of Credit if: (A) the Issuing Bank would have no obligation at such time to issue or amend such Letter of Credit in its renewed form under the terms of this Agreement; or (B) the beneficiary of any such Letter of Credit does not accept the proposed renewal of the Letter of Credit. If any outstanding Letter of Credit shall provide that it shall be automatically renewed unless the beneficiary thereof receives notice from the Issuing Bank that such Letter of Credit shall not be renewed, and if at the time of renewal the Issuing Bank would be entitled to authorize the automatic renewal of such Letter of Credit in accordance with this subsection 3.02(d) upon the request of the Company but the Issuing Bank shall not have received any L/C Amendment Application from the Company with respect to such renewal or other written direction by the Company with respect thereto, the Issuing Bank shall nonetheless be permitted to allow such Letter of Credit to renew, and the Company and the Banks hereby authorize such renewal, and, accordingly, the Issuing Bank shall be deemed to have received an L/C Amendment Application from the Company requesting such renewal.
(e) The Issuing Bank may, at its election (or as required by the Agent at the direction of the Majority Banks), deliver any notices of termination or other communications to any Letter of Credit beneficiary or transferee, and take any other action as necessary or appropriate, at any time and from time to time, in order to cause the expiry date of such Letter of Credit to be a date not later than the Revolving Termination Date.

           (f) This Agreement shall control in the event of any conflict with any L/C-Related Document (other than any Letter of Credit).
           (g) The Issuing Bank will also deliver to the Agent and the Company, concurrently or promptly following its delivery of a Letter of Credit, or amendment to or renewal of a Letter of Credit, to an advising bank or a beneficiary, a true and complete copy of each such Letter of Credit or amendment to or renewal of a Letter of Credit.

     3.03     Risk Participations, Drawings and Reimbursements.
(a) Immediately upon the Issuance of each Letter of Credit, each Bank shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Issuing Bank a participation in such Letter of Credit and each drawing thereunder in an amount equal to the product of (i) the Pro Rata Share of such Bank, times (ii) the maximum amount available to be drawn under such Letter of Credit and the amount of such drawing, respectively. For purposes of Section 2.01, each Issuance of a Letter of Credit shall be deemed to utilize the Commitment of each Bank by an amount equal to the amount of such participation.
(b) In the event of any request for a drawing under a Letter of Credit by the beneficiary or transferee thereof, the Issuing Bank will promptly notify the Company. The Company shall reimburse the Issuing Bank prior to 10:00 a.m. (San Francisco time), on each date that any amount is paid by the Issuing Bank under any Letter of Credit (each such date, an "Honor Date"), in an amount equal to the amount so paid by the Issuing Bank. In the event the Company fails to reimburse the Issuing Bank for the full amount of any drawing under any Letter of Credit by 10:00 a.m. (San Francisco time) on the Honor Date, the Issuing Bank will promptly notify the Agent and the Agent will promptly notify each Bank thereof, and the Company shall be deemed to have requested that Base Rate Committed Loans be made by the Banks to be disbursed on the Honor Date under such Letter of Credit, subject to the amount of the unutilized portion of the Commitments and subject to the conditions set forth in Section 5.02. Any notice given by the Issuing Bank or the Agent pursuant to this subsection 3.03(b) may be oral if immediately confirmed in writing (including by facsimile); provided that the lack of such an immediate confirmation shall not affect the conclusiveness or binding effect of such notice. The parties acknowledge that the failure of the Company to timely reimburse the Issuing Bank for the full amount of the amount of any drawing under any Letter of Credit shall not constitute a

Default or Event of Default where such drawing is funded in accordance with the provisions of this Section 3.03 by the making of Base Rate Committed Loans.
(c) Each Bank shall upon any notice pursuant to subsection 3.03(b) make available to the Agent for the account of the relevant Issuing Bank an amount in Dollars and in immediately available funds equal to its Pro Rata Share of the amount of the drawing, whereupon the participating Banks shall (subject to subsection 3.03(d)) each be deemed to have made a Loan consisting of a Base Rate Committed Loan to the Company in that amount. If any Bank so notified fails to make available to the Agent for the account of the Issuing Bank the amount of such Bank's Pro Rata Share of the amount of the drawing by no later than 12:00 noon (San Francisco time) on the Honor Date, then interest shall accrue on such Bank's obligation to make such payment, from the Honor Date to the date such Bank makes such payment, at a rate per annum equal to the Federal Funds Rate in effect from time to time during such period. The Agent will promptly give notice of the occurrence of the Honor Date, but failure of the Agent to give any such notice on the Honor Date or in sufficient time to enable any Bank to effect such payment on such date shall not relieve such Bank from its obligations under this Section 3.03.
(d) With respect to any unreimbursed drawing that is not converted into Loans consisting of Base Rate Committed Loans to the Company in whole or in part, because of the Company's failure to satisfy the conditions set forth in Section 5.02 or for any other reason, the Company shall be deemed to have incurred from the Issuing Bank an L/C Borrowing in the amount of such drawing, which L/C Borrowing (together with interest thereon) shall be due and payable by the Company on demand of the Agent or the Issuing Bank, in each case at the request of or with the consent of the Majority Banks (provided, that for purposes of this subsection (d), any Bank which has failed to make payment to the Issuing Bank pursuant to subsection 3.03(c) shall be disregarded in the determination of the Majority Banks). Such L/C Borrowing shall bear interest at a rate per annum equal to the Base Rate plus 2% per annum, and each Bank's payment to the Issuing Bank pursuant to subsection 3.03(c) shall be deemed payment in respect of its participation in such L/C Borrowing and shall constitute an L/C Advance from such Bank in satisfaction of its participation obligation under this Section 3.03. The parties acknowledge that the incurrence of an L/C Borrowing by the Company and the funding of L/C Advances as a result thereof by the Banks shall not in itself constitute a Default or Event of Default.

          (e) Each Bank's obligation in accordance with this Agreement to make the Committed Loans or L/C Advances, as contemplated by this Section 3.03, as a result of a drawing under a Letter of Credit, shall be absolute and unconditional and without recourse to the Issuing Bank and shall not be affected by any circumstance, including (i) any set-off, counterclaim, recoupment, defense or other right which such Bank may have against the Issuing Bank, the Company or any other Person for any reason whatsoever; (ii) the occurrence or continuance of a Default, an Event of Default or a Material Adverse Effect; or
(iii) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing; provided, however, that each Bank's obligation to make Committed Loans under this Section 3.03 is subject to the conditions set forth in
Section 5.02.

     3.04     Repayment of Participations.
(a) Upon (and only upon) receipt by the Agent for the account of the Issuing Bank of immediately available funds from the Company (i) in reimbursement of any payment made by the Issuing Bank under the Letter of Credit with respect to which any Bank has paid the Agent for the account of the Issuing Bank for such Bank's participation in the Letter of Credit pursuant to
Section 3.03 or (ii) in payment of interest thereon, the Agent will pay to each Bank, in the same funds as those received by the Agent for the account of the Issuing Bank, the amount of such Bank's Pro Rata Share of such funds, and the Issuing Bank shall receive the amount of the Pro Rata Share of such funds of any Bank that did not so pay the Agent for the account of the Issuing Bank.
(b) If the Agent or the Issuing Bank is required at any time to return to the Company, or to a trustee, receiver, liquidator, custodian, or any official in any Insolvency Proceeding, any portion of the payments made by the Company to the Agent for the account of the Issuing Bank pursuant to subsection 3.04(a) in reimbursement of a payment made under the Letter of Credit or interest or fee thereon, each Bank shall, on demand of the Agent, forthwith return to the Agent or the Issuing Bank the amount of its Pro Rata Share of any amounts so returned by the Agent or the Issuing Bank plus interest thereon from the date such demand is made to the date such amounts are returned by such Bank to the Agent or the Issuing Bank, at a rate per annum equal to the Federal Funds Rate in effect from time to time.

     3.05     Role of the Issuing Bank.
(a) Each Bank and the Company agree that, in paying any drawing under a Letter of Credit, the Issuing Bank shall not have any responsibility to obtain any document (other than any sight draft and certificates expressly required by the Letter of Credit) or to ascertain or inquire as to the validity or accuracy of any such document or the authority of the Person executing or delivering any such document.
(b) No Agent-Related Person nor any of the respective correspondents, participants or assignees of the Issuing Bank shall be liable to any Bank for: (i) any action taken or omitted in connection herewith at the request or with the approval of the Banks (including the Majority Banks, as applicable); (ii) any action taken or omitted in the absence of gross negligence or willful misconduct; or (iii) the due execution, effectiveness, validity or enforceability of any L/C-Related Document.
          (c) The Company hereby assumes all risks of the acts or omissions of any beneficiary or transferee with respect to its use of any Letter of Credit; provided, however, that this assumption is not intended to, and shall not, preclude the Company's pursuing such rights and remedies as it may have against the beneficiary or transferee at law or under any other agreement. No Agent-Related Person, nor any of the respective correspondents, participants or assignees of the Issuing Bank, shall be liable or responsible for any of the matters described in clauses (i) through (vii) of Section 3.06; provided, however, anything in such clauses to the contrary notwithstanding, that the Company may have a claim against the Issuing Bank, and the Issuing Bank may be liable to the Company, to the extent, but only to the extent, of any direct, as opposed to consequential or exemplary, damages suffered by the Company which the Company proves were caused by the Issuing Bank's willful misconduct or gross negligence or the Issuing Bank's willful failure to pay under any Letter of Credit after the presentation to it by the beneficiary of a sight draft and certificate(s) strictly complying with the terms and conditions of a Letter of Credit.
In furtherance and not in limitation of the foregoing: (i) the Issuing Bank may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary; and
(ii) the Issuing Bank shall not be responsible for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason.

     3.06 Obligations Absolute. The obligations of the Company under this Agreement and any L/C-Related Document to reimburse the Issuing Bank for a drawing under a Letter of Credit, and to repay any L/C Borrowing and any drawing under a Letter of Credit converted into Committed Loans, shall be unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Agreement and each such other L/C-Related Document under all circumstances, including the following:
(i) any lack of validity or enforceability of this Agreement or any L/C-Related Document;
(ii) any change in the time, manner or place of payment of, or in any other term of, all or any of the obligations of the Company in respect of any Letter of Credit or any other amendment or waiver of or any consent to departure from all or any of the L/C-Related Documents;
(iii)  the existence of any claim, set-off,
defense or other right that the Company may have at any time against any beneficiary or any transferee of any Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting), the Issuing Bank or any other Person, whether in connection with this Agreement, the transactions contemplated hereby or by the L/C-Related
Documents or any unrelated transaction;
(iv)  any draft, demand, certificate or other
document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect; or any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit;
(v) any payment by the Issuing Bank under any Letter of Credit against presentation of a draft or certificate that does not strictly comply with the terms of any Letter of Credit; or any payment made by the Issuing
Bank under any Letter of Credit to any Person purporting to be a trustee in bankruptcy, debtor-in-possession, assignee for the benefit of creditors, liquidator, receiver or other representative of or successor to any beneficiary or any transferee of any Letter of Credit, including any arising in connection with any Insolvency Proceeding;
            (vi) any exchange, release or non-perfection of any collateral, or any release or amendment or waiver of or consent to departure from any other guarantee, for all or any of the obligations of the Company in respect of any Letter of Credit; or
            (vii)  any other circumstance or happening
whatsoever, whether or not similar to any of the foregoing, including any other circumstance that might otherwise constitute a defense available to, or a discharge of, the Company or a guarantor.
The foregoing provisions of this Section 3.06 are not intended to waive any claim the Company may have against the Issuing Bank as set forth and limited in subsection 3.05(c).

     3.07    Cash Collateral Pledge     Upon (i) the request of
the Agent, (A) if the Issuing Bank has honored any full or partial drawing request on any Letter of Credit and such drawing has resulted in an L/C Borrowing hereunder, or (B) if, as of the Revolving Termination Date, any Letters of Credit may for any reason remain outstanding and partially or wholly undrawn, or
(ii) the occurrence of the circumstances described in
Section 2.10 requiring the Company to Cash Collateralize Letters of Credit, then, the Company shall immediately Cash Collateralize the L/C Obligations in an amount equal to the L/C Obligations.

     3.08     Letter of Credit Fees.
(a) The Company shall pay to the Agent for the account of each of the Banks a letter of credit fee with respect to the Letters of Credit at a rate per annum equal to the Applicable Amount times the actual daily maximum amount available to be drawn of the outstanding Letters of Credit, computed on a quarterly basis in arrears on the last Business Day of each calendar quarter based upon Letters of Credit outstanding for that quarter as calculated by the Agent. Such letter of credit fees shall be due and payable quarterly in arrears on the last Business Day of each calendar quarter during which Letters of Credit are outstanding, commencing on March 31, 1999, through the Revolving Termination Date (or such later date upon which the outstanding Letters of Credit shall expire), with the final payment to be made on the Revolving Termination Date (or such later expiration date).
(b) The Company shall pay to the Issuing Bank a letter of credit fronting fee for each Letter of Credit Issued by the Issuing Bank equal to 0.125% of the face amount (or increase in face amount, as the case may be) of such Letter of Credit. Such Letter of Credit fronting fee shall be due and payable on each date of Issuance of a Letter of Credit.

(c) The Company shall pay to the Issuing Bank from time to time on demand the normal issuance, presentation, amendment and other processing fees, and other standard costs and charges, of the Issuing Bank relating to letters of credit as from time to time in effect.
     3.09 Uniform Customs and Practice. The Uniform Customs and Practice for Documentary Credits as published by the International Chamber of Commerce most recently at the time of issuance of any Letter of Credit shall (unless otherwise expressly provided in the Letters of Credit) apply to the Letters of Credit.
                         ARTICLE IV
              TAXES, YIELD PROTECTION AND ILLEGALITY
     4.01     Taxes.
(a) Any and all payments by the Company to each Bank or the Agent under this Agreement and any other Loan Document shall be made free and clear of, and without deduction or withholding for, any Taxes. In addition, the Company shall pay all Other Taxes.
(b If the Company shall be required by law to deduct or withhold any Taxes, Other Taxes or Further Taxes from or in respect of any sum payable hereunder to any Bank or the Agent, then:
(i)  the sum payable shall be increased as
necessary so that, after making all required deductions and withholdings (including deductions and withholdings applicable to additional sums payable under this Section), such Bank or the Agent, as the case may be, receives and retains an amount equal to the sum it would have received and retained had no such deductions or withholdings been made;
(ii) the Company shall make such deductions and withholdings;
(iii)  the Company shall pay the full amount
deducted or withheld to the relevant taxing authority or other authority in accordance with applicable law; and
(iv) the Company shall also pay to each Bank or the Agent for the account of such Bank, at the time interest is paid, Further Taxes in the amount that the respective Bank specifies as necessary to preserve the after-tax yield the Bank would have received if such Taxes, Other Taxes or Further Taxes had not been imposed.
(c) The Company agrees to indemnify and hold harmless each Bank and the Agent for the full amount of (i) Taxes, (ii) Other Taxes, and (iii) Further Taxes in the amount that the respective Bank specifies as necessary to preserve the after-tax yield the Bank would have received if such Taxes, Other Taxes or Further Taxes had not been imposed, and any liability (including penalties, interest, additions to tax and expenses) arising therefrom or with respect thereto, whether or not such Taxes, Other Taxes or Further Taxes were correctly or legally asserted.
 Payment under this indemnification shall be made within 30 days after the date the Bank or the Agent makes written demand therefor.
(d) Within 30 days after the date of any payment by the Company of Taxes, Other Taxes or Further Taxes, the Company shall furnish to each Bank or the Agent the original or a certified copy of a receipt evidencing payment thereof, or other evidence of payment satisfactory to such Bank or the Agent.
          (e)If the Company is required to pay any amount to any Bank or the Agent pursuant to subsection (a), (b) or (c) of this Section, then such Bank shall use reasonable efforts (consistent with legal and regulatory restrictions) to change the jurisdiction of its Lending Office so as to eliminate any such additional payment by the Company which may thereafter accrue, if such change in the sole judgment of such Bank is not otherwise disadvantageous to such Bank.

     4.02     Illegality.
(a) If any Bank determines that the introduction of any Requirement of Law, or any change in any Requirement of Law, or in the interpretation or administration of any Requirement of Law, has made it unlawful, or that any central bank or other Governmental Authority has asserted that it is unlawful, for any Bank or its applicable Lending Office to make Offshore Rate Loans, then, on notice thereof by the Bank to the Company through the Agent, any obligation of that Bank to make Offshore Rate Loans (including in respect of any LIBOR Bid Loan as to which the Company has accepted such Bank's Competitive Bid, but as to which the disbursement date has not arrived) shall be suspended until the Bank notifies the Agent and the Company that the circumstances giving rise to such determination no longer exist.
          (b) If a Bank determines that it is unlawful to maintain any Offshore Rate Loan, the Company shall, upon its receipt of notice of such fact and demand from such Bank (with a copy to the Agent), convert all such Offshore Rate Loans of that Bank then outstanding to Base Rate Loans, and shall pay to such Bank all interest accrued thereon and amounts required under
Section 4.04, either on the last day of the Interest Period thereof, if the Bank may lawfully continue to maintain such Offshore Rate Loans to such day, or immediately, if the Bank may not lawfully continue to maintain such Offshore Rate Loan.

     4.03     Increased Costs and Reduction of Return.
(a) If any Bank determines that, due to either (i) the introduction after the date hereof of or any change in or in the interpretation of any law or regulation or (ii) the compliance by that Bank with any guideline or request received after the date hereof from any central bank or other Governmental Authority (whether or not having the force of law), there shall be any increase in the cost to such Bank of agreeing to make or making, funding or maintaining any Offshore Rate Committed Loans or participating in Letters of Credit, or, in the case of the Issuing Bank, any increase in the cost to the Issuing Bank of agreeing to issue, issuing or maintaining any Letter of Credit or of agreeing to make or making, funding or maintaining any unpaid drawing under any Letter of Credit, then the Company shall be liable for, and shall from time to time, upon demand (with a copy of such demand to be sent to the Agent), pay to the Agent for the account of such Bank, additional amounts as are sufficient to compensate such Bank for such increased costs.
          (b) If any Bank shall have determined that (i) the introduction after the date hereof of any Capital Adequacy Regulation, (ii) any change after the date hereof in any Capital Adequacy Regulation, (iii) any change after the date hereof in the interpretation or administration of any Capital Adequacy Regulation by any central bank or other Governmental Authority charged with the interpretation or administration thereof, or
(iv) compliance by the Bank (or its Lending Office) or any corporation controlling the Bank with any Capital Adequacy Regulation promulgated or changed after the date hereof, affects or would affect the amount of capital required or expected to be maintained by the Bank or any corporation controlling the Bank and (taking into consideration such Bank's or such corporation's policies with respect to capital adequacy and such Bank's desired return on capital) determines that the amount of such capital is increased as a consequence of its Commitment, loans, credits or obligations under this Agreement, then, upon demand of such Bank to the Company through the Agent, the Company shall pay to the Bank, from time to time as specified by the Bank, additional amounts sufficient to compensate the Bank for such increase.

     4.04    Funding Losses.  The Company shall reimburse each
Bank and hold each Bank harmless from any reasonable loss or expense (other than lost profit) which the Bank may sustain or incur as a consequence of:

(a) the failure of the Company to make on a timely basis any payment of principal of any Offshore Rate Loan;
(b) the failure of the Company to borrow, continue or convert a Loan after the Company has given (or is deemed to have given) a Notice of Borrowing or a Notice of Conversion / Continuation;
(c) the failure of the Company to make any prepayment in accordance with any notice delivered under Section 2.09;
(d) the prepayment (including pursuant to Section 2.10 or Section 4.08 or by reason of a deemed assignment of a portion of a Committed Loan pursuant to Section 2.07) or other payment (including after acceleration thereof) of an Offshore Rate Loan or Absolute Rate Bid Loan on a day that is not the last day of the relevant Interest Period; or
          (e) the automatic conversion under Section 2.04 of any Offshore Rate Committed Loan to a Base Rate Committed Loan on a day that is not the last day of the relevant Interest Period; including any such loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain its Offshore Rate Loans or from fees payable to terminate the deposits from which such funds were obtained.

     4.05 Inability to Determine Rates. If the Agent reasonably determines that for any reason adequate and reasonable means do not exist for determining the LIBO Rate for any requested Interest Period with respect to a proposed Offshore Rate Loan, or that the LIBO Rate applicable pursuant to subsection 2.12(a) for any requested Interest Period with respect to a proposed Offshore Rate Loan does not adequately and fairly reflect the cost to the Banks of funding such Loan, the Agent will promptly so notify the Company and each Bank. Thereafter, the obligation of the Banks to make or maintain Offshore Rate Loans, as the case may be, hereunder shall be suspended until the Agent revokes such notice in writing. Upon receipt of such notice, the Company may revoke any Notice of Borrowing or Notice of Conversion / Continuation then submitted by it. If the Company does not revoke such Notice, the Banks shall make, convert or continue the Committed Loans, as proposed by the Company, in the amount specified in the applicable notice submitted by the Company, but such Committed Loans shall be made, converted or continued as Base Rate Committed Loans instead of Offshore Rate Loans.

     4.06 Reserves on Offshore Rate Loans. The Company shall pay to each Bank, as long as such Bank shall be required under regulations of the FRB to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency funds or deposits (currently known as "Eurocurrency liabilities"), additional costs on the unpaid principal amount of each Offshore Rate Committed Loan equal to the actual costs of such reserves allocated to such Committed Loan by the Bank (as determined by the Bank in good faith, which determination shall be conclusive), payable on each date on which interest is payable on such Committed Loan, provided the Company shall have received at least 15 days' prior written notice (with a copy to the Agent) of such additional interest from the Bank. If a Bank fails to give notice 15 days prior to the relevant Interest Payment Date, such additional interest shall be payable 15 days from receipt of such notice.

     4.07 Certificates of Banks. Any Bank claiming reimbursement or compensation under this Article IV shall deliver to the Company (with a copy to the Agent) a certificate setting forth in reasonable detail the amount payable to the Bank hereunder and such certificate shall be conclusive and binding on the Company in the absence of manifest error. If such Bank fails to notify the Company that the Bank intends to claim any such reimbursement or compensation within 180 days after the Bank has knowledge of its claim therefor, the Company shall not be obligated to compensate the Bank for the amount of the Bank's claim accruing prior to the date which is 180 days before the date on which the Bank first notifies the Company that it intends to make such claim; it being understood that the calculation of the actual amounts may not be possible within such period and the Bank may provide such calculation as soon as reasonably practicable thereafter without affecting or limiting the Company's payment obligations hereunder, and that the Company shall be liable to such Bank therefor notwithstanding the replacement or termination of such Bank's Commitment pursuant to
Section 4.08.

     4.08 Substitution of Banks Upon the receipt by the Company from any Bank (an "Affected Bank") of a claim for compensation (or notice from such Bank of its intent to make such a claim) under Section 4.01, Section 4.03 or Section 4.06, the Company may: (i) request the Affected Bank (at its sole discretion) to attempt to obtain a replacement bank or financial institution satisfactory to the Company to acquire and assume all or a ratable part of all of such Affected Bank's Loans and Commitment (a "Replacement Bank"); (ii) request one more of the other Banks (at their sole discretion) to acquire and assume all or part of such Affected Bank's Commitment and Loans and its Pro Rata Share of the L/C Obligations pursuant to the procedures set forth in Section

11.08; (iii) designate a Replacement Bank; or (iv) provided that there shall not have occurred and be continuing any Event of Default, repay in full of all of the Affected Bank's Loans, along with interest thereon, any fees then accrued and unpaid for the account of the Affected Bank and any other amounts then due to the Affected Bank hereunder (including any amounts due under Section 4.04) and terminate the Affected Bank's Commitment. In the event of a termination of an Affected Bank's Commitment under clause (iv), the Company shall notify the Agent of such termination prior to its effective date, and, on the date of such termination, this Agreement shall be deemed amended to the extent, but only to the extent, necessary to reflect the deletion of such Affected Bank as a Bank party to this Agreement and the resulting adjustment of the Commitments arising therefrom and the adjustment described in the next sentence. Effective on the date of such termination, the amount of each Bank's risk participation in all outstanding Letters of Credit shall be deemed to be automatically increased or decreased, as applicable, to reflect any changes in such Bank's Pro Rata Share after giving effect to the decrease in the aggregate Commitments effective thereon. The Agent shall promptly notify the Banks and the Company of any decrease in the aggregate Commitments under clause (iv) of this Section and of each Bank's Pro Rata Share after giving effect to any such decrease. Each Replacement Bank shall be an Eligible Assignee and shall become a party to this Agreement pursuant to the procedures set forth in Section 11.08, and any designation of a Replacement Bank under clause (i) or (iii) shall be subject to the prior written consent of the Agent (which consent shall not be unreasonably withheld).

     4.09 Survival. The agreements and obligations of the Company in this Article IV shall survive the termination of the Commitments and the payment of all other Obligations.

                     article v

                 CONDITIONS PRECEDENT

     5.01 Conditions of Initial Credit Extensions. The obligation of each Bank to make its initial Credit Extension hereunder is subject to the condition that the Agent shall have received on or before the Closing Date all of the following, in form and substance satisfactory to the Agent and each Bank:

(a)  Credit Agreement, Guaranty and Notes.  This
Agreement, the Guaranty and, to the extent requested by any Bank, the Notes, executed by each party thereto;
(b)  Resolutions; Incumbency.
(i) Copies of the resolutions of the board of directors of the Company and each Guarantor authorizing the transactions contemplated hereby, certified as of the Closing Date by the Secretary or an Assistant Secretary of such Person; and
(ii)  A certificate of the Secretary or Assistant
Secretary of the Company and each Guarantor certifying the names and true signatures of the officers of each such Person authorized to execute, deliver and perform, as applicable, this Agreement, and all other Loan Documents to be delivered by it hereunder;
(c) Organization Documents; Good Standing. Each of the following documents:
(i) the articles or certificate of incorporation and the bylaws of the Company and each Guarantor as in effect on the Closing Date, certified by the Secretary or Assistant Secretary of such Person as of the Closing Date;
and
(ii) a good standing and, if available, tax good standing certificate for the Company and each Guarantor from the Secretary of State (or similar, applicable Governmental Authority) of its state of incorporation and for the Company from the Secretary of State (or similar, applicable
Governmental Authority) of New York;
(d)  Legal Opinions. An opinion of (i) Simpson Thacher
& Bartlett, counsel to the Company and addressed to the Agent and the Banks, substantially in the form of Exhibit D-1 and (ii) Leonard Goldner, General Counsel of the Company and addressed to the Agent and the Banks, substantially in the form of Exhibit D-2;
(e) Payment of Fees. Evidence of payment by the Company of all accrued and unpaid fees, costs and expenses to the extent then due and payable on the Closing Date, together with Attorney Costs of BofA to the extent invoiced prior to or on the Closing Date, including any such costs, fees and expenses arising under or referenced in Sections 2.13 and 11.04; and
          (f) Other Documents. Such other approvals, opinions, documents or materials as the Agent or any Bank may request.

     5.01     Conditions to All Credit Extensions     The
obligation of each Bank to make any Committed Loan to be made by it, or any Bid Loan as to which the Company has accepted the relevant Competitive Bid (including its initial Loan) and the obligation of the Issuing Bank to Issue any Letter of Credit (including the initial Letter of Credit) is subject to the satisfaction of the following conditions precedent on the relevant disbursement date or Issuance Date:
(a) Notice, Application. As to any Committed Loan, the Agent shall have received a Notice of Borrowing or in the case of any Issuance of any Letter of Credit, the Issuing Bank and the Agent shall have received an L/C Application or L/C Amendment Application, as required under Section 3.02;
(b)  Continuation of Representations and Warranties.
The representations and warranties of the Company in Article VI and of the Guarantors in the Guaranty shall be true and correct in all material respects on and as of such borrowing date or Issuance Date, both before and after giving effect to the proposed Borrowing or Issuance and to the application of the proceeds therefrom, with the same effect as if made on and as of such borrowing date or Issuance Date (except to the extent such representations and warranties expressly refer to an earlier date, in which case they shall be true and correct in all material respects as of such earlier date); and
(c)  No Existing Default.  No Default or Event of
Default shall exist or shall result from such Borrowing or Issuance.
Each Notice of Borrowing, Competitive Bid Request and L/C Application or L/C Amendment Application submitted by the Company hereunder shall constitute a representation and warranty by the Company hereunder, as of the date of each such notice or request and as of each disbursement date or Issuance Date, as applicable, that, before and after giving effect to the proposed Borrowing or Issuance and to the application of the proceeds therefrom, the conditions in this Section 5.02 are satisfied.

                     ARTICLE V

               REPRESENTATIONS AND WARRANTIES

The Company represents and warrants to the Agent and each Bank that:
Corporate Existence and Power.
(a) The Company and each of its Material Subsidiaries is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation;
(b) The Company and each of its Subsidiaries has the power and authority and all governmental licenses, authorizations, consents and approvals necessary to (i) own its assets, (ii) carry on its business and (iii) execute, deliver, and perform its obligations under the Loan Documents;
(c) The Company and each of its Subsidiaries is duly qualified as a foreign corporation and is licensed and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification or license; and
          (d) The Company and each of its Subsidiaries is in compliance with all Requirements of Law; except, in each case referred to in clause (b)(i), (b)(ii), (c) or (d), to the extent that the failure to do so would not reasonably be expected to have a Material Adverse Effect.

     6.02 Corporate Authorization; No Contravention. The execution, delivery and performance by the Company of this Agreement and the Guarantors and the Company of each other Loan Document to which such Person is party, have been duly authorized by all necessary corporate action, and do not and will not:
(a)  contravene the terms of any of that Person's
Organization Documents;
(b) conflict with or result in any breach or contravention of, or the creation of any Lien under, any document evidencing any Contractual Obligation to which such Person is a party or any order, injunction, writ or decree of any Governmental Authority to which such Person or its property is subject; or

(c)  violate any Requirement of Law;
except, in each case referred to in clause (b) or (c), to the extent that the failure to do so would not reasonably be expected to have a Material Adverse Effect.

     6.03 Binding Effect. This Agreement and each other Loan Document to which the Company and each Guarantor is a party constitute the legal, valid and binding obligations of the Company and such Guarantor to the extent it is a party thereto, enforceable against such Person in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally or by equitable principles relating to enforceability.

     6.04     Litigation.  Except as specifically disclosed in
Schedule 6.04 and in the filings of the Company with the SEC which are publicly available on the date hereof, there are no actions, suits, proceedings, claims or disputes pending, or to the best knowledge of the Company, threatened or contemplated, at law, in equity, in arbitration or before any Governmental Authority, against the Company, or its Subsidiaries or any of their respective properties which:
(a) purport to affect or directly pertain to this Agreement or any other Loan Document, or any of the transactions contemplated hereby or thereby; or
(b) as to which there exists a substantial likelihood of an adverse determination, which determination would reasonably be expected to have a Material Adverse Effect. No injunction, writ, temporary restraining order or any order of any nature has been issued by any court or other Governmental Authority purporting to enjoin or restrain the execution, delivery or performance of this Agreement or any other Loan Document, or directing that the transactions provided for herein or therein not be consummated as herein or therein provided.

    6.05 No Default. No Default or Event of Default exists. As of the Closing Date, neither the Company nor any Subsidiary is in default under or with respect to any Contractual Obligation in any respect which, individually or together with all such defaults, would reasonably be expected to have a Material Adverse Effect, or that would, if such default had occurred after the Closing Date, create an Event of Default under subsection 9.01(e).

     6.06 ERISA Compliance. Except as specifically disclosed in Schedule 6.06:
(a) Each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law. Each Plan which is intended to qualify under Section 401(a) of the Code (or, in the case of prototype Plans, the provider thereof) has received a favorable determination letter from the IRS and to the best knowledge of the Company, nothing has occurred which would cause the loss of such qualification. The Company and each ERISA Affiliate has made all required contributions to any Plan subject to
Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to
Section 412 of the Code has been made with respect to any Plan.
(b) There are no pending or, to the best knowledge of Company, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect.
          (c) (i) No ERISA Event has occurred or is reasonably expected to occur; (ii) no Pension Plan has any Unfunded Pension Liability; (iii) neither the Company nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA);
(iv) neither the Company nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multiemployer Plan; and (v) neither the Company nor any ERISA Affiliate has engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

     6.07 Use of Proceeds; Margin Regulations. The proceeds of the Loans and the Letters of Credit are to be used solely for the purposes set forth in and permitted by Section 7.11 and
Section 8.07. Neither the Company nor any Subsidiary is generally engaged in the business of purchasing or selling Margin Stock or extending credit for the purpose of purchasing or carrying Margin Stock.

     6.08 Title to Properties. The Company and each Subsidiary have good record and marketable title in fee simple to, or valid leasehold interests in, all real property necessary or used in the ordinary conduct of their respective businesses, except for such defects in title and leasehold interests as could not, individually or in the aggregate, have a Material Adverse Effect. As of the Closing Date, the property of the Company and its Subsidiaries is subject to no Liens, other than Permitted Liens.

     6.09 Taxes. The Company and its Subsidiaries have filed all Federal and other material tax returns and reports required to be filed, and have paid all Federal and other material taxes, assessments, fees and other governmental charges levied or imposed upon them or their properties, income or assets otherwise due and payable, except those which are being contested in good faith by appropriate proceedings and for which adequate reserves have been provided in accordance with GAAP. The Company has not received notice of any proposed tax assessment against the Company or any Subsidiary that would, if made, have a Material Adverse Effect, except any such assessment which is being contested in good faith by appropriate proceedings and for which adequate reserves have been provided in accordance with GAAP.

     6.10    Financial Condition.
(a) The audited consolidated financial statements of the Company and its consolidated Subsidiaries dated December 31, 1997, and the unaudited consolidated financial statements of the Company and its consolidated Subsidiaries dated September 30, 1998, and the related consolidated statements of income or operations, shareholders' equity and cash flows for the fiscal year ended on that date:
(i)  were prepared in accordance with GAAP
consistently applied throughout the period covered thereby, except as otherwise expressly noted therein and, in the case of the financial statements dated September 30, 1998, subject to good faith year-end audit adjustments and the absence of footnotes;
(ii) fairly present the financial condition of the Company and its consolidated Subsidiaries as of the date thereof and results of operations for the period covered thereby; and

(iii)  except as specifically disclosed in
Schedule 6.10, show all material indebtedness and other liabilities, direct or contingent, of the Company and its consolidated Subsidiaries as of the date thereof, including liabilities for taxes, material commitments and Contingent
Obligations.
          (b)  Since September 30, 1998, there has been no
Material Adverse Effect.

     6.11 Environmental Matters. The Company conducts in the ordinary course of business a review of the effect of existing Environmental Laws and existing Environmental Claims on its business, operations and properties, and as a result thereof the Company has reasonably concluded that, except as specifically disclosed in Schedule 6.11, such Environmental Laws and Environmental Claims would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

     6.12 Regulated Entities. None of the Company, any Person controlling the Company, or any Subsidiary, is an "Investment Company" within the meaning of the Investment Company Act of 1940. The Company is not subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act, any state public utilities code, or any other Federal or state statute or regulation limiting its ability to incur Indebtedness.

     6.13 No Burdensome Restrictions. Neither the Company nor any Subsidiary is a party to or bound by any Contractual Obligation, or subject to any restriction in any Organization Document, or any Requirement of Law, which would reasonably be expected to have a Material Adverse Effect.

     6.14 Copyrights, Patents, Trademarks and Licenses, Etc. The Company and its Subsidiaries own or are licensed or otherwise have the right to use all of the patents, trademarks, service marks, trade names, copyrights, contractual franchises, authorizations and other rights that are reasonably necessary for the operation of their respective businesses, without conflict with the rights of any other Person. Except as specifically disclosed in Schedule 6.04 and in the filings of the Company with the SEC which are publicly available on the date hereof, no claim or litigation regarding any of the foregoing is pending or threatened, and no patent, invention, device, application, principle or any statute, law, rule, regulation, standard or code is pending or, to the knowledge of the Company, proposed, which, in either case, would reasonably be expected to have a Material Adverse Effect.

     6.15 Subsidiaries. As of the Closing Date, the Company has no Subsidiaries other than those specifically disclosed in
Schedule 6.15, which identifies as of the Closing Date each Domestic Subsidiary and each Material Subsidiary as such.

     6.16     Insurance.  Except as specifically disclosed in
Schedule 6.16, the properties of the Company and its Subsidiaries are insured with financially sound and reputable insurance companies not Affiliates of the Company, in such amounts, with such deductibles and covering such risks as are customarily carried by companies engaged in similar businesses and owning similar properties in localities where the Company or such Subsidiary operates.

     6.17 Swap Obligations. Neither the Company nor any of its Subsidiaries has incurred any outstanding obligations under any Swap Contracts, other than Permitted Swap Obligations.

     6.18 Year 2000. On the basis of a comprehensive review and assessment of the Company's and its Subsidiaries' systems and equipment and inquiry made of the Company's and its Subsidiaries' material suppliers, vendors and customers, the Company reasonably believes that the Year 2000 problem, including costs of remediation, will not result in a Material Adverse Effect. The Company and its Subsidiaries have developed and are developing feasible contingency plans which the Company believes in good faith to be adequate to ensure uninterrupted and unimpaired business operation in the event of failure of their own or a third party's systems or equipment due to the Year 2000 problem, including those of vendors, customers, and suppliers.

     6.19     Full Disclosure
 . None of the representations or warranties made by the Company or any Guarantor in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Company or any

Guarantor pursuant to the Loan Documents, contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading in any material respect as of the time when made or delivered.


                    ARTICLE VII

               AFFIRMATIVE COVENANTS

So long as any Bank shall have any Commitment hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, or any Letter of Credit shall remain outstanding, unless the Majority Banks waive compliance in writing:

     7.01 Financial StatementsThe Company shall deliver to the Agent and each Bank, in form and detail satisfactory to the Agent and the Majority Banks:
(a) as soon as available, but not later than 100 days after the end of each fiscal year, a copy of the audited consolidated balance sheet of the Company and its consolidated Subsidiaries as at the end of such year and the related consolidated statements of income or operations, shareholders' equity and cash flows for such year, setting forth in each case in comparative form the figures for the previous fiscal year, and accompanied by the opinion of Deloitte & Touche or another nationally-recognized independent public accounting firm ("Independent Auditor") which report shall state that such consolidated financial statements present fairly the financial position for the periods indicated in conformity with GAAP applied on a basis consistent with prior years. Such opinion shall not be qualified as to (i) any limitation in the scope of the audit, or (ii) possible errors generated by financial reporting and related systems due to the Year 2000 problem unless the Independent Auditor has adopted a general policy of qualifying its opinions with respect thereto for companies in similar industries as the Company and its Subsidiaries; and
          (b) as soon as available, but not later than 55 days after the end of each of the first three fiscal quarters of each fiscal year, a copy of the unaudited consolidated balance sheet of the Company and its consolidated Subsidiaries as of the end of such quarter and the related consolidated statements of income, shareholders' equity and cash flows for the period commencing on the first day and ending on the last day of such quarter, and certified by a Responsible Officer as fairly presenting, in accordance with GAAP (subject to good faith year-end audit adjustments and the absence of footnotes), the financial position and the results of operations of the Company and the Subsidiaries.

     7.02 Certificates; Other Information. The Company shall furnish to the Agent and each Bank:
(a) concurrently with the delivery of the financial statements referred to in subsections 7.01(a) and (b), a Compliance Certificate executed by a Responsible Officer;
(b) promptly, copies of all financial statements and reports that the Company sends to its shareholders, and copies of all publicly available financial statements and regular, periodical or special reports (including Forms 10K, 10Q and 8K) that the Company or any Subsidiary may make to, or file with, the SEC; and
(c) promptly, such additional information regarding the business, financial or corporate affairs of the Company or any Subsidiary as the Agent, at the request of any Bank, may from time to time reasonably request.

     7.03 Notices The Company shall promptly notify the Agent and each Bank:
(a) of the occurrence of any Default or Event of Default, and of the occurrence or existence of any event or circumstance that in the reasonable judgment of the Company is likely to become a Default or Event of Default;
(b) of any matter that has resulted or that in the reasonable judgment of the Company is likely to result in a Material Adverse Effect, including, to the extent it has so resulted or in the reasonable judgment of the Company is likely to so result, (i) breach or non-performance of, or any default under, a Contractual Obligation of the Company or any Subsidiary;
(ii) any dispute, litigation, investigation, proceeding or suspension between the Company or any Subsidiary and any Governmental Authority; or (iii) the commencement of, or any material development in, any litigation or proceeding affecting the Company or any Subsidiary; including pursuant to any applicable Environmental Laws;
(c) of the occurrence of any of the following events affecting the Company or any ERISA Affiliate (but in no event more than 10 days after such event), and deliver to the Agent and each Bank a copy of any notice with respect to such event that is filed with a Governmental Authority and any notice delivered by a Governmental Authority to the Company or any ERISA Affiliate with respect to such event:

(i)  an ERISA Event;
(ii) a material increase in the Unfunded Pension
Liability of any Pension Plan;
(iii)  the adoption of, or the commencement of
contributions to, any Plan subject to Section 412 of the Code by the Company or any ERISA Affiliate; or
(iv)  the adoption of any amendment to a Plan
subject to Section 412 of the Code, if such amendment results in a material increase in contributions or Unfunded Pension Liability; and
(d) of any material change in accounting policies or financial reporting practices by the Company or any of its consolidated Subsidiaries.
Each notice under this Section shall be accompanied by a written statement by a Responsible Officer setting forth details of the occurrence referred to therein, and stating what action the Company or any affected Subsidiary proposes to take with respect thereto and at what time. Each notice under subsection 7.03(a) shall describe with particularity any and all clauses or provisions of this Agreement or other Loan Document that have been (or in the reasonable judgment of the Company are likely to be) breached or violated.

     7.04     Preservation of Corporate Existence, Etc.  The
Company shall:
(a) and shall cause each Material Subsidiary to, preserve and maintain in full force and effect its corporate existence and good standing under the laws of its state or jurisdiction of incorporation, except in connection with transactions permitted by Section 8.03 and sales of assets permitted by Section 8.02;
(b) and shall cause each Material Subsidiary to, preserve and maintain in full force and effect all governmental rights, privileges, qualifications, permits, licenses and franchises necessary for the normal conduct of its business, except in connection with transactions permitted by Section 8.03 and sales of assets permitted by Section 8.02; and
(c) and shall cause each Subsidiary to, preserve or renew all of its registered patents, trademarks, trade names and service marks, the non-preservation of which could reasonably be expected to have a Material Adverse Effect.

     7.05 Maintenance of Property The Company shall maintain, and shall cause each Subsidiary to maintain, and preserve all its property which is used in its business in good working order and condition, ordinary wear and tear excepted and make all necessary repairs thereto and renewals and replacements thereof except where the failure to do so could not reasonably be expected to have a Material Adverse Effect, except as permitted by Section 8.02 or Section 8.03.

     7.06 Insurance The Company shall maintain, and shall cause each Material Subsidiary to maintain, with financially sound and reputable independent insurers, insurance with respect to its properties and business against loss or damage of the kinds customarily insured against by Persons engaged in the same or similar business, of such types and in such amounts as are customarily carried under similar circumstances by such other Persons.

     7.07 Payment of Obligations The Company shall, and shall cause each Subsidiary to, pay and discharge as the same shall become due and payable, all their respective obligations and liabilities, except where the failure to do so would not reasonably be expected to have a Material Adverse Effect or (b) to the extent that such obligation or liability is being disputed or contested in good faith by appropriate proceedings and adequate reserves in accordance with GAAP with respect thereto are being maintained by the Company or such Subsidiary.

     7.08 Compliance with Laws The Company shall comply, and shall cause each Subsidiary to comply, in all material respects with all Requirements of Law of any Governmental Authority having jurisdiction over it or its business (including the Federal Fair Labor Standards Act and all Environmental Laws), except such as may be contested in good faith or as to which a bona fide dispute may exist or where the failure to so comply would not reasonably be expected to have a Material Adverse Effect .

     7.08 Compliance with ERISA The Company shall, and shall cause each of its ERISA Affiliates to: (a) maintain each Plan in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law;
(b) cause each Plan which is qualified under Section 401(a) of the Code to maintain such qualification; and (c) make all required contributions to any Plan subject to Section 412 of the Code.

    7.09 Inspection of Property and Books and Records The Company shall maintain and shall cause each Subsidiary to maintain proper books of record and account, in which full, true and correct entries in conformity with GAAP consistently applied shall be made of all financial transactions and matters involving the assets and business of the Company and such Subsidiary. The Company shall permit, and shall cause each Subsidiary to permit, representatives of the Agent or any Bank (coordinating through the Agent) to visit and inspect any of their respective properties, to examine their respective corporate, financial and operating records, and make copies thereof or abstracts therefrom, and to discuss their respective affairs, finances and accounts with their respective directors, officers, and independent public accountants, at reasonable times during normal business hours and upon reasonable advance notice to the Company; provided, however, when an Event of Default exists the Agent or any Bank may do any of the foregoing at the expense of the Company.

     7.11 Use of Proceeds The Company shall use the proceeds of the Loans for working capital and other general corporate purposes (including undertaking Acquisitions, capital expenditures, and stock repurchases) not in contravention of any Requirement of Law or of any provision of this Agreement or any other Loan Document.

     7.12 Additional Guarantors If the Company shall, after the Closing Date, form or acquire any Domestic Subsidiary which is a Wholly-Owned Subsidiary (or if any Domestic Subsidiary not previously wholly-owned shall become a Wholly-Owned Subsidiary), the Company shall cause each such Subsidiary to become a party to the Guaranty in the manner specified therein and shall deliver or cause to be delivered such proof of corporate action, incumbency of officers, opinions of counsel and other documents as are consistent with those delivered as to each Guarantor pursuant to
Section 5.01 upon the Closing Date as the Agent may request, in each case in form and substance satisfactory to the Agent.

                     ARTICLE viii

                  NEGATIVE COVENANTS

So long as any Bank shall have any Commitment hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, or any Letter of Credit shall remain outstanding, unless the Majority Banks waive compliance in writing:

     8.01 Limitation on Liens. The Company shall not, and shall not suffer or permit any Subsidiary to, directly or indirectly, make, create, incur, assume or suffer to exist any Lien upon or with respect to any part of its property, whether now owned or hereafter acquired, other than the following ("Permitted Liens"):
(a) any Lien existing on property of the Company or any Subsidiary on the Closing Date and set forth in Schedule 8.01 securing Indebtedness outstanding on such date or incurred in connection with the extension, renewal or refinancing of the Indebtedness secured by such existing Liens; provided that any extension, renewal or replacement Lien shall be limited to the property encumbered by the existing Lien and the principal amount of the Indebtedness being extended, renewed or refinanced does not increase. For purposes of this clause (a), Indebtedness shall be deemed to be outstanding on the Closing Date if the facility under which it is incurred exists on the Closing Date (even if no amounts are then outstanding under such facility);
(b)  any Lien created under any Loan Document;
(c) Liens for taxes, fees, assessments or other governmental charges which are not delinquent or remain payable without penalty, or to the extent that non-payment thereof is permitted by Section 7.07, provided that no notice of lien has been filed or recorded under the Code;
(d) carriers', warehousemen's, mechanics', landlords', materialmen's, repairmen's or other similar Liens arising in the ordinary course of business which are not delinquent or remain payable without penalty or which are being contested in good faith and by appropriate proceedings, which proceedings have the effect of preventing the forfeiture or sale of the property subject thereto;
(e) Liens consisting of pledges or deposits required in the ordinary course of business in connection with workers' compensation, unemployment insurance and other social security legislation;

(f) Liens on the property of the Company or its Subsidiary securing (i) the non-delinquent performance of bids, trade contracts (other than for borrowed money), leases, statutory obligations, (ii) contingent obligations on surety and appeal bonds, and (iii) other non-delinquent obligations of a like nature; in each case, incurred in the ordinary course of business;
(g) Liens consisting of judgment or judicial attachment liens which do not constitute a Default or Event of Default under subsection 9.01(i);
(h) easements, rights-of-way, restrictions and other similar encumbrances incurred in the ordinary course of business which, in the aggregate, are not substantial in amount, and which do not in any case materially detract from the value of the property subject thereto or interfere with the ordinary conduct of the businesses of the Company and its Subsidiaries;
(i)  Liens on assets of corporations which become
Subsidiaries after the date of this Agreement, provided, however, that such Liens existed at the time the respective corporations became Subsidiaries and were not created in anticipation thereof;
(j) purchase money security interests on any property acquired or held by the Company or its Subsidiaries in the ordinary course of business, securing Indebtedness incurred or assumed for the purpose of financing all or any part of the cost of acquiring or improving such property; provided that (i) any such Lien attaches to such property concurrently with or within 180 days after the acquisition thereof, (ii) such Lien attaches solely to the property so acquired in such transaction and any improvements thereto, and (iii) the principal amount of the debt secured thereby does not exceed 100% of the cost of such property;
(k) Liens securing obligations in respect of capital leases on assets subject to such leases, provided that such capital leases are otherwise permitted hereunder;
(l) Liens arising solely by virtue of any statutory or common law provision relating to banker's liens, rights of set-off or similar rights and remedies as to deposit accounts or other funds maintained with a creditor depository institution; provided that such deposit account is not a dedicated cash collateral account and is not subject to restrictions against access by the Company in excess of those set forth by regulations promulgated by the FRB;
(m) Liens on the Company's headquarters building (located at One Symbol Plaza, Holtsville, New York), securing Indebtedness in an aggregate principal amount not to exceed

$40,000,000 at any one time outstanding; and Liens not otherwise permitted hereunder securing Indebtedness and other liabilities in an aggregate amount not to exceed at any one time outstanding the amount of 5% of the net book value of the Company and its Subsidiaries' consolidated assets.

     8.02 Disposition of Assets The Company shall not, and shall not suffer or permit any Subsidiary to, directly or indirectly, sell, assign, lease, convey, transfer or otherwise dispose of (whether in one or a series of transactions) any property (including accounts and notes receivable, with or without recourse) or enter into any agreement to do any of the foregoing, except:
(a) dispositions of inventory, or used, worn-out or surplus property or assets, all in the ordinary course of business;
(b) the sale of equipment to the extent that such equipment is exchanged for credit against the purchase price of similar replacement equipment, or the proceeds of such sale are reasonably promptly applied to the purchase price of such replacement equipment; and
(c) dispositions of property by the Company or any Subsidiary to the Company or any Subsidiary pursuant to reasonable business requirements;
(d)  the sale of lease receivables; and
(e)dispositions not otherwise permitted hereunder which are made for fair market value; provided, that (i) at the time of any disposition, no Event of Default shall exist or shall result from such disposition, and (ii) the aggregate value of all assets so sold by the Company and its Subsidiaries, together, shall not exceed in any fiscal year 10% of Tangible Net Worth as of the end of the immediately preceding fiscal year.

     8.03 Consolidations and Mergers. The Company shall not, and shall not suffer or permit any Subsidiary to, merge, consolidate with or into, or convey, transfer, lease or otherwise dispose of (whether in one transaction or in a series of related transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to or in favor of any Person, except:
(a) any Subsidiary may merge with the Company, provided that the Company shall be the continuing or surviving corporation, or with any one or more Subsidiaries; and

(b) any Subsidiary may sell, transfer or otherwise convey all or substantially all of its assets (upon voluntary liquidation or otherwise), to the Company or another Subsidiary; and
(c) any Subsidiary may sell, transfer or otherwise convey all or substantially all of its assets pursuant to one or more transactions which are not prohibited by Section 8.02.

     8.04 Loans and Investments The Company shall not purchase or acquire, or suffer or permit any Subsidiary to purchase or acquire, or make any commitment therefor, any capital stock, equity interest, or any obligations or other securities of, or any interest in, any Person, or make or commit to make any Acquisitions, or make or commit to make any advance, loan, extension of credit or capital contribution to or any other investment in, any Person including any Affiliate of the Company (together, "Investments"), except for:
(a) Investments held by the Company or Subsidiary in the form of cash equivalents or short term marketable securities;
(b) extensions of credit in the nature of accounts receivable or notes receivable arising from the sale or lease of goods or services in the ordinary course of business;
(c) extensions of credit by the Company to any of its Subsidiaries or by any of its Subsidiaries to another of its Subsidiaries or to the Company;
(d)  Investments incurred in order to consummate
Acquisitions otherwise permitted herein, provided that (i) the consideration paid in cash and by assumption of Indebtedness for such Acquisition, together with such consideration for all prior Acquisitions undertaken by the Company and its Subsidiaries after the Closing Date, shall not exceed at the time of such Investment 20% of Tangible Net Worth as calculated immediately prior to such Acquisition; (ii) such Acquisitions are undertaken in accordance with all applicable Requirements of Law; and (iii) immediately after giving effect to any such Acquisition, no Default or Event of Default would exist and the Company shall be in pro forma compliance with the covenants set forth in Sections 8.15, 8.16 and 8.17;
(e) Investments in Joint Ventures entered into in the ordinary course of business; and
(f)  Investments constituting Permitted Swap
Obligations or payments or advances under Swap Contracts relating to Permitted Swap Obligations.

     8.05 Limitation on Indebtedness The Company shall not, and shall not suffer or permit any Subsidiary to, create, incur, assume, suffer to exist, or otherwise become or remain directly or indirectly liable with respect to, any Indebtedness, except:
(a)  Indebtedness incurred pursuant to this Agreement;
(b) Indebtedness consisting of Contingent Obligations permitted pursuant to Section 8.08;
(c) Indebtedness existing on the Closing Date and set forth in Schedule 8.05 and Indebtedness incurred pursuant to credit facilities existing on the Closing Date and set forth in such Schedule or incurred in connection with the extension, renewal or refinancing of such Indebtedness; provided that the principal amount of the Indebtedness being extended, renewed or refinanced does not increase;
(d) Indebtedness secured by Liens permitted by subsections 8.01(j) and (m);
(e)  Approved Subordinated Indebtedness; and
(f) other Indebtedness in an aggregate principal amount outstanding at any time not to exceed 10% of Tangible Net Worth as of the end of the immediately preceding fiscal quarter.

     8.06 Transactions with Affiliates The Company shall not, and shall not suffer or permit any Subsidiary to, enter into any transaction with any Affiliate of the Company, except upon fair and reasonable terms no less favorable to the Company or such Subsidiary than would obtain in a comparable arm's-length transaction with a Person not an Affiliate of the Company or such Subsidiary.

     8.07     Use of Proceeds.
  The Company shall not, and shall not suffer or permit any Subsidiary to, use any portion of the Loan proceeds or any Letter of Credit, directly or indirectly:
          (a) Except as the same will not result in a violation of Regulation T, U or X of the FRB or any other applicable Requirement of Law or any other provision of the Loan Documents,
(i) to purchase or carry Margin Stock, (ii) to repay or otherwise refinance indebtedness of the Company or others incurred to purchase or carry Margin Stock, (iii) to extend credit for the purpose of purchasing or carrying any Margin Stock, or (iv) to acquire any security in any transaction that is subject to
Section 13 or 14 of the Exchange Act; or

          (b) to make any Acquisition unless the prior, effective written consent or approval to such Acquisition of the board of directors or equivalent governing body of the acquiree has been obtained.

     8.08 Swap Obligations The Company shall not, and shall not suffer or permit any Subsidiary to, create, incur, assume or suffer to exist any outstanding obligations under Swap Contracts, other than Permitted Swap Obligations and Guaranty Obligations with respect to Permitted Swap Obligations.

      8.09 Capital Expenditures The Company shall not, and shall not suffer or permit any Subsidiary to, make or commit to make any Capital Expenditures, except for Capital Expenditures not exceeding, in the aggregate for the Company and its Subsidiaries, determined on a consolidated basis, during any fiscal year, the amount of $125,000,000.

     8.10.....Restricted Payments  The Company shall not declare or make any dividend payment or other distribution of assets, properties, cash, rights, obligations or securities on account of any shares of any class of its capital stock, or purchase, redeem or otherwise acquire for value any shares of its capital stock or any warrants, rights or options to acquire such shares, now or hereafter outstanding, or make any principal payment or prepayment on or redemption, defeasance or purchase of any subordinated Indebtedness or give notice to or deposit any funds with any trustee to effectuate any such actions; except that the Company may:
(a) declare and make dividend payments or other distributions payable solely in its common stock;
(b) purchase, redeem or otherwise acquire shares of its common stock or warrants or options to acquire any such shares with the proceeds received from the substantially concurrent issue of new shares of its common stock; and
(c) declare or pay cash dividends to its stockholders, purchase, redeem or otherwise acquire shares of its capital stock or warrants, rights or options to acquire any such shares for cash; provided, that, immediately after giving effect to such proposed action, no Default or Event of Default would exist and the Company shall be in pro forma compliance with the covenants set forth in Sections 8.15, 8.16 and 8.17.

     8.11 ERISA The Company shall not, and shall not suffer or permit any of its ERISA Affiliates to: (a) engage in a prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably expected to result in liability of the Company in an aggregate amount in excess of $10,000,000; or
(b) engage in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

     8.12 Change in Business The Company shall not, and shall not suffer or permit any Subsidiary to, engage in any material line of business substantially different from those lines of business carried on by the Company and its Subsidiaries on the date hereof.

     8.13 Accounting Changes Except to the extent that such changes are permitted by GAAP and concurred with by the Independent Auditor and that the Company shall have provided reasonably detailed reconciliations of the effect of such changes to the Agent and the Banks, the Company shall not, and shall not suffer or permit any Subsidiary to, make any significant change in accounting treatment or reporting practices, except as required by GAAP, or change the fiscal year of the Company or of any Subsidiary.

     8.14 Subordinated Debt. The Company shall not agree to or enter into any amendment, waiver or modification of, supplement to or other change to any document or instrument evidencing or given in connection with any Approved Subordinated Indebtedness which would reasonably be expected to be adverse to the rights or interests of the Banks.

     8.15 Leverage Ratio The Company shall not suffer or permit as of the end of any fiscal quarter the Leverage Ratio to exceed 2.50 to 1.00.

     8.16 Fixed Charge Coverage Ratio The Company shall not suffer or permit as of the end of any fiscal quarter the Fixed
Charge Coverage Ratio to be less than 2.50 to 1.00.

     8.17 Tangible Net Worth The Company shall not permit its Tangible Net Worth at the last day of any fiscal quarter to be less than the amount equal to:

(a) the sum of (i) 75% of Tangible Net Worth as of the quarter ended September 30, 1998, (ii) 75% of the Company's consolidated net income (calculated without deduction for any Acquisition Charges, but not less any net losses for any period) earned in each fiscal quarter starting with the quarter commencing October 1, 1998 and (iii) the sum of the Net Issuance Proceeds from each equity issuance consummated on or after October 1, 1998; minus
(b) the sum of (i) the aggregate amount paid from and after October 1, 1998 by the Company and its consolidated Subsidiaries for the repurchase of capital stock of the Company and (ii) 100% of any Acquisition Charges arising from and after October 1, 1998.
Notwithstanding the foregoing:
(x) the maximum amount to be deducted pursuant to clause (b)(i) above shall not exceed the amount equal to (i) $60,000,000 for each fiscal year end which will have occurred from October 1, 1998 through (and including) the last day of the fiscal year in which the calculation date occurs plus (ii) the aggregate amount of Net Issuance Proceeds received during the 12 consecutive month period ended on the date of determination; and
(y) in calculating the amount of repurchases of capital stock for purposes of clause (b)(i) above, and in addition to amounts permitted to be deducted pursuant to clause
(x) above, the Company may exclude at each calculation date (i) from and after the date hereof through and including June 30, 1999, up to $50,000,000 of such repurchases, (ii) after June 30, 1999 through and including December 31, 1999, up to $35,000,000 of such repurchases, and (iii) thereafter, up to $25,000,000 of such repurchases; provided that (A) the failure to exclude such amounts would cause the Company to be in violation of the provisions of this Section 8.17 and (B) the Company certifies to the Agent and each Bank that each repurchase which is so excluded was a component of a Strategic Investor Transaction which the Company believes in good faith will be completed within 12 months of the date of such stock repurchase (it being understood that such repurchase shall be counted for purposes of clause (b)(i) from and after the end of such 12-month period and the failure to complete such Strategic Investor Transaction within the 12-month period shall not constitute a Default or an Event of Default hereunder unless the Tangible Net Worth of the Company immediately after the end of such 12-month period does not comply with the provisions of this Section 8.17).

                     ARTICLE IX

                 EVENTS OF DEFAULT

     9.01 Event of Default Any of the following shall constitute an "Event of Default":
(a) Non-Payment. The Company fails to pay, (i) when and as required to be paid herein, any amount of principal of any Loan or of any L/C Obligation or any amount of interest on any Bid Loan, or (ii) within five Business Days after the same becomes due, any other interest, fee or any other amount payable hereunder or under any other Loan Document; or
(b) Representation or Warranty. Any representation or warranty by the Company or any Subsidiary made or deemed made herein, in any other Loan Document, or which is contained in any certificate, document or financial or other statement by the Company, any Subsidiary, or any Responsible Officer, furnished at any time under this Agreement, or in or under any other Loan Document, is incorrect in any material respect on or as of the date made or deemed made; or
(c) Specific Defaults. The Company fails to perform or observe any term, covenant or agreement contained in
Section 7.03 or in Article VIII; or
(d) Other Defaults. The Company or any Subsidiary party thereto fails to perform or observe any other term or covenant contained in this Agreement or any other Loan Document, and such default shall continue unremedied for a period of 30 days after the earlier of (i) the date upon which a Responsible Officer has actual knowledge of such failure or (ii) the date upon which written notice thereof is given to the Company by the Agent or any Bank; or
(e)  Cross-Default.  (i) The Company or any Material Subsidiary
(A) fails to make any payment in respect of any Indebtedness or Contingent Obligation (other than in respect of Swap Contracts), having an aggregate principal amount (including undrawn committed or available amounts and including amounts owing to all creditors under any combined or syndicated credit arrangement) of more than $20,000,000 when due (whether by scheduled maturity, required prepayment, acceleration, demand, or otherwise) and such failure continues after the applicable grace or notice period, if any, specified in the relevant document on the date of such failure; or (B) fails to perform or observe any other condition or covenant, or any other event shall occur or condition exist, under any agreement or instrument relating to any such Indebtedness or Contingent Obligation, and such failure continues after the applicable grace or notice period, if any, specified in the relevant document on the date of such failure if the effect of such failure, event or condition is to cause, or to permit the holder or holders of such Indebtedness or beneficiary or beneficiaries of such Indebtedness (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause such Indebtedness to be declared to be due and payable prior to its stated maturity, or such Contingent Obligation to become payable or cash collateral in respect thereof to be demanded; or
(ii) there occurs under any Swap Contract an Early Termination Date (as defined in such Swap Contract) resulting from any event of default under such Swap Contract as to which the Company or any Material Subsidiary is the Defaulting Party (as defined in such Swap Contract) and the Swap Termination Value owed by the Company or such Material Subsidiary as a result thereof is greater than $20,000,000; or
(f) Insolvency; Voluntary Proceedings. The Company or any Material Subsidiary (i) ceases or fails to be solvent, or generally fails to pay, or admits in writing its inability to pay, its debts as they become due, subject to applicable grace periods, if any, whether at stated maturity or otherwise;
(ii) voluntarily ceases to conduct its business in the ordinary course; (iii) commences any Insolvency Proceeding with respect to itself; or (iv) takes any action to effectuate or authorize any of the foregoing; or
(g)  Involuntary Proceedings.  (i) Any involuntary
Insolvency Proceeding is commenced or filed against the Company or any Material Subsidiary, or any writ, judgment, warrant of attachment, execution or similar process, is issued or levied against a substantial part of the Company's or any Material Subsidiary's properties, and any such proceeding or petition shall not be dismissed, or such writ, judgment, warrant of attachment, execution or similar process shall not be released, vacated or fully bonded within 60 days after commencement, filing or levy; (ii) the Company or any Material Subsidiary admits the material allegations of a petition against it in any Insolvency Proceeding, or an order for relief (or similar order under non-U.S. law) is ordered in any Insolvency Proceeding; or (iii) the Company or any Material Subsidiary acquiesces in the appointment of a receiver, trustee, custodian, conservator, liquidator, mortgagee in possession (or agent therefor), or other similar Person for itself or a substantial portion of its property or business; or
(h) ERISA. (i) An ERISA Event shall occur with respect to a Pension Plan or Multiemployer Plan which has resulted or could reasonably be expected to result in liability of the Company under Title IV of ERISA to the Pension Plan, Multiemployer Plan or the PBGC in an aggregate amount in excess of $20,000,000; the aggregate amount of Unfunded Pension Liability among all Pension Plans at any time exceeds $20,000,000; or (iii) the Company or any ERISA Affiliate shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under
Section 4201 of ERISA under a Multiemployer Plan in an aggregate amount in excess of $20,000,000; or
(i) Monetary. One or more non-interlocutory judgments, non-interlocutory orders, decrees or arbitration awards is entered against the Company or any Subsidiary involving in the aggregate a liability (to the extent not covered by independent third-party insurance as to which the insurer does not dispute coverage) as to any single or related series of transactions, incidents or conditions, of $10,000,000 or more, and the same shall remain unsatisfied, unvacated and unstayed pending appeal for a period of 60 days after the entry thereof; or
(j)  Change of Control.  (i) Any Person or two or more
Persons acting in concert acquires beneficial ownership (within the meaning of Rule 13d-3 of the SEC under the Exchange Act), directly or indirectly, of securities of the Company (or other securities convertible into such securities) representing 30% or more of the combined voting power of all securities of the Company entitled to vote in the election of directors; or
(ii) during any period of up to 12 consecutive months, individuals who at the beginning of such 12-month period were directors of the Company ceasing for any reason to constitute a majority of the Board of Directors of the Company unless the Persons replacing such individuals were nominated by the Board of Directors of the Company; or (iii) any Person or two or more Persons acting in concert acquiring by contract or otherwise, or entering into a contract or arrangement which upon consummation will result in its or their acquisition of, or control over, securities of the Company (or other securities convertible into such securities) representing 30% or more of the combined voting power of all securities of the Company entitled to vote in the election of directors; or
(k) Invalidity of Subordination Provisions. The subordination provisions of any document or instrument given in connection with or evidencing any Approved Subordinated Indebtedness shall for any reason be revoked or invalidated, or otherwise cease to be in full force and effect, or the Obligations are for any reason subordinated or do not have the priority contemplated by this Agreement or such subordination provisions; or

(l) Guaranty Events. The Guaranty is for any reason partially (including with respect to future advances or with respect to less than all of the Guarantors thereunder) or wholly revoked or invalidated, or otherwise ceases to be in full force and effect, or any Guarantor denies in writing that it has any further liability or obligation thereunder.

     9.02 Remedies If any Event of Default occurs, the Agent shall, at the request of, or may, with the consent of, the Majority Banks, do any or all of the following:
(a)  declare the commitment of each Bank to make
Committed Loans and any obligation of the Issuing Bank to Issue Letters of Credit to be terminated, whereupon such commitments and obligation shall be terminated;
(b) with respect to any and all undrawn Letters of Credit, require that the Company Cash Collateralize the L/C Obligations in an amount equal to the maximum aggregate amount that is or at any time thereafter may become available for drawing under any outstanding Letters of Credit (whether or not any beneficiary shall have presented, or shall be entitled at such time to present, the drafts or other documents required to draw under such Letters of Credit) in which case the Company shall immediately Cash Collateralize such amounts, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Company;
(c) declare the unpaid principal amount of all outstanding Loans, all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other Loan Document to be immediately due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Company; and
(d) exercise on behalf of itself and the Banks all rights and remedies available to it and the Banks under the Loan Documents or applicable law;
(e) provided, however, that upon the occurrence of any event specified in subsection (f) or (g) of Section 9.01 (in the case of clause (i) of subsection (g) upon the expiration of the 60-day period mentioned therein), the obligation of each Bank to make Loans and any obligation of the Issuing Bank to Issue Letters of Credit shall automatically terminate and the unpaid principal amount of all outstanding Loans and all interest and other amounts as aforesaid shall automatically become due and payable without further act of the Agent, the Issuing Bank or any Bank.

     9.03 Rights Not Exclusive. The rights provided for in this Agreement and the other Loan Documents are cumulative and are not exclusive of any other rights, powers, privileges or remedies provided by law or in equity, or under any other instrument, document or agreement now existing or hereafter arising.


                       ARTICLE x

                       THE AGENT

     10.01     Appointment and Authorization; "Agent".
(a) Each Bank hereby irrevocably (subject to Section 10.09) appoints, designates and authorizes the Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other Loan Document, the Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Agent have or be deemed to have any fiduciary relationship with any Bank, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Agent. Without limiting the generality of the foregoing sentence, the use of the term "agent" in this Agreement with reference to the Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable law. Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties.The Issuing Bank shall act on behalf of the Banks with respect to any Letters of Credit Issued by it and the documents associated therewith until such time and except for so long as the Agent may agree at the request of the Majority Lenders to act for such Issuing Bank with respect thereto; provided, however, that the Issuing Bank shall have all of the benefits and immunities (i) provided to the Agent in this
Article X with respect to any acts taken or omissions suffered by the Issuing Bank in connection with Letters of Credit Issued by it or proposed to be Issued by it and the application and agreements for letters of credit pertaining to the Letters of Credit as fully as if the term "Agent", as used in this Article X, included the Issuing Bank with respect to such acts or omissions, and
(ii) as additionally provided in this Agreement with respect to the Issuing Bank.

     10.02 Delegation of Duties The Agent may execute any of its duties under this Agreement or any other Loan Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects with reasonable care.

     10.03     Liability of Agent.
  None of the Agent-Related Persons shall (i) be liable for any action taken or omitted to be taken by any of them under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct), or (ii) be responsible in any manner to any of the Banks for any recital, statement, representation or warranty made by the Company or any Subsidiary or Affiliate of the Company, or any officer thereof, contained in this Agreement or in any other Loan Document, or in any certificate, report, statement or other document referred to or provided for in, or received by the Agent under or in connection with, this Agreement or any other Loan Document, or the validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document, or for any failure of the Company or any other party to any Loan Document to perform its obligations hereunder or thereunder. No Agent-Related Person shall be under any obligation to any Bank to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of the Company or any of the Company's Subsidiaries or Affiliates.

     10.04     Reliance by Agent.
(a) The Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon advice and statements of legal counsel (including counsel to the Company), independent accountants and other experts selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Majority Banks as it deems appropriate and, if it so requests, it shall first be indemnified to its satisfaction by the Banks against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Majority Banks and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Banks. For purposes of determining compliance with the conditions specified in Section 5.01, each Bank that has executed this Agreement shall be deemed to have consented to, approved or accepted or to be satisfied with, each document or other matter either sent by the Agent to such Bank for consent, approval, acceptance or satisfaction, or required thereunder to be consented to or approved by or acceptable or satisfactory to the Bank.

     10.05 Notice of Default The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default, except with respect to defaults in the payment of principal, interest and fees required to be paid to the Agent for the account of the Banks, unless the Agent shall have received written notice from a Bank or the Company referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default". The Agent will notify the Banks of its receipt of any such notice. The Agent shall take such action with respect to such Default or Event of Default as may be requested by the Majority Banks in accordance with Article IX; provided, however, that unless and until the Agent has received any such request, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable or in the best interest of the Banks.

     10.06 Credit Decision Each Bank acknowledges that none of the Agent-Related Persons has made any representation or warranty to it, and that no act by the Agent hereinafter taken, including any review of the affairs of the Company and its Subsidiaries, shall be deemed to constitute any representation or warranty by any Agent-Related

Person to any Bank. Each Bank represents to the Agent that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of the Company and its Subsidiaries, and all applicable bank regulatory laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to the Company hereunder. Each Bank also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of the Company and its Subsidiaries. Except for notices, reports and other documents expressly herein required to be furnished to the Banks by the Agent, the Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the business, prospects, operations, property, financial and other condition or creditworthiness of the Company or any Subsidiary which may come into the possession of any of the Agent-Related Persons.

     10.07 Indemnification of Agent Whether or not the transactions contemplated hereby are consummated, the Banks shall indemnify upon demand the Agent-Related Persons (to the extent not reimbursed by or on behalf of the Company and without limiting the obligation of the Company to do so), pro rata, from and against any and all Indemnified Liabilities; provided, however, that no Bank shall be liable for the payment to the Agent-Related Persons of any portion of such Indemnified Liabilities resulting solely from such Person's gross negligence or willful misconduct. Without limitation of the foregoing, each Bank shall reimburse the Agent upon demand for its ratable share of any costs or out-of-pocket expenses (including Attorney Costs) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that the Agent is not reimbursed for such expenses by or on behalf of the Company. The undertaking in this Section shall survive the termination of the Commitments, the payment of all Obligations hereunder and the resignation or replacement of the Agent.

     10.08 Agent in Individual Capacity BofA and its Affiliates may make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with the Company and its Subsidiaries and Affiliates as though BofA were not the Agent or the Issuing Bank hereunder and without notice to or consent of the Banks. The Banks acknowledge that, pursuant to such activities, BofA or its Affiliates may receive information regarding the Company, its Subsidiaries or its Affiliates (including information that may be subject to confidentiality obligations in favor of the Company or such Subsidiary or Affiliate) and acknowledge that the Agent shall be under no obligation to provide such information to them. With respect to its Loans, BofA shall have the same rights and powers under this Agreement as any other Bank and may exercise the same as though it were not the Agent or the Issuing Bank.

     10.09 Successor Agent The Agent may resign as Agent upon 30 days' notice to the Banks. If the Agent resigns under this Agreement, the Majority Banks shall appoint from among the Banks a successor agent for the Banks, which successor agent shall be approved by the Company. If no successor agent is appointed prior to the effective date of the resignation of the Agent, the Agent may appoint, after consulting with the Banks and the Company, a successor agent from among the Banks. Upon the acceptance of its appointment as successor agent hereunder, such successor agent shall succeed to all the rights, powers and duties of the retiring Agent and the term "Agent" shall mean such successor agent and the retiring Agent's appointment, powers and duties as Agent shall be terminated. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article X and Sections 11.04 and 11.05 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement. If no successor agent has accepted appointment as Agent by the date which is 30 days following a retiring Agent's notice of resignation, the retiring Agent's resignation shall nevertheless thereupon become effective and the Banks shall perform all of the duties of the Agent hereunder until such time, if any, as the Majority Banks appoint a successor agent as provided for above.

     10.10     Withholding Tax.
(a) If any Bank is a "foreign corporation, partnership or trust" within the meaning of the Code and such Bank claims exemption from, or a reduction of, U.S. withholding tax under Sections 1441 or 1442 of the Code, such Bank agrees with and in favor of the Agent, to deliver to the Agent:
(i) if such Bank claims an exemption from, or a reduction of, withholding tax under a United States tax treaty, two properly completed and executed copies of IRS
Form 1001 before the payment of any interest in the first calendar year and before the payment of any interest in each third succeeding calendar year during which interest may be paid under this Agreement;
(ii) if such Bank claims that interest paid under this Agreement is exempt from United States withholding tax because it is effectively connected with a United States trade or business of such Bank, two properly completed and executed copies of IRS Form 4224 before the payment of any interest is due in the first taxable year of such Bank and in each succeeding taxable year of such Bank during which interest may be paid under this Agreement; and
(iii) Such other form or forms as may be required under the Code or other laws of the United States as a condition to exemption from, or reduction of, United States withholding tax.
Such Bank agrees to promptly notify the Agent of any change in circumstances which would modify or render invalid any claimed exemption or reduction.
(b) If any Bank claims exemption from, or reduction of, withholding tax under a United States tax treaty by providing IRS Form 1001 and such Bank sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Company to such Bank, such Bank agrees to notify the Agent of the percentage amount in which it is no longer the beneficial owner of Obligations of the Company to such Bank. To the extent of such percentage amount, the Agent will treat such Bank's IRS Form 1001 as no longer valid.
(c) If any Bank claiming exemption from United States withholding tax by filing IRS Form 4224 with the Agent sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Company to such Bank, such Bank agrees to undertake sole responsibility for complying with the withholding tax requirements imposed by Sections 1441 and 1442 of the Code.

(d) If any Bank is entitled to a reduction in the applicable withholding tax, the Agent may withhold from any interest payment to such Bank an amount equivalent to the applicable withholding tax after taking into account such reduction. However, if the forms or other documentation required by subsection (a) of this Section are not delivered to the Agent, then the Agent may withhold from any interest payment to such Bank not providing such forms or other documentation an amount equivalent to the applicable withholding tax imposed by Sections 1441 and 1442 of the Code, without reduction. If the IRS or any other Governmental Authority of the United States or other jurisdiction asserts a claim that the Agent did not properly withhold tax from amounts paid to or for the account of any Bank (because the appropriate form was not delivered or was not properly executed, or because such Bank failed to notify the Agent of a change in circumstances which rendered the exemption from, or reduction of, withholding tax ineffective, or for any other reason) such Bank shall indemnify the Agent fully for all amounts paid, directly or indirectly, by the Agent as tax or otherwise, including penalties and interest, and including any taxes imposed by any jurisdiction on the amounts payable to the Agent under this Section, together with all costs and expenses (including Attorney Costs). The obligation of the Banks under this subsection shall survive the payment of all Obligations and the resignation or replacement of the Agent.

     10.11 Documentation Agent The Bank identified on the facing page or signature pages of this Agreement or elsewhere herein or in the other Loan Documents as the "documentation agent" shall not have any right, power, obligation, liability, responsibility or duty under this Agreement other than those applicable to all Banks as such. Without limiting the foregoing, the Bank so identified as a "documentation agent" shall not have or be deemed to have any fiduciary relationship with any Bank. Each Bank acknowledges that it has not relied, and will not rely, on the Bank so identified in deciding to enter into this Agreement or in taking or not taking action hereunder or under any other Loan Document.

                     article xi

                    MISCELLANEOUS

     11.01 Amendments and Waivers No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent with respect to any departure by the Company or any applicable Subsidiary therefrom, shall be effective unless the same shall be in writing and signed by the Majority Banks (or by the Agent at the written request of the Majority Banks) and the Company and acknowledged by the Agent, and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such waiver, amendment, or consent shall, unless in writing and signed by each Bank directly affected thereby and the Company and acknowledged by the Agent, do any of the following:
(a) increase or extend the Commitment of any Bank (or reinstate any Commitment terminated pursuant to Section 9.02);
(b) postpone or delay any date fixed by this Agreement or any other Loan Document for any payment of principal, interest, fees or other amounts due to the Banks (or any of them) hereunder or under any other Loan Document;
(c) reduce the principal of, or the rate of interest specified herein on any Loan, or (subject to clause (iii) below) any fees or other amounts payable hereunder or under any other Loan Document;
(d) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Loans which is required for the Banks or any of them to take any action hereunder;
(e) amend this Section or Section 2.17, or any provision herein providing for consent or other action by all Banks or by each Bank directly affected thereby; or
(f) terminate the Guaranty or release all or substantially all of the Guarantors from their obligations under the Guaranty;
(g) and, provided further, that (i) no amendment, waiver or consent shall, unless in writing and signed by all of the Banks and the Company and acknowledged by the Agent increase (x) the aggregate amount of the Commitments, except as contemplated by and subject to the provisions of Section 2.07 or (y) the aggregate amount set forth in Section 2.07 by which the Company has the option to increase the Commitments, (ii) no amendment, waiver or consent shall, unless in writing and signed by the Issuing Bank in addition to the Majority Banks or each

Bank directly affected thereby or all Banks, as the case may be, affect the rights or duties of the Issuing Bank under this Agreement or any L/C-Related Document relating to any Letter of Credit Issued or to be Issued by it, (iii) no amendment, waiver or consent shall, unless in writing and signed by the Agent in addition to the Majority Banks or each Bank directly affected thereby or all Banks, as the case may be, affect the rights or duties of the Agent under this Agreement or any other Loan Document, and (iv) the Fee Letter may be amended, or rights or privileges thereunder waived, in a writing executed by the parties thereto.

     11.02     Notices.
(a) All notices, requests, consents, approvals, waivers and other communications shall be in writing (including, unless the context expressly otherwise provides, by facsimile transmission, provided that any matter transmitted by the Company by facsimile (i) shall be immediately confirmed by a telephone call to the recipient at the number specified on Schedule 11.02, and (ii) shall be followed promptly by delivery of a hard copy original thereof) and mailed, faxed or delivered, to the address or facsimile number specified for notices on Schedule 11.02; or, as directed to the Company or the Agent, to such other address as shall be designated by such party in a written notice to the other parties, and as directed to any other party, at such other address as shall be designated by such party in a written notice to the Company and the Agent.
(b) All such notices, requests and communications shall, when transmitted by overnight delivery, or faxed, be effective when delivered for overnight (next-day) delivery, or transmitted in legible form by facsimile machine, respectively, or if mailed, upon the third Business Day after the date deposited into the U.S. mail, or if delivered, upon delivery; except that notices pursuant to Article II, III or X to the Agent shall not be effective until actually received by the Agent, and notices pursuant to Article III to the Issuing Bank shall not be effective until actually received by the Issuing Bank at the address specified for the "Issuing Bank" on the applicable signature page hereof. Any agreement of the Agent and the Banks herein to receive certain notices by telephone or facsimile is solely for the convenience and at the request of the Company.
The Agent and the Banks shall be entitled to rely on the authority of any Person purporting to be a Person authorized by the Company to give such notice and the Agent and the Banks shall not have any liability to the Company or other Person on account of any action taken or not taken by the Agent or the Banks in reliance upon such telephonic or facsimile notice. The obligation of the Company to repay the Loans and L/C Obligations shall not be affected in any way or to any extent by any failure by the Agent and the Banks to receive written confirmation of any telephonic or facsimile notice or the receipt by the Agent and the Banks of a confirmation which is at variance with the terms understood by the Agent and the Banks to be contained in the telephonic or facsimile notice.

     11.03 No Waiver; Cumulative Remedies No failure to exercise and no delay in exercising, on the part of the Agent or any Bank, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege.

     11.04     Costs and Expenses  The Company shall:
(a) whether or not the transactions contemplated hereby are consummated, pay or reimburse BofA (including in its capacity as Agent and Issuing Bank) promptly (subject to subsection 5.01(e)) for all reasonable costs and expenses incurred by BofA (including in its capacity as Agent and Issuing
Bank) in connection with the development, preparation, delivery, administration and execution of (subject to any limits on such costs and expenses agreed to by BofA and the Company in the commitment letter dated October 27, 1998), and any amendment, supplement, waiver or modification to (in each case, whether or not consummated), this Agreement, any Loan Document and any other documents prepared in connection herewith or therewith, and the consummation of the transactions contemplated hereby and thereby, including Attorney Costs incurred by BofA (including in its capacity as Agent and Issuing Bank) with respect thereto; andpay or reimburse the Agent, the Lead Arranger and each Bank within 10 Business Days after demand (subject to subsection 5.01(e)) for all reasonable costs and expenses (including Attorney Costs) incurred by them in connection with the enforcement or preservation of any rights or remedies under this Agreement or any other Loan Document during the existence of an Event of Default or after acceleration of the Loans (including in connection with any "workout" or restructuring regarding the Loans, and including in any Insolvency Proceeding or appellate proceeding). The agreements in this Section shall survive the termination of the Commitments and the payment of all other Obligations.

     11.05 Company Indemnification Whether or not the transactions contemplated hereby are consummated, the Company shall indemnify, defend and hold the Agent-Related Persons, and each Bank and each of its respective officers, directors, employees, counsel, agents and attorneys-in-fact (each, an "Indemnified Person") harmless from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments and suits, and any and all reasonable costs, charges, expenses and disbursements (including Attorney Costs) of any kind or nature whatsoever which may at any time (including at any time following repayment of the Loans, the termination of the Letters of Credit and the termination, resignation or replacement of the Agent or replacement of any Bank) be imposed on, incurred by or asserted against any such Person in any way relating to or arising out of this Agreement or any document contemplated by or referred to herein, or the transactions contemplated hereby, or any action taken or omitted by any such Person under or in connection with any of the foregoing, including with respect to any investigation, litigation or proceeding (including any Insolvency Proceeding or appellate proceeding) related to or arising out of this Agreement or the Loans or Letters of Credit or the use of the proceeds thereof, whether or not any Indemnified Person is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities"); provided, that the Company shall have no obligation hereunder to any Indemnified Person with respect to Indemnified Liabilities to the extent resulting from the gross negligence or willful misconduct of such Indemnified Person. The agreements in this Section shall survive the termination of the Commitments and the payment of all other Obligations.

     11.06 Payments Set Aside To the extent that the Company makes a payment to the Agent or the Banks, or the Agent or the Banks exercise their right of set-off, and such payment or the proceeds of such set-off or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside or required (including pursuant to any settlement entered into by the Agent or such Bank in its discretion) to be repaid to a trustee, receiver or any other party, in connection with any Insolvency Proceeding or otherwise, then (a) to the extent of such recovery the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such set-off had not occurred, and (b) each Bank severally agrees to pay to the Agent upon demand its pro rata share of any amount so recovered from or repaid by the Agent.

     11.06 Successors and Assigns The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Company may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of the Agent and each Bank.

     11.07     Assignments, Participations, Etc.
(a) Any Bank may, with the written consent of the Company at all times other than during the existence of an Event of Default and the Agent and the Issuing Bank, which consents shall not be unreasonably withheld, at any time assign and delegate to one or more Eligible Assignees (provided that no written consent of the Company, the Agent or the Issuing Bank shall be required in connection with any assignment and delegation by a Bank to an Eligible Assignee that is an Affiliate of such Bank) (each an "Assignee") all, or any ratable part of all, of the Loans, the Commitments, the L/C Obligations and the other rights and obligations of such Bank hereunder, in a minimum amount of $10,000,000 or, if less, the entire amount of such Bank's Commitment; provided, however, that the Company and the Agent may continue to deal solely and directly with such Bank in connection with the interest so assigned to an Assignee until
(i) written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to the Company and the Agent by such Bank and the Assignee; (ii) such Bank and its Assignee shall have delivered to the Company and the Agent an Assignment and Acceptance in the form of Exhibit E ("Assignment and Acceptance"), together with any Note or Notes subject to such assignment and (iii) the assignor Bank, the Assignee or, in the case of an assignment made pursuant to Section 4.08, the Company, has paid to the Agent a processing fee in the amount of $3,500.
(b) From and after the date that the Agent notifies the assignor Bank that it has received (and provided its consent with respect to) an executed Assignment and Acceptance and payment of the above-referenced processing fee, (i) the Assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, shall have the rights and obligations of a Bank under the Loan Documents,
(ii) the assignor Bank shall, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under the Loan Documents, and (iii) this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the Commitments arising therefrom. The Commitment allocated to each Assignee shall reduce such Commitments of the assigning Bank pro tanto.
(c) Within five Business Days after its receipt of notice by the Agent that it has received an executed Assignment and Acceptance and payment of the processing fee (and provided that it has granted any requisite consent to such assignment in accordance with subsection 11.08(a)), the Company shall (if so requested) execute and deliver to the Agent, new Notes evidencing such Assignee's assigned Loans and Commitment and, if the assignor Bank has retained a portion of its Loans and its Commitment, replacement Notes in the principal amount of the Loans retained by the assignor Bank (such Notes to be in exchange for, but not in payment of, the Notes held by such Bank).
(d) Any Bank may at any time sell to one or more commercial banks or other Persons not Affiliates of the Company (a "Participant") participating interests in any Loans, the Commitment of that Bank and the other interests of that Bank (the "originating Bank") hereunder and under the other Loan Documents; provided, however, that (i) the originating Bank's obligations under this Agreement shall remain unchanged, (ii) the originating Bank shall remain solely responsible for the performance of such obligations, (iii) the Company, the Issuing Bank and the Agent shall continue to deal solely and directly with the originating Bank in connection with the originating Bank's rights and obligations under this Agreement and the other Loan Documents, and (iv) no Bank shall transfer or grant any participating interest under which the Participant has rights to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan Document, except to the extent such amendment, consent or waiver would require unanimous consent of the Banks as described in the first proviso to Section 11.01. In the case of any such participation, the Participant shall be entitled to the benefit of Sections 4.01, 4.03, 4.04, 4.06 and
11.05 as though it were also a Bank hereunder and, if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as a Bank under this Agreement. Notwithstanding any other provision in this Agreement, any Bank may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement and the Note held by it in favor of any Federal Reserve Bank in accordance with Regulation A of the FRB or U.S. Treasury Regulation 31 CFR 203.14, and such Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law.

     11.09 Confidentiality Each Bank agrees to take and to cause its Affiliates to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all information identified as "confidential" or "secret" by the Company and provided to it by the Company or any Subsidiary, or by the Agent on the Company's or such Subsidiary's behalf, under this Agreement or any other Loan Document, and neither it nor any of its Affiliates shall use any such information other than in connection with or in enforcement of this Agreement and the other Loan Documents or in connection with other business now or hereafter existing or contemplated with the Company or any Subsidiary; except to the extent such information (i) was or becomes generally available to the public other than as a result of disclosure by the Bank, or (ii) was or becomes available on a non-confidential basis from a source other than the Company, provided that such source is not bound by a confidentiality agreement with the Company known to the Bank; provided, however, that any Bank may disclose such information (A) at the request or pursuant to any requirement of any Governmental Authority to which the Bank is subject or in connection with an examination of such Bank by any such authority; (B) pursuant to subpoena or other court process; (C) when required to do so in accordance with the provisions of any applicable Requirement of Law; (D) to the extent reasonably required in connection with any litigation or proceeding to which the Agent, any Bank or their respective Affiliates may be party; (E) to the extent reasonably required in connection with the exercise of any remedy hereunder or under any other Loan Document; (F) to such Bank's independent auditors and other professional advisors; (G) to any Participant or Assignee, actual or potential, provided that such Person agrees in writing to keep such information confidential to the same extent required of the Banks hereunder; (H) as to any Bank or its Affiliate, as expressly permitted under the terms of any other document or agreement regarding confidentiality to which the Company or any Subsidiary is party or is deemed party with such Bank or such Affiliate; and (I) to its Affiliates to the extent necessary for the administration of such Bank's Loans and other extensions of credit hereunder. In the event of disclosure pursuant to clauses
(A) through (E) of the immediately preceding proviso (other than in connection with bank examinations), the Bank shall, if allowed to do so under applicable Requirements of Law) make commercially reasonable efforts to notify the Company of the disclosure in advance thereof and shall (at no cost to the Bank) cooperate to the extent commercially reasonable with the Company in seeking to have the materials to be disclosed sealed or otherwise given confidential treatment by the applicable court or Governmental Authority.

     11.10 Set-off In addition to any rights and remedies of the Banks provided by law, if the Loans have been accelerated, each Bank is authorized at any time and from time to time, without prior notice to the Company, any such notice being waived by the Company to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing by, such Bank to or for the credit or the account of the Company against any and all Obligations owing to such Bank, now or hereafter existing, irrespective of whether or not the Agent or such Bank shall have made demand under this Agreement or any Loan Document and although such Obligations may be contingent or unmatured. Each Bank agrees promptly to notify the Company and the Agent after any such set-off and application made by such Bank; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application.

     11.11 Notification of Addresses, Lending Offices, Etc. Each Bank shall notify the Agent in writing of any changes in the address to which notices to the Bank should be directed, of addresses of any Lending Office, of payment instructions in respect of all payments to be made to it hereunder and of such other administrative information as the Agent shall reasonably request.

     11.12 Counterparts This Agreement may be executed in any number of separate counterparts, each of which, when so executed, shall be deemed an original, and all of said counterparts taken together shall be deemed to constitute but one and the same instrument.

     11.13 Severability The illegality or unenforceability of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

     11.14 No Third Parties Benefited This Agreement is made and entered into for the sole protection and legal benefit of the Company, the Banks, the Agent and the Agent-Related Persons, and their permitted successors and assigns, and no other Person shall be a direct or indirect legal beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any of the other Loan Documents.

     11.15     Governing Law and Jurisdiction.
(a)  THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY,
AND CONSTRUED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK; PROVIDED THAT THE AGENT AND THE BANKS SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW.ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK OR OF THE UNITED STATES FOR THE SOUTHERN DISTRICT OF NEW YORK, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH OF THE COMPANY, THE AGENT AND THE BANKS CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NON-EXCLUSIVE JURISDICTION OF THOSE COURTS.
EACH OF THE COMPANY, THE AGENT AND THE BANKS IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION IN RESPECT OF THIS AGREEMENT OR ANY DOCUMENT RELATED HERETO. THE COMPANY, THE AGENT AND THE BANKS EACH WAIVE PERSONAL SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER PROCESS, WHICH MAY BE MADE BY ANY OTHER MEANS PERMITTED BY NEW YORK LAW.

     11.16     Waiver of Jury Trial  THE COMPANY, THE BANKS AND
THE AGENT EACH WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY
OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR
RELATED TO THIS

AGREEMENT, THE OTHER LOAN DOCUMENTS, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY OR ANY AGENT-RELATED PERSON, PARTICIPANT OR ASSIGNEE, WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE. THE COMPANY, THE BANKS AND THE AGENT EACH AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.

     11.17 Entire Agreement This Agreement, together with the other Loan Documents, embodies the entire agreement and understanding among the Company, the Banks and the Agent, and supersedes all prior or contemporaneous agreements and understandings of such Persons, verbal or written, relating to the subject matter hereof and thereof.




[remainder of page intentionally left blank;
signature pages follow]

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.
SYMBOL TECHNOLOGIES, INC.

By: ______________________________
Name:  ___________________________
Title: ___________________________


BANK OF AMERICA NATIONAL TRUST
AND SAVINGS ASSOCIATION,
as Agent

By: ______________________________
Name:  ___________________________
Title: ___________________________


BANK OF AMERICA NATIONAL TRUST
AND SAVINGS ASSOCIATION, as a Bank and
as Issuing Bank

By: ______________________________
Name:  ___________________________
Title: ___________________________


THE CHASE MANHATTAN BANK, as Documentation Agent and as a Bank

By: ______________________________
Name:  ___________________________
Title: ___________________________


BANCA COMMERCIALE ITALIANA, NEW YORK BRANCH

By: ______________________________
Name:  ___________________________
Title: ___________________________

By: ______________________________
Name:  ___________________________
Title: ___________________________

BANK HAPOALIM BM

By: ______________________________
Name:  ___________________________
Title: ___________________________

By: ______________________________
Name:  ___________________________
Title: ___________________________


BANK OF TOKYO-MITSUBISHI TRUST COMPANY

By: ______________________________
Name:  ___________________________
Title: ___________________________


BANQUE NATIONALE DE PARIS

By: ______________________________
Name:  ___________________________
Title: ___________________________

By: ______________________________
Name:  ___________________________
Title: ___________________________


COMERICA BANK

By: ______________________________
Name:  ___________________________
Title: ___________________________


COMMERZBANK AG, NEW YORK BRANCH

By: ______________________________
Name:  ___________________________
Title: ___________________________

By: ______________________________
Name:  ___________________________
Title: ___________________________

DG BANK DEUTSCHE GENOSSENSCHAFTSBANK AG, CAYMAN ISLAND BRANCH

By: ______________________________
Name:  ___________________________
Title: ___________________________

By: ______________________________
Name:  ___________________________
Title: ___________________________


FLEET BANK N.A.

By: ______________________________
Name:  ___________________________
Title: ___________________________


MELLON BANK, N.A.

By: ______________________________
Name:  ___________________________
Title: ___________________________


THE BANK OF NEW YORK

By: ______________________________
Name:  ___________________________
Title: ___________________________

THE BANK OF NOVA SCOTIA

By: ______________________________
Name:  ___________________________
Title: ___________________________


WACHOVIA BANK, N.A.

By: ______________________________
Name:  ___________________________
Title: ___________________________

                          EXHIBIT 22

SYMBOL TECHNOLOGIES, INC


100% owned by Symbol Technologies, Inc.:

Symbol Technologies International, Inc.
One Symbol Plaza
Holtsville, New York 11742
State of Incorporation: New York

Symbol Technologies International, Inc.
One Symbol Plaza
Holtsville, New York 11742
State of Incorporation: Delaware

Symbolease Inc.
One Symbol Plaza
Holtsville, New York 11742
State of Incorporation: Delaware

Symbol Technologies Asia, Inc.
230 Victoria Street
04-05 Bugis Junction Office Tower
Singapore 0718
State of Incorporation: Delaware

Symbolease Canada, Inc.
2540 Matheson Blvd. East
Mississauga, Ontario
Canada L4W 4Z2
State of Incorporation: Delaware

FOREIGN CORPORATIONS

Symbol Technologies UK Limited
One Symbol Place
Winnersh Triangle,
Berkshire, UK RG41 5TP
Country of Incorporation: United Kingdom

Olympus Symbol, Inc.
San-Ei Building, 4F, 1-22-2, Nishi - Shinjuku
Shinjuku-Ku, Tokyo-160, Japan
Country of Incorporation: Japan

Symbol Technologies Mexico, Limited
Blvd. Manuel Avila, Camacho # 88, Piso 3, Col. Lomas de
Chapultapec
C.P. 11000 Mexico, D.F. Mexico
Country of Incorporation: Mexico

Symbol Technologies Netherlands, Inc.
Kerkplein 2, 7051 CX, Postbus 24 7050 AA
Varsseveld, Netherlands
Country of Incorporation: The Netherlands

Subsidiaries of Symbol Technologies International, Inc.
(Delaware)

Symbol Technologies Africa, Inc.
Block BZ  Rutherford Estate
1 Scott Street
Waverly 209
Republic of South Africa
State of Incorporation: Delaware

Symbol Technologies Pty. Ltd.
9TH Floor
432 Street, Kilda Road
Melbourne, VIC 3004
Australia
Country of Incorporation: Australia

Symbol Technologies GmbH
2 Haus - 5 Stock
Prinz-Eugenstrasse 70
1040 Wein
Austria
Country of Incorporation: Austria

Symbol Technologies Canada, Inc.
2540 Matheson Blvd. East
Mississauga, Ontario, Canada L4W 4Z2
Country of Incorporation: Canada

Symbol Technologies A/S
Gydevang 2,
DK-3450 Allerod
Denmark
Country of Incorporation: Denmark

Symbol Technologies S.A.
Centre d'Affaire d'Anthony
3 Rue de la Renaissance
92184 Antony Cedex, France
Country of Incorporation: France

Symbol Technologies GmbH
Waldstrasse 68
6057 Dietzenbach
Germany
Country of Incorporation: Germany

Symbol Technologies S.R.L.
Via Cristoforo Colombo, 49
20090 Trezzano S/L Naviglio,
Milan, Italia
Country of Incorporation: Italy

O.Y. Symbol Technologies AB
Huoneisto A6
Kaupintie 8
FIN-00440 Helsinki,
Finland
Country of Incorporation: Finland

Symbol Technologies AB
Albygatan 109 D Box 1354
SE-171 26 Solna
Stockholm, Sweden
Country of Incorporation: Sweden

Symbol Technologies S.A.
Edificioi la Piovera Azul
C. Peonias, No.2 - Sexta Planta
28042 Madrid
Spain
Country of Incorporation: Spain

Subsidiaries of Symbol Technologies UK Limited

Symbol Technologies Limited
One Symbol Place
Winnersh Triangle,
Berkshire, UK RG41 5TP
Country of Incorporation: United Kingdom

                          EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT






We consent to the incorporation by reference in Registration Statements No. 333-48159, No. 333-26593, No. 333-01769, No.
2-81405, No. 2-94868, No. 2-94876, No. 33-3771, No. 33-13009,
No. 33-18748, No. 33-25509, No. 33-25484, No. 33-25567, No.
33-35821, No. 33-43580, No. 33-48025, No. 35-48026, No.
33-78622, No. 33-78678, No.33-59333 and No. 333-01769 on Form
S-8 and No. 33-18745, No. 33-25432, No. 33-43581, No. 33-43584
and No. 33-45016 on Form S-3 of Symbol Technologies, Inc. of our report dated February 25, 1999, appearing in this Annual Report on Form 10-K of Symbol Technologies, Inc. for the year ended December 31, 1998.





s/Deloitte & Touche LLP
Jericho, New York

February 25, 1999