Form 10-K/A
period 1998-12-31
SYMBOL TECHNOLOGIES INC
filed 1999-03-09
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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









This Form 10-K/A is filed to amend the disclosure included in footnote 14 of the accompanying Notes to the Consolidated Financial Statements. There are no other changes (other than the dating of the signature pages and Independent Auditors' Consent) to the Company's annual report on Form 10-K which was previously filed on March 2, 1999.













































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



Dated:  March 8, 1999




























                             -62-


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                    Date

/s/Jerome Swartz        Chairman of the         March 8, 1999
Jerome Swartz           Board and Director
                        (Principal Executive
                         Officer)


/s/Tomo Razmilovic      Director                March 8, 1999
Tomo Razmilovic


/s/Raymond R. Martino   Director                March 8, 1999
Raymond R. Martino


/s/Harvey P. Mallement  Director                March 8, 1999
Harvey P. Mallement


/s/Frederic P. Heiman   Director                March 8, 1999
Frederic P. Heiman


/s/Saul P. Steinberg    Director                March 8, 1999
Saul P. Steinberg


/s/Lowell C. Freiberg   Director                March 8, 1999
Lowell C. Freiberg


/s/George Bugliarello   Director                March 8, 1999
George Bugliarello


/s/Charles B. Wang      Director                March 8, 1999
Charles B. Wang


/s/Kenneth V. Jaeggi    Senior Vice President   March 8, 1999
Kenneth V. Jaeggi       Finance (Chief
                        Financial Officer)


/s/Brian T. Burke       Senior Vice President   March 8, 1999
Brian T. Burke          and Controller (Chief
                        Accounting Officer)


                             -63-













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

Future minimum annual rental payments required under non-cancelable operating leases are:

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

                               F-21

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


                               F-22

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

14.   INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS

The Company manages its business on a geographic basis.  The
Company's reportable segments have been aggregated into three geographic reportable business segments, North America, Western
Europe and Other (which includes Asia Pacific).

Sales of the Company's bar code scanner products have accounted for approximately 40 percent of the Company's total revenue for the years ended December 31, 1998, 1997 and 1996. Sales of scanner integrated application specific mobile computing systems accounted for approximately 50 percent of the Company's total revenue for the years ended December 31, 1998, 1997 and 1996. Maintenance and support revenue contributed approximately 10 percent of the Company's total revenue for the years ended December 31, 1998, 1997 and 1996. During 1998, sales to Lockheed Martin Corporation in connection with the United States Postal Service contract amounted to approximately 11 percent of total net revenue.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Sales are allocated to each of the reportable segments based upon the location of the use of the products and services. The "Corporate" column includes corporate related items not allocated to reportable segments and the elimination of intercompany transactions. In determining earnings before provision for income taxes for each geographic area, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company. This has the effect of reducing reportable European and Other operating profit.

Identifiable assets are those tangible and intangible assets used in operations in each geographic area. Corporate assets are principally temporary investments and the excess of cost over fair value of net assets acquired.

























                               F-28

                               North     Western
                              America    Europe     Other    Corporate  Consolidated
                                              (in thousands)
Year ended December 31, 1998:
Sales to unaffiliated
  customers                  $609,498   $278,836   $89,567   $      -    $977,901
Transfers between
  geographic areas            197,105          -        -    (197,105)          -

     Total net revenue       $806,603   $278,836   $89,567  ($197,105)   $977,901

Interest income              $  1,112   $    778   $   483          -    $  2,373

Interest expense             $  5,262   $    145   $   416          -    $  5,823

Depreciation and
  amortization expense       $ 49,154   $  5,470   $   532          -    $ 55,156

Earnings before
 provision for income
 taxes                       $131,754   $  8,919   $ 2,688    ($4,610)   $138,751

Income tax expense           $ 41,123   $  3,741   $   923          -    $ 45,787

Identifiable assets          $593,155   $120,657   $27,289   $ 97,298    $838,399

Year ended December 31, 1997:

Sales to unaffiliated
  customers                  $448,220   $257,325   $68,800   $      -    $774,345
Transfers between
  geographic areas            167,996          -         -   (167,996)          -

     Total net revenue       $616,216   $257,325   $68,800  ($167,996)   $774,345

Interest income              $  1,269   $    888   $    68          -    $  2,225

Interest expense             $  5,292   $    209         -          -    $  5,501

Depreciation and
  amortization expense       $ 39,898   $  4,908   $   471          -    $ 45,277

Earnings before
 provision for income
 taxes                       $ 96,360   $  8,885   $ 1,518   $  2,975    $109,738

Income tax expense           $ 34,951   $  4,170   $   385          -    $ 39,506

Identifiable assets          $413,477   $115,365   $23,513   $126,835    $679,190

Year ended December 31, 1996:

Sales to unaffiliated
  customers                  $389,519   $222,611   $44,545   $      -    $656,675
Transfers between
  geographic areas            140,126          -         -   (140,126)          -

     Total net revenue       $529,645   $222,611   $44,545  ($140,126)   $656,675

Interest income              $  1,356   $    320   $    80          -    $  1,756

Interest expense             $  4,660   $     39   $   186          -    $  4,885

Depreciation and
  amortization expense       $ 36,299   $  2,889   $   335          -    $ 39,523

Earnings before
  provision for income
  taxes                      $ 84,447   $  1,939(1)  ($366)   ($4,962)   $ 81,058

Income tax expense           $ 24,856   $  5,355   $   591          -    $ 30,802

Identifiable assets          $379,114   $108,871   $15,916   $110,337    $614,238

(1) Includes a pre-tax charge of $10,741,000 related to acquisition costs associated with purchased research and development.


                               F-29



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










                               F-30


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

(b)  Uncollectible accounts written off.
















                                  S-1







INDEPENDENT AUDITORS' CONSENT






We consent to the incorporation by reference in Registration Statements No. 333-48159, No. 333-26593, No. 333-01769, No.
2-81405, No. 2-94868, No. 2-94876, No. 33-3771, No. 33-13009,
No. 33-18748, No. 33-25509, No. 33-25484, No. 33-25567, No.
33-35821, No. 33-43580, No. 33-48025, No. 35-48026, No.
33-78622, No. 33-78678, No.33-59333 and No. 333-01769 on Form
S-8 and No. 33-18745, No. 33-25432, No. 33-43581, No. 33-43584
and No. 33-45016 on Form S-3 of Symbol Technologies, Inc. of our report dated February 18, 1999, appearing in this Annual Report on Form 10-K/A of Symbol Technologies, Inc. for the year ended December 31, 1998.





s/Deloitte & Touche LLP
New York, New York

March 5, 1999