Form 10-Q
period 1999-03-31
SYMBOL TECHNOLOGIES INC
filed 1999-05-10
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999

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


   Class                      Outstanding at March 31, 1999
Common Stock,                       58,717,473 shares
par value $0.01






            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                        INDEX TO FORM 10-Q


                                                            PAGE


PART I.   FINANCIAL INFORMATION

ITEM I.    Financial Statements

     Condensed Consolidated Balance Sheets at
     March 31, 1999 and December 31, 1998                    2

     Condensed Consolidated Statements of Earnings
     Three Months Ended March 31, 1999 and 1998              3

     Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1999 and 1998              4

     Notes to Condensed Consolidated Financial
     Statements                                            5 - 9

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations        10 - 14


PART II.  OTHER INFORMATION                               15 - 17

SIGNATURES                                                  18










                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (All amounts in thousands, except stock par value)

                                                     March 31,   December 31,
      ASSETS                                           1999         1998 (1)
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                     $ 27,537     $ 16,284
  Accounts receivable, less allowance for doubtful
   accounts of $10,227 and $10,031, respectively      190,490      205,416
  Inventories, net                                    184,594      196,986
  Deferred income taxes                                36,297       34,428
  Other current assets                                 27,509       26,490

      TOTAL CURRENT ASSETS                            466,427      479,604

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $92,903 and
  $84,432, respectively                               184,073      174,867
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $94,158 and $87,828,
  respectively                                        194,226      183,928

                                                     $844,726     $838,399

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $114,580     $149,938
  Current portion of long-term debt                    10,588       10,594
  Income taxes payable                                 14,553        9,858
  Deferred revenue                                     14,517       13,897

          TOTAL CURRENT LIABILITIES                   154,238      184,287

LONG-TERM DEBT, less current maturities                85,246       64,596

OTHER LIABILITIES AND DEFERRED REVENUES                61,898       58,588

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding              -            -
  Common stock, par value $0.01; authorized
     100,000 shares; issued 66,674 shares and
     66,439 shares, respectively                          667          664
  Retained earnings                                   389,114      365,950
  Other stockholders' equity                          153,563      164,314
                                                      543,344      530,928

                                                     $844,726     $838,399

           See notes to condensed consolidated financial statements

(1) The consolidated balance sheet as of December 31, 1998 has been taken from the audited financial statements at that date and condensed.

                                      -2-



                    SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (All amounts in thousands, except per share data)
                                  (Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                    1999           1998
NET REVENUE                                       $259,690       $213,310
COST OF REVENUE                                    144,753        116,837
AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS           4,283          3,517

GROSS PROFIT                                       110,654         92,956

OPERATING EXPENSES:
  Engineering                                       19,110         16,135
  Selling, general and administrative               52,809         44,439
  Amortization of excess of cost over
   fair value of net assets acquired                 1,199          1,261

                                                    73,118         61,835

EARNINGS FROM OPERATIONS                            37,536         31,121

INTEREST EXPENSE, net                               (1,204)          (449)

EARNINGS BEFORE PROVISION FOR
 INCOME TAXES                                       36,332         30,672

PROVISION FOR INCOME TAXES                          11,990         11,042

NET EARNINGS                                      $ 24,342       $ 19,630


EARNINGS PER SHARE:
  Basic                                              $0.41         $0.33
  Diluted                                            $0.39         $0.32

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
  Basic                                             58,871        58,820
  Diluted                                           63,082        61,724



          See notes to condensed consolidated financial statements










                                      -3-

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)
                                                 Three Months Ended March 31,
                                                     1999           1998
Cash flows from operating activities:
  Net earnings                                     $24,342         $19,630
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
  Depreciation and amortization of property,
   plant and equipment                               8,471           7,901
  Other amortization                                 6,330           5,267
  Provision for losses on accounts receivable        1,058             491
Changes in assets and liabilities net of
 effects of acquisitions:
  Accounts receivable                               12,728         (17,178)
  Inventories                                       12,098         (12,466)
  Other current assets                              (2,873)         (1,698)
  Intangible and other assets                      (10,660)         (5,258)
  Accounts payable and accrued expenses            (35,747)         (3,728)
  Other liabilities and deferred revenue             8,625           8,945
Net cash provided by operating activities           24,372           1,906

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment                                       (17,641)        (15,667)
  Acquisition of subsidiaries, net of
   cash acquired                                    (6,224)         (1,168)
Net cash used in investing activities              (23,865)        (16,835)

Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of long-term debt                                20,644          (6,355)
  Exercise of stock options and warrants             6,384           9,170
  Dividends paid                                    (1,178)           (813)
  Purchase of treasury shares                      (13,338)         (8,345)
Net cash provided by/(used in)
 financing activities                               12,512          (6,343)

Effects of exchange rate changes on cash            (1,766)           (791)

Net increase/(decrease) in cash and
 temporary investments                              11,253         (22,063)

Cash and temporary investments, beginning
 of period                                          16,284          59,970

Cash and temporary investments, end of
 period                                            $27,537         $37,907

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                         $ 1,284         $   848
  Income taxes                                     $ 1,512         $   660

          See notes to condensed consolidated financial statements

                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS
             (All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of March 31, 1999, and the results of its operations and its cash flows for the three months ended
March 31, 1999 and 1998, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior consolidated financial statements to conform with current presentations.

2. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

3. Classification of inventories is:

                              March 31, 1999    December 31, 1998
                                (Unaudited)
   Raw materials                   $ 79,308          $ 77,435
   Work-in-process                   23,835            30,306
   Finished goods                    81,451            89,245
                                   $184,594          $196,986

4. The Company's total comprehensive earnings were as follows:

                                                  Three Months Ended
                                                       March 31,
                                                      (Unaudited)
                                                    1999       1998
   Net earnings                                   $ 24,342   $ 19,630
   Other comprehensive earnings(losses),
    net of tax:
      Change in equity due to foreign
       currency translation adjustments             (3,794)      (973)
   Comprehensive earnings                         $ 20,548   $ 18,657

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

   On November 5, 1998, the Company made a Motion for Reconsideration of the Court's misuse decision, based on what the Company believes to be legal and factual matters that the Court overlooked in making its decision. On the same day, the Company made a separate motion to have the misuse decision entered as a final judgment, or in the alternative, to have the decision certified to the United States Court of Appeals for the Federal Circuit, which would have enabled the Company to obtain immediate appellate review of the misuse decision. On April 30, 1999, the judge denied both motions. The Company anticipates that the judge will set a trial date on the contract issues in the near future.

6. In February 1999, the Company acquired Airwire Mobile Technologies, Inc., a developer of the Company's products. This acquisition has been accounted for as a purchase and, accordingly, the related acquisition cost has been allocated to net assets acquired based upon fair values. The initial purchase price for the assets acquired related to this acquisition amounted to approximately
$4,400,000. The excess of cost over net assets acquired of approximately $4,000,000 is being amortized over twenty years.

   Additional acquisition payments will be contingent upon the attainment of certain financial targets, as defined in the purchase agreement, during the next two years.

   Results of operations of this subsidiary has been included in consolidated operations as of its effective acquisition date. Pro forma results of operations, assuming this acquisition had been completed at the beginning of 1999 and 1998, would not differ materially from the reported results.

7. The Company manages its business on a geographic basis. The Company's reportable segments have been aggregated into three geographic reportable business segments, The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia).

   Summarized financial information concerning the Company's reportable segments is shown in the following table. Sales are allocated to each of the reportable segments based upon the location of the use of the products and services. The "Corporate" column includes corporate related expenses (primarily various indirect manufacturing operations costs, engineering and general and administrative expenses) not allocated to reportable segments. This has the effect of increasing reportable operating profit for The Americas, EMEA and Asia Pacific.

   Identifiable assets are those tangible and intangible assets used in operations in each geographic area. Corporate assets are principally temporary investments and the excess of cost over fair value of net assets acquired.

                              The                    Asia/
                           Americas       EMEA      Pacific   Corporate  Consolidated
                                                (in thousands)

Three Months ended
 March 31, 1999:
Sales to unaffiliated
  customers                 $161,196    $ 84,985    $13,509   $      -    $259,690
Transfers between
  geographic areas            57,366           -         -     (57,366)          -

     Total net revenue      $218,562    $ 84,985    $13,509   ($57,366)   $259,690

Earnings before
 provision for income
 taxes                      $ 57,025    $ 25,091    $ 4,845   $(50,629)   $ 36,332

Identifiable assets         $599,967    $129,536    $12,873   $102,350    $844,726

Three Months ended
 March 31, 1998:

Sales to unaffiliated
  customers                 $134,933    $ 68,041    $10,336   $      -    $213,310
Transfers between
  geographic areas            51,760           -          -    (51,760)          -

     Total net revenue      $186,693    $ 68,041    $10,336   ($51,760)   $213,310

Earnings before
 provision for income
 taxes                      $ 42,590    $ 18,608    $ 3,770    (34,296)   $ 30,672

Identifiable assets         $453,587    $132,500    $15,350   $ 95,319    $696,756


                Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Results of Operations
     Net revenue of $259,690,000 for the three months ended March 31, 1999 increased 21.7 percent over the comparable prior year period. This increase is primarily due to increased worldwide sales of scanner products and scanner integrated application specific mobile computer systems, as well as the increase in revenue associated with the Company's contract with the United States Postal Service which was substantially completed during the quarter ended March 31, 1999. Foreign exchange rate fluctuations did not have a material impact on net revenue for the three months ended March 31, 1999. Foreign exchange rate fluctuations unfavorably impacted net revenue 2.0 percent for the three months ended March 31, 1998.

     Geographically, The Americas revenue increased 19.5 percent, EMEA revenue increased 24.9 percent and Asia Pacific revenue increased 30.5 percent, respectively, over the prior year. The Americas, EMEA and Asia Pacific revenue represent approximately 62 percent, 33 percent and 5 percent of net revenue, respectively.

     Cost of revenue (as a percentage of revenue) of 55.7 percent for the three months ended March 31, 1999 increased from 54.8 percent for the three months ended March 31, 1998. This increase is principally due to new product start up costs, a shift in product mix to lower margin products, as well as the Company's contract with the United States Postal Service which represents a lower margin order relative to historical orders.

     Amortization of software development costs of $4,283,000 for the three months ended March 31, 1999 increased from $3,517,000 for the three months ended March 31, 1998 due to new product releases.

     Engineering costs for the three months ended March 31, 1999 increased to $19,110,000 from $16,135,000 for the three months ended March 31, 1998. As a percentage of net revenue engineering expenses decreased to 7.4 percent from 7.6 percent in the prior year period. In absolute dollars, engineering expenses increased 18.4 percent from the prior year period due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

Selling, general and administrative expenses of $52,809,000 for the three months ended March 31, 1999 increased from $44,439,000 for the three months ended March 31, 1998. While in absolute dollars, selling, general and administrative expenses increased 18.8 percent from the prior year period, as a percentage of revenue such expenses were reduced to 20.3 percent for the three months ended March 31, 1999, from 20.8 percent in 1998 due to on going cost containment programs. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and additional expenses incurred due to two subsidiaries acquired subsequent to March 31, 1998.

     Amortization of excess of cost over fair value of net assets acquired of $1,199,000 for the three months ended March 31, 1999 remained relatively constant with $1,261,000 for the three months ended March 31, 1998. The acquisitions referred to above as well as contingent additional acquisition related payments increased the value of excess of cost over net assets acquired which was offset by the sale of stock and certain assets of Symbol LIS Limited in the prior year.

     Net interest expense increased to $1,204,000 for the three months ended March 31, 1999 from $449,000 for the three months ended March 31, 1998 due to increased borrowings under the Company's revolving credit facility, partially offset by a reduction in interest expense due to annual mandatory repayments of indebtedness.

     The Company's effective tax rate of 33.0 percent for the three months ended March 31, 1999 decreased from 36.0 percent in the prior year primarily due to an increase in federal tax credits and the exempt earnings of the foreign sales corporations.

                     Liquidity and Capital Resources
     The Company utilizes a number of measures of liquidity including the following:
                                        March 31,      December 31,
                                          1999            1998
     Working Capital (in thousands)     $312,189         $295,317

     Current Ratio (Current Assets
      to Current Liabilities)              3.0:1            2.6:1

     Long-Term Debt to Capital             13.6%            10.8%
      (Long-term debt to long-term
           debt plus equity)

     Current assets decreased by $13,177,000 from December 31, 1998 principally due to a decrease in accounts receivable as a result of improved collections and a decrease in inventories which were partially offset by an increase in cash.

     Current liabilities decreased $30,049,000 from December 31, 1998 primarily due to a decrease in accounts payable and accrued expenses.

     The aforementioned activity resulted in a working capital increase of $16,872,000 for the three months ended March 31, 1999. The Company's current ratio at March 31, 1999 increased to 3.0:1 compared with 2.6:1 as of December 31, 1998.

     Property, plant and equipment expenditures for the three months ended March 31, 1999 totalled $17,641,000 compared to $15,667,000 for the three months ended March 31, 1998. In the first quarter of 1999 the Company substantially completed construction related to its expansion of its existing Worldwide Headquarters facility, located in Holtsville, New York. The Company continues to make capital investments in major systems and networks conversions but does not have any other material commitments for capital expenditures.

     The Company's long-term debt to capital ratio increased to 13.6 percent at March 31, 1999 from 10.8 percent at December 31, 1998 primarily due to increased borrowings under the Company's revolving credit facility, described below, which exceeded the payment of the annual installment of the Company's Series A and B Senior Notes, treasury stock repurchases in excess of the benefits realized by stock option exercises and the change in equity due to foreign currency translation adjustments partially offset by increased equity from results of profitable operations.

     The Company has a $200,000,000 unsecured revolving credit facility with a syndicate of U.S. and international banks for which the proceeds are committed until 2003. As of March 31, 1999 the Company had outstanding borrowings of $62,000,000 under this facility.

     The Company generated $24,372,000 positive cash flow from operations for the three months ended March 31, 1999, and experienced an overall increase in cash of $11,253,000 for the period. The positive cash flow provided by operations and borrowings under the Company's revolving credit facility was offset by cash used in investing activities, the purchase of 274,000 shares of the Company's common stock and the note repayments described above. The purchases of common stock include both shares purchased from officers related to the exercise of stock options and shares purchased in open market transactions. These purchases were partially offset by cash flow generated from and tax benefits associated with the exercise of stock options.

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

     The Company recently implemented new computer systems that substantially insure that the Company's operating systems are not subject to Year 2000 transition problems. To the extent that portions of its computer systems that have not been replaced have been determined to be non-compliant, the Company is working with the suppliers of such systems to obtain upgrades and/or enhancements to insure Year 2000 compliance. To the extent such system implementation, replacement or modification is delayed or if significant new non-compliance issues are identified or go undetected, the Company's results of operations could be adversely impacted.

     The Company has initiated formal communications with all of its significant hardware and software suppliers to determine the extent to which the Company's interface systems and sources of supply are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

     Based on a recent assessment, the Company believes that it will not be required to modify or replace significant portions of its product offerings so that such products will function properly with respect to dates in the Year 2000. However, several Year 2000 related issues, mostly stemming from third party operating systems, have been identified. The Company has undertaken measures to inform customers of Year 2000 related issues via its Year 2000 web site. However, it is not possible to anticipate all end user situations and/or Year 2000 related issues, particularly those involving third party products. The Company may experience an increase in warranty and other claims related to Year 2000 issues. Additionally, there may be substantial Year 2000 litigation caused by failure of systems which contain Company products or third party products sold by the Company. The impact of such warranty and/or other claims would have a material adverse impact on the Company's financial condition.

     In 1998, the Company expended less than $200,000 for external resources in connection with its Year 2000 related activities. Capitalized spending for upgrading and replacing non-compliant computer systems was approximately $900,000 for the year. The Company anticipates the total cost of its Year 2000 activities in 1999 to be approximately $3,000,000 which includes approximately $2,000,000 of capitalized fixed assets.

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



Item 1.        Legal Proceedings

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

     On November 5, 1998, the Company made a Motion for Reconsideration of the Court's misuse decision, based on what the Company believes to be legal and factual matters that the Court overlooked in making its decision. On the same day, the Company made a separate motion to have the misuse decision entered as a final judgment, or in the alternative, to have the decision certified to the United States Court of Appeals for the Federal Circuit, which would have enabled the Company to obtain immediate appellate review of the misuse decision. On April 30, 1999, the judge denied both motions. The Company anticipates that the judge will set a trial date on the contract issues in the near future.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.




Dated:  May 7, 1999            By:    /s/ Jerome Swartz
                                     Jerome Swartz, Chairman and
                                     Chief Executive Officer




Dated:  May 7, 1999            By:    /s/ Kenneth V. Jaeggi
                                     Kenneth V. Jaeggi
                                     Senior Vice President -
                                     Chief Financial Officer