Form 10-Q
period 1999-06-30
SYMBOL TECHNOLOGIES INC
filed 1999-07-23
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             Form 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended June 30, 1999

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


   Class                  Outstanding at June 30, 1999
Common Stock,                  88,235,389 shares
par value $0.01




               SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           INDEX TO FORM 10-Q


                                                            PAGE


PART I.    FINANCIAL INFORMATION

ITEM I.     Financial Statements

     Condensed Consolidated Balance Sheets at
     June 30, 1999 and December 31, 1998                      2

     Condensed Consolidated Statements of Earnings
     Three and Six Months Ended June 30, 1999 and 1998        3

     Condensed Consolidated Statements of Cash Flows
     Three and Six Months Ended June 30, 1999 and 1998      4 - 5

     Notes to Condensed Consolidated Financial
     Statements                                             6 - 10

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations         11 - 16

ITEM 3.

     Quantitative and Qualitative Disclosure
     About Market Risk                                       16


PART II.   OTHER INFORMATION                               17 - 18

SIGNATURES                                                   19









                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (All amounts in thousands, except stock par value)

                                                      June 30,   December 31,
               ASSETS                                   1999         1998 (1)
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                      $ 24,240     $ 16,284
  Accounts receivable, less allowance for doubtful
     accounts of $10,956 and $10,031, respectively     214,173      205,416
  Inventories                                          180,530      196,986
  Deferred income taxes                                 36,951       34,428
  Other current assets                                  30,069       26,490

          TOTAL CURRENT ASSETS                         485,963      479,604

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $101,569 and
  $84,432, respectively                                194,869      174,867
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $100,621 and $87,828,
  respectively                                         207,208      183,928

                                                      $888,040     $838,399

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses               $123,970     $149,938
  Current portion of long-term debt                     10,637       10,594
  Income taxes payable                                  22,091        9,858
  Deferred revenue                                      16,833       13,897

          TOTAL CURRENT LIABILITIES                    173,531      184,287

LONG-TERM DEBT, less current maturities                 82,277       64,596

OTHER LIABILITIES AND DEFERRED REVENUE                  62,684       58,588

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding               -            -
  Common stock, par value $0.01; authorized
     300,000 shares; issued 100,366 shares and
     66,439 shares, respectively                         1,004          664
  Retained earnings                                    416,897      365,950
  Other stockholders' equity                           151,647      164,314
                                                       569,548      530,928

                                                      $888,040     $838,399

See notes to condensed consolidated financial statements

(1) The consolidated balance sheet as of December 31, 1998 has been taken from the audited financial statements at that date and condensed.

                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (All amounts in thousands, except per share data)
                                 (Unaudited)

                                  Three Months Ended      Six Months Ended
                                        June 30,             June 30,
                                    1999        1998      1999        1998

NET REVENUE                       $274,103   $238,981   $533,793   $452,291
COST OF REVENUE                    152,844    135,652    297,597    252,489
AMORTIZATION OF SOFTWARE
 DEVELOPMENT COSTS                   4,352      3,211      8,635      6,728

GROSS PROFIT                       116,907    100,118    227,561    193,074

OPERATING EXPENSES:
 Engineering                        19,951     17,102     39,061     33,237
 Selling, general and
  administrative                    52,754     46,949    105,563     91,388
 Amortization of excess
  of cost over fair value
  of net assets acquired             1,271      1,162      2,470      2,423

                                    73,976     65,213    147,094    127,048

EARNINGS FROM OPERATIONS            42,931     34,905     80,467     66,026

GAIN ON SALE OF BUSINESS                 -        494          -        494

INTEREST EXPENSE, net               (1,464)      (713)    (2,668)    (1,162)

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES                   41,467     34,686     77,799     65,358


PROVISION FOR INCOME TAXES          13,684     11,180     25,674     22,222


NET EARNINGS                      $ 27,783    $23,506   $ 52,125   $ 43,136


EARNINGS PER SHARE:
  Basic                              $0.32      $0.27      $0.59      $0.49
  Diluted                            $0.30      $0.25      $0.55      $0.46

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING:
  Basic                              88,161    88,287     88,233     88,259
  Diluted                            93,803    93,267     94,120     92,936




          See notes to condensed consolidated financial statements

                SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All amounts in thousands)
                                (Unaudited)
                                                Three Months Ended June 30,
                                                    1999           1998
Cash flows from operating activities:
 Net earnings                                     $27,783        $23,506
 Adjustments to reconcile net earnings
  to net cash from operating activities:
 Depreciation and amortization of property,
   plant and equipment                              8,881          7,960
 Other amortization                                 6,463          5,136
 Provision for losses on accounts receivable          912            769
 Gain from sale of business                             -           (494)
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                             (25,012)       (21,825)
  Inventories                                       4,041        (25,471)
  Other current assets                             (3,214)          (183)
  Intangible and other assets                     (19,445)       (10,512)
  Accounts payable and accrued expenses             9,283         18,496
  Other liabilities and deferred revenue           10,640          3,111
Net cash provided by operating activities          20,332            493

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment                                      (19,719)       (23,619)
  Proceeds from sale of business, net                   -         11,911
  Acquisition of subsidiaries                           -         (5,000)
Net cash used in investing activities             (19,719)       (16,708)

Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of long term debt                               (2,920)          (871)
  Exercise of stock options and warrants            5,096          1,321
  Purchase of treasury shares                      (5,348)        (7,671)
Net cash used in financing activities              (3,172)        (7,221)

Effects of exchange rate changes on cash             (738)           913

Net decrease in cash and temporary investments     (3,297)       (22,523)

Cash and temporary investments, beginning
 of period                                         27,537         37,907

Cash and temporary investments, end of
 period                                           $24,240        $15,384

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                        $   931        $   871
  Income taxes                                    $ 1,141        $ 6,531


          See notes to condensed consolidated financial statements

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                 (Unaudited)
                                              Six Months Ended June 30,
                                                  1999           1998
Cash flows from operating activities:
 Net earnings                                   $52,125        $43,136
 Adjustments to reconcile net earnings to
  net cash from operating activities:
  Depreciation and amortization of property,
   plant and equipment                           17,352         15,861
  Other amortization                             12,793         10,403
  Provision for losses on accounts receivable     1,970          1,260
  Gain from sale of business                          -           (494)
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                           (12,284)       (39,003)
  Inventories                                    16,139        (37,937)
  Other current assets                           (6,087)        (1,881)
  Intangible and other assets                   (30,105)       (15,770)
  Accounts payable and accrued expenses         (26,464)        14,768
  Other liabilities and deferred revenue         19,265         12,056
Net cash provided by operating
 activities                                      44,704          2,399

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment                                    (37,360)       (39,286)
  Proceeds from sale of business, net                 -         11,911
  Acquisition of subsidiaries                    (6,224)        (6,168)
Net cash used in investing activities           (43,584)       (33,543)

Cash flows from financing activities:
  Net proceeds from issuance and repayments
   of long term debt                             17,724         (7,226)
  Exercise of stock options and warrants         11,480         10,491
  Dividends paid                                 (1,178)          (813)
  Purchase of treasury shares                   (18,686)       (16,016)
Net cash provided by/(used in)
 financing activities                             9,340        (13,564)

Effects of exchange rate changes on cash         (2,504)           122

Net increase (decrease) in cash and
 temporary investments                            7,956        (44,586)

Cash and temporary investments, beginning
  of period                                      16,284         59,970

Cash and temporary investments, end of
  period                                        $24,240        $15,384

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest                                      $ 2,215        $ 1,719
  Income taxes                                  $ 2,653        $ 7,191


          See notes to condensed consolidated financial statements

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
              (All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of June 30, 1999, and the results of its operations and its cash flows for the three and six months ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain reclassification have been made to prior consolidated financial statements to conform with current presentations.

2. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

   On May 10, 1999 the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend payable on June 14, 1999 to shareholders of record on June 1, 1999. In these financial statements, all earnings per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect the stock split. In addition the number of common shares issued have been adjusted to reflect the stock split and an amount equal to the par value of the additional shares issued has been transferred from additional paid in capital to common stock.

3.   Classification of inventories is:

                                 June 30, 1999    December 31, 1998
                                  (Unaudited)

     Raw materials                   $ 83,364          $ 77,435
     Work-in-process                   13,083            30,306
     Finished goods                    84,083            89,245
                                     $180,530          $196,986

4. The Company's total comprehensive earnings were as follows:


                                 Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                  1999       1998       1999       1998
   Net earnings                 $ 27,783   $ 23,506   $ 52,125   $ 43,136
   Other comprehensive
    earnings(losses), net
    of tax:
      Change in equity due to
       foreign currency
       translation adjustments    (1,327)      (352)    (5,121)    (1,325)
   Comprehensive earnings       $ 26,456   $ 23,154   $ 47,004   $ 41,811

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

   By letter dated January 22, 1998, the Company requested that the Court lift the stay it entered in the litigation, to permit the Company to seek a ruling that the Company's agreements with PSC, which PSC argues have been terminated and under which it has ceased paying royalties since 1996, remain in full force and effect and require royalty payments to be made to the Company pursuant to those agreements. PSC initially objected to the Company's request and asked the Court that it continue to hold the contract issues in abeyance and instead lift the stay with respect to the pending patent issues and that discovery in these claims be reopened. On April 3, 1998 the Court, with the consent of the parties, lifted the stay previously in effect with respect to the contractual issues in the litigation and ordered that a trial on these issues be held commencing on October 13, 1998. Discovery by the Company and PSC on the contract issues has essentially been completed. If the Company succeeds in the contract action, it believes it will be owed, on an ongoing basis, additional royalties of approximately $5,000,000 per annum. If the Company does not prevail in the action, it will continue to receive royalty payments from PSC at the same rate and on the same products as it currently is receiving them.

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

   On October 22, 1998 the Court issued a decision and order granting PSC's motion, which decision was subsequently reconfirmed by the Court on April 30, 1999. The ruling only prevents the Company from collecting past royalties due and owing under the 1991 Agreement, none of which have been paid to the Company or taken into income by the Company. Moreover, the ruling does not affect PSC's future royalty obligations to the Company except with respect to royalties owed to the Company under the 1991 Agreement on scan engines sold to other licensees of the Company since the Company has prospectively cured the "misuse" without prejudice, subject to the outcome of its appeal. The Company estimates that royalties owed on PSC scan engines represent less than 10 percent of the additional royalties PSC would owe the Company if it were paying royalties under the 1991 Agreement. Furthermore, the decision has no other impact on any royalties paid or to be paid to the Company by any other licensee. Discovery by the Company and PSC has essentially been completed.

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














                                     -9-

                              The                    Asia/
                           Americas       EMEA      Pacific   Corporate  Consolidated
                                                (in thousands)
Three Months ended
 June 30, 1999:
Sales to unaffiliated
  customers                 $174,561    $ 84,617    $14,925   $      -     $274,103
Transfers between
  geographic areas            54,679           -          -    (54,679)           -

     Total net revenue      $229,240    $ 84,617    $14,925   $(54,679)    $274,103

Earnings before
 provision for income
 taxes                      $ 65,801    $ 23,311    $ 5,504   $(53,149)    $ 41,467

Identifiable assets         $633,865    $124,970    $18,568   $110,637     $888,040

Three Months ended
 June 30, 1998:

Sales to unaffiliated
  customers                 $160,771    $ 67,933    $10,277   $      -     $238,981
Transfers between
  geographic areas            53,602           -          -    (53,602)           -

     Total net revenue      $214,373    $ 67,933    $10,277   $(53,602)    $238,981

Earnings before
 provision for income
 taxes                      $ 50,762    $ 18,818    $ 3,470   $(38,364)    $ 34,686

Identifiable assets         $498,562    $127,842    $18,053   $ 90,072     $734,529


Six Months ended
 June 30, 1999:

Sales to unaffiliated
  customers                 $335,757    $169,602    $28,434   $      -     $533,793
Transfers between
  geographic areas           112,045           -          -   (112,045)           -

     Total net revenue      $447,802    $169,602    $28,434  $(112,045)    $533,793

Earnings before
 provision for income
 taxes                      $122,826    $ 48,402    $10,349  $(103,778)    $ 77,799


Six Months ended
 June 30, 1998:

Sales to unaffiliated
  customers                 $295,704    $135,974    $20,613  $       -     $452,291
Transfers between
  geographic areas           105,362           -          -   (105,362)           -

     Total net revenue      $401,066    $135,974    $20,613  $(105,362)    $452,291

Earnings before
 provision for income
 taxes                      $ 93,352    $ 37,426    $ 7,240  $( 72,660)    $ 65,358

                                              -10-

Safe harbor for forward looking statements under securities litigation act of 1995; certain cautionary statements

This report contains forward-looking statements based on current expectations, forecasts and assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. These risks and uncertainties include price and product competition, dependence on new product development, reliance on major customers, customer demand for the Company's products and services, readiness for Year 2000, control of costs and expenses, international growth, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. For a further list and description of such risks and uncertainties, see the reports filed by the Company with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net revenue of $274,103,000 and $533,793,000 for the three and six months ended June 30, 1999 increased 14.7 percent and 18.0 percent, respectively, over the comparable prior year periods. The increase for the three and six months ended June 30, 1999 is due to increased sales of scanner products and scanner integrated application specific mobile computer systems, partially offset by the decrease in the three months ended June 30, 1999 in revenue associated with the Company's contract with the United States Postal Service which was substantially completed during the quarter ended March 31, 1999. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 1.0 percent for the three months ended June 30, 1999 but did not have a material impact on net revenue for the six months ended June 30, 1999. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 1.5 percent and 2.0 percent, respectively, for the three and six months ended June 30, 1998.

     Geographically, The Americas revenue increased 8.6 percent and 13.5 percent, respectively, for the three and six months ended June 30, 1999 over the comparable prior year periods. EMEA revenue increased 24.6 percent and 24.7 percent, respectively and Asia Pacific revenue increased
45.2 percent and 37.9 percent, respectively, over the comparable prior year periods. The Americas, EMEA and Asia Pacific revenue represent approximately 64 percent, 31 percent and 5 percent of net revenue, respectively for the three months ended June 30, 1999 and 63 percent, 32 percent and 5 percent of net revenue, respectively for the six months ended June 30, 1999.

     Cost of revenue (as a percentage of revenue) of 55.8 percent for the three months ended June 30, 1999 decreased from 56.8 percent for the

                                      -11-


comparable prior year period due to the completion of the Company's contract with the United States Postal Service which represented a lower margin order relative to historical orders, partially offset by new product start up costs. Cost of revenue (as a percentage of revenue) of
55.8 percent for the six months ended June 30, 1999 is consistent with the comparable prior year period.

     Amortization of software development costs of $4,352,000 and $8,635,000 for the three and six months ended June 30, 1999 increased from $3,211,000 and $6,728,000 in the comparable prior year periods due to new product releases.

     Engineering expenses for the three and six months ended June 30, 1999 increased to $19,951,000 and $39,061,000 from $17,102,000 and
$33,237,000, respectively, for the comparable prior year periods. In absolute dollars engineering expenses increased 16.7 percent and 17.5 percent, respectively, from the prior year periods. As a percentage of net revenue such expenses remained comparable at 7.3 percent for the three and six months ended June 30, 1999 compared to the prior year periods. The increase in absolute dollars is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

     Selling, general and administrative expenses of $52,754,000 and $105,563,000 for the three and six months ended June 30, 1999 increased from $46,949,000 and $91,388,000, respectively, for the comparable prior year periods. While in absolute dollars, selling, general and administrative expenses increased 12.4 percent and 15.5 percent, respectively, from the prior year periods, as a percentage of net revenue such expenses decreased to 19.2 percent and 19.8 percent for the three and six months ended June 30, 1999 from 19.6 percent and 20.2 percent, respectively, in the comparable prior year periods. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and expenses incurred by three subsidiaries acquired subsequent to June 30, 1998.

     Amortization of excess of cost over fair value of net assets acquired of $1,271,000 and $2,470,000 for the three and six months ended June 30, 1999, increased from $1,162,000 and $2,423,000, respectively for the comparable prior year periods due to the acquisition of three subsidiaries after June 30, 1998.

     The gain from the sale of business in 1998 resulted from the sale of the stock and certain assets of Symbol LIS Limited, a wholly owned subsidiary, engaged in the business of providing systems and technology with respect to logistics and warehouse management systems operations to a third party.


                                      -12-

     Net interest expense increased to $1,464,000 and $2,668,000 for the three and six months ended June 30, 1999 from $713,000 and $1,162,000 for the comparable prior year periods due to increased borrowings under the Company's revolving credit facility, partially offset by a reduction in interest expense due to annual mandatory repayments of indebtedness.

     The Company's effective tax rate of 33.0 percent for the three months ended June 30, 1999 is comparable to the prior year period. The Company's effective tax rate of 33.0 percent for the six months ended June 30, 1999 decreased from 34.0 percent in the prior year period primarily due to an increase in the federal tax credits and exempt earnings of the foreign sales corporation.


                      Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:
                                              June 30,     December 31,
                                                1999           1998

     Working Capital (in thousands)           $312,432      $295,317

     Current Ratio (Current Assets
      to Current Liabilities)                    2.8:1         2.6:1

     Long-Term Debt to Capital                    12.6%         10.8%
      (Long-term debt to long-term
          debt plus equity)

     Current assets increased by $6,359,000 from December 31, 1998 principally due to an increase in accounts receivable and cash to support higher operating levels partially offset by a decrease in inventories resulting from an improvement in inventory management worldwide.

     Current liabilities decreased $10,756,000 from December 31, 1998 primarily due to decreases in accounts payable and accrued expenses, partially offset by increases in income taxes payable.

     The aforementioned activity resulted in a working capital increase of $17,115,000 for the six months ended June 30, 1999. The Company's current ratio at June 30, 1999 increased to 2.8:1 compared with 2.6:1 at December 31, 1998.

     Property, plant and equipment expenditures for the six months ended June 30, 1999 totalled $37,360,000 compared to $39,286,000 for the six months ended June 30, 1998. In the first quarter of 1999 the Company substantially completed construction related to expansion of its existing Worldwide Headquarters facility, located in Holtsville, New York. The Company continues to make capital investments in major systems and networks conversions but does not have any other material commitments for capital expenditures.

                                      -13-
     The Company's long-term debt to capital ratio increased to 12.6 percent at June 30, 1999 from 10.8 percent at December 31, 1998 primarily due to increased borrowings under the Company's revolving credit facility, described below, which exceeded the payment of the annual installments of the Company's long-term indebtedness, treasury stock repurchases in excess of the benefits realized by stock option exercises and the change in equity due to foreign currency translation adjustments partially offset by increased equity from results of profitable operations.

     The Company has a $200,000,000 unsecured revolving credit facility with a syndicate of U.S. and international banks for which the proceeds are committed until 2003. The Company also has $35,000,000 in uncommitted lines of credit with two global banks that continue until such time as either party wishes to terminate the arrangement. As of June 30, 1999 the Company had outstanding borrowings of $60,000,000 under these facilities.

     The Company generated positive cash flow from operations of $20,332,000 for the three months ended June 30, 1999, but experienced an overall decrease in cash of $3,297,000 for the period. The positive cash flow provided by operations was offset by cash used in investing and financing activities during the period. Cash was used for expenditures for property, plant and equipment and the purchase of 195,000 shares of the Company's common stock. The purchases of common stock represent shares purchased in open market transactions. These uses of cash were partially offset by cash flow generated from and tax benefits associated with the exercise of stock options.

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


ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     Refer to Item 7, in the Company's annual report on Form 10-K for the year ended December 31, 1998 for required disclosure.

                         Part II - Other Information


Item 1.  Legal Proceedings


     The Company is currently involved in matters of litigation arising from the normal course of business including matters described below. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     On July 21, 1999 the Company and six other leading members of the Automatic Identification and Data Capture industry jointly initiated a litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit, which is entitled Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships, was commenced in the U.S. District Court, District of Nevada in Reno, Nevada. In the litigation, the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed. The other six Auto ID companies who are plaintiffs in the lawsuit are Accu-Sort Systems, Inc., Intermec Technologies Corporation, a wholly-owned subsidiary of UNOVA, Inc., Metrologic Instruments, Inc., PSC Inc., Teklogix Corporation, a wholly-owned U.S. subsidiary of Teklogix International, Inc. and Zebra Technologies Corporation. The Company has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne by the other Auto ID companies.

     Although no claim is now or has ever been asserted by the Lemelson Partnership directly against the Company or, to our knowledge any other Auto ID company, the Lemelson Partnership has contacted many of the Auto ID companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. The Company and the other Auto ID companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from the Company and the other Auto ID companies, individually and/or collectively with other equipment suppliers. The Company, and we understand, the other Auto ID companies believe that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against their customers with respect to bar code equipment are invalid, unenforceable and not infringed. However, the Company and the other Auto ID companies believe that the Lemelson claims do concern the Auto ID industry at large and that it is appropriate for them to act jointly to protect their customers against what they believe to be baseless claims being asserted by the Lemelson Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on May 10, 1999. At the meeting all nine directors nominated by the Company were re-elected. The votes cast for each nominee were as follows:

                                         For          Against
          Jerome Swartz              52,211,362       505,080
          Harvey P. Mallement        52,212,130       504,312
          Frederic P. Heiman         52,215,738       500,704
          Raymond R. Martino         52,215,562       500,880
          Saul P. Steinberg          52,206,774       509,668
          Lowell C. Freiberg         52,210,759       505,683
          George Bugliarello         52,204,200       512,242
          Charles B. Wang            43,222,730     9,493,712
          Tomo Razmilovic            52,216,138       500,304

The shareholders also approved proposals to (i) amend the Corporation's Certificate of Incorporation (ii) amend the 1997 Employee Stock Option Plan
(iii)adopt a new Executive Bonus Plan and (iv) ratify the appointment of Deloitte & Touche LLP auditors for fiscal 1999. The number of shares voted for, voted against or abstained from voting upon, each proposal was as follows:

                                         For          Against      Abstain
Proposal to amend the Corporation's
Certificate of Incorporation         43,114,283     9,525,192      76,967

Proposal to amend the 1997
Employee Stock Option Plan           36,469,517    16,101,991     144,934

Proposal to approve the adoption
of a new Executive Bonus Plan        48,879,928     3,653,051     183,463

Proposal to ratify the appointment
of Deloitte & Touche LLP auditors
for Fiscal 1999                      52,610,907        59,678      45,857

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.




Dated:  July 23, 1999               By:  /s/ Jerome Swartz
                                        Jerome Swartz, Chairman and
                                        Chief Executive Officer




Dated:  July 23, 1999               By:  /s/ Kenneth V. Jaeggi
                                        Kenneth V. Jaeggi
                                        Senior Vice President -
                                        Chief Financial Officer