Form 10-Q
period 1999-09-30
SYMBOL TECHNOLOGIES INC
filed 1999-10-25
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             Form 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999

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

   Class                  Outstanding at September 30, 1999
Common Stock,                       88,480,741 shares
par value $0.01




               SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           INDEX TO FORM 10-Q


                                                                PAGE


PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

     Condensed Consolidated Balance Sheets at
     September 30, 1999 and December 31, 1998                     2

     Condensed Consolidated Statements of Earnings
     Three and Nine Months Ended September 30, 1999 and 1998      3

     Condensed Consolidated Statements of Cash Flows
     Three and Nine Months Ended September 30, 1999 and 1998    4 - 5

     Notes to Condensed Consolidated Financial
     Statements                                                6 - 10

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations             11 - 15

ITEM 3.

     Quantitative and Qualitative Disclosure About
     Market Risk                                                 15


PART II.   OTHER INFORMATION                                   16 - 18

SIGNATURES                                                       19






                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (All amounts in thousands, except stock par value)

                                                   September 30,  December 31,
               ASSETS                                  1999          1998_____
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                    $ 25,517       $ 16,284
  Accounts receivable, less allowance for doubtful
   accounts of $11,347 and $10,031, respectively     232,698        205,416
  Inventories                                        183,971        196,986
  Deferred income taxes                               30,292         34,428
  Other current assets                                39,126         26,490

          TOTAL CURRENT ASSETS                       511,604        479,604

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $106,990 and
  $84,432, respectively                              201,925        174,867
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $107,679 and $87,828,
  respectively                                       222,072        183,928

                                                    $935,601       $838,399

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $154,767       $149,938
  Current portion of long-term debt                   10,631         10,594
  Income taxes payable                                15,583          9,858
  Deferred revenue                                    18,264         13,897

          TOTAL CURRENT LIABILITIES                  199,245        184,287

LONG-TERM DEBT, less current maturities               69,276         64,596

OTHER LIABILITIES AND DEFERRED REVENUE                66,116         58,588

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding            -             -
  Common stock, par value $0.01; authorized
     300,000 shares; issued 100,946 shares and
     66,439 shares, respectively                       1,009            664
  Retained earnings                                  446,347        365,950
  Other stockholders' equity                         153,608        164,314
                                                     600,964        530,928

                                                    $935,601       $838,399

            See notes to condensed consolidated financial statements

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (All amounts in thousands, except per share data)
                                 (Unaudited)

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,____
                               1999       1998         1999       1998___

NET REVENUE                  $293,030   $256,806     $826,823   $709,097
COST OF REVENUE               163,322    144,780      460,919    397,269
AMORTIZATION OF SOFTWARE
 DEVELOPMENT COSTS              4,601      3,397       13,236     10,125

GROSS PROFIT                  125,107    108,629      352,668    301,703

OPERATING EXPENSES:
 Engineering                   21,112     18,512       60,173     51,749
 Selling, general and
  administrative               55,485     49,792      161,048    141,180
 Amortization of excess
  of cost over fair value
  of net assets acquired        1,254      1,184        3,724      3,607

                               77,851     69,488      224,945    196,536

EARNINGS FROM OPERATIONS       47,256     39,141      127,723    105,167

GAIN ON SALE OF BUSINESS            -          -           -         494

INTEREST EXPENSE, net          (1,316)    (1,117)      (3,984)    (2,279)

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES              45,940     38,024      123,739    103,382


PROVISION FOR INCOME TAXES     15,160     12,928       40,834     35,150


NET EARNINGS                 $ 30,780   $ 25,096     $ 82,905   $ 68,232
EARNINGS PER SHARE:
  Basic                         $0.35      $0.28        $0.94      $0.77
  Diluted                       $0.33      $0.27        $0.88      $0.73

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING:
  Basic                        88,435     88,218       88,301     88,245
  Diluted                      94,252     93,933       94,121     93,355



           See notes to condensed consolidated financial statements

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                 (Unaudited)
                                            Three Months Ended September 30,
                                                    1999           1998_____

Cash flows from operating activities:
 Net earnings                                     $30,780        $25,096
 Adjustments to reconcile net earnings
  to net cash from operating activities:
 Depreciation and amortization of property,
   plant and equipment                             11,581          8,409
 Other amortization                                 7,058          5,506
 Provision for losses on accounts receivable          621            884
Changes in assets and liabilities net of
 effect of acquisitions:
  Accounts receivable                             (17,985)        (1,285)
  Inventories                                      (3,201)       (15,855)
  Other current assets                             (2,398)         1,755
  Accounts payable and accrued expenses            31,153          7,942
  Other liabilities and deferred revenue           (1,645)         2,004
Net cash provided by operating activities          55,964         34,456

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                      (18,474)       (22,707)
  Investments in intangible and other assets      (18,977)       (14,489)
  Acquisition of subsidiaries                      (1,844)        (6,756)
  Purchase of available for sale securities        (1,000)           -__
Net cash used in investing activities             (40,295)       (43,952)

Cash flows from financing activities:
  Proceeds from issuance and repayment
   of notes payable and long term debt            (13,007)        31,772
  Exercise of stock options and warrants           12,673          8,097
  Dividends paid                                   (1,330)        (1,177)
  Purchase of treasury shares                     (13,319)        (9,739)
Net cash (used in)/ provided by
 financing activities                             (14,983)        28,953

Effects of exchange rate changes on cash              591          2,158

Net increase in cash and
 temporary investments                              1,277         21,615

Cash and temporary investments, beginning
 of period                                         24,240         15,384

Cash and temporary investments, end of
 period                                           $25,517        $36,999

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                        $ 1,233        $   852
  Income taxes                                    $ 3,446        $13,012

          See notes to condensed consolidated financial statements

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                 (Unaudited)
                                         Nine Months Ended September 30,
                                                 1999            1998___

Cash flows from operating activities:
 Net earnings                                   $82,905        $68,232
 Adjustments to reconcile net earnings to
  net cash from operating activities:
  Depreciation and amortization of property,
   plant and equipment                           28,933         24,270
  Other amortization                             19,851         15,909
  Provision for losses on accounts receivable     2,591          2,144
  Gain from sale of business                        -             (494)
Changes in assets and liabilities net of
 effect of acquisitions and divestitures:
  Accounts receivable                           (30,269)       (40,288)
  Inventories                                    12,938        (53,792)
  Other current assets                           (8,485)          (126)
  Accounts payable and accrued expenses           4,689         22,710
  Other liabilities and deferred revenue         17,620         14,060
Net cash provided by operating
 activities                                     130,773         52,625

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                    (55,834)       (61,993)
  Investments in intangible and other assets    (49,082)       (30,259)
  Proceeds from sale of business, net               -           11,911
  Acquisition of subsidiaries                    (8,068)       (12,924)
  Purchase of available for sale securities      (1,000)           -__
Net cash used in investing activities          (113,984)       (93,265)

Cash flows from financing activities:
  Proceeds from issuance and repayment of
   notes payable and long term debt               4,717         24,546
  Exercise of stock options and warrants         24,153         18,588
  Dividends paid                                 (2,508)        (1,990)
  Purchase of treasury shares                   (32,005)       (25,755)
Net cash (used in)/ provided by
 financing activities                            (5,643)        15,389

Effects of exchange rate changes on cash         (1,913)         2,280

Net increase/(decrease) in cash and
 temporary investments                            9,233        (22,971)

Cash and temporary investments, beginning
  of period                                      16,284         59,970

Cash and temporary investments, end of
  period                                        $25,517        $36,999

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest                                      $ 3,448        $ 2,571
  Income taxes                                  $ 6,099        $20,203

          See notes to condensed consolidated financial statements

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
              (All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of September 30, 1999, and the results of its operations and its cash flows for the three and nine months ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior consolidated financial statements to conform with current presentations.

2. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

   On May 10, 1999 the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend which was payable on June 14, 1999 to shareholders of record on June 1, 1999. In these financial statements, all earnings per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect the stock split. In addition, the number of common shares issued has been adjusted to reflect the stock split and an amount equal to the par value of the additional shares issued has been transferred from additional paid in capital to common stock.

3.   Classification of inventories is:

                            September 30, 1999    December 31, 1998
                               (Unaudited)

     Raw materials                $ 93,118           $ 77,435
     Work-in-process                14,485             30,306
     Finished goods                 76,368             89,245
                                  $183,971           $196,986

4.   The Company's total comprehensive earnings were as follows:

                                 Three Months Ended   Nine Months Ended
                                   September 30,         September 30,___
                                  1999       1998       1999       1998__
   Net earnings                 $ 30,780   $25,096    $ 82,905   $ 68,232
   Other comprehensive
    earnings(losses), net
    of tax:
      Change in equity due to
      foreign currency
      translation adjustments      2,511     3,949      (2,610)     2,624
      Change in equity due to
      unrealized gains
      on marketable securities       101      -            101        -__
   Comprehensive earnings       $ 33,392  $ 29,045    $ 80,396   $ 70,856

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

On April 3, 1998 the Court, with the consent of the parties, lifted the stay previously in effect with respect to the contract issues in the litigation. Discovery by the Company and PSC on the contract issues has essentially been completed. If the Company succeeds in the contract action, it believes it will be owed, on an ongoing basis, additional royalties of approximately $5,000,000 per annum. If the Company does not prevail in the action, it believes it will continue to receive royalty payments from PSC at the same rate and on the same products as it currently is receiving them.

   On September 12, 1998, PSC filed a motion for partial summary judgment alleging that the Company was guilty of patent "misuse" since PSC is obligated under its 1991 Agreement with the Company to pay royalties to the Company on sales of scan engines to certain PSC customers who also pay royalties to the Company when they incorporate these scan engines into their integrated scanning terminals. In this motion, PSC claimed that this practice should bar the Company from collecting past royalties which the Company alleges are owed by PSC under the 1991 Agreement. However, since July 1996, PSC has not paid the Company any royalties under the 1991 Agreement and has instead been paying royalties under agreements it obtained in connection with the acquisition of Spectra-Physics.

   On October 22, 1998 the Court issued a decision and order granting PSC's motion, which decision was subsequently reconfirmed by the Court on April 30, 1999. The ruling only prevents the Company from collecting past royalties due and owing under the 1991 Agreement, none of which have been paid to the Company or taken into income by the Company. Moreover, the ruling does not affect PSC's future royalty obligations to the Company except with respect to royalties owed to the Company under the 1991 Agreement on scan engines sold to other licensees of the Company since the Company believes it has prospectively cured the "misuse" without prejudice, subject to the outcome of its appeal. The Company estimates that royalties owed on PSC scan engines represent less than 10 percent of the additional royalties PSC would owe the Company if it were paying royalties under the 1991 Agreement. Furthermore, the decision has no other impact on any royalties paid or to be paid to the Company by any other licensee.

   The Company believes it has purged the alleged misuse on a going-forward basis, by informing PSC that it does not intend to enforce the offending contractual provision, subject to the Company's rights on appeal. PSC disputes that the misuse has been purged, asserting that the "effects" of the misuse have not been dissipated. However, the Company believes its strong position on the issue is the correct one.

   The Court has directed both parties to file cross motions for summary judgment on the main contract issues including whether PSC owes the Company additional royalty payments under the 1991 Agreement and whether the alleged misuse has been purged. A hearing on the motions is currently scheduled to be held on January 11, 2000.

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


                                      -9-

                              The                    Asia/
                           Americas       EMEA      Pacific   Corporate  Consolidated
                                                (in thousands)
Three Months ended
 September 30, 1999:

Sales to unaffiliated
  customers                 $186,078    $ 87,774    $19,178   $    -       $293,030
Transfers between
  geographic areas            66,820       -           -       (66,820)        -___

     Total net revenue      $252,898    $ 87,774    $19,178   $(66,820)    $293,030

Earnings before
 provision for income
 taxes                      $ 71,856    $ 23,143    $ 7,397   $(56,456)    $ 45,940

Identifiable assets         $664,317    $133,100    $20,508   $117,676     $935,601

Three Months ended
 September 30, 1998:

Sales to unaffiliated
  customers                 $175,934    $ 67,753    $13,119   $   -        $256,806
Transfers between
  geographic areas            48,206        -          -       (48,206)        -___

     Total net revenue      $224,140    $ 67,753    $13,119   $(48,206)    $256,806

Earnings before
 provision for income
 taxes                      $ 55,782    $ 13,069    $ 4,889   $(35,716)    $ 38,024

Identifiable assets         $544,237    $147,164    $19,636   $ 94,757     $805,794


Nine Months ended
 September 30, 1999:

Sales to unaffiliated
  customers                 $521,835    $257,376    $47,612   $   -        $826,823
Transfers between
  geographic areas           178,865        -           -     (178,865)        -___

     Total net revenue      $700,700    $257,376    $47,612  $(178,865)    $826,823

Earnings before
 provision for income
 taxes                      $194,682    $ 71,545    $17,746  $(160,234)    $123,739


Nine Months ended
 September 30, 1998:

Sales to unaffiliated
  customers                 $471,638    $203,727    $33,732  $    -        $709,097
Transfers between
  geographic areas           153,568        -          -      (153,568)        -____

     Total net revenue      $625,206    $203,727    $33,732  $(153,568)    $709,097

Earnings before
 provision for income
 taxes                      $149,134    $ 50,495    $12,129  $(108,376)    $103,382

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

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

     Net revenue of $293,030,000 and $826,823,000 for the three and nine months ended September 30, 1999 increased 14.1 percent and 16.6 percent, respectively, over the comparable prior year periods. The increase for the three and nine months ended September 30, 1999 is due to increased sales of scanner products and scanner integrated application specific mobile computer systems, partially offset by the decrease in the three months ended September 30, 1999 in revenue associated with the Company's contract with the United States Postal Service which was substantially completed during the quarter ended March 31, 1999. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 0.4 percent for the three months ended September 30, 1999 but did not have a material impact on net revenue for the nine months ended September 30, 1999.
Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 1.5 percent and 1.7 percent for the three and nine months ended September 30, 1998.

     Geographically, The Americas revenue increased 5.8 percent and 10.6 percent, respectively, for the three and nine months ended September 30, 1999 over the comparable prior year periods. EMEA revenue increased 29.5 percent and 26.3 percent, respectively, and Asia Pacific revenue increased
46.2 and 41.1 percent, respectively, over the comparable prior year periods.

     The Americas, EMEA and Asia Pacific revenue represent approximately 64 percent, 30 percent and 6 percent of net revenue, respectively for the three months ended September 30, 1999 and 63 percent, 31 percent and 6 percent of net revenue, respectively for the nine months ended September 30, 1999.

     Cost of revenue (as a percentage of revenue) of 55.7 percent for the three and nine months ended September 30, 1999 decreased from 56.4 percent and 56.0 percent for the comparable prior year period due to the completion of the Company's contract with the United States Postal Service which represented a lower margin order relative to historical orders, partially offset by new product start up costs.

     Amortization of software development costs of $4,601,000 and $13,236,000 for the three and nine months ended September 30, 1999 increased from $3,397,000 and $10,125,000 in the comparable prior year periods due to new product releases.

     Engineering expenses for the three and nine months ended September 30, 1999 increased to $21,112,000 and $60,173,000 from $18,512,000 and
$51,749,000, respectively, for the comparable prior year periods. In absolute dollars engineering expenses increased 14.0 percent and 16.3 percent, respectively, from the prior year periods. As a percentage of net revenue such expenses remained consistent with the comparable prior year periods at 7.2 percent and 7.3 percent, respectively, for the three and nine months ended September 30, 1999. The increase in absolute dollars is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

     Selling, general and administrative expenses of $55,485,000 and $161,048,000 for the three and nine months ended September 30, 1999 increased from $49,792,000 and $141,180,000, respectively, for the comparable prior year periods. While in absolute dollars, selling, general and administrative expenses increased 11.4 percent and 14.1 percent, respectively, from the prior year periods, as a percentage of revenue such expenses decreased to 18.9 percent and 19.5 percent for the three and nine months ended September 30, 1999 from 19.4 percent and 19.9 percent, respectively, in the comparable prior year periods. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and expenses incurred by three subsidiaries acquired subsequent to June 30, 1998.

     Amortization of excess of cost over fair value of net assets acquired of $1,254,000 and $3,724,000 for the three and nine months ended September 30, 1999, increased from $1,184,000 and $3,607,000, respectively for the comparable prior year periods due to the acquisition of three subsidiaries after June 30, 1998.

     The gain from the sale of business in 1998 resulted from the sale of the stock and certain assets of Symbol LIS Limited, a wholly owned subsidiary, engaged in the business of providing systems and technology with respect to logistics and warehouse management systems operations to a third party.

     Net interest expense of $1,316,000 and $3,984,000 for the three and nine months ended September 30, 1999 increased from $1,117,000 and $2,279,000 respectively, for the comparable prior year periods due to increased borrowings under the Company's revolving credit facility, partially offset by a reduction in interest expense due to annual mandatory repayments of indebtedness.

     The Company's effective tax rate of 33.0 percent for the three and nine months ended September 30, 1999, respectively, decreased from 34.0 percent in the comparable prior year periods primarily due to an increase in the federal tax credits and exempt earnings of the foreign sales corporation.


                        Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:
                                            September 30,    December 31,
                                                1999              1998__

     Working Capital (in thousands)          $312,359        $295,317

     Current Ratio (Current Assets
      to Current Liabilities)                   2.6:1           2.6:1

     Long-Term Debt to Capital                   10.3%           10.8%
      (Long-term debt to long-term
           debt plus equity)

     Current assets increased by $32,000,000 from December 31, 1998 principally due to an increase in cash and accounts receivable resulting from increased revenue and other current assets partially offset by a decrease in inventories resulting from an improvement in inventory management worldwide.

     Current liabilities increased by $14,958,000 from December 31, 1998 primarily due to increases in accounts payable and accrued expenses, income taxes payable and deferred revenue due to increased operating levels.

     The aforementioned activity resulted in a working capital increase of $17,042,000 for the nine months ended September 30, 1999. The Company's current ratio of 2.6:1 at September 30, 1999 remained constant with that of December 31, 1998.

     Property, plant and equipment purchases for the nine months ended September 30, 1999 totalled $55,834,000 compared to $61,993,000 for the nine months ended September 30, 1998. In the first quarter of 1999 the Company substantially completed construction related to expansion of its existing Worldwide Headquarters facility, located in Holtsville, New York. The Company continues to make capital investments in major systems and networks conversions but does not have any other material commitments for capital expenditures.
                                  -13-


     The Company's long-term debt to capital ratio decreased to 10.3 percent at September 30, 1999 from 10.8 percent at December 31, 1998 primarily due to increased equity from results of profitable operations, the benefits realized by stock option exercises and payment of the annual installments of the Company's long-term indebtedness partially offset by increased borrowings under the Company's revolving credit facility, described below, treasury stock repurchases and the change in equity due to foreign currency translation.

     The Company has a $350,000,000 unsecured revolving credit facility with a syndicate of U.S. and international banks for which the proceeds are committed until 2003. The Company also has $60,000,000 in uncommitted U.S. dollar and foreign currency lines of credit with several global banks that continue until such time as either party wishes to terminate the arrangement. As of September 30, 1999 the Company had outstanding borrowings of $47,000,000 under these facilities.

     The Company generated positive cash flow from operations of $55,964,000 for the three months ended September 30, 1999, and experienced an overall increase in cash of $1,277,000 for the period. The positive cash flow provided by operations and cash flow generated from and tax benefits associated with the exercise of stock options, were partially offset by cash used for purchases of property plant and equipment, investments in intangibles and other long term assets, acquisition related payments, net repayments of notes payable and long term debt, dividends paid and the purchase of 335,000 shares of the Company's stock for approximately $13,319,000. The purchases of common stock represent shares purchased in open market transactions and shares purchased from officers related to the exercise of stock options.

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

     The Company has established a steering committee including senior executives to address Year 2000 issues which reports periodically to the Board of Directors. The Company's plan to address Year 2000 issues has resulted in the formation of three main teams: (a) internal systems team,
(b) product readiness team, and (c) external vendors/suppliers team.

     The Company recently implemented new computer systems that substantially insure that the Company's operating systems are not subject to Year 2000 transition problems. To the extent that portions of its computer systems that have not been replaced have been determined to be non-compliant, the Company working with the suppliers of such systems has obtained upgrades and/or enhancements to insure Year 2000 compliance. To the extent such system implementation, replacement or modification is delayed or if significant new non-compliance issues are identified or go undetected, the Company's results of operations could be adversely impacted.

     The Company has initiated formal communications with all of its significant hardware and software suppliers to determine the extent to which the Company's interface systems and sources of supply are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

     Based on a recent assessment, the Company believes that it will not be required to modify or replace significant portions of its product offerings so that such products will function properly with respect to dates in the Year 2000. However, several Year 2000 related issues, mostly stemming from third party operating systems, have been identified. The Company has undertaken measures to inform customers of Year 2000 related issues via its Year 2000 web site and by direct mail. However, it is not possible to anticipate all end user situations and/or Year 2000 related issues, particularly those involving third party products. The Company may experience an increase in warranty and other claims related to Year 2000 issues. Additionally, there may be substantial Year 2000 litigation caused by failure of systems which contain Company products or third party products sold by the Company. The impact of such warranty and/or other claims would have a material adverse impact on the Company's financial condition.

     In 1998, the Company expended less than $200,000 and in the first three quarters of 1999, the Company expended approximately $320,000 for external resources in connection with its Year 2000 related activities. Capitalized spending for upgrading and replacing non-compliant computer systems was approximately $900,000 for 1998 and $2,100,000 for the first three quarters of 1999. The Company anticipates the total cost of its Year 2000 activities in 1999 to be approximately $3,000,000 which includes approximately $2,500,000 of capitalized fixed assets.

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

     On April 3, 1998 the Court, with the consent of the parties, lifted the stay previously in effect with respect to the contract issues in the litigation. Discovery by the Company and PSC on the contract issues has essentially been completed. If the Company succeeds in the contract action, it believes it will be owed, on an ongoing basis, additional royalties of approximately $5,000,000 per annum. If the Company does not prevail in the action, it believes it will continue to receive royalty payments from PSC at the same rate and on the same products as it currently is receiving them.

     On September 12, 1998, PSC filed a motion for partial summary judgment alleging that the Company was guilty of patent "misuse" since PSC is obligated under its 1991 Agreement with the Company to pay royalties to the Company on sales of scan engines to certain PSC customers who also pay royalties to the Company when they incorporate these scan engines into their integrated scanning terminals. In this motion, PSC claimed that this practice should bar the Company from collecting past royalties which the Company alleges are owed by PSC under the 1991 Agreement. However, since July 1996, PSC has not paid the Company any royalties under the 1991 Agreement and has instead been paying royalties under agreements it obtained in connection with the acquisition of Spectra-Physics.

     On October 22, 1998 the Court issued a decision and order granting PSC's motion. The ruling only prevents the Company from collecting past royalties due and owing under the 1991 Agreement, none of which have been paid to the Company or taken into income by the Company. Moreover, the ruling does not affect PSC's future royalty obligations to the Company except with respect to royalties owed to the Company under the 1991 Agreement on scan engines sold to other licensees of the Company since the Company believes it has cured the "misuse" without prejudice, subject to the outcome of its appeal. The Company estimates that royalties owed on PSC scan engines represent less than 10 percent of the additional royalties PSC would owe the Company if it were paying royalties under the 1991 Agreement. Furthermore, the decision has no other impact on any royalties paid or to be paid to the Company by any other licensee.

     The Company believes it has purged the alleged misuse on a going-forward basis, by informing PSC that it does not intend to enforce the offending contractual provision, subject to the Company's rights on appeal. PSC disputes that the misuse has been purged, asserting that the "effects" of the misuse have not been dissipated. However, the Company believes its position on the issue is the correct one.

     The Court has directed both parties to file cross motions for summary judgments on the main contract issues including whether PSC owes the Company additional royalty payments under the 1991 Agreement and whether the alleged misuse has been purged. A hearing on the motion is currently scheduled to be held on January 11, 2000.

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

     The Lemelson Partnership has not yet filed an Answer to the Complaint in the lawsuit. Instead, the Lemelson Partnership has filed a motion to dismiss the lawsuit, or in the alternative, to stay proceedings or to transfer the case to the U.S. District Court in Arizona where there are pending cases involving the Lemelson Partnership and other companies in the semiconductor and electronics industries. The Lemelson Partnership's motion is primarily based on grounds that there is no legally justiciable case or controversy between the Auto ID companies and the Lemelson Partnership because (1) the Lemelson Partnership's asserted method claims apply against the bar code equipment "uses" by the end-users only and not against the bar code equipment itself; and (2) the Lemelson Partnership has never asserted its patent claims against the Auto ID companies. Contrary to the Lemelson Partnership's arguments, the Company and the other Auto ID companies believe the federal district court in Nevada has proper jurisdiction to adjudicate the case on its merit.

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.




Dated:  October 25, 1999            By:  /s/ Jerome Swartz
                                        Jerome Swartz, Chairman and
                                        Chief Executive Officer




Dated:  October 25, 1999            By:  /s/ Kenneth V. Jaeggi
                                        Kenneth V. Jaeggi
                                        Senior Vice President -
                                        Chief Financial Officer