Form 10-K
period 1999-12-31
SYMBOL TECHNOLOGIES INC
filed 2000-03-02
CIK 278352

March 1, 2000






Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, NW
Washington, DC  20549
Attention:  Filing Desk

Gentlemen:

            Re:  Symbol Technologies, Inc.
                 Annual Report on Form 10-K
                 For Fiscal Year Ended
                 December 31, 1999
                 File No. 1-9802

            On behalf of Symbol Technologies, Inc. (the
"Company"), I transmit for filing under the Securities and Exchange Act of 1934 (the "Act"), the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. I have been advised by the Company that the financial statements contained in the report do not reflect any changes from the preceding year's financial statements with respect to accounting principles or practices or in the method of applying such principles or practices.

            If you have any questions regarding the enclosed materials, please call the undersigned by collect telephone at
(631) 738-4765.

                         Very truly yours,


                          s/Leonard H. Goldner
                          Leonard H. Goldner
                          Senior Vice President
                          and General Counsel

LHG:lac











                                          February 29, 2000






Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

            In connection with the undersigned's Annual Report on Form 10-K for the year ended December 31, 1999 and pursuant to
Item 601(b)(4)(iii) of Regulation S-K, the undersigned has not filed as exhibit 10.6 an Industrial Revenue Bond financing agreement in respect of its executive offices since the total amount of securities authorized thereunder does not exceed 10 percent of the Registrant's total consolidated assets. The Registrant, however, agrees to furnish a copy of such document to the Commission if so requested.

Very truly yours,

SYMBOL TECHNOLOGIES, INC.



s/Kenneth V. Jaeggi
Kenneth V. Jaeggi
Senior Vice President-Finance
and Chief Financial Officer






                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999 Commission file number 1-9802

                             SYMBOL TECHNOLOGIES, INC.______________
              (Exact name of Registrant as specified in its charter)

           Delaware                                11-2308681______________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

      One Symbol Plaza
      Holtsville, NY                                11742-1300
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (631) 738-2400
`
Securities registered pursuant to
Section 12(b) of the Act:

Common Stock, par value $.01                  New York Stock Exchange___
   (Title of each class)                      (Name of each Exchange on
                                               which registered)

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

    YES  X                                    NO____

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

       The aggregate market value of the voting stock held by persons other than officers and directors (and their associates) of the registrant, as of February 1, 2000 was approximately $5,636,000,000.

       The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1999, was as follows:

    Class                                      Number of Shares
  Common Stock, par value $.01                   88,672,101

Documents Incorporated by Reference: The registrant's Proxy Statement to be used in conjunction with the Annual Meeting of Shareholders to be held on May 8, 2000 (the "Proxy Statement") is incorporated into Part III.


PART I

Item 1.  Business
The Company
     Symbol Technologies, Inc. ("Symbol" and, together with its subsidiaries, the "Company"), a Delaware corporation, is the successor by merger in 1987 to Symbol Technologies, Inc., a New York corporation which commenced operations in 1975. The Company has evolved from a supplier of bar code verification products to a leading global provider of wireless networking and information systems that allow people and organizations to access, capture and transmit information at the point of activity over local area networks (LAN), wide area networks (WAN) and the Internet. The Company is the only corporation in its industry with in-house technology for the design and manufacture of products in its three core technologies: bar code reading devices, mobile computing devices and network systems. The Company is engaged in one reportable segment--the design, manufacture, marketing and servicing of scanner integrated mobile and wireless information
management systems.   These systems are used worldwide in diverse
markets such as retail, transportation and logistics, parcel delivery and postal service, warehousing and distribution, industrial, health care, hospitality, education, and government.

     In January 2000, President Clinton announced that the Company is the recipient of this year's National Medal of Technology, the nation's highest honor for technological innovation. The award was given to the Company "for creating the global market for laser bar code scanning and for technical innovation and practical application of mobile computing and wireless local area network (LAN) technologies". The medal, which recognizes exceptional U.S. scientific and engineering innovations, has been awarded to only 11 corporations in its 20 year history. Past corporate recipients of the award are AT&T Bell Laboratories, The DuPont Company, Merck & Co. Inc., Amgen Inc., Corning, Inc., The Proctor & Gamble Company, 3M, Johnson & Johnson, Biogen, Inc. and Bristol-Meyers Squibb Company.

Company Products and Services

General

     The Company develops, manufactures, sells and services scanner integrated mobile and wireless information management systems that consist of mobile computing devices, wireless local area networks (WLAN), bar code reading devices, network appliance devices, peripheral devices, software and programming tools and are designed to provide solutions to customer specific needs in information transactions. They are used in a variety of applications from collecting information at remote locations and transmitting information between these locations and the user's central data processing facility to facilitating e-commerce transactions by accessing and collecting price and product information at the point of activity for storing or placing orders via the Internet.

     The Company's mobile computing devices are microprocessor-based, lightweight and battery-operated hand-held computers. Information may be captured by a device that reads bar codes or may be manually entered via a keyboard, a touch screen or a pen computer display/entry device. The information collected by the mobile computing device can then be transmitted instantly to a host computer across a WLAN or in some instances by modems (batch file transfer mode). Approximately 90% of the Company's mobile computing devices include an integrated bar code reader and approximately 90% offer optional integrated WLAN and WAN communication capability. Depending on the model, the Company's mobile computing devices may have up to 16 megabytes of RAM for information storage and multiple input and output capabilities for the connection of printers, bar code readers and communications devices.

     The Company distributes the most complete line of bar code reading equipment in the world. The Company's bar code reading products consist of devices designed to capture and decode one- and two-dimensional bar code symbols and store, process and transmit information. The Company designs and manufactures miniature scan engines, hand-held bar code readers, portable presentation scanners and fixed station point of sale scanners most of which employ laser technology to read information encoded
in bar code symbols.   The Company's bar code reading equipment
is compatible with a wide variety of information collection and retrieval systems, including computers, electronic cash registers, portable information collection devices and the Internet. Bar code readers are used to improve inventory management, productivity and cycle time in retail, transportation and logistics, parcel delivery and postal service, warehousing and distribution, factory automation, e-commerce and many other applications.

     The Company provides wireless communication solutions that connect its mobile computing devices and bar code reading equipment to wireless LANs and WANs. Based on spread spectrum RF technology, the Company's WLAN products provide real-time wireless data communication at data rates of up to 11 Mbps and in combination with the Company's telephony devices, provide wireless voice and data communication over TCP/IP data networks. Unlike traditional narrow band RF-based networks, installation of the Company's spread spectrum systems requires no individual site license from the U.S. Federal Communications Commission (FCC).

Design engineering and support for both the Company and third party wireless network systems is conducted in the Company's San Jose, California facility. The focus of the group is the design of wireless network transaction systems, the Company's Spectrum One and Spectrum 24 WLANs and support for the integration of those high-performance networks into customers' data networks and enterprise-wide information systems.

Products

     The PDT family of mobile computing devices features advanced technology including Application Specific Integrated Circuits
(ASIC) and Very Large Scale Integrated (VLSI) circuits, which incorporate many standardized integrated circuits into one computer chip allowing for size and cost reductions. Also, the PDT family employs surface mounted component technology for reduced size and increased performance and dependability, as well as industry standard 8-, 16- and 32-bit microprocessors. The PDT family includes a series of mobile computing devices that are available with different features and at varying costs depending on customer requirements and preferences. PDT mobile computing devices feature up to 20 lines of liquid crystal display, slim, lightweight design, multiple input and output ports and up to 16 megabytes of internal memory. PDT mobile computing devices have various keyboard configurations, including a user configurable keyboard and WLAN communication capability. The PDT family was originally introduced in 1985.

     In 1993, the Company introduced the PDT 3100, a 16-bit DOS compatible mobile computing device incorporating a laser scan engine and featuring a swivel-head scanner design that adjusts instantly for right- or left- handed scanning applications. In 1999, the PDT 3100 was the Company's largest selling mobile computing device. In 1996, the Company introduced a limited performance, lower cost version of the PDT 3100 and a version with one- and two-dimensional scanning capability. In 1998, the Company introduced the PDT 6100 Series of mobile computing devices, a sleek, compact, ergonomically designed version of the PDT 3100 featuring a choice of display options.

     The PDT 6800, introduced by the Company in 1998, is a versatile mobile computing device combining ruggedized housing for use in industrial settings with a small, light-weight, ergonomic form factor suitable for scan intensive retail applications. The PDT 6800 has a 35- or 46-key alphanumeric keypad for easy information input and a 16-line back-lit display for greater data content and readability.

     Introduced by the Company in 1999, the PDT 7500 is a sealed, industrial use mobile computing device designed to withstand extreme conditions in transportation and logistics environments. Weighing only 19oz., the PDT 7500 is light enough for extended periods of use. Color-coded keys facilitate information entry and a 1/8 VGA screen with a 20-line back-lit display provides easy viewing of information even in dimly lit areas. The PDT 7500's 486-based AMD Elan microprocessor supports accelerated information processing and an integrated laser scan engine provides both one- and two-dimensional scanning capability.

     The PDT 7200, introduced by the Company in 1999, is a gun-shaped, touch-operated mobile computing device designed for demanding information management environments. A top-mounted 1/4 VGA liquid crystal display touch screen features a virtual keyboard for data input. The PDT 7200 has an integrated laser scan engine for one- and two-dimensional bar code scanning capability and a voice pager for enhanced communication. A built-in infrared (IrDA) communications port allows the PDT 7200 to communicate with a host computer or peripheral device, such as a printer. Designed for use in retail environments, the PDT 7200 is also available in a ruggedized version for use in industrial environments.

     In 1995, the Company introduced its first wearable scanning system the WSS 1000, an innovative hand-mounted bar code-based information transaction system that allows mobile hands-free bar
code scanning, information collection and LAN connectivity.   The
WSS 1000 wearable computer system was designed for users who rely on the efficiency and accuracy of bar code scanning but require the use of both hands to perform job functions. The system, which consists of two components, combines the RS-1, a miniature scanner worn as a ring that allows the user to simply touch a thumb and index finger contact switch to scan a bar code and a compact, light-weight, wrist mounted 16-bit computer with display which permits wireless communication to the host computer. In 1997, the Company introduced the WS 1200, a back-of-the-hand mounted scanner. Similar to the RS-1 wearable scanner, the WS 1200 is triggered by a thumb-actuated switch mounted on the user's index finger, however the WS 1200 is capable of scanning at longer distances than the RS-1 ring scanner.

     In 1998, the Company and Palm Computing, Inc., a subsidiary of 3Com Corporation and developers of the Palm line of hand-held computers, entered into an agreement under the terms of which the Company manufacturers and distributes touch- and pen-input personal productivity tools utilizing the Palm operating system with an embedded bar code reading device. Introduced in 1998, the SPT 1500, a pocket sized mobile computing device based upon the Palm III architecture was the first of such products introduced by the Company. In 1999, the Company introduced the SPT 1700, a ruggedized version of the SPT 1500 with wireless LAN communication capability. With an embedded laser scan engine, the SPT 1700 provides users with the latest bar code scanning technology for collecting information and the Palm operating system allows programmers to easily build applications using scan-embedded graphical development tools. Designed for use in office workflow automation, route accounting, healthcare, education, retail, industrial and warehouse settings, the SPT 1700 is suited for use in any application where mobile workers need to collect and manage information at the point of activity. The SPT 1700 has 2MB each of random access memory and flash memory and is available in an optional 4MB configuration to accommodate larger application demands.

     Introduced by the Company in 1999, the SPT 2700 mobile computing device is substantially similar to the SPT 1700; however, it is based on the Microsoft Windows CEr operating system. Designed to work specifically with mobile computers, the Windows CE operating system allows SPT 2700 users to collect information via a familiar Windows interface and allows developers to create applications with standard 32-bit desktop tools. The SPT 2700's ruggedized design, integrated laser scan engine and Spectrum 24 WLAN connectivity allow users in harsh environments such as warehouse management and diverse applications, from medical service providers to school administrators and teachers to access remote information at the point of activity

     In 1997, the Company introduced the VRC 4000, a vehicle mounted or wall mounted touch screen computer. Designed for industrial use in warehouse and yard management applications, the VRC 4000 is a PC compatible computer with 16 megabytes of memory and includes a full 10.3 inch VGA display with an infrared touch screen interface. In 1999, the Company introduced the VRC 6900, a ruggedized version of the VRC 4000 capable of withstanding extreme temperatures and harsh industrial environments.

     Introduced by the Company in 1996, the Symbol Mobile Gateway
(SMG) is an industrialized, PC-based host computer designed for installation in truck cabs and cars. A wireless WAN radio modem provides communication across major wide area network systems to a users' enterprise-wide network and Spectrum 24 LAN capability connects the SMG to the Company's mobile computing devices, providing in-vehicle connectivity and communication capabilities for motor freight, parcel delivery and private fleet operations.

     The Company sells several different hand-held laser scanners, the most important of which is the LS 4000I which was introduced in 1998. The LS 4000I is a trigger operated, visible laser diode-based scanner capable of reading PDF 417, a high-density, high-capacity portable data file storing approximately one kilobyte of data in a machine-readable code and all conventional linear bar codes. PDF 417 is a two-dimensional bar code symbology that incorporates error correction capability and has one hundred times the information capacity of a traditional linear bar code. Unlike linear bar codes, PDF 417 can contain an entire data record reducing or eliminating the need for an external system of linked information storage. PDF 417 may be read by either a laser-based bar code reader or a CCD imager. Most other two-dimensional codes can only be read by a CCD imager. The LS 4000I combines high-performance scanning and an advanced ergonomic form factor making it ideal for price scanning and inventory management in a wide variety of retail and commercial applications.

The Company offers several less expensive, lower performing hand-held scanners. The LS 2100 Series, introduced in 1998, is a trigger operated, medium range scanner primarily sold in the indirect channel as a point-of-sale scanner. The LS 1000 Series, introduced in 1996, is a small, lightweight trigger operated scanner for light use scanning applications and the LT 1800, Laser Touchr visible laser diode-based scanner, introduced in 1995, is useful for applications where near contact scanning is sufficient.

     The LS 3000 Series, introduced in 1993, consists of trigger operated, visible laser diode-based scanners used to read all common linear bar code symbologies and densities up to a distance of 20 feet. The LS 3000 is particularly well suited for industrial and military applications because of its rugged housing. These devices consume less than one watt of power during scanning.

Specialty versions of the LS 3000 include long range scanners capable of reading bar codes of virtually all sizes at distances ranging from near contact to more than 35 feet (LS 3000 ER) and low contrast reading capability scanners (LS 3000 HV) both using "spot and scan" two position triggers for ease of aiming and visibility. In 2000, the Company anticipates replacing the LS 3000 with the P 300 and P 460 Series of hand-held scanners

     In 1998, the Company introduced a new category of "smart scanners", the P 460. The P 460 is a hand-held memory scanner with up to 4 MB of total memory and an integrated keypad and LCD display that provide enhanced input and output capabilities. Designed for multiple uses primarily in the retail market, the P 460 is capable of operating interactively with a host as a corded scanner for point-of-sale applications, while a wireless version, the P 470, operates in batch mode under battery power for back-office or in-store applications such as physical inventory, cycle counts and gift registry.

     The P 300 Series, introduced in 1999, is an extension of the P 460 family of smart scanners. Ruggedized and ergonomically designed, the P 300 is a hand-held scanner that meets stringent industrial standards and can withstand harsh environments. An integrated interface module provides scanner-to-host computer communication and advanced data formatting allows users to easily program the P 300 to match their host system's data input formats. Versions of the P 300 can also read two-dimensional bar codes and other versions transmit information wirelessly over the Company's Spectrum 24 WLAN. The P 360, is a version of the P 300 featuring a top-mounted keypad and display for entering and viewing data. The P 370 is a cordless version of the P 360.

     In 1999, the Company introduced the Vision System 4000 (VS
4000) Series, the first in a series of CCD imaging devices. The VS 4000 is a hand-held image scanner capable of reading bar code symbologies presented in any orientation and digital image capture. An embedded CCD imaging engine provides VGA resolution images and user-selectable imaging options allow users to choose image characteristics such as compression, quality, transfer time and file size.

     Introduced in 1998, the LS 6000 Series is a trigger operated, high visibility laser diode-based scanner capable of omni-directional and single line scanning. The LS 6000's ergonomic design provides for comfortable use either as a hand-held scanner or with an optional fixed mount stand as a presentation scanner; this flexibility allows for increased throughput in high-volume, point-of-sale retail applications.

     Introduced by the Company in 2000, the M 2000 Series is a versatile countertop projection and hand-held scanner that allows users to select from three different scan patterns depending upon their scanning requirements. With an integrated laser scan engine, the M 2000 is capable of scanning in a rotating omni-directional scan pattern for reading linear bar codes in any orientation, a smart raster scan pattern for reading two-dimensional bar codes and a high density single line scan pattern for reading poorly printed and damaged bar codes. Designed for retail and light industrial use the M 2000's ergonomic built-in stand provides for both hand-held scanning and hands-free counter top or wall mount scanning.

     In addition to its hand-held scanners, the Company also offers several families of "hands-free" scanners. Unlike the Company's hand-held scanners, these scanners are usually triggered by an object sensor to enable use in situations where use of both hands is required.

     In 1994, the Company introduced the LS 9100, a laser diode-based projection scanner. The LS 9100 generates a large omni-directional pattern of twenty interlocking laser lines that can read bar codes at various angles for high productivity scanning.

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

     In 1998, the Company introduced the Symbol 7870 Series of rugged scanners designed for use in food and non-food retail markets. The Symbol 7870 is capable of reading torn, crumpled and scratched bar codes on the first pass and comes in a bi-optic scanner/scale version that reads bar codes from multiple sides at the same time and a compact bi-optic scanner/scale version that features a reduced platform base for installation in smaller checkout areas or in applications in which the user is seated.

     In 1990, the Company began marketing bar code laser scan engines that are integrated by unaffiliated third parties into their portable computing devices.

     The SE 1200, introduced by the Company in 1996, measures less than one cubic inch and weighs less than one ounce, enables third party manufacturers to integrate high-performance laser scanning into a variety of devices including hand-held computers, medical instruments, diagnostic equipment, lottery terminals and vending machines. The SE 1200 has a working range and ability to read poor quality bar codes equal to that of hand-held scanners. In 1997, the Company introduced a high density version of the SE 1200 capable of reading miniaturized bar codes.

     The SE 900, introduced by the Company in 1998, is the smallest, lightest scan engine available today. Measuring only
0.2 cubic inch, the SE 900 is 20 percent the size and 15 percent the weight of the SE 1200, allowing third party manufacturers to integrate bar code scanning capabilities into smaller devices without compromising the ergonomic design of the device.

     In 1995, the Company introduced the SE 2000 Series scan engine. The SE 2000 is a small, lightweight, high performing scan engine capable of reading both one-dimensional and two-dimensional bar codes.

     The SE 2200, introduced by the Company in 1999, is a high-performance, scan engine that incorporates the Company's patented Taut Band scan element and a high visibility 650nm laser diode. The SE 2200 can read two-dimensional and one-dimensional bar codes. The Company anticipates that the SE 2200 will replace the SE 2000.

     The SE 9100 Series scan engine, introduced in 1995, is a high speed, omni-directional scan engine providing dense scan line coverage from the face of the scanner up to a distance of eight inches allowing quick "swipe" scanning as well as standard presentation scanning.

     Introduced by the Company in 1999, the SE 3223 scan engine extends the capability of the Taut Band scan element. Scanning at speeds of up to 640 scans per second, the SE 3223 supports three modes of operation; single scan line mode, smart raster mode for reading two-dimensional symbols and a "cyclone" pattern for omni-directional scanning of linear bar codes in any orientation.

     In 1999, the Company introduced the SE 4200 series imaging engine, a high-performing CCD image processor that is capable of reading all major one-dimensional and two-dimensional bar code symbologies as well as capable of digital image capture.

     In 1993, the Company introduced a self shopping system for food and non-food retailers. The system, which is integrated with the retailer's point-of-sale system, utilizes the Company's CST 2000 or the newly introduced CST 3000, mobile computing device with an integrated laser scanner that allows shoppers to scan and tabulate their purchases as they shop. The system has been installed worldwide at selected mass merchandise, retail, food and other retail operations.

     In 1996, the Company introduced a version of the self shopping system capable of communicating via the Company's WLAN which has substantially replaced the batch version of the system. In 1999, installation of the Company's portable self shopping systems has expanded both to new customers and more sites. There are currently systems installed or ordered in over 500 stores in 40 chains in 20 countries on 5 continents.

     In addition to being utilized in the Company's self-shopping system, the CST 3000 Series is a multi-purpose, trigger operated wireless bar code scanner that also serves as a network scanning appliance allowing users to communicate with an enterprise intranet or the Internet via the Company's WLAN. The CST 3000 provides enhanced user interface with an eight-line, 21-character text and graphics display and a Motorola Power PC microprocessor for a variety of consumer and industrial application requirements, including self-shopping.

     Introduced in 1998, the CyberPen is the Company's first consumer-oriented network appliance designed for use in the home or office. CyberPen combines the functionality of a contact bar code scanner with memory and an A.T. Crossr writing instrument. To read a bar code, the user simply presses a button on the side of the CyberPen and sweeps the wand tip across the symbol. After reading the bar code, the user returns the CyberPen to its holder that uploads the data to a personal computer for transmission via the Internet. The small, lightweight, portable design makes CyberPen particularly adaptable for home-office automation, catalog/Internet shopping and home grocery applications.

     The CS 2000, introduced by the Company in 1999, is a miniature, laser-based memory scanner and Internet appliance designed for use in the consumer electronic retail market. The pocket size CS 2000 allows consumers to browse through retailers printed catalogues, advertisements and documentation, scan a bar code for items of interest, and quickly and efficiently order or obtain additional information on the item through the Internet. In addition, the CS 2000 can be used by shoppers in retail establishments and malls to scan bar codes on items of interest, capturing the item's description and price then downloading the information to an Internet web site for later retrieval.

     In 1999, the Simon Property Group, the owner of 253 shopping malls in the United States, established two pilot programs using the Company's CS 2000 consumer scanner and the SPT 1700 mobile computing device. Under one pilot program, the CS 2000 is used by shoppers to scan bar codes on items to build a registry that shoppers can post to a personalized web page. The list can be organized and e-mailed to friends and family for gift-related occasions. In the second pilot program, the SPT 1700 mobile computing device allows mall shoppers to scan bar codes of items from multiple stores, pay for everything at one location and have the items picked-up from the stores and delivered as directed by the customer. While the initial pilot programs have been well received and the Simon Property Group has indicated its intention to roll out these consumer scanning programs to additional locations, there can be no assurance that the rollout of consumer scanning programs on a large scale will be successful or that shoppers in additional locations will utilize such services.

     The Company offers two spread spectrum-based, WLAN families of products. In 1990, the Company introduced its Spectrum Oner direct sequence cellular RF network for wireless data transactions. Spectrum 24r, introduced in 1995, is a high-performance, frequency hopping network that operates at 2.4 Ghz frequency. Based on spread spectrum RF technology, Spectrum One and Spectrum 24 networks both provide real-time wireless data communications with a host computer for hundreds of portable and fixed-station computers and radio-integrated scanners. In 1998, the Company introduced a 2Mb version of the Spectrum 24 network and in 1999, the Company introduced a direct sequence, WLAN that supports high throughput applications up to 11 Mbps. This high data rate WLAN, based on the recently ratified IEEE 802.11b open airwaves standard for 11 Mbps data transmission, now provides users with high-speed wireless capabilities for rapid data transfer from server to terminal, image transfer, Internet communications, customer self-scanning services and streaming video. Installation of the Company's wireless networks at various customer sites began in 1991 and these networks are now installed in over 50,000 sites worldwide. The Spectrum One and Spectrum 24 systems work in tandem with a broad range of the Company's wireless mobile computing and telephony devices.

In 1998, the Company introduced the NetVision wireless LAN telephone system. Based upon voice-over IP technology, the telephone which looks like a standard cellular telephone, allows users to place or receive calls worldwide, without additional charge, between other telephones or PC-based telephones located at any site served by an internal TCP/IP network. To date sales of the NetVision telephone have not been material. The NetVision system connects to a user's TCP/IP system via the Company's Spectrum 24 WLAN. In 1999, the Company introduced a new network appliance in the NetVision line, the NetVision Data Phone. The NetVision Data Phone integrates voice communication, a bar code scanner, a data entry keypad, a Web browser, a serial port for printing and a Spectrum 24 WLAN radio card into a single lightweight device that allows users to bridge the gap between voice and data networks and the Internet. The combination of communication capabilities makes the NetVision Data Phone a useful productivity tool for a wide range of industries including retail, warehouse, healthcare and education.

     Product list prices for the Company's products range between $195 to $8,395, depending on product configuration. The Company offers discounts off list price for quantity orders and sales are frequently made at prices below list price.

Software and Programming Tools

     The Company's products and systems utilize software which consists of a number of specialized applications and communications software programs, that run under a variety of operating platforms including Microsoft MS-DOS, Caldera DR-DOS, Palm OS, Microsoft Windows and Microsoft Windows CE. A series of application development kits (ADKs) and software development kits
(SDKs) are available to allow the Company's programmers, value added resellers (VARs) and end-user customers to develop applications that fully utilize the integrated features of the Company's family of mobile computing devices. The ADKs and SDKs provide the software drivers and libraries required to maximize product performance. Used in conjunction with industry standard development tools, software developers can easily create and support applications to meet specific customer requirements.

     The Company also provides scalable network management software that allows users at local and remote sites to administer, configure and manage the Company's Spectrum One and Spectrum 24 wireless network systems.

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

Customer Support

     The Company has a customer support organization that repairs and maintains the Company's products.

     The Company's domestic customer support operations include locations in Arkansas, California, Indiana, Illinois, Kentucky, Michigan, Minnesota, New York and Texas. The Company also has foreign customer support offices in Australia, Austria, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Norway, Singapore, South Africa, Spain, Sweden and the United Kingdom. These centers enhance the Company's ability to respond to its customers' requirements for fast, efficient service.

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

     Maintenance and support revenues contributed less than 10 percent of the Company's total revenues for the years ended
December 31, 1999, 1998 and 1997.

Sales and Marketing

     The Company presently markets its products domestically and internationally through a variety of distribution channels, including a direct sales force, original equipment manufacturers,

VARs and sales representatives and distributors. VARs distribute the Company's products to customers while also selling to those customers other products or services not provided by the Company. The Company's sales organization includes domestic sales offices located throughout the United States and foreign sales offices in Australia, Austria, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Norway, Singapore, South Africa, South Korea, Spain, Sweden and the United Kingdom.

     The Company currently has contractual relationships and strategic alliances with unaffiliated partners. Through these relationships, the Company is able to broaden its distribution network and participate in industries other than those serviced by the Company's direct sales force and distributors.

     Customers generally order products for delivery within 45 days. Accordingly, shipments made during any particular quarter generally represent orders received either during that quarter or shortly before the beginning of that quarter and generally consist of products manufactured in the quarter. The Company maintains significant levels of inventory to facilitate meeting delivery requirements of its customers. The Company, pursuant to contract or invoice, normally extends 30 to 45 day payment terms to its customers. Actual payment terms vary from time-to-time but generally do not exceed 90 days.

     The following table sets forth certain information as to international sales of the Company:

                                       Year Ended
                                       December 31,__________
                                     (in thousands)

                                 1999      1998      1997
     Area
EMEA
(Europe, Middle East, Africa)  $343,507  $284,084   $276,126
Asia Pacific                   $ 64,577  $ 47,901   $ 40,038
Other                          $ 75,272  $ 67,687   $ 55,731

     The Company undertakes hedging activities to the extent of known cash flow in an attempt to minimize the impact of foreign currency fluctuations.

Manufacturing

     The products that are manufactured by the Company are manufactured at its Bohemia, New York facilities. In the third quarter of 2000, the Company plans to complete construction of a second manufacturing facility in Reynosa, Mexico.

     While components and supplies are generally available from a variety of sources, the Company presently depends on a single source or a limited number of suppliers for several components of its equipment, certain subassemblies and certain of its products. In 1999, unexpected demand for communication products caused worldwide shortages of certain electronic parts and allocation of such parts by suppliers that had an adverse impact on the Company's ability to deliver its products as well as the cost of producing such products. Such shortages are likely to continue for much of 2000 and may again have an adverse effect on the Company's ability to deliver its products or to deliver its products on time or to manufacture its products at anticipated cost levels. While the Company has increased inventory levels and entered into contracts with suppliers of parts that it anticipates will be in short supply, there can be no assurance that additional parts will not become the subject of such shortages or that such suppliers will be able to deliver the parts in fulfillment of their contracts.

     Due to the general availability of components and supplies, the Company does not believe that the loss of any supplier or subassembly manufacturer would have a long-term material adverse effect on its business although set-up costs and delays could occur in the short-term if the Company changes any single source supplier.

     Certain of the Company's products are manufactured by third parties, a majority of which are outside the United States. In particular, the Company has a long term strategic relationship with Olympus Optical, Inc. of Japan ("Olympus") pursuant to which Olympus and the Company jointly develop selected products which are manufactured by Olympus exclusively for sale by the Company. The Company is currently selling several such products and the Company expects the number of products developed in collaboration with Olympus to increase in the future. The Company has the right to manufacture such products if Olympus is unable or unwilling to do so, but the loss of Olympus as a manufacturer could have, at least, a temporary material adverse impact on the Company's ability to deliver such products to its customers. The Company has no reason to believe that Olympus will not continue to manufacture products under this arrangement.

     The failure of any other third party to supply products to the Company could have an adverse affect on the Company's ability to deliver such products to its customers. In 1999, third party suppliers of products to the Company were subject to the same shortages of electronic parts and allocation of such parts. Although the Company expects such parts shortage to continue in 2000, the Company has no reason to believe that these suppliers will be unable to meet their supply or delivery obligations to the Company over any extended period.

     The Company employs certain advanced manufacturing processes that require highly sophisticated and costly equipment and are continuously being modified in an effort to improve efficiency, reduce manufacturing costs and incorporate product improvements.

Research and Product Development

     The Company believes that its future growth depends, in large part, upon its ability to continue to apply its technology to develop new products, improve existing products and expand market applications for its products. The Company's research and development projects include, among others: improvements to the reliability, quality and readability of its laser scanners at increased working distances, faster speeds and higher density codes (including, but not limited to, two-dimensional codes); continued development of its solid state laser diode-based scanners; development of solid state imager-based engines for bar code data capture and general purpose imaging applications; development of RFID engines for data capture applications; improvements to packaging and miniaturization technology for bar code data capture products, portable data collection appliances and integrated bar code and RFID data capture products; development of high-performance digital data radios, high-speed radio frequency data communications networks and telecommunications protocols and products; and the addition of application software to provide a complete line of high-performance interface hardware.

     The Company uses both its own associates and from time-to-time unaffiliated consultants in its product engineering and research and development programs. Dr. Jerome Swartz, Chairman of the Board of Directors and Chief Executive Officer of the Company, leads the Company's research, patent and new product development programs. From time-to-time the Company has participated with and/or partially funded research projects in conjunction with a number of universities including the

State University of New York at Stony Brook, Polytechnic
University of New York, Massachusetts Institute of Technology,
University of California at San Diego and Tel Aviv University in
Israel.

     The Company expended (including overhead charges) approximately $38,426,000, $31,030,000 and $29,991,000 for research and development during the years ended December 31, 1999, 1998 and 1997, respectively.

Competition

     The business in which the Company is engaged is highly competitive and acutely influenced by advances in technology, product improvements and new product introduction, and price competition. To the Company's knowledge, many firms are engaged in the manufacture and marketing of products in its three core technologies, bar code reading equipment, wireless networks and mobile computing devices. While some companies are engaged in the manufacture and marketing of products in more than one of these technologies, no other company is engaged in all three. Numerous companies, including present manufacturers of scanners, lasers, optical instruments, microprocessors, wireless networks, notebook computers, PDAs and telephonic and other communication devices have the technical potential to compete with the Company. Many of these firms have far greater financial, marketing and technical resources than the Company. The Company competes principally on the basis of performance and the quality of its products and services.

     The Company believes that its principal competitors are Aironet Wireless Communications, Inc., BreezeCom, Inc., Casio Inc., Fujitsu, Ltd., Hewlett-Packard Company, Intermec Technologies Corporation, Lucent Technologies, Inc., LXE Inc., Matsushita Electric Industrial Co., Ltd., Metrologic Instruments, Inc., Motorola, Inc., NipponDenso Co., Nortel Networks, Opticon, Inc., Proxim, Inc., PSC Inc., Telxon Corporation, Teklogix Inc. and Welch Allyn, Inc. In addition, several large companies, such as Motorola, Inc., Matsushita Electric Industrial Co., Ltd., Nokia Corporation and Fujitsu, Ltd. while active in the RF area, are currently not manufacturing a WLAN, but have the capability to be able to readily compete with the Company.

Patent and Trademark Matters

     The Company files domestic and foreign patent applications to support its technology position and new product development. The Company owns over 420 U.S. Letters Patents covering various aspects of the technology used in the Company's principal products and has entered into cross-license agreements with other companies. In addition, the Company owns numerous foreign companion patents. The Company has also filed additional patent applications in the U.S. Patent and Trademark Office as well as in foreign patent offices. The Company will continue to file patents, both United States and foreign, to cover its most recent research developments in the scanning, information collection and network communications fields. Letters patent number 4,387,297, one of the Company's basic patents covering hand-held laser scanning technology will expire on June 6, 2000, and a companion patent, number 4,593,186 will expire in June 2003. While it is possible that products might be designed that would have infringed the '297 patent but do not infringe the '186 patent, the Company believes that such products would be sufficiently inferior as compared to current hand-held products that they would not gain meaningful customer acceptance in the market place. Accordingly, the Company does not believe that the introduction of such products would have a material adverse effect on the Company or its competitive position. Furthermore, the Company does not believe that the expiration of the '297 patent in 2000 will appreciably diminish the Company's royalty income from license because all of the Company's license agreements that grant rights under these patents include both patents and the products that licensees are selling are covered by both patents. The license agreements are structured so that there is no reduction in royalty payments upon the expiration of the '297 patent.

     The Company believes that its patent portfolio does provide some competitive advantage in that such patents tend to limit the number of unlicensed competitors and permit the Company to manufacture products that may have features that provide better performance and/or lower cost. Although management believes that its patents provide some competitive advantage, the Company depends more for its success upon its proprietary know-how, innovative skills, technical competence and marketing abilities. In addition, because of rapidly changing technology, the Company's present intention is not to rely primarily on patents or other intellectual property rights to protect or establish its market position. Instead, the Company has established an active program to protect its investment in technology by enforcing and licensing certain of its intellectual property rights. The

Company has entered into royalty-bearing license agreements with, among others, Intermec Technologies Corporation, LXE Inc.,
Metrologic Instruments, Inc., PSC Inc. and Telxon Corporation.

     On April 1, 1996, PSC, Inc. (PSC) commenced suit against the company in Federal District court for the Western District of New York, asserting claims against the Company for alleged violations of the federal antitrust laws, unfair competition and also seeking a declaratory judgment of non-infringement and invalidity as to certain of the Company's patents. PSC served a Third Amended Complaint, which asserted essentially the same antitrust and unfair competition claims against the Company, and also sought a declaratory judgment of alleged non-infringement and invalidity of nine of the Company's patents, and a declaratory judgment that PSC had not breached its two agreements with the Company and that those agreements had been terminated. The Company also sued Data General Corporation (Data General), a manufacturer of portable integrated scanning terminals which incorporate scan engines from PSC, for infringement of the same four patents and five additional patents. The nine patents asserted against Data General were the same nine of the Company's patents as to which PSC was seeking declaratory relief.

     On October 9, 1996, the Court granted the Company's motion, to sever and stay PSC's antitrust, unfair competition and related claims. On the same day, the Court denied Data General's motion to stay the Company's claims against it.

     On April 3, 1998, the Court, with the consent of the parties, lifted the stay previously in effect with respect to the contract issues in the litigation.

     On September 12, 1998, PSC filed a motion for partial summary judgment alleging that the Company was guilty of patent "misuse" since PSC is obligated under its 1991 Agreement with the Company to pay royalties to the Company on sales of scan engines to certain PSC customers who also pay royalties to the Company when they incorporate these scan engines into their integrated scanning terminals. In this motion, PSC claimed that this practice should have barred the Company from collecting past royalties which the Company alleged were owed by PSC under the 1991 Agreement. Since July 1996, PSC has not paid the Company royalties under the 1991 Agreement and has instead been paying royalties under agreements it obtained in connection with the acquisition of Spectra-Physics.

     On October 22, 1998, the Court issued a decision and order granting PSC's motion, which decision was subsequently reconfirmed by the Court on April 30, 1999.

     On November 16, 1999, both parties filed motions for partial summary judgment. The Company's motion contended that (a) its two agreements with PSC had not been terminated; (b) PSC is obligated to pay royalties to the Company pursuant to these agreements in those circumstances in which the agreements overlap with an agreement the Company had entered into with Spectra-Physics Scanning Systems (the "Spectra Agreement") that had been acquired by PSC in 1996, and; (c) the Company had purged the misuse found by the Court. PSC's motion claimed that (a) its agreements with the Company had been terminated; (b) if the agreements had not been terminated, PSC was entitled to operate under the more favorable terms of the Spectra Agreement, and; (c) Symbol had not purged the misuse found by the Court.

     On February 8, 2000, the Court granted the Company's motion in its entirety and issued a decision that PSC's two license agreements with the Company have not been terminated and that PSC was obligated to pay the Company the higher royalty rates under those agreements rather than the much lower royalty rates contained in the Spectra Agreements. This decision results in an immediate obligation by PSC to pay back royalties from October 23, 1998 in the estimated amount of approximately $7 million. In addition, pursuant to the ruling, PSC is also obligated to pay additional estimated royalties of approximately $5 million per year on a going forward basis. The Court also held that the Company had purged the patent misuse previously found by the Court.

     On February 23, 2000, PSC moved for reconsideration of that portion of the Court's decision which held that PSC must pay royalties to the Company under the higher rates contained in PSC's license agreements with the Company. PSC moved in the alternative for permission to appeal the decision immediately to the United States Court of Appeals for the Federal Circuit. The Company's papers in opposition have not yet been filed, but the Court has already issued an order stating that the motion will be "considered submitted without oral argument on March 16, 2000". The Company believes PSC's motion is completely without merit.

     On July 21, 1999, the Company and six other leading members of the Automatic Identification and Data Capture industry jointly initiated litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit, which is entitled Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships, was commenced in the U.S. District Court, District of Nevada in Reno, Nevada. In the litigation, the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed. The other six Auto ID companies who are plaintiffs in the lawsuit are Accu-Sort Systems, Inc., Intermec Technologies Corporation, a wholly-owned subsidiary of UNOVA, Inc., Metrologic Instruments, Inc., PSC Inc., Teklogix Corporation, a wholly-owned U.S. subsidiary of Teklogix International, Inc. and Zebra Technologies Corporation. The Company has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne by the other Auto ID companies.

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

     The Lemelson Partnership has not yet filed an Answer to the Complaint in the lawsuit. Instead, the Lemelson Partnership has filed a motion to dismiss the lawsuit, or in the alternative, to stay proceedings or to transfer the case to the U.S. District Court in Arizona where there are pending cases involving the Lemelson Partnership and other companies in the semiconductor and electronics industries. The Lemelson Partnership's motion is primarily based on grounds that there is no legally justiciable case or controversy between the Auto ID companies and the Lemelson Partnership because (1) the Lemelson Partnership's asserted method claims do not apply against the bar code equipment itself; and (2) the Lemelson Partnership has never asserted its patent claims against the Auto ID companies. Contrary to the Lemelson Partnership's arguments, the Company and the other Auto ID companies believe the federal district court in Nevada has proper jurisdiction to adjudicate the case on its merit.

     Although the Company believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement and other claims against the Company or that such claims will not be successful. The Company has received and has currently pending such claims and in the future may receive additional such notices of claims of infringement of other parties' rights. In such event, the Company has and will continue to take reasonable steps to evaluate the merits of such claims, take such action as it may deem appropriate, which action may require that the Company enter into licensing discussions, if available, and/or modify the affected products and technology, or result in litigation against parties seeking to enforce a claim which the Company reasonably believes is without merit. The Company in the past has been involved in such litigation and additional litigation may be filed in the future. Such parties have and are likely to claim damages and/or seek to enjoin commercial activities relating to the Company's products or technology affected by such party's rights. In addition to subjecting the Company to potential liability for damages, such litigation may require the Company to obtain a license in order to manufacture or market the affected products and technology.
To date, such activities have not had a material adverse affect on the Company's business and the Company has either prevailed in all litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that the Company will continue to prevail in any such actions or that any license required under any such patent would be made available on commercially acceptable terms, if at all. There are a significant number of U.S. and foreign patents and patent applications in the Company's areas of interest, and the Company believes that there has been and is likely to continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

     The Company's RF mobile computing devices include various models, all of which intentionally transmit radio signals as part of their normal operation. Certain versions of the Company's hand-held computers and its Spectrum One and Spectrum 24 cellular networks utilize spread spectrum radio technology. The Company has obtained certification from the FCC for its products that utilize this radio technology. Such certification is valid for the life of the product unless and until the circuitry of the product is altered in material respects, in which case a new certification may be required. Users of these products in the United States do not require any license from the FCC to use or operate the product. Certain of the Company's products transmit narrow band radio signals as part of their normal operation. The Company has obtained certification from the FCC for its narrow band radio products. However, these models must not only be accepted by the FCC prior to marketing but users of these devices must themselves also obtain a site license from the FCC to operate them.

Associates

     At December 31, 1999, the Company had approximately 3,900 full-time associates. Of these, approximately 3,000 were employed domestically. The Company also employs temporary production personnel. None of the Company's associates are represented by a labor union. The Company considers its relationship with its associates to be good.

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

Location             Principal Use        Size             Tenancy/Ownership

One Symbol Plaza     World Headquarters   299,000 square   Owned (subject to
Holtsville, NY                            feet             mortgage)

116 Wilbur Place     Administration       92,000 square    Owned
Bohemia, NY                               feet

110 Wilbur Place     Manufacturing        30,000 square    Owned
Bohemia, NY                               feet

12 & 13 Oaklands Pk. Customer Service     21,700 square    Owned
Fishponds Road                            feet
Wokingham, Berkshire
England

Reynosa, Tamaulipas  Vacant Land          15.4 acres       Owned
Mexico*

110 Orville Drive    Manufacturing        110,000 square   Leased:  expires
Bohemia, NY                               feet             August 31, 2009

Valley Oak           Network Systems      100,000 square   Leased:  expires
Technology Campus    Engineering,         feet             August 12, 2009
San Jose, CA         Marketing

1101 Lakeland Ave.   Manufacturing,       90,400 square    Leased:  expires
Bohemia, NY          Administration and   feet             August 31, 2009
                     Distribution

Berkshire Place      International Head-  55,500 square    Leased:  expires
Winnersh Triangle    quarters, Marketing  feet             December 31, 2012
Winnersh, Wokingham  and Administration
Berkshire, England   and U.K. Headquarters

340 Fischer Ave.     Service and Sales    31,200 square    Leased:  expires
Costa Mesa, CA                            feet             May 31, 2001

180 Orville Drive    Warehousing and      22,600 square    Leased:  expires
Bohemia, NY          Facilities           feet             August 31, 2001
                     Management

*  In 2000, the Company anticipates building an approximately
140,000 sq. ft. manufacturing facility.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable

Item 4A.  Executive Officers of the Registrant

     The following table sets forth the names, ages and all positions and offices held by the Company's executive officers:

Jerome Swartz.......... 59   Chairman of the Board of Directors,
                             Chief Executive Officer and Director

Tomo Razmilovic........ 57   President, Chief Operating Officer
                             and Director

Robert Blonk........... 53   Senior Vice President-Human
                             Resources

Richard Bravman........ 45   Senior Vice President,
                             General Manager-Sales and Marketing
                             RF Wireless Systems

Brian T. Burke......... 53   Senior Vice President, Controller
                             and Chief Accounting Officer

Leonard H. Goldner..... 52   Senior Vice President, General
                             Counsel and Secretary

Ron Goldman............ 39   Senior Vice President, General
                             Manager-Mobile Systems

Kenneth Jaeggi......... 54   Senior Vice President-Finance and
                             Chief Financial Officer

Joseph Katz............ 47   Senior Vice President, Research and
                             Development

Boris Metlitsky........ 52   Senior Vice President, General
                             Manager-Scanning Systems

Satya Sharma........... 59   Senior Vice President-Quality and
                             Process Improvement and Mobile and
                             Wireless Systems Engineering

     Dr. Swartz co-founded and has been employed by the Company since it commenced operations in 1975. He has been the Chairman of the Board of Directors and Chief Executive Officer of the Company for more than the past fifteen years. Effective July 1, 2000, Dr. Swartz will no longer serve as Chief Executive Officer. He will continue as executive Chairman of the Board of Directors and Chief Scientist. Dr. Swartz was an industry consultant for 12 years in the areas of optical and electronic systems and instrumentation and has a total of some 160 technical papers and issued and allowed U.S. patents to his credit, including the Company's basic patents in hand-held laser scanning. He is also a trustee of the Polytechnic University of New York and an adjunct full professor of Electrical Engineering at the State University of New York at Stony Brook. He is also a fellow of the Institute of Electrical and Electronic Engineering and a member elect to the National Academy of Engineering.

     Mr. Razmilovic has been the President and Chief Operating Officer of the Company since October 1995. Effective July 1, 2000, Mr. Razmilovic will also assume the postion of Chief Executive Officer. He was previously Senior Vice President-Worldwide Sales and Services. He first joined the Company in September 1989. From January 1989 to August 1989, he was President and Chief Executive Officer of Cominvest Group, a Swedish multinational high technology company. From August 1985 to December 1988, he was President of ICL International, a major European computer manufacturer and he also led its industry marketing and software development divisions.

     Mr. Blonk joined the Company in August 1997. Prior to joining the Company, he had been employed for thirty years by Lucent Technologies, Inc. in a number of positions, the most recent of which was as its Director of Technical Business Operations.

     Mr. Bravman has been employed by the Company for more than the past twenty years in various management positions.

     Mr. Burke joined the Company in October 1987.  From October
1984 to September 1987, he was President, Chief Executive Officer and Director of Super Web Press Service Corporation, a manufacturer of printing presses.

     Mr. Goldner joined the Company in September 1990.  From
September 1979 until August 1990, he was a partner of the New
York law firm of Shereff, Friedman, Hoffman & Goodman, which firm was securities counsel to the Company.

     Mr. Goldman joined the Company in February 1992 and has served in various legal, managerial and business development positions.

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

Item 5.   Market for the Registrant's Common Equity and
          Related Security Holder Matters

     The Company's Common Stock is listed on the New York Stock Exchange. The following table sets forth, for each quarter period of the last two years, the high and low sales prices as reported by the New York Stock Exchange and the dividend payments declared by the Board of Directors and paid by the Company.

Year Ending:                         High*    Low*     Dividend

December 31, 1998   First Quarter   23 1/12   16 7/12
                    Second Quarter  26 7/24   22 1/32    $.02
                    Third Quarter   34 7/24   24 1/12
                    Fourth Quarter  42 5/8    26 1/8     $.02

December 31, 1999   First Quarter   43 1/4    28 1/16
                    Second Quarter  38 1/8    26         $.02
                    Third Quarter   41 3/8    32 5/8
                    Fourth Quarter  65        29 5/8     $.015

      *Adjusted to reflect a three-for-two stock split, effective
April 3, 1998 and a three-for-two stock split effective June 1, 1999.

     As of February 1, 2000 there were 1,196 holders of record of the Company's Common Stock.

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

     On February 9, 1998, May 12, 1999 and February 14, 2000 the Board of Directors of the Company declared a three-for-two stock split, payable as a 50 percent dividend, on April 3, 1998, June 14, 1999 and April 5, 2000, respectively, to all shareholders of record on March 17, 1998, June 1, 1999 and March 13, 2000, respectively.



                                 -30-

                                             Item 6. Selected Financial Data
                                         (in thousands, except per share data)
                                                          Year Ended December 31,__________________
Operating Results:                            _ 1999_    1998(1)     1997       1996(2)     1995(3)
Net Revenue                                 $1,139,290  $977,901   $774,345    $656,675    $555,163

Net Earnings                                  $116,364   $92,964    $70,232     $50,256     $46,486

Earnings Per Share:

Basic                                            $1.32     $1.05      $0.79       $0.57       $0.53

Diluted                                          $1.23     $0.99      $0.77       $0.55       $0.51

Financial Position:

Total Assets                                $1,047,944  $838,399   $679,190    $614,238    $544,268
Working Capital                               $351,613  $295,317   $241,846    $221,678    $209,852
Long-Term Debt, less
 Current Maturities                            $99,623   $64,596    $40,301     $50,541     $60,829
Stockholders' Equity                          $640,460  $530,928   $453,742    $399,676    $352,854

Weighted Average Number of Common
 Shares Outstanding:
  Basic                                         88,325    88,194     88,557      87,296      87,054
  Diluted                                       94,381    93,654     91,854      91,392      91,301

(1)  Includes a pre-tax charge for costs associated with a terminated acquisition of $3,597 or
     $0.03 diluted earnings per share.

(2)  Includes a pre-tax charge for costs associated with acquisition related matters of $12,341 or
     $0.09 diluted earnings per share.

(3)  Includes a pre-tax charge for costs associated with a management change of $2,500 or $0.02 diluted earnings per share.

                                               -31-


 SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES
 LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

     Sometimes, the Company makes forward-looking statements, orally or in writing. These statements may be in press releases, oral statements or in filings made by the Company with the Securities and Exchange Commission, including this one. The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions identify "forward-looking statements" that are covered by the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wants to be sure that any forward-looking statements are accompanied by meaningful cautionary statements, so that the Company is protected by the safe harbor established in the Reform Act. Therefore, any forward-looking statements made by the Company are qualified by the following discussion of factors that could cause actual results to be different from forward-looking statements. The Company has no obligation to update forward-looking statements.

     The risks presented here may not be all of the risks the Company may face. These are the factors that the Company believes could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have a negative effect on the Company's business and financial performance. The industry that the Company competes in is very competitive and changes rapidly. Sometimes new risks emerge and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

     Sometimes the Company communicates with securities analysts. It is against the Company's policy to disclose to analysts any material non-public information or other confidential commercial information. You should not assume that the Company agrees with any statement or report issued by any analyst regardless of the content of the statement or report. The Company has a policy against issuing financial forecasts or projections or confirming the accuracy of forecasts or projections issued by others. If reports issued by securities analysts contain projections, forecasts or opinions, those reports are not the responsibility of the Company.

Financial Performance. The Company's operating results may vary in the future as a result of a number of factors, including:

     -  Changes in technology
     -  New competition
     -  Economic conditions
     -  Customer demand
     -  A shift in the mix of the Company's products
     -  A shift in sales channels
     - The market acceptance of new or enhanced versions of the Company's products
     - The timing of introduction of other products and technologies
     -  Any associated charges to earnings
     -  Any cancellation or postponement of orders

     The volume and timing of orders the Company receives during a fiscal quarter are difficult to forecast. Sometimes customers have canceled orders or rescheduled shipments ordered from the Company. The Company has operated with a relatively small
backlog.  The Company monitors backlog.   Because most customers
order products for delivery within 45 days, the Company does not believe that backlog provides a good indication of financial performance except for the then current fiscal quarter. Shipments made during a fiscal quarter are usually in response to orders received either during that quarter or shortly before the beginning of that quarter. Shipments for orders received in a fiscal quarter are usually from products manufactured in that quarter. The Company maintains significant levels of raw materials so it can meet delivery requirements of its customers. The Company may not be able to procure the appropriate mix of raw materials to accommodate all orders in a quarter. Because of the levels of current and anticipated backlog, the Company's financial performance in any quarter is dependent upon obtaining orders in that quarter which can be manufactured and delivered to its customers in that quarter. Financial performance for any quarter is not known until near the end of that quarter. The Company's expense levels are partly based on the level of future revenues the Company expects. The Company's total operating expenses have increased as it expands its operations. Because of the difficulty of forecasting revenue and the Company's planned growth in spending, operating expenses could be unusually high for any quarter causing the Company's operating profit to be negatively affected for that quarter.

Product Mix.  The Company anticipates that in 2000:
- it will sell more products with lower margins than it did in the past; and
- lower margin products will make up a larger portion of sales than they have in the past.

     If the Company does not increase sales and/or lower operating expenses to compensate for lower overall margins, operating profit will be negatively affected.

Foreign Sales. A large portion of the Company's net revenues have been from foreign sales. In 1999, foreign sales accounted for approximately 42.4 percent of net revenue. These sales are subject to the normal risks of foreign operations, such as:

     -  Currency fluctuations
     -  Protective tariffs
     -  Trade barriers and export/import controls
     -  Transportation delays and interruptions
     - Reduced protection for intellectual property rights in some countries
     -  The impact of recessionary foreign economies
     -  Long receivable collection periods

     Most of the Company's equipment sales in Western Europe and Asia are billed in foreign currencies and are subject to currency exchange fluctuations. Since the Company's products are principally manufactured in the United States, sales and results of operations could be affected by fluctuations in the U.S. dollar. Changes in the value of the U.S. dollar compared to foreign currencies have in the past had an impact on the Company's sales and margins. In 1999, results of operations continued to be negatively affected by the appreciation of the value of the U.S. dollar in relation to key foreign currencies. The Company believes that its 1999 financial performance was satisfactory despite the negative currency impact. The Company may not continue to perform adequately if the value of the U.S. dollar in relation to key foreign currencies continues to increase. The Company cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation of the Company's products or supplies or to gauge the effect that new barriers would have on its financial position or results of operations.

Manufacturing. If use of the Company's manufacturing facilities in Bohemia, New York were interrupted by natural disaster or otherwise, the Company's operations would be negatively affected until the Company could establish alternative production and service operations. Some of the Company's products are manufactured by third parties inside and outside the United States. The Company anticipates that an increased percentage of new products will be manufactured by third parties, including Olympus. Many of these third parties are located in foreign countries. In addition, the Company is currently building a second manufacturing facility in Mexico as described below. The manufacture of these items is subject to risks common to all foreign manufacturing activities such as:

     -  Governmental regulation
     -  Currency fluctuations
     -  Transportation delays and interruptions
     -  Political and economic disruptions
     - The risk of imposition of tariffs or other trade barriers

     The Company has experienced manufacturing problems that have caused delivery delays. The Company may experience production difficulties and product delivery delays in the future as a result of:

     -  changing process technologies
     -  ramping production
     -  installing new equipment at its manufacturing facilities
     -  shortage of key components

     Because demand for the Company's products has increased, the Company is building a secondary manufacturing facility in Mexico. Manufacturing of products in two locations will subject the Company to normal risks of managing two separate manufacturing facilities in two separate countries, including:

     -  administration of customs requirements
     -  coordination of procurement
     -  cross-border distribution

     The facility is scheduled to be completed in the third quarter of 2000. If construction of the new manufacturing facility is delayed or not completed, the Company may have to obtain alternative manufacturing resources. The Company may not be successful in locating and qualifying alternative manufacturing resources in time to meet product demand requirements. The alternative manufacturing resource may not be able to successfully manufacture the Company's products. If the company does not complete construction of the new manufacturing facility on time or, in the alternative, does not employ an alternative manufacturing resource capable of manufacturing the Company's products, the Company may not be unable to manufacture enough products to meet customers demands, or manufacture products at projected cost levels and operating results would be negatively effected.

     Sometimes, the Company experiences significant price increases and limited availability of components that are available from multiple sources. At times, the Company has been unable to meet product orders because parts were not available. While past shortages and delays have not had a negative effect on the Company's revenues, shortages and delays could have a negative effect on the Company's future operating results. On occasion, the Company acquires component inventory in anticipation of supply shortages. If component availability is restored and as a result component prices decline, operating results could be negatively affected.

     Some components, subassemblies and products are purchased from a single supplier or a limited number of suppliers. The loss of any of these suppliers may cause the Company to incur additional set-up costs and delays in manufacturing and delivery of products.

     The Company purchases a large number of parts, components and third party products from Japan. The strengthening of the value of the yen in relation to the U.S. dollar in the last half of 1999 has caused these parts, components and products to be more costly. If the value of the yen continues to strengthen relative to the dollar in 2000, the Company's financial performance could be negatively affected.

Competition.  The Company is in a highly competitive industry that is influenced by:

     -  advances in technology
     -  product improvements
     -  new product introduction
     -  marketing and distribution capabilities
     -  price competition

     If the Company does not keep pace with product and technological advances, the Company's competitive position and prospects for growth could be negatively affected. In 1998 and continuing in 1999, several of the Company's key competitors had poor financial performance.

There is likely to be continued pricing pressure in 2000 as these competitors attempt to reverse losses in their market share, which may negatively affect the Company's revenues and/or gross margins.

New Competitors. The products that the Company and its competitors manufacture and market are becoming more complex. As the technological and functional capabilities of future products increase these products will begin to compete with products being offered by larger, traditional computer, network and communications industry participants who have substantially greater financial, technical, marketing and manufacturing resources than the Company. The Company may not be able to compete successfully against these new competitors and competitive pressures may negatively affect its business or operating results.

Price. The selling price of the Company's products usually decreases over the life of the product. To lessen the effect of price decreases, the Company attempts to reduce manufacturing costs of existing products and to introduce new products, functions and other price/performance-enhancing features. If cost reductions, product enhancements and new product introductions do not occur in a timely manner or are not accepted in the marketplace, the Company's operating results could be negatively affected.

Research and Development.  The Company is active in research and
development of new products and technologies.   The Company's
research and development efforts may not lead to the successful introduction of new or improved products. The Company may encounter delays or problems in connection with its research and development efforts. New products often take longer to develop, have fewer features than originally considered desirable and achieve higher cost targets than initially estimated. There may be delays in starting volume production of new products and new products may not be commercially successful. Products under development are often announced before introduction and these announcements may cause customers to delay purchases of existing products until the new or improved versions of those products are available. Delays or deficiencies in development manufacturing, delivery of or demand for new products or of higher cost targets could have a negative affect on the Company's business, operating results or financial condition.

System Sales. Historically, the Company has sold individual bar code scanning devices and scanner integrated mobile computing devices to customers. Increasingly, the Company's sales efforts have focused on sales of complete data transaction systems. System sales are more costly and require a longer selling cycle, longer payment terms and more complex integration and installation services.

Intellectual Property. The Company protects its proprietary information and technology through contractual confidentiality provisions and by applying for United States and foreign patents, trademarks and copyrights. These applications may not result in the issuance of patents, trademarks or copyrights. Third parties may seek to challenge, invalidate or circumvent these applications or resulting patents, trademarks or copyrights. Competitors may independently develop equivalent or superior, non-infringing technologies. The Company's licensing revenue could be negatively affected if competing technologies avoid infringement of the Company's licensed patents.
     Third parties have and may again assert claims of infringement of intellectual property rights against the Company. These claims have in the past and may in the future lead to litigation or require the Company to significantly modify or discontinue sales of some of its products.

Third Party Products. Historically, the Company has manufactured almost all of it products. Beginning in 1996, the Company began to offer an increased number of third party products. The Company hopes that sales of third party products will result in higher operating income. Sales of third party products usually generate lower margins which may not be fully offset by lower expenses. If third party product suppliers become unable or unwilling to manufacture products for the Company or do not meet the Company's volume and quality requirements and delivery schedules, the Company's ability to market these products could be negatively affected. Many of the components and parts for these third party products are purchased outside the United States. Many of these third party products are manufactured outside of the United States. Supply of these products could be negatively affected by factors normally attendant to the conduct of foreign trade, including:

     - imposition of duties, taxes, fees or other trade restrictions
     -  fluctuation in currency exchange rates
     -  longer delivery times

Government Regulations. The Company is subject to the risks associated with changes in United States and foreign regulatory requirements. More stringent regulatory requirements or safety and quality standards may be issued in the future and may have a negative effect on the business of the Company. Sales of the Company's products could be negatively affected if more stringent safety standards are adopted by its customers such as electronic cash register manufacturers.

     The Company's Spectrum One and Spectrum 24 spread spectrum wireless communication products operate through the transmission of radio signals. These products are subject to regulation by the FCC in the United States and corresponding authorities in other countries. Currently, operation of these products in specified frequency bands does not require licensing by regulatory authorities. Regulatory changes restricting the use of frequency bands or allocating available frequencies could have a negative effect on the Company's business and its results of operations.

Safety Risk. Recently, there has been some concern over the potentially negative effects of electromagnetic emissions from cellular telephones. While the Company's RF products do emit electromagnetic radiation, the Company believes that due to the low power output of its products and the logistics of their use, there is no health risk to end-users in the normal operation of its products. The Company's RF products may become the subjects of safety concerns in the future. Safety issues and the associated publicity could have a negative effect on the Company's business and its results of operations.

Acquisitions. The Company has in the past and may in the future acquire businesses or product lines as a way of expanding its product offerings and acquiring new technology. If the Company does not identify future acquisition opportunities and/or integrate businesses that it may acquire effectively, the Company's growth may be negatively affected.

Reliance on Resellers, Distributors and OEMs. The Company sells a majority of its products through resellers, distributors and original equipment manufacturers (OEMs). Reliance upon third party distribution sources subjects the Company to risks of business failure by these individual resellers, distributors and OEMs, and credit, inventory and business concentration risks.

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










































                               -40-

                                                                          Year to Year Changes___
                                                                         Year Ending December 31,
                                          Percentage of Revenue              1999         1998
                                         Year Ending December 31,             vs.          vs.
                                     1999         1998        1997           1998         1997_
Net Revenue                         100.0%       100.0%       100.0%         16.5%        26.3%

Cost of Revenue                      55.8         56.0         54.5          16.2         29.8

Amortization of Software
 Development Costs                    1.6          1.5          1.6          26.6        _20.9

Gross Profit                         42.5         42.5         44.0          16.5         22.2

Operating Expenses:
 Engineering                          7.2          7.3          7.4          15.3         24.8
 Selling, General and
  Administrative                     19.4         19.9         21.4          13.3         17.6
 Amortization of Excess of
  Cost Over Fair Value of
   Net Assets Acquired                0.4          0.5          0.6           5.8         (1.0)
Charges Related to Terminated
  Acquisition                           -          0.4            -             -            -

                                     27.0         28.0         29.4          12.2         20.6

Earnings from Operations             15.5         14.5         14.6          24.9         25.4

Gain on Sale of Business                -          0.1            -            -             -

Net Interest Expense                 (0.5)        (0.4)        (0.4)         96.9          5.3

Earnings Before Income Taxes         15.0         14.2         14.2          23.3         26.4

Provision for Income Taxes            4.8          4.7          5.1          19.6         15.9

Net Earnings                         10.2%         9.5%         9.1%         25.2%        32.4%

                                                -41-


For the year ended December 31, 1999

     Net revenue of $1,139,290,000 for the year ended December 31, 1999, increased 16.5 percent over 1998. The increase in net revenue is due to increased equipment sales, partially offset by the decrease in revenue associated with the Company's contract with the United States Postal Service which was substantially completed during the quarter ended March 31, 1999. Foreign exchange fluctuations unfavorably impacted the growth in net revenue by approximately 0.6 percentage points for the year ended December 31, 1999 and unfavorably impacted the growth in net revenue by 1.5 percentage points for the year ended December 31, 1998.

     Geographically, The Americas revenue increased 13.2 percent over the comparable prior year period, EMEA revenue increased 20.9 percent over the comparable prior year period and Asia Pacific revenue increased 34.8 over the comparable prior year period. The Americas, EMEA, and Asia Pacific revenue represent approximately
64.2 percent, 30.1 percent, and 5.7 percent, respectively, of net revenue in 1999.

     Cost of revenue (as a percentage of net revenue) of 55.8 percent for the year ended December 31, 1999, slightly decreased from 56.0 percent in 1998 due to the completion of the Company's contract with the United States Postal Service which represented a lower margin order relative to historical orders, partially offset by new product startup costs. The Company anticipates a potential increase in the cost of revenue (as a percent of net revenue) in 2000, due to an anticipated shift in product mix in the fastest growing proportion of the Company's business to lower margin products versus the historical mix of products. This shift in the product mix coupled with the continued unfavorable impact of foreign exchange rate fluctuations on net revenue if the U.S. dollar continues to strengthen may cause cost of revenue (as a percentage of net revenue) to increase.

     Amortization of software development costs of $18,472,000 for the year ended December 31, 1999, increased from $14,592,000 in the prior year due to new product releases.

     Engineering costs increased to $81,944,000 for the year ended December 31, 1999, from $71,090,000 for 1998. In absolute dollars engineering expenses increased 15.3 percent for the year ended December 31, 1999, from the prior year. As a percentage of revenue such expenses decreased to 7.2 percent for the year ended December 31, 1999, from 7.3 percent for the prior year. The increase in absolute dollars is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

     Selling, general and administrative expenses increased to $220,753,000 for the year ended December 31, 1999, from $194,775,000 in 1998. While in absolute dollars selling, general and administrative expenses increased 13.3 percent for the year ended December 31, 1999, from the prior year, as a percentage of revenue such expenses decreased to 19.4 percent for the year ended December 31, 1999, from 19.9 percent in 1998. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and expenses incurred by three subsidiaries acquired subsequent to June 30, 1998.

     Amortization of excess of cost over fair value of net assets acquired of $5,092,000 for the year ended December 31, 1999, increased from $4,812,000 in 1998 due to the acquisition of three subsidiaries after June 30, 1998 which resulted in an increase in the gross value of excess of cost over fair value of net assets acquired.

     Net interest expense increased to $5,821,000, for the year ended December 31, 1999, from $3,450,000 in 1998 primarily due to increased borrowings under the Company's revolving credit facility partially offset by a reduction in interest expense due to annual mandatory repayments of indebtedness.

     The Company's effective tax rate for 1999 of 32.0 percent decreased from 33.0 percent in the prior year period primarily due to an increase in the federal tax credits and exempt earnings of the foreign sales corporation.

     At December 31, 1999, the Company had net deferred tax assets of approximately $7,735,000 consisting of current deferred tax assets of $44,794,000 and long-term deferred tax liabilities of $37,059,000. No valuation allowance is necessary due to the Company's history of profitability and anticipated future profitability.

For the year ended December 31, 1998

     Net revenue of $977,901,000 for the year ended December 31, 1998, increased 26.3 percent over 1997. The increase in net revenue is due in part to the Company's contract related to the United States Postal Service as well as increased worldwide equipment sales. During 1998, sales to Lockheed Martin Corporation, in connection with the United States Postal Service contract amounted to approximately 11 percent of total net revenue. Foreign exchange fluctuations unfavorably impacted the growth in net revenue by approximately 1.5 percentage points for the year ended December 31, 1998 and unfavorably impacted the growth in net revenue by 2.1 percentage points for the year ended December 31, 1997.

     Geographically, The Americas revenue increased 40.9 percent over the comparable prior year period due in part to the Company's contract related to the United States Postal Service and the overall strong economy in the United States, EMEA revenue increased 2.9 percent over the comparable prior year period and Asia Pacific revenue increased 19.6 over the comparable prior year period. The Americas, EMEA, and Asia Pacific revenue represent approximately 66.1 percent, 29.0 percent, and 4.9 percent, respectively, of net revenue in 1998.

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

     Amortization of software development costs of $14,592,000 for the year ended December 31, 1998, increased from $12,068,000 in the prior year due to new product releases.

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

     Amortization of excess of cost over fair value of net assets acquired of $4,812,000 for year ended December 31, 1998, decreased from $4,859,000 in 1997 due to foreign exchange fluctuations coupled with the sale of stock and certain assets of Symbol LIS Limited described below, partially offset by the acquisition of four subsidiaries in 1998 and 1997 which resulted in an increase in the gross value of excess of cost over fair value of net assets acquired.

     During 1998 the Company incurred $3,597,000 of various pre-tax expenses, principally professional fees, associated with a publicly announced attempt to acquire another company. In the fourth quarter of 1998, the Company formally terminated its efforts to complete this acquisition.

     During 1998 the gain from the sale of business resulted from the sale of the stock and certain assets of Symbol LIS Limited, a wholly owned subsidiary, engaged in the business of providing systems and technology with respect to logistics and warehouse management systems operations to a third party.

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

Liquidity and Capital Resources
        The Company utilizes a number of measures of liquidity
including the following:
                                    Year Ended December 31,___
                                   1999        1998       1997__
Working Capital
  (in thousands)                 $351,613    $295,317   $241,846

Current Ratio (Current
  Assets to Current
  Liabilities)                      2.5:1       2.6:1      2.5:1

Long-Term Debt
  to Capital                        13.5%       10.8%       8.1%
(Long-term debt to long-
 term debt plus equity)

     Current assets increased by $104,597,000 from December 31, 1998, principally due to an increase in accounts receivable as a result of the increase in net revenue, and inventories due to increased operating levels.

     Current liabilities increased $48,301,000 from December 31,
1998, primarily due to increases in accounts payable and accrued expenses.

     The aforementioned activity resulted in a working capital increase of $56,296,000 for the fiscal year ended December 31, 1999. The Company's current ratio at December 31, 1999, of 2.5:1 decreased from 2.6:1 at December 31, 1998.

     The Company generated positive cash flow from operations of $155,010,000 and experienced an overall increase in cash of $13,844,000 for the year ended December 31, 1999. The positive cash flow provided by operations, borrowings under lines of credit, and cash flow generated from and tax benefits associated with the exercise of stock options were partially offset by cash used in investing activities and various financing activities, principally the purchase of 1,592,000 shares of the Company's common stock, dividends paid, acquisition of subsidiaries and other acquisition related payments and expenditures for property, plant and equipment. For the year ended December 31, 1998 the Company generated $87,954,000 cash flow from operations but experienced an overall decrease in cash of $43,686,000. The positive cash flow provided by operations, borrowings under lines of credit, and cash flow generated from and tax benefits associated with the exercise of stock options were offset by cash used in investing activities and various financing activities, principally the purchase of 1,145,000 shares of the Company's common stock, dividends paid, acquisition of subsidiaries and other acquisition related payments and expenditures for property, plant and equipment.

     Property, plant and equipment expenditures for the year ended December 31, 1999 totaled $70,041,000 compared to $89,334,000 for the year ended December 31, 1998. During the fourth quarter of 1999 the Company entered into a construction commitment to expand capacity by constructing a 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. The addition of this facility is part of the Company's global logistics strategy of supply chain management through vertical manufacturing integration. The project cost, including land and building, is estimated at approximately $10,000,000 and is anticipated to be completed in the third quarter of 2000. In the first quarter of 1999 the Company substantially completed construction related to expansion of its existing Worldwide Headquarters facility located in Holtsville, New York. The Company continues to make capital investments in major systems and networks conversions but does not have any other material commitments for capital expenditures.

     At December 31, 1999, the Company had $99,623,000 in long-term debt outstanding, excluding current maturities. In March 1993 the Company issued $25,000,000 of its 7.76 percent Series A Notes due February 15, 2003, and $25,000,000 of its 7.76 percent Series B Senior Notes due February 15, 2003, to two insurance companies for working capital and general corporate purposes.
The Series A Senior Notes are being repaid in equal annual installments of $2,778,000 which began in February 1995. The Series B Senior Notes are being repaid in equal annual installments of $3,571,000 which began February 1997. The Senior Notes represent $19,048,000 of the total long-term debt balance outstanding at December 31, 1999. In September 1999, the Company expanded the size of its revolving credit facility with a syndicate of U.S. and International banks (the "Credit Agreement") from $200 million to $350 million. The terms of the Credit Agreement extend to 2004. Use of the borrowings is unrestricted and the borrowings are unsecured. At December 31, 1999, the Company had $57,000,000 borrowings outstanding under the Credit Agreement which have been classified as long-term obligations. In November 1999, the Company issued a promissory note to a commercial bank for 2.1 billion Japanese yen. The note matures in November 2000 but allows for an extension of the maturity date subject to certain conditions. If the Company does not extend the maturity date, it intends to liquidate the note by borrowing additional funds under the Credit Agreement. The promissory note, which is recorded at fair value, represents $20,372,000 of the total long-term debt balance outstanding at December 31, 1999. The remaining $3,203,000 of long-term debt outstanding is primarily related to the New York State agency loan, a low-interest loan with interest payable monthly and principal repayment in two installments in 2001.

     The Company's long-term debt to capital ratio increased to
13.5 percent at December 31, 1999, from 10.8 percent at December
31, 1998, primarily due to increased borrowings under the Credit
Agreement and issuance of the promissory note.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from the results of its operations, working capital and existing credit facilities.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

     Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at this date include Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which was subsequently amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133". SFAS 133, as amended by SFAS 137, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. Based upon current data the adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial statements.

January 2000 Update

     Through the first month of the year 2000, the Company's operations around the world are fully functioning and have not experienced any significant issues associated with the Year 2000 problem (as described below). The Company has not experienced any significant Year 2000-related issues worldwide that would affect its ability to manufacture, ship, sell or service its products. The Company will continue to monitor its operations.

     The Company's total cost of its Year 2000 activities through 1999 were approximately $2,800,000 which includes approximately
$2,300,000 of capitalized fixed assets.

Year 2000 Readiness Overview

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in product and/or system failures or other computer errors causing disruption of the Company's operations.

     The Company's Year 2000 initiatives focused on the following areas of risk: a) the failure or disruption of systems used by the Company to run its business operations and facilities, b) the failure or disruption of systems used by the Company's suppliers and vendors, c) warranty or other claims by customers due to failure or malfunctioning of the Company's products.

        The Company established a steering committee including senior executives to address Year 2000 issues which report periodically to the Board of Directors. The Company's plan to address Year 2000 issues resulted in the formation of three main teams: (a) internal systems team, (b) external vendors/suppliers team, and (c) product readiness team.

        The Company assessed the extent to which the Company's interface systems and sources of supply were vulnerable to third party hardware and software suppliers' failure to remediate their Year 2000 issues.

     The Company determined that it would not have to modify or replace significant portions of its product offerings so that such products would function properly with respect to dates in the Year 2000.


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

     The Company enters into forward foreign exchange contracts and foreign currency loans principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During 1999, the principal transactions hedged were short-term intercompany purchases. The periods of the forward foreign exchange contracts and foreign currency loans correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and foreign currency loans and the offsetting losses and gains on hedged transactions are reflected in the Company's statement of earnings.

     A large percentage of the Company's sales are transacted in local currencies. As a result, the Company's international operating results are subject to foreign exchange rate fluctuations. A 5.0 percent strengthening or weakening of the U.S. dollar against every applicable currency could have had a $22.5 million impact on the revenues of the Company. The Company does not use foreign exchange contracts to hedge expected revenues.

     However, the Company sources a portion of its raw materials in local currencies. A 5.0 percent strengthening or weakening of the U.S. dollar against every applicable local content currency would act as a partial offset to the impact on revenues.

     The Company, which manufactures nearly all of its products in the United States, generally invoices its international subsidiaries in their local currency for finished and semi-finished goods. As a result, the Company's annual U.S. dollar cash flow is subject to foreign exchange rate fluctuations.
A 5.0 percent strengthening or weakening of the U.S. dollar against every applicable currency could have had a $10.4 million impact on the value of the realized cash remittances from its subsidiaries. The Company routinely uses foreign exchange contracts to hedge cash flows that are either firm commitments or those which may be forecasted to occur.

     In an effort to offset potential year end Y2K liquidity problems, the Company borrowed $20 million equivalent in Japanese yen to fund yen denominated firm purchase commitments or those that were expected to occur. Substantially all of the remaining Company debt is U.S. dollar denominated. At year-end, about 71.0 percent of this indebtedness to third parties was floating rate-based. Although the Company has exposure to rising and falling rates, a 1.0 percent rise in rates on the year-end floating rate-based borrowings would have had a $774,000 adverse impact on pre-tax earnings. During 1999, the Company did not use interest rate derivatives to protect its exposure to interest rate market movements.

Item 8.  Financial Statements and Supplementary Data

         The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

Document                                                    Page

1.  Financial Statements and Accountants' Report:

           Independent Auditors' Report                      F-1

           Consolidated Financial Statements:

           Balance Sheets as of December 31, 1999 and 1998   F-2

           Statements of Earnings for the Years Ended
           December 31, 1999, 1998 and 1997                  F-3

           Statements of Stockholders' Equity for the        F-4
           Years Ended December 31, 1999, 1998 and 1997

           Statements of Cash Flows for the Years Ended      F-5
           December 31, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements        F-6
                                                         through
                                                            F-28

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

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31,
1999 and 1998

          Consolidated Statements of Earnings for the Years
Ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Stockholders' Equity
for the Years Ended December 31, 1999, 1998 and
1997

          Consolidated Statements of Cash Flows for the
Years Ended December 31, 1999, 1998 and 1997

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

3.     Exhibits

Exhibit

3.1    Certificate of Incorporation of Symbol
Technologies, Inc. as amended.

3.3    By-laws of the Company as currently in
effect.  (Incorporated by reference to
Exhibit 3.3 to the Company's Annual Report on
Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").)

4.1    Form of Certificate for Shares of the Common
Stock of the Company.  (Incorporated by
reference to Exhibit 4.1 to the 1998 Form 10-K.)

10.1 Form of 2008 Stock Purchase Warrant issued to certain directors. (Incorporated by reference to Exhibit 10.1 to the Company's
       Annual Report on Form 10K for the year ended
       December 31,1997.)

10.2   1994 Directors' Stock Option Plan.
(Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-78678 on Form
S-8.)

10.3   1997 Employee Stock Purchase Plan.
(Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-26593 on Form
S-8.)

10.4   1997 Employee Stock Option Plan.
       (Incorporated by reference to Exhibit 16.5 to the 1998 Form 10-K.)

10.5   1991 Employee Stock Option Plan
(Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

10.6 1990 Non-Executive Stock Option Plan, as amended. (Incorporated by reference to
Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").)

10.7   Employment Agreement by and between the
Company and Jerome Swartz, dated as of June
30, 1995. (Incorporated by reference to Exhibit 10.4 to the 1995 Form 10-K.)

10.8   Employment Agreement by and between the
Company and Tomo Razmilovic, dated as of October 16, 1995. (Incorporated by reference to Exhibit 10.5 of the 1995 Form 10-K.)

10.9   Employment Agreement by and between the
Company and Leonard H. Goldner, dated as of November 1, 1995. (Incorporated by reference to Exhibit 10.7 of the 1995 Form 10-K.)

10.10  Employment Agreement by and between the
Company and Raymond Martino, dated as of February 15,2000.

10.11  Executive Retirement Plan, as amended.
(Incorporated by reference to Exhibit 10.14 to 1989 Form 10-K.)

10.12 Symbol Technologies, Inc. Stock Ownership and Option Retention Program.(Incorporated by reference to Exhibit 10.13 of the 1995 Form
10-K.)

10.13  Summary of Symbol Technologies, Inc.
Executive Bonus Plan.

10.14  Form of Note Agreements dated as of February
15, 1993 relating to the Company's 7.76
percent Series A and Series B Senior Notes due February 15, 2003 (Incorporated by reference to Exhibit 10.14 to the Company's
Annual Report on Form 10-K for the year ended
December 31, 1992.)

10.15  Credit Agreement dated as of December 21,
1998 among Symbol Technologies, Inc., the lending institutions identified in the credit agreement and Bank of America National Trust and Savings Association as agent and as letter of credit issuing bank. (Incorporated by reference to Exhibit 10.19 to the 1998
Form 10-K.)

10.16  Amendment dated September 30, 1999 to Credit
Agreement among Symbol Technologies, Inc., the lending institutions identified in the credit agreement and Bank of America National
Trust and Savings Association as agent and as letter of credit issuing bank.

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



Dated:  February 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                    Date


/s/Jerome Swartz        Chairman of the         February 29, 2000
Jerome Swartz           Board and Director
                        (Principal Executive
                         Officer)

/s/Tomo Razmilovic      Director                February 29, 2000
Tomo Razmilovic

/s/Raymond R. Martino   Director                February 29, 2000
Raymond R. Martino

/s/Harvey P. Mallement  Director                February 29, 2000
Harvey P. Mallement

/s/Saul P. Steinberg    Director                February 29, 2000
Saul P. Steinberg

/s/Lowell C. Freiberg   Director                February 29, 2000
Lowell C. Freiberg

/s/George Bugliarello   Director                February 29, 2000
George Bugliarello

/s/Charles B. Wang      Director                February 29, 2000
Charles B. Wang

/s/Leo A. Guthart       Director                February 29, 2000
Leo A. Guthart

/s/Kenneth V. Jaeggi    Senior Vice President   February 29, 2000
Kenneth V. Jaeggi       Finance (Chief
                        Financial Officer)

/s/Brian T. Burke       Senior Vice President   February 29, 2000
Brian T. Burke          and Controller (Chief
                        Accounting Officer)

                    SYMBOL TECHNOLOGIES, INC.

                         AND SUBSIDIARIES

                             ------

                CONSOLIDATED FINANCIAL STATEMENTS

         COMPRISING ITEM 8 AND SCHEDULE II LISTED IN THE

        INDEX AT ITEM 14(a)2 OF ANNUAL REPORT ON FORM 10-K

          TO SECURITIES AND EXCHANGE COMMISSION FOR THE

           YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997











            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                             I N D E X

                                                             PAGE

Independent auditors' report                                 F-1

Consolidated financial statements:

     Balance sheets                                          F-2

     Statements of earnings                                  F-3

     Statements of stockholders' equity                      F-4

     Statements of cash flows                                F-5

     Notes to consolidated financial
      statements (1-16)                          F-6 through F-28

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




INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Symbol Technologies, Inc.
Holtsville, New York

We have audited the accompanying consolidated balance sheets of Symbol Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symbol Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

New York, New York
February 11, 2000

                                F-1

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (All amounts in thousands, except stock par value)
                                                   December 31,  December 31,
      ASSETS                                           1999         1998____
CURRENT ASSETS:
  Cash, including temporary investments of
   $4,797 and $3,018 respectively                 $   30,128     $ 16,284
  Accounts receivable, less allowance for doubtful
   accounts of $11,924 and $10,031, respectively     252,140      205,416
  Inventories                                        216,709      196,986
  Deferred income taxes                               44,794       34,428
  Other current assets                                40,430       26,490

      TOTAL CURRENT ASSETS                           584,201      479,604

PROPERTY, PLANT AND EQUIPMENT, net                   206,116      174,867
INTANGIBLE ASSETS, net                               130,566      115,954
SOFTWARE DEVELOPMENT COSTS, net                       64,883       43,571
OTHER ASSETS                                          62,178       24,403

                                                  $1,047,944     $838,399
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses           $  188,178     $149,938
  Current portion of long-term debt                   10,046       10,594
  Income taxes payable                                15,559        9,858
  Deferred revenue                                    18,805       13,897

          TOTAL CURRENT LIABILITIES                  232,588      184,287

LONG-TERM DEBT, less current maturities               99,623       64,596

DEFERRED REVENUE                                      12,833       10,683

OTHER LIABILITIES                                     62,440       47,905


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
   10,000 shares, none issued or outstanding               -            -
  Common stock, par value $0.01; authorized
   300,000 shares; issued 101,788 shares and
   66,439 shares, respectively                         1,018          664
  Additional paid-in capital                         362,849      315,884
  Other comprehensive income                          (2,352)      (5,797)
  Retained earnings                                  479,806      365,950
                                                     841,321      676,701
Less:
  Treasury stock at cost, 13,116 shares and
   7,683 shares, respectively                       (200,861)    (145,773)
                                                     640,460      530,928

                                                  $1,047,944     $838,399

           See notes to consolidated financial statements

                                   F-2

               SYMBOL TECHNOLOGIES, INC, AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
          (All amounts in thousands, except per share data)
                                     Year ended December 31,_______

                                  1999          1998         1997__
NET REVENUE                  $1,139,290      $977,901     $774,345
COST OF REVENUE                 636,084       547,328      421,796
AMORTIZATION OF SOFTWARE
  DEVELOPMENT COSTS              18,472        14,592       12,068

GROSS PROFIT                    484,734       415,981      340,481

OPERATING EXPENSES:
  Engineering                    81,944        71,090       56,961
  Selling, general and
   administrative               220,753       194,775      165,647
  Amortization of excess of
   cost over fair value of
   net assets acquired            5,092         4,812        4,859
  Charges related to
   terminated acquisition             -         3,597            -

                                307,789       274,274      227,467

EARNINGS FROM OPERATIONS        176,945       141,707      113,014

OTHER (EXPENSE)/INCOME:
  Gain on sale of business            -           494            -
  Interest income                 2,315         2,373        2,225
  Interest expense               (8,136)       (5,823)      (5,501)

                                 (5,821)       (2,956)      (3,276)

EARNINGS BEFORE INCOME TAXES    171,124       138,751      109,738

PROVISION FOR INCOME TAXES       54,760        45,787       39,506

NET EARNINGS                 $  116,364      $ 92,964     $ 70,232

EARNINGS PER SHARE:
  Basic                           $1.32         $1.05        $0.79
  Diluted                         $1.23         $0.99        $0.77

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
  Basic                          88,325        88,194       88,557
  Diluted                        94,381        93,654       91,854

                                                               ______

PRO FORMA EARNINGS PER SHARE: (1)
  Basic                           $0.88         $0.70        $0.53
  Diluted                         $0.82         $0.66        $0.51

PRO FORMA WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING:
  Basic                         132,488       132,291      132,836
  Diluted                       141,572       140,481      137,781

(1) Represents the pro forma impact of a three for two split of the Company's common stock approved by the Board of Directors on February 14, 2000 to be effected as a 50 percent stock dividend on April 5, 2000.

            See notes to consolidated financial statements

                                 F-3

                                       SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (All amounts in thousands, except stock par value)
                              Common Stock
                             $0.01 Par Value                                             Accumulated
                                            Additional                                      Other         Total
                              Shares         Paid-in  Retained   Treasury  Comprehensive Comprehensive  Stockholders'
                              Issued Amount  Capital  Earnings    Stock       Income        Income        Equity____
BALANCE, JANUARY 1, 1997      28,195   $282 $258,792  $206,331   ($60,079)                ($5,650)      $399,676
 Comprehensive income:
  Net earnings                     -      -        -    70,232         -      70,232            -         70,232
  Translation adjustments          -      -        -         -         -      (2,142)      (2,142)        (2,142)
 Total comprehensive income                                                   68,090            -
 Exercise of stock options     1,218     12   24,062         -         -                        -         24,074
 Exercise of warrants              9      -       69         -         -                        -             69
 Proceeds from sale of common
  equity put options               -      -      285         -         -                        -            285
 Reclassification of common
  equity put options obligation    -      -    6,367         -         -                        -          6,367
 Purchase of treasury shares       -      -        -         -   (43,232)                       -        (43,232)
 Stock split                  14,097    141     (141)        -         -                        -
 Dividends paid                    -      -        -    (1,587)        -                        -         (1,587)

BALANCE, DECEMBER 31, 1997    43,519    435  289,434   274,976  (103,311)                  (7,792)       453,742
 Comprehensive income:
  Net earnings                     -      -        -    92,964         -      92,964            -         92,964
  Translation adjustments          -      -        -                           1,995        1,995          1,995
 Total comprehensive income                                                   94,959
 Exercise of stock options     1,118     11   21,533         -         -                        -         21,544
 Exercise of warrants             43      -      461         -         -                        -            461
 Reclassification of common
  equity put options obligation    -      -    4,674         -         -                        -          4,674
 Purchase of treasury shares       -      -        -         -   (42,462)                       -        (42,462)
 Stock split                  21,759    218     (218)                  -                        -              -
 Dividends paid                    -      -        -    (1,990)        -                        -         (1,990)

BALANCE, DECEMBER 31, 1998    66,439    664   315,884  365,950  (145,773)                  (5,797)       530,928
 Comprehensive income:
  Net earnings                     -      -         -  116,364         -     116,364            -        116,364
  Translation adjustments          -      -         -        -         -      (3,704)      (3,704)        (3,704)
  Unrealized gains on
    marketable securities          -      -         -        -         -       7,149        7,149          7,149
 Total comprehensive income                                                  119,809
 Exercise of stock options     2,089     21    46,880        -         -                        -         46,901
 Exercise of warrants             51      1       417        -        84                        -            502
 Purchase of treasury shares       -      -         -        -   (55,172)                       -        (55,172)
 Stock split                  33,209    332      (332)       -         -                        -              -
 Dividends paid                    -      -         -   (2,508)        -                        -         (2,508)

BALANCE, DECEMBER 31, 1999   101,788 $1,018  $362,849 $479,806 ($200,861)                  ($2,352)     $640,460

                     See notes to consolidated financial statements
                                                           F-4

                       SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (All amounts in thousands)
                                                     Year ended December 31,____
                                                  1999        1998        1997__
Cash flows from operating activities:
 Net earnings                                   $116,364    $ 92,964   $ 70,232
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
 Depreciation and amortization of
  property, plant and equipment                   38,863      32,797     25,738
 Other amortization                               27,321      22,359     19,539
 Provision for losses on accounts
  receivable                                       3,288       2,921      2,253
 Gain from sale of business                            -        (494)         -
 Deferred income taxes                            (3,627)      5,417      6,243
 Changes in assets and liabilities net of
  effect of acquisitions and divestitures:
  Accounts receivable                            (50,541)    (43,006)   (12,455)
  Inventories                                    (19,481)    (64,948)     9,594
  Other current assets                           (13,925)     (2,446)   (11,583)
  Accounts payable and accrued expenses           36,244      22,021     15,113
  Income taxes payable                             5,650       7,217      4,380
  Other liabilities and deferred revenue          14,854      13,152     (4,805)

Net cash provided by
 operating activities                            155,010      87,954    124,249

Cash flows from investing activities:
  Note receivable                                      -           -      2,500
  Purchases for property, plant
   and equipment                                 (70,041)    (89,334)   (42,679)
  Investments in intangible and
    other assets                                 (77,238)    (44,455)   (16,077)
  Proceeds from sale of business, net                  -      11,911          -
  Acquisition of subsidiaries                    (15,066)    (13,686)   ( 8,026)
  Purchase of available for sale securities       (1,000)          -          -

Net cash used in investing activities           (163,345)   (135,564)   (64,282)

Cash flows from financing activities:
  Net proceeds from issuance and repayments
   of notes payable and long-term debt            34,479      24,505    (10,240)
  Exercise of stock options and warrants          47,319      22,005     24,143
  Proceeds from common equity put options              -           -        285
  Dividends paid                                  (2,508)     (1,990)    (1,587)
  Purchase of treasury shares                    (55,088)    (42,462)   (43,232)

Net cash provided by/(used in)
 financing activities                             24,202       2,058    (30,631)

Effects of exchange rate changes on cash          (2,023)      1,866     (3,656)
Net increase/(decrease) in cash and
 temporary investments                            13,844     (43,686)    25,680

Cash and temporary investments,
 beginning of year                                16,284      59,970     34,290

Cash and temporary investments, end
 of year                                        $ 30,128    $ 16,284   $ 59,970

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                      $  4,905    $  3,496   $  4,613
  Income taxes                                  $ 14,714    $ 21,281   $ 15,423

                     See notes to consolidated financial statements

                                 F-5

            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Principles of Consolidation

The consolidated financial statements include the accounts of Symbol Technologies, Inc. and its subsidiaries (the "Company" or
"Symbol"), substantially all of which are wholly-owned.
Significant intercompany transactions and balances have been eliminated in consolidation.

b.   Temporary Investments

Temporary investments include highly liquid investments with original maturities of three months or less and consist primarily of money market funds and time deposits at December 31, 1999 and 1998. Temporary investments are stated at cost, which approximates market value. These investments are not subject to significant market risk.

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

The Company capitalized interest costs of $350,000 for the year ended December 31, 1998. No interest was capitalized for the years ended December 31, 1999 or 1997.

e.   Intangible Assets

The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over periods ranging from 7 to 40 years.
                               F-6


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

g.   Marketable Securities

All marketable securities are classified as available-for-sale under FASB Statement No. 115, with unrealized gains, net of tax, shown as other comprehensive income within stockholders' equity. As of December 31, 1999 the fair value of available-for-sale securities held by the Company was $17,763,000 which is included in other long-term assets. The Company did not hold any marketable securities as of December 31, 1998 and 1997 respectively.

h.   Long-Lived Assets

The Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and software development costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value and had no effect on the Company's consolidated financial statements for the years ended December 31, 1999, 1998 and 1997.

i.   Research and Development Expenses

The Company expenses all research and development costs as incurred. The Company incurred research and development expenses of approximately $38,426,000, $31,030,000 and $29,991,000, for the
years ended December 31, 1999, 1998 and 1997, respectively, which are classified in engineering expenses.

j.   Revenue Recognition

Revenue from sales of the Company's products is recognized upon shipment. In conjunction with these sales, field service maintenance agreements are sold for certain products. When such revenue is recorded prior to providing repair and maintenance service, it is deferred and recognized over the term of the related agreements.

k.   Income Taxes

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

The cumulative amount of undistributed earnings of foreign subsidiaries at December 31, 1999, approximates $39,294,000. The Company does not provide deferred taxes on undistributed earnings of foreign subsidiaries since the Company anticipates no significant incremental U.S. income taxes on the repatriation of these earnings as tax rates in foreign jurisdictions generally approximate or exceed the U.S. Federal rate.

l.   Earnings Per Share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

During the years December 31, 1999, 1998, and 1997, respectively the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend. In these financial statements, all earnings per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect each of the respective stock splits. In addition, the number of common shares issued has been adjusted to reflect the stock split and an amount equal to the par value of the additional shares issued has been transferred from additional paid in capital to common stock.

m.   Foreign Currency Translation and Transactions

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

As of December 31, 1999, the Company had $9,049,000 forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts. These contracts are denominated in Japanese yen and have been marked to market as of December 31, 1999 with the resultant gains and losses included in net earnings.

n.   Pervasiveness of Estimates

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

2.   ACQUISITIONS AND DIVESTITURES

During the past three years the Company has established wholly owned subsidiaries through the acquisition of various of its International distributors and developers of various of the Company's products. These acquisitions have been accounted for as purchases and, accordingly, the related acquisition costs have been allocated to net assets acquired based upon fair values.
The excess of cost over net assets acquired related to these acquisitions is being amortized over periods not exceeding twenty years. The following table summarizes the terms of these acquisitions:

                        Initial          Excess of
                        Purchase       Cost over net
Year Ended               Price         assets acquired
   1999               $11,392,000      $11,795,000
   1998               $ 6,100,000      $ 3,650,000
   1997               $ 7,700,000      $ 2,320,000

Additional acquisition payments are contingent upon the attainment of certain annual net revenue levels as defined in the respective agreements during periods not exceeding five years from the date of acquisition. The Company made additional acquisition payments of $1,844,000 and $1,478,000, respectively during the years ended December 31, 1999 and 1998 related to these acquisitions which have been recorded as excess of cost over net assets acquired.

Result of operations of these subsidiaries have been included in consolidated operations as of their respective effective acquisition dates. Pro forma results of operations, assuming these acquisitions had been completed at the beginning of 1999, 1998 and 1997, would not differ materially from the reported results.

During 1998 the Company incurred various pre-tax costs associated with a publicly announced attempt to acquire another company. In the fourth quarter of 1998 the Company formally terminated its efforts to complete this acquisition. These one time pre-tax costs of $3,597,000 include legal, accounting, investment banking and public relations fees which have been separately classified in the Company's statement of earnings for the year ended December 31, 1998.

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

3.   INVENTORIES
                                    December 31,    December 31,
                                        1999            1998___
                                           (in thousands)
Raw materials                        $102,637          $ 77,435
Work-in-process                        15,120            30,306
Finished goods                         98,952            89,245
                                     $216,709          $196,986

4.   PROPERTY, PLANT AND EQUIPMENT
                                    December 31,    December 31,
                                        1999            1998___
                                           (in thousands)
Land                                 $ 10,680         $  8,788
Buildings and improvements             51,892           33,392
Machinery and equipment               106,246           83,078
Furniture, fixtures and office
 equipment                             39,472           34,749
Computer hardware and software        101,559           74,604
Leasehold improvements                 13,197           11,071
Construction in progress                    -           13,617
                                      323,046          259,299
Less: Accumulated depreciation and
 amortization                         116,930           84,432

                                     $206,116         $174,867


During the fourth quarter of 1999 the Company entered into a construction commitment to expand capacity by constructing a 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. The project cost, including land and building, is estimated at approximately $10,000,000 and is anticipated to be completed in the third quarter of 2000.

In the first quarter of 1999 the Company substantially completed construction related to expansion of its existing Worldwide Headquarters facility, located in Holtsville, New York. The Company continues to make capital investments in major systems and networks conversions but does not have any other material commitments for capital expenditures.

5.   INTANGIBLE ASSETS
                                    December 31,     December 31,
                                        1999             1998____
                                           (in thousands)
Excess of cost over fair value
 of net assets acquired               $140,978        $126,375
Patents, trademarks, purchased
 technologies and non-compete
 covenants                              41,336          32,811
Executive retirement plan
 unrecognized prior service
 costs                                     630             722
                                       182,944         159,908

Less: Accumulated amortization          52,378          43,954

                                      $130,566        $115,954

6.   SOFTWARE DEVELOPMENT COSTS
                                   Year Ended December 31,____
                                1999         1998        1997_
                                        (in thousands)
Beginning of year             $43,571      $26,649     $23,974
Amounts capitalized            39,783       31,514      14,743
                               83,354       58,163      38,717
Less: Amortization             18,471       14,592      12,068
End of year                   $64,883      $43,571     $26,649





                               F-12

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                    December 31,    December 31,
                                        1999            1998____
                                         (in thousands)
Accounts payable                      $104,127       $ 65,025
Accrued payroll, bonuses, fringe
 benefits and payroll taxes             46,887         34,598
Other accrued expenses                  37,164         50,315
                                      $188,178       $149,938

8.   LONG-TERM DEBT
                                     December 31,    December 31,
                                        1999            1998_____
                                         (in thousands)
Revolving Credit Facility (a)         $ 57,000        $35,000
Senior Notes (b)                        25,397         31,746
Promissory Note (c)                     20,372              -
Industrial Development Bonds (d)             -          2,369
Assumed Revenue Bond Financing (e)         968          2,824
State Loan (f)                           3,000          3,000
Other                                    2,932            251
                                       109,669         75,190

Less: Current maturities                10,046         10,594
                                      $ 99,623        $64,596

(a) In September 1999 the Company expanded the size of its unsecured revolving credit facility with a syndicate of U.S. and International banks from $200 million to $350 million.
As of December 31, 1999 the Company had outstanding borrowings of $57,000,000 under this facility. These borrowings bear interest at either LIBOR plus 75 basis points or the base rate of the syndication agent bank, which approximated 6.7 percent at December 31, 1999. Since the proceeds under the Credit Agreement are committed until 2004, the Company has classified these borrowings as long-term obligations. As of December 31, 1998 the Company had outstanding borrowings of $35,000,000 under this facility. The Company also had $60,000,000 in uncommitted U.S. dollar and foreign currency lines of credit with several global banks that continue until such time as either party wishes to terminate the agreement. At December 31, 1999, the Company had no borrowings outstanding under this facility.



                               F-13

(b) In March 1993 the Company issued $25,000,000 of its 7.76 percent Series A Senior Notes due February 15, 2003, and $25,000,000 of its 7.76 percent Series B Senior Notes due February 15, 2003, to two insurance companies. The Series A Senior Notes are being repaid in equal annual installments of $2,778,000 which began in February 1995. The Series B Senior Notes are being repaid in equal annual installments of $3,571,000 which began February 1997. Interest is payable quarterly for these Notes. The financing agreements contain certain covenants regarding the maintenance of a minimum level of tangible net worth, as well as certain financial ratios, as defined, and certain restrictions including limitations on indebtedness.

(c) In November 1999 the Company entered into an agreement with a commercial bank in the form of a note payable to borrow 2.1 billion Japanese yen bearing interest at LIBOR plus 1.0 percent maturing on November 1, 2000. The agreement allows for an extension of the maturity date subject to certain conditions. Should the Company not extend the maturity date, it intends to liquidate the note by borrowing additional funds under the revolving credit facility, accordingly, the Company has classified this borrowing as a long-term obligation.

(d) Borrowings under the Industrial Development Bond financing accrued interest at the rate of 8.95 percent, payable quarterly, and the final installment was paid in October
1999. The Company's owned facilities located in Bohemia, New York, were pledged as collateral for this debt. The financing agreements contained certain covenants regarding the maintenance of a minimum level of tangible net worth and working capital, as well as certain financial ratios, as defined, and limitations on investments, dividends and indebtedness.

(e) In June 1995 the Company assumed a $7,282,000 New York Industrial Development bond which is collateralized by its facilities located in Holtsville, New York. The bond bears interest at 12.3 percent and principal and interest are being repaid in ten equal semi-annual installments of $997,000 which began in October 1995. Based upon borrowing rates of
6.7 percent available to the Company at the time the transaction occurred, a bond premium of $1,274,000 has been recorded in long-term debt and is being amortized over the life of the bond.






                               F-14

(f) In 1994, the Company received a $3,000,000 loan from an agency of New York State. The loan bears interest at 1.0 percent, payable monthly, and the principal is to be repaid in two installments in 2001. The interest rate is subject to a covenant requiring a minimum level of full-time permanent employees.

Based on the borrowing rates currently available to the Company for bank loans with similar terms, the fair values of borrowings under the Credit Agreement, Senior Notes, Promissory note, and Industrial Development Bonds approximate their carrying values. The fair value of the State Loan as of December 31, 1999, is approximately $2,705,000.

Long-term debt maturities are:

        Year ending December 31,                 (in thousands)
                 2000                                10,046
                 2001                                 9,377
                 2002                                 6,377
                 2003                                 6,377
                 2004                                77,401
              Thereafter                                 91

                                                   $109,669

9.   INCOME TAXES
The provision for income taxes consists of:

                                Year Ended December 31,_______
                           1999          1998           1997__
                                    (in thousands)
Current:
  Federal               $42,875        $28,757       $23,371
  State and local         7,545          5,434         4,300
  Foreign                 7,967          6,179         5,592
                         58,387         40,370        33,263

Deferred:
  Federal                (1,392)         5,483         5,531
  State and local          (395)          (396)          880
  Foreign                (1,840)           330          (168)
                         (3,627)         5,417         6,243
  Total Provision
   for Income Taxes     $54,760        $45,787       $39,506







                               F-15

A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate is:

                                  Year Ended December 31,______
                             1999          1998          1997__
Statutory U.S. Federal
 rate                        35.0%         35.0%         35.0%
State taxes, net of
 Federal tax effect           2.7           2.4           3.1
Tax credits                  (6.8)         (3.0)         (0.6)
Amortization of excess of
 cost over fair value of
 net assets acquired          0.6           0.7           1.0
Exempt income of foreign
 sales corporation           (3.9)         (3.5)         (3.0)
Income of foreign
 subsidiaries taxed at
 (lower)higher tax rates      0.9           0.5          (0.1)
Other, net                    3.5           0.9           0.6

                             32.0%         33.0%         36.0%

At December 31, 1999, 1998 and 1997, other liabilities include deferred income taxes of $37,059,000, $28,088,000 and $11,749,000 respectively. The deferred tax assets and liabilities at December 31, 1999, 1998 and 1997, respectively, are comprised of:

                                    Year Ended December 31,
                              1999         1998          1997____
                          Deferred Tax Deferred Tax  Deferred Tax
                            Assets/       Assets/       Assets/
                         (Liabilities) (Liabilities) (Liabilities)
                                      (in thousands)
Receivables                  ($2,700)      ($6,192)     ($5,470)
Inventory                     19,751        13,777       10,988
Net investment in
 sales-type leases            (6,471)       (4,240)      (3,148)
Accrued compensation
 and associate benefits        5,296         5,692        4,944
Other accrued liabilities      8,803        14,196        6,403
Accrued restructuring
 and severance costs             214           397        1,006
Deferred revenue - current     5,755         2,139        2,855
Deferred revenue - long term  14,835         4,209          950
Deferred patent and product
 development costs           (33,618)      (23,669)     (15,708)
Purchased technology &
 other intangibles             3,932         3,938        5,175
Property, plant and
 equipment                   (18,254)      (13,184)      (5,255)
Investments                   (4,614)          158          158
Cumulative translation
 adjustments                   6,131         3,750        5,104
Tax credit carryforwards       3,651         2,883        2,185
Other, net                     5,024         3,182        3,561
                               7,735         7,036       13,748
Less: Valuation allowance          -           696          589

Net Deferred Tax Asset        $7,735       $ 6,340      $13,159

The valuation allowance decreased by $696,000 during 1999, increased by $107,000 during 1998 and decreased by $12,000 during 1997. The valuation allowance at December 31, 1998 and December 31, 1997 related to state investment tax credit carryforwards which were likely to be recaptured. No valuation allowance is necessary at December 31, 1999 because the state investment tax credit carryforwards are not likely to be recaptured, and because of the Company's history of profitability and anticipated future profitability.

10.  COMMITMENTS AND CONTINGENCIES

a.   Lease Agreements

Future minimum annual rental payments required under non-cancelable operating leases are:

      Year ending December 31,          (in thousands)

                  2000                      10,865
                  2001                       9,505
                  2002                       7,902
                  2003                       6,669
                  2004                       6,393
               Thereafter                   33,002
                                           $74,336

Rent expense under substantially all operating leases was $11,143,000, $9,938,000 and $7,446,000, for the years ended
December 31, 1999, 1998 and 1997, respectively.

b.   Employment Contracts

The Company has executed employment contracts with certain senior executives that vary in length, for which the Company has a minimum commitment aggregating approximately $3,369,000 at December 31, 1999.

c.   Legal Matters

The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

On February 8, 2000, the United States District Court in Rochester, New York issued a decision in the suit between PSC and the Company commenced in 1996. PSC sought to have the Court declare that two license agreements between PSC and the Company were terminated and that PSC was only obligated to pay royalties to the Company on sales of its hand-held laser scanners in accordance with the much lower rates contained in an agreement which PSC had acquired from Spectra-Physics in 1996.

The Court held that PSC's two license agreements with the Company have not been terminated and that PSC was obligated to pay the Company the higher royalty rates under these agreements rather than the much lower rates contained in the Spectra Agreements.

     This decision results in an immediate obligation by PSC to pay the Company back royalties from October 23, 1998 in the estimated amount of approximately $7 million. In addition, pursuant to the ruling, PSC is also obligated to pay additional estimated royalties of approximately $5 million per year on a going forward basis. The Court also held that the Company had purged the patent misuse, which the Court had earlier found.

     On July 21, 1999, the Company and six other leading members of the Automatic Identification and Data Capture industry jointly initiated a litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit, which is entitled Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships, was commenced in the U.S. District Court, District of Nevada in Reno, Nevada.

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

11.  STOCKHOLDERS' EQUITY

a.   Stock Option Plans

There are a total of 21,545,143 shares of Common Stock reserved for issuance under the Company's stock option plans at December 31, 1999. Stock options granted to date generally vest over a four to five year period, expire after ten years and have exercise prices equal to the market value of the Company's common stock at the date of grant.

A summary of changes in the stock option plans is:
                                  Shares Under Option_____________
                                         Number of     Weighted Avg.
                         Option Price      Shares        Exercise
                          per Share     (in thousands)     Price____
Shares under option
 at January 1, 1997                       12,839        $ 7.56

    Granted            $14.31 to $18.39    5,052        $15.24
    Exercised          $ 1.63 to $11.67   (2,740)       $ 4.17
    Cancelled          $ 2.67 to $15.56     (567)       $10.52

Shares under option
 at December 31, 1997  $ 2.68 to $18.39   14,584        $10.74

    Granted            $16.58 to $35.83    3,431        $20.64
    Exercised          $ 3.26 to $14.07   (1,678)       $ 6.51
    Cancelled          $ 3.56 to $33.00     (372)       $14.79

Shares under option
 at December 31, 1998  $ 2.68 to $35.83   15,965        $13.22

    Granted            $31.56 to $56.75    3,089        $38.96
    Exercised          $ 3.26 to $18.39   (2,089)       $ 9.58
    Cancelled          $ 5.52 to $38.67     (217)       $20.38

Shares under option
 at December 31, 1999  $ 2.68 to $56.75   16,748        $18.33

Shares exercisable
 at December 31, 1999  $ 2.68 to $18.39    7,644        $11.11

The following table summarizes information concerning currently outstanding and exercisable options:
                                       Weighted                Weighted
  Range of        Number     Remaining Average     Number      Average
  Exercise      Outstanding    Life    Exercise  Exercisable   Exercise
   Prices     (in thousands)  (years)   Price   (in thousands)  Price__
$ 2.68 - $ 3.99      940        2.9     $ 3.68       940        $ 3.68
$ 4.00 - $ 6.00      534        3.0     $ 5.39       534        $ 5.39
$ 6.01 - $ 9.00    1,451        4.8     $ 7.92     1,296        $ 7.92
$ 9.01 - $13.50    3,073        6.2     $11.61     2,077        $11.49
$13.51 - $20.25    6,904        7.4     $16.00     2,797        $15.90
$20.26 - $30.37      119        8.3     $24.79         -             -
$30.38 - $45.56    3,536        9.0     $36.52         -             -
$53.75 - $56.75      191        9.9     $56.75         -             -
                  16,748                           7,644

At December 31, 1999, an aggregate of 4,797,000 shares remain available for grant under the stock option plans. The tax benefits arising from stock option exercises during the years ended December 31, 1999, 1998 and 1997, in the amount of $27,327,000, $13,144,000, and $13,057,000, respectively, were recorded in stockholders' equity as additional paid-in capital.

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

                                 Year Ended December 31,____
                              1999        1998        1997__
                                     (in thousands)
Net Income:
     As Reported           $116,364     $92,964     $70,232
     Pro Forma             $103,996     $85,529     $65,557

Basic Earnings Per Share:
     As Reported              $1.32       $1.05       $0.79
     Pro Forma                $1.18       $0.97       $0.74

Diluted Earnings Per Share:
     As Reported              $1.23       $0.99       $0.77
     Pro Forma                $1.10       $0.91       $0.71

The weighted average fair value of options granted during 1999, 1998 and 1997 was $13.73, $6.85 and $5.13 per option, respectively. In determining the fair value of options and outside directors' options and stock purchase warrants granted in 1999, 1998 and 1997 for pro forma purposes the Company used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 5.5 percent, 5.0 percent and 5.5 percent; an expected option life of 4.0 years, 4.0 years and 4.5 years; an expected volatility of 35 percent, 33 percent and 29 percent; and dividend yield of 0.14 percent per year. As required by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro-forma calculation.

b.   Outside Directors' Options and Stock Purchase Warrants

All options and stock purchase warrants issued to outside directors vest over a two to four year period, expire after ten years and have exercise prices equal to the market value of the Company's common stock at the date of grant. The following table indicates the number of common shares issuable upon exercise and the exercise price per share of all outstanding outside Directors' options and stock purchase warrants as of December 31, 1999:

                Number of
                 Shares          Exercise            Shares
Exercisable     Issuable           Price            Vested at
    to        Upon Exercise      per Share       December 31,1999
   2004          59,000       $ 7.48 to $ 8.22       59,000
   2005          25,000            $ 9.96            25,000
   2006          34,000            $13.93            34,000
   2007          22,000            $14.67            22,000
   2008         124,000       $16.58 to $22.13       32,000
   2009         104,000       $35.54 to $56.75            -
                368,000                             172,000

The weighted average exercise price for the number of shares issuable upon exercise were $20.55, $13.39, and $8.63, respectively, for the years ended December 31, 1999, 1998, and 1997. The weighted average exercise price of shares vested were $12.06, $10.13, and $7.19, respectively, for the years ended December 31, 1999, 1998, and 1997. The weighted average fair value of outside directors options and stock purchase warrants granted during 1999, 1998 and 1997 was $12.63, $5.84, and $4.93, per share, respectively.

c.   Employee Stock Purchase Plan

During 1997, the Company adopted an employee stock purchase plan which was approved by the Company's stockholders at the annual meeting of shareholders. Participants may purchase shares of stock for an amount equal to 85% of the lesser of the closing price of a share of stock on the first trading day of the period or the last trading day of the period.

                               F-2


The Company's only expense for this plan is for its administration. The stock sold to plan participants shall be authorized but unissued common stock, treasury shares or shares purchased in the open market. The aggregate number of shares which may be issued pursuant to the plan is 843,750. As of December 31, 1999, 341,131 shares were issued to participants and subsequent to December 31, 1999, 84,128 shares were issued to participants by the Company all of which were purchased in the open market by the Company. The weighted average fair value of shares sold in 1999 was $11.74.

d.   Treasury Stock

Treasury stock is comprised of 4,505,000 shares of Common Stock purchased for a total cost of $72,299,000 from certain officers in connection with the exercise of stock options and 8,611,000 shares purchased in open market transactions for a total cost of $128,562,000 pursuant to the various stock repurchase programs authorized by the Board of Directors.

12.  ASSOCIATE BENEFIT PLANS

a.   Profit Sharing Retirement Plan

The Company maintains a 401(k) profit sharing retirement plan for all U.S. associates meeting certain service requirements. The Company contributes monthly, 50.0 percent of associates' contributions up to a maximum of 6.0 percent of annual compensation. Plan expense for the years ended December 31, 1999, 1998 and 1997 was $6,182,000, $5,339,000 and $4,591,000, respectively.

b.   Health Benefits

The Company pays substantially all costs incurred in connection with providing associate health benefits through programs administered by various insurance companies. Such costs amounted to $14,161,000, $12,935,000, and $10,275,000, for the years ended
December 31, 1999, 1998 and 1997, respectively.

c.   Executive Retirement Plan

The Company maintains an Executive Retirement Plan (the "Plan") in which certain highly compensated associates are eligible to participate. Participants are selected by a committee of the Board of Directors. Benefits vest after five years of service and are based on a percentage of average compensation for the three years immediately preceding termination of the participant's full-time employment. As of December 31, 1999, 12 officers were participants in the Plan. The Company's obligations under the Plan are not funded apart from the Company's general assets.

Change in benefit obligation:
                                        Year Ended December 31,__
                                         1999     1998     1997__
                                            (in thousands)
  Benefit obligation at beginning
   of year                              $9,817   $8,234   $6,852
  Service cost                           1,063      806      659
  Interest cost                            792      711      665
  Amortization of unrecognized prior
   service costs                            92      112      112
  Amendments                                 -        -        -
  Actuarial loss                           110        8        -
  Recognition of SERP Swap Benefit      (1,439)       -        -
  Benefits paid                            (54)     (54)     (54)
  Benefit obligation at end of year    $10,381   $9,817   $8,234

Funded status                          (13,730) (13,199)  (9,596)
Unrecognized actuarial loss              2,719    2,660      527
Unrecognized prior service cost            630      722      835
Net amount recognized                 ($10,381) ($9,817) ($8,234)

Amounts recognized in the balance
 sheet consist of:
  Accrued benefit liability            (10,381)  (9,817)  (8,234)
Net amount recognized                 ($10,381) ($9,817) ($8,234)

Components of net periodic benefit cost:
                                        Year Ended December 31,__
                                          1999          1998
                                            (in thousands)
Service cost                             $1,063        $806
Interest cost                               792         711
Amortization of unrecognized
  prior service cost                         92         112
Recognized net actuarial loss               110           8
Net periodic benefit cost                $2,057      $1,637

The Plan had $10,846,000, and $9,810,000 of vested benefit obligations at December 31, 1999, and 1998, respectively, which are included in other liabilities. The projected benefit obligation at December 31, 1999, 1998 and 1997 was determined using an assumed weighted average discount rate of 7.5 percent,
6.5 percent and 7.0 percent, respectively, and an assumed increase in the long-term rate of compensation of 5.0 percent.

The Company has also purchased an annuity contract for former executives who have been terminated. The annuity contract was valued at approximately $2,700,000 at December 31, 1999 and is included in other assets.

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

                                              For The Year Ended___________________________
                       December 31, 1999       December 31, 1998       December 31, 1997___
                              (in thousands, except per share amounts)
                                      Per                     Per                      Per
                     Income  Shares  Share   Income  Shares  Share   Income  Shares   Share
Basic EPS
Income available
 to common
 stockholders       $116,364 88,325  $1.32   $92,964 88,194  $1.05   $70,232 88,557  $0.79


Effect of Dilutive
 Securities
Options/Warrants          -   6,056 ($0.09)        -  5,460 ($0.06)        -  3,297 ($0.02)

Diluted EPS
Income available to
 common stockholders
 plus assumed
 exercises          $116,364 94,381  $1.23   $92,964 93,654  $0.99   $70,232 91,854  $0.77


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



Summarized financial information concerning the Company's reportable segments is shown in the following table. Sales are allocated to each of the reportable segments based upon the location of the use of the products and services. The "Corporate" column includes corporate related expenses (primarily various indirect manufacturing operations costs, engineering and general and administrative expenses) not allocated to reportable segments. This has the effect of increasing reportable operating profit for The Americas, EMEA and Asia Pacific. Indentifiable assets are those tangible and intangible assets used in operations in each geographic area. Corporate assets are principally temporary investments and the excess of cost over fair value of net assets acquired.




































                               The               Asia/
                              Americas   EMEA    Pacific  Corporate Consolidated
                                              (in thousands)
Year ended December 31, 1999:

Sales to unaffiliated
  customers                  $731,206   $343,507   $64,577   $    -    $1,139,290
Transfers between
  geographic areas            241,175          -        -    (241,175)          -

     Total net revenue       $972,381   $343,507   $64,577  ($241,175) $1,139,290

Interest income                $1,704       $568       $43          -      $2,315

Interest expense               $8,010       $126         -          -      $8,136

Depreciation and
  Amortization expense        $59,878     $5,993      $313          -     $66,184

Earnings before
 provision for income
 taxes                       $273,968    $93,198   $23,419  ($219,461)   $171,124

Income tax expense            $49,783     $2,822    $2,155         -      $54,760

Identifiable assets          $771,305   $143,717   $23,832   $109,090  $1,047,944

Year ended December 31, 1998:

Sales to unaffiliated
  customers                  $645,916   $284,084   $47,901   $      -    $977,901
Transfers between
  geographic areas            185,935          -         -   (185,935)          -

     Total net revenue       $831,851   $284,084   $47,901  ($185,935)   $977,901

Interest income                $1,118     $1,005      $250          -      $2,373

Interest expense               $5,188       $536       $99          -      $5,823

Depreciation and
  Amortization expense        $49,154     $5,732      $270          -     $55,156

Earnings before
 provision for income
 taxes                       $176,358    $73,540   $16,965  ($128,112)   $138,751

Income tax expense            $41,123     $3,741      $923          -     $45,787

Identifiable assets          $588,131   $135,251   $17,719    $97,298    $838,399

Year ended December 31, 1997:

Sales to unaffiliated
  customers                  $458,181   $276,126   $40,038   $      -    $774,345
Transfers between
  geographic areas            167,996          -         -   (167,996)          -

     Total net revenue       $626,177   $276,126   $40,038  ($167,996)   $774,345

Interest income                $1,262       $895       $68          -      $2,225

Interest expense               $5,274       $227         -          -      $5,501

Depreciation and
  Amortization expense        $39,898     $5,153      $226          -     $45,277

Earnings before
  provision for income
  taxes                      $141,451    $69,373   $15,745  ($116,831)   $109,738

Income tax expense            $34,951     $4,170      $385          -     $39,506

Identifiable assets          $409,888   $128,090   $14,377   $126,835    $679,190

The Company has customers in the retail industry which accounted for approximately $45,419,000 and $55,586,000 in accounts receivable at December 31, 1999 and 1998, respectively. The carrying amounts of accounts receivable approximate fair value because of the short maturity of these instruments.


15.   SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth unaudited quarterly financial information for the years ended December 31, 1999, and 1998:
                                            Quarter Ended___________________
                               March 31   June 30  September 30  December 31
                                (in thousands, except per share amounts)
Year Ended
December 31, 1999:

Net revenue                  $259,690    $274,103    $293,030    $312,467
Gross profit                  110,654     116,907     125,107     132,066
Net earnings                   24,342      27,783      30,780      33,459
Basic earnings per share:       $0.27       $0.32       $0.35       $0.38
Diluted earnings per share:     $0.26       $0.30       $0.33       $0.35

Year Ended
December 31, 1998:

Net revenue                  $213,310    $238,981    $256,806    $268,804
Gross profit                   92,956     100,118     108,629     114,278
Net earnings                   19,630      23,506      25,096      24,732
Basic earnings per share:       $0.22       $0.27       $0.28       $0.28(1)
Diluted earnings per share:     $0.21       $0.25       $0.27       $0.26(1)

(1) Includes a pre-tax charge of $3,597,000 ($0.03 per share after tax) related to terminated acquisition costs.

The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

16.   SUBSEQUENT EVENT

On February 14, 2000 the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend and a $.015 semi-annual cash dividend both of which are payable on April 5, 2000 to shareholders of record on March 13, 2000. Per share amounts contained herein have not been adjusted to reflect this split.





                                                          SCHEDULE II

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                         (All amounts in thousands)



COLUMN A              COLUMN B           COLUMN C             COLUMN D       COLUMN E
                                        Additions_______
                                     (1)          (2)
                      Balance at   Charged to   Charged                      Balance
                       beginning    cost and    to other                     at end
Description            of year      expenses    accounts     Deductions      of year

Allowance for doubtful
  accounts:

December 31, 1999       $10,031      $3,288       $  - (a)    $1,395 (b)     $11,924

December 31, 1998       $10,995      $2,921       $  - (a)    $3,885 (b)     $10,031

December 31, 1997       $10,123      $2,253       $ 90 (a)    $1,471 (b)     $10,995


(a)  Primarily collection of accounts previously written off.

(b)  Uncollectible accounts written off.















                                  S-1










                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                __________________________________

                          ANNUAL REPORT

                               ON

                            FORM 10-K

                      FOR FISCAL YEAR ENDED

                        DECEMBER 31, 1999

                __________________________________

                     SYMBOL TECHNOLOGIES, INC.

                             EXHIBITS

3.     Exhibits

Exhibit

3.1    Certificate of Incorporation of Symbol Technologies,
Inc. as amended.

3.3    By-laws of the Company as currently in effect.
(Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").)

4.1 Form of Certificate for Shares of the Common Stock of the Company. (Incorporated by reference to Exhibit 4.1 to the 1998 Form 10-K.)

10.1 Form of 2008 Stock Purchase Warrant issued to certain directors. (Incorporated by reference to Exhibit
       10.1 to the Company's Annual Report on Form 10K for the year ended December 31,1997.)

10.2 1994 Directors Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement No.
33-78678 on Form S-8.)

10.3 1997 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.2 to Registration Statement No.
333-26593 on Form S-8.)

10.4   1997 Employee Stock Option Plan.
       (Incorporated by reference to Exhibit 16.5 to the 1998 Form 10-K.)

10.5 1991 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's Annual
Report on Form 10-K for the year ended December 31, 1991.)

10.6   1990 Non-Executive Stock Option Plan, as amended.
(Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").)

10.7 Employment Agreement by and between the Company and Jerome Swartz, dated as of June 30, 1995.
(Incorporated by reference to Exhibit 10.4 to the 1995
Form 10-K.)

10.8 Employment Agreement by and between the Company and Tomo Razmilovic, dated as of October 16, 1995.
(Incorporated by reference to Exhibit 10.5 of the 1995
Form 10-K.)

10.9 Employment Agreement by and between the Company and Leonard H. Goldner, dated as of November 1, 1995.
(Incorporated by reference to Exhibit 10.7 of the 1995
Form 10-K.)

10.10 Employment Agreement by and between the Company and Raymond Martino, dated as of February 15,2000.

10.11 Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.14 to 1989 Form 10-K.)

10.12  Symbol Technologies, Inc. Stock Ownership and Option
Retention Program.(Incorporated by reference to
Exhibit 10.13 of the 1995 Form 10-K.)

10.13  Summary of Symbol Technologies, Inc. Executive Bonus
Plan.

10.14 Form of Note Agreements dated as of February 15, 1993 relating to the Company's 7.76 percent Series A and Series B Senior Notes due February 15, 2003
(Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

10.15 Credit Agreement dated as of December 21, 1998 among Symbol Technologies, Inc., the lending institutions identified in the credit agreement and Bank of America National Trust and Savings
       Association as agent and as letter of credit issuing bank. (Incorporated by reference to Exhibit 10.19 to the 1998 Form 10-K.)

10.16  Amendment dated September 30, 1999 to Credit
Agreement among Symbol Technologies, Inc., the lending institutions identified in the credit agreement and Bank of America National Trust and Savings Association as agent and as letter of credit issuing bank.

22.    Subsidiaries.

23.    Consent of Deloitte & Touche LLP

(b)    Reports on Form 8-K

       Not Applicable

                              Exhibit 3.1

Amended as of May 10, 1999



CERTIFICATE INCORPORATION
OF
SYMBOL TECHNOLOGIES, INC.


          FIRST:    The name of the corporation is Symbol Technologies,
Inc. (the "Corporation").

          SECOND:    The address of the registered office of the
Corporation in the State of Delaware is 229 South State Street, in the City of Dover, County of Kent. The name of its registered agent at that address is The Prentice-Hall Corporation System, Inc.

           THIRD:    The purpose of the Corporation is to engage in any
lawful act or activity for which a corporation may now or hereafter be organized under the General Corporation Law of the State of Delaware, as from time-to-time amended (the "GCL").

          FOURTH:    (a)  The total number of shares of stock which the
Corporation shall have the authority to issue is three hundred and ten million (310,000,000), consisting of three hundred million (300,000,000) shares of common stock, par value $.01 per share (the "Common Stock") and ten million (10,000,000) shares of preferred stock, par value $1.00 per share (the "Preferred Stock").

          (b) The Preferred Stock may be issued from time-to-time in one or more series. The Board of Directors is hereby authorized to fix or alter the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price or prices, the liquidation preferences of any wholly unissued series of Preferred Stock, the number of shares constituting any such series and the designation thereof, and any other relative rights, preferences or limitations of the shares of such class or series, or any of them; and to increase or decrease the number of shares of any series subsequent to the issue of shares of that series, but not below the number of shares of such series then outstanding. In case the number of shares of any series shall be so decreased, the shares constituting such decrease shall resume the status, which they had prior to the adoption of the resolution originally fixing the number of shares of such series.

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

          FIFTH:   (a)   The business and affairs of the Corporation shall
be managed under the direction of the Board of Directors, the number of which, subject to any right of the holders of any series of Preferred Stock then outstanding to elect additional directors under specified circumstances, shall be fixed from time-to-time by the Board of Directors pursuant to the Bylaws of the Corporation.

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

          SEVENTH:    In furtherance and not in limitation of the powers
conferred by statute, the Board of Directors is expressly authorized to adopt, repeal, alter, amend or rescind the Bylaws of the Corporation. In addition, the Bylaws of the Corporation may be adopted, repealed, altered, amended, or rescinded by the affirmative vote of a majority of the outstanding shares of stock of the Corporation entitled to vote thereon.

          EIGHTH:    From time-to-time any of the provisions of this
Certificate of Incorporation may be amended, altered or repealed, and other provisions authorized by the laws of the State of Delaware at the time in force may be added or inserted in the manner and at the time prescribed by said laws, and all rights at any time conferred upon the stockholders of the Corporation by this Certificate of Incorporation are granted subject to the provisions of this Article EIGHTH.

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

                                 Exhibit 10.10

                           EMPLOYMENT AGREEMENT


          EMPLOYMENT AGREEMENT (the "Agreement") made as of the 15th day of February, 2000 by and between SYMBOL TECHNOLOGIES, INC., a Delaware corporation (the "Corporation"), and RAYMOND R. MARTINO (the "Executive").

                          W I T N E S S E T H:

          WHEREAS, the Executive and the Corporation are parties to an Employment Agreement, dated as of June 12, 1994, (the "Prior Employment Agreement"), setting forth the terms and conditions of the Executive's employment by the Corporation; and

          WHEREAS, the Prior Employment Agreement has by its terms expired;
and

          WHEREAS, the Corporation desires to continue to employ the Executive; and

          WHEREAS, the Executive desires to continue to be employed by the Corporation in the manner and on the terms and conditions hereinafter set forth.
                                 -10-


          NOW, THEREFORE, in consideration of the premises and of the mutual and dependent agreements and covenants herein set forth, the parties hereto agree as follows:

1.         Employment
           The Corporation hereby agrees to employ the Executive and the Executive hereby agrees to render services to the Corporation and its subsidiaries, divisions and affiliates for the period and on the terms and conditions set forth in this Agreement. During the term hereof, the Executive shall be employed in a part-time consultative and executive capacity as he was under the prior Employment Agreement, and shall render such services as, from time-to-time, may be required of the Executive by the Chairman of the Board or the President as set forth in Section 3 of this Agreement.

 2.        Term
           The Executive's employment under this Agreement shall be effective retroactively to January 1, 2000 through and including February 15, 2005. The Executive shall be compensated for his services hereunder pursuant to Section 4 of this Agreement.

                                 -11-

 3.        Duties
          (a) So long as the Executive's employment under this Agreement shall continue pursuant to Section 2 above, the Executive shall, subject to periods of illness, vacation and other excused absences, devote his entire business time, attention, and energies to the affairs of the Corporation and its subsidiaries, divisions and affiliates, use his best efforts to promote its and their best interests and perform such executive duties as may be assigned to him by the Chairman of the Board or the President of the Corporation; provided, however, that such executive duties shall be consistent with and shall generally be similar to the services which were customarily performed by the Executive under the Prior Employment Agreement. Those services shall include, but not be limited to, serving as advisor to the Chairman and the President; assisting in key sales, marketing activities and licensing arrangements; consultation with respect to patent and litigation strategy, acquisitions etc.
          (b) So long as the Executive's employment under this Agreement shall continue pursuant to Section 2 above, the Executive shall, if elected or appointed, serve as an executive officer and/or director of the Corporation and of any subsidiary, division or affiliate of the Corporation and shall hold, without any compensation other than that provided for in this Agreement, the executive offices in the Corporation and in any such subsidiary, division or affiliate to which he may, at any time or from time-to-time, be elected or appointed.


                                 -12-

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

          4.  Compensation
          (a) The Corporation hereby agrees to pay to the Executive, and the Executive hereby agrees to accept, as compensation for services rendered under this Agreement, a base salary at the rate of one hundred thousand dollars ($100,000) per annum for the period from January 1, 2000 through and including February 15, 2005, payable at such intervals as the Corporation customarily pays the salaries of its executive officers.

          (b) In addition to the foregoing, it is hereby agreed that commencing January 1, 2000 and continuing for the term of this Agreement, the Corporation shall provide and Executive shall be entitled to receive employee fringe benefits provided by the Corporation to the Executive under the Prior Employment Agreement relating to life and disability insurance.
                                 -13-

In addition, the Executive shall continue to be eligible to participate in the Corporation's group health insurance plan and 401(k) plan.

          5.  Automobile
           During the term of this Agreement, the Corporation shall make available to the Executive the use of an automobile, with a lease allotment of up to $1,250 per month.

           6.  Expenses; Options
          (a) The Corporation shall pay or reimburse the Executive for all reasonable travel and other expenses incurred or paid by him in connection with the performance of his employment duties under this Agreement, upon presentation to the Corporation of expense statements or vouchers and such other supporting documentation as it may, from time-to-time, reasonably require; provided however that the maximum amount available for such expenses may, at any time or from time-to-time, be fixed in advance by the Board of Directors of the Corporation.
          (b) All outstanding options to purchase shares of Common Stock of the Corporation now held by the Executive or hereafter awarded to the Executive during the term of this Agreement shall vest regardless of any conditions precedent to the vesting of such options (such as the passage of time) if and when there is a "change in control of the Corporation" as hereafter defined.
                                 -14-

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

                                 -15-

          (c) Notwithstanding the then-current state of the Corporation's By-Laws, the Executive shall be entitled at all times to the benefit of the maximum indemnification and advancement of expenses available from time-to-time under the laws of the State of Delaware.

          7.  Inventions
          (a) The Executive agrees to and hereby does assign to the Corporation or any subsidiary, affiliate or division of the Corporation designated by the Corporation, all his right, title and interest throughout the world in and to all ideas, methods, developments, products, inventions, processes, improvements, modifications, techniques, designs and/or concepts relating directly or indirectly to the business of the Corporation, its subsidiaries, affiliates or divisions, whether patentable or unpatentable, which the Executive may conceive and/or develop during his employment by the Corporation (whether pursuant to this Agreement or otherwise) or which the Executive may conceive and/or develop during a period of thirty (30) months following the termination of his employment (whether pursuant to this Agreement or otherwise) if such conception and/or development during
                                 -16-

such thirty (30) month period is a direct result of the Executive's activities while employed by the Corporation, whether or not conceived and/or developed at the request of the Corporation or any subsidiary, affiliate or division (the "Inventions"); provided, however, that if the Corporation or such subsidiary, affiliate or division determine that it will not use any such Invention or that it will license or transfer any such Invention to an unaffiliated third party, then it will negotiate in good faith with the Executive, if the Executive so requests, with respect to a transfer or license of such Invention to the Executive.
          (b) The Executive further agrees to promptly communicate and disclose to the Corporation any and all such Inventions as well as any other knowledge or information which he may possess or obtain relating to any such Inventions.
          (c) In furtherance of the foregoing, the Executive agrees that at the request of the Corporation, and at its expense, he will make or cooperate in the making of applications for letters patent of the United States or elsewhere and will execute such other agreements, documents or instruments which the Corporation may reasonably consider necessary to transfer to and vest in the Corporation or any subsidiary, affiliate or division, all right, title and interest in any such Inventions, and
                                 -17-

all applications for any letters patent issued in respect of any of the foregoing.
          (d) The Executive shall assist, upon request, in locating writings and other physical evidence of the making of the Inventions and provide unrecorded information relating to them and give testimony in any proceeding in which any of the Inventions or any application or patent directed thereto may be involved, provided that reasonable compensation shall be paid the Executive for such services and the Executive shall be reimbursed for any expenses incurred by him in connection therewith, except that during such period of time as the Executive is employed by the Corporation, the Corporation shall not be obligated to compensate the Executive at a higher rate for the giving of testimony than the rate established by law for the compensation of witnesses in the court or tribunal where the testimony is given or in the district where the testimony is taken. The Corporation shall give the Executive reasonable notice should it require such services, and, to the extent reasonably feasible, the Corporation shall use its best efforts to request such assistance at times and places as will least interfere with any other employment of the Executive.
          (e) At the expense of the Corporation, the Executive shall assign to the Corporation all his interest in copyrightable material which he produces, composes, or writes, individually or in collaboration with
                                 -18-

others, which arises out of work performed by him on behalf of the Corporation, and shall sign all papers and do all other acts necessary to assist the Corporation to obtain copyrights on such material in any and all jurisdictions.

          8.  Confidential Information
           The Executive hereby acknowledges that, in the course of his employment by the Corporation he has had and will have access to secret and confidential information, which relates to or affects all aspects of the business and affairs of the Corporation and its subsidiaries, affiliates and divisions, and which are not available to the general public ("Confidential Information"). Without limiting the generality of the foregoing, Confidential Information shall include information relating to inventions (including, without limitation, Inventions), developments, specifications, technical and engineering data, information concerning the filing or pendency of patent applications, business ideas, trade secrets, products under development, production methods and processes, sources of supply, marketing plans, and the names of customers or prospective customers or of persons who have or shall have traded or dealt with the Corporation. Accordingly, the Executive agrees that he will not, at any time, without the express written consent of the Corporation, directly or indirectly, disclose or furnish, or negligently permit to be disclosed or
                                 -19-

 furnished, any Confidential Information to any person, firm, corporation or other entity except in performance of his duties hereunder.

          9.  Confidential Materials
           The Executive hereby acknowledges and agrees that any and all models, prototypes, notes, memoranda, notebooks, drawings, records, plans, documents or other material in physical form which contain or embody Confidential Information and/or information relating to Inventions and/or information relating to the business and affairs of the Corporation, its subsidiaries, affiliates and divisions and/or the substance thereof, whether created or prepared by the Executive or by others "Confidential Materials", which are in the Executive's possession or under his control, are the sole property of the Corporation. Accordingly, the Executive hereby agrees that, upon the termination of his employment with the Corporation, whether pursuant to this Agreement or otherwise, or at the Corporation's earlier request, the Executive shall return to the Corporation all Confidential Materials and all copies thereof in his possession or under his control and shall not retain any copies of Confidential Materials.

          10.  Non-competition
          (a) The Executive agrees that he shall not, so long as he shall be employed by the Corporation in any capacity (whether
                                 -20-

pursuant to this Agreement or otherwise), without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control or be employed by or connected in any manner including as a consultant, with any business which is or may be in competition, directly or indirectly, with the business of the Corporation or any subsidiary, affiliate or division of the Corporation.
          (b) The Executive agrees that for a period of thirty (30) months, commencing on the effective date of the termination of his employment, whether such termination is pursuant to the terms of this Agreement or otherwise, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control, or participate in the ownership, management, operation or control, or be employed by or connected in any manner including as a consultant, with any business, firm or corporation which is engaged in any business activity competitive with the business of the Corporation and its subsidiaries, affiliates and divisions as such business is conducted during the period of his employment by the Corporation (whether pursuant to this Agreement or otherwise and at the termination thereof).
          (c) Anything to the contrary herein notwithstanding, the provisions of this section shall not be deemed violated by the
                                 -21-

purchase and/or ownership by the Executive of shares of any class of equity securities (or options, warrants or rights to acquire such securities, or any securities convertible into such securities) having a market value of less than $100,000 or representing (together with any securities which would be acquired upon the exercise of any such options, warrants or rights or upon the conversion of any other security convertible into such securities) 1% or less of the outstanding shares of any such class of equity securities of any issuer whose securities are listed on a national securities exchange or traded on NASDAQ, the National Quotation Bureau Incorporated or any similar organization; provided, however, that the Executive shall not be otherwise connected with or active in the business of the issuers described in this subsection 10(c).

          11.  Remedy for Breach
           The Executive hereby acknowledges that in the event of any breach or threatened breach by him of any of the provisions of sections 7, 8, 9 or 10 of this Agreement, the Corporation would have no adequate remedy at law and could suffer substantial and irreparable damage. Accordingly, the Executive hereby agrees that, in such event, the Corporation shall be entitled, without the necessity of proving damages, and notwithstanding any election by the Corporation to claim damages, to obtain a temporary and/or
                                 -22-

 permanent injunction to restrain any such breach or threatened breach or to obtain specific performance of any of such provisions, all without prejudice to any and all other remedies which the Corporation may have at law or in equity.

          12.  Termination
          (a) This Agreement and the employment of the Executive by the Corporation shall terminate upon the earliest of the dates specified below:
               (i) the close of business on the date as of which the term of the Executive's employment hereunder has terminated as provided in
Section 2 hereof; provided, however, that such term is not extended by any other agreement between the Executive and the Corporation; or
               (ii) the close of business on the date of death of the Executive; or
               (iii) the close of business on the effective date of the voluntary termination by the Executive of his employment with the Corporation; or
               (iv) the close of business on the day following the date on which the Corporation shall have given to the Executive written notice of the election of its Board of Directors to terminate his employment for "cause" (as defined in subsection (b) of this Section 12).
                                 -23-



           (b) For purposes of this Agreement, the term "cause" shall mean a determination by vote of a majority of the members of the Board of Directors of the Corporation then holding office (other than the Executive if he shall then be a director) that one of the following conditions exists or one of the following events has occurred;
               (i)  conviction of the Executive for a felony offense; or
               (ii) the refusal by the Executive to perform such service as may reasonably be delegated or assigned to him, consistent with his position, by the Chairman or the President of the Corporation; continued neglect by the Executive of his duties hereunder; or willful misconduct or gross negligence on his part in connection with the performance of such duties.
          13.  No Conflicting Agreements
           In order to induce the Corporation to enter into this Agreement and to employ the Executive on the terms and conditions set forth herein, the Executive hereby represents and warrants that he is not a party to or bound by any agreement, arrangement or understanding, written or otherwise, which prohibits or in any manner restricts his ability to enter into and fulfill his obligations under this Agreement, to be employed by and serve as an executive of the Corporation. This Agreement supersedes the Prior Employment Agreement in all respects.

          14.  Miscellaneous
          (a) This Agreement shall become effective as of the date hereof and, from and after that time, shall extend to and be binding upon the Executive, his personal representative or representatives and testate or intestate distributees, and upon the Corporation, its successors and assigns; and the term "Corporation", as used herein, shall include successors and assigns.
          (b) Nothing contained in this Agreement shall be deemed to involve the creation by the Corporation of a trust for the benefit of, or the establishment by the Corporation of any other form of fiduciary relationship with the Executive, his beneficiaries or any of their respective legal representatives or distributees. To the extent that any person shall acquire the right to receive any payments from the Corporation hereunder, such right shall be no greater than the right of any unsecured general creditor of the Corporation.
          (c) Any notice required or permitted by this Agreement shall be given by registered or certified mail, return receipt requested, addressed to the Corporation at its then principal office or to the Executive at his residence address, or to either party at such other address or addresses as it or he may from time-to-time specify for the purpose in a notice similarly given to the other party.

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


                                   By:  /s/Raymond R. Martino

                                   By:  /s/Jerome Swartz

ATTEST:

/s/Leonard H. Goldner

                                 Exhibit 10.13

                 Summary of Symbol Technologies, Inc.
                       Executive Bonus Plan


     The purpose of the 1999 Executive Bonus Plan is to tie the level of annual executive incentive compensation to the financial performance of the Corporation. All executive officers of the Corporation participate in the Executive Bonus Plan. The Committee has full authority to construe, interpret and administer the Executive Bonus Plan, as well as to determine the extent, if any, to which operating performance standards have been met. The Committee also has authority to modify (prior to the beginning of the calendar year for which the targets will be applicable) the specific targets for the performance goals under the Executive Bonus Plan.

     Under the Executive Bonus Plan, the Committee will each year establish corporate financial performance objectives, expressed in terms of earnings per share diluted. For purposes of the plan, earnings per share shall be calculated without regard to any changes in accounting standards or principles and any unusual infrequent items that in accordance with Generally Accepted Accounting Principles are disclosed separately in the Corporation's financial statements because they are material. Three levels of performance will be identified: threshold performance, at which the minimum award will be earned and below which no award will be earned; target performance, at which the target award will be earned and; maximum performance, at which the maximum award (twice a participant's target bonus) will be earned and above which no additional award will be earned. For example, for 2000, threshold performance has been established at results equal to 85% of the Corporation's 2000 Business Plan; target performance has been established at results equal to 100% of the 2000 Business Plan; and maximum performance has been established at results equal to or greater than 115% of the 2000 Business Plan.

     Each participant in the Executive Bonus Plan has been assigned a target bonus representing a percentage of the participant's base salary. For example, the target bonuses for 2000 for Messrs. Swartz, Razmilovic, Goldner and Jaeggi are 100%, 100%, 50% and 50%, respectively, which is consistent with past practice and in conformity with their individual employment agreements. The target bonuses for all other participants in the proposed Executive Bonus Plan are established by Messrs. Swartz and Razmilovic based on the individual's performance and relative level of responsibility. They range from 35% to 50% of base salary.

                                 Exhibit 10.16

1999 AMENDED AND RESTATED CREDIT AGREEMENT


         This 1999 Amended and Restated Credit Agreement (this "Amendment and Restatement") is entered into as of September 30, 1999 among Symbol Technologies, Inc., a Delaware corporation (the "Company"), the several financial institutions from time-to-time party to the Credit Agreement, as amended and restated by this Amendment and Restatement (collectively, the "Banks"; individually, a "Bank"), and Bank of America, N.A., formerly known as Bank of America National Trust and Savings Association, as agent for the Banks (in such capacity, the "Agent") and as letter of credit issuing bank.

          WHEREAS, the Company, the financial institutions party thereto (the "Original Banks"), and the Agent entered into a Credit Agreement dated as of December 21, 1998 (the "Credit Agreement");

          WHEREAS, as of the date hereof, there are outstanding Offshore Rate Committed Loans in an aggregate amount of $42,000,000 (the
"Outstanding Committed Loans") made by the Original Banks, and having an Interest Period expiring on February 24, 2000 (the "Interest Period Expiration Date");

          WHEREAS, the Company has requested that the combined Commitments under the Credit Agreement be increased from $200,000,000 to $350,000,000, which increase will be effectuated by increasing the Commitments of certain Banks party to the Credit Agreement, as evidenced by such Bank's execution hereof;

          WHEREAS, the parties hereto desire to amend the Credit Agreement as set forth in this Amendment and Restatement and to restate the Credit Agreement in its entirety to read as set forth in the Credit Agreement with the amendments specified below;

          NOW, THEREFORE, the parties hereto agree that the Credit Agreement shall be amended as set forth below and restated in its entirety to read as set forth in the Credit Agreement with the amendments specified below, as follows:

     1.  Definitions; References.

          (a) Unless otherwise specifically defined herein, each term used herein which is defined in the Credit Agreement shall have the meaning assigned to such term in the Credit Agreement.

For avoidance of doubt, any notes delivered in connection with the execution of this Amendment and Restatement shall be deemed to be "Notes" under the Credit Agreement.

          (b) Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" or the "Credit Agreement" and each other similar reference contained in the Credit Agreement and in the other Loan Documents to the Credit Agreement shall from and after the date hereof refer to the Credit Agreement as amended and restated by this Amendment and Restatement.

     2.  Amendments to Credit Agreement.

          (a) Section 2.07 ("Increase in Commitments") of the Credit Agreement shall be deleted in its entirety and replaced by "Intentionally Omitted" and the following sections of the Credit Agreement shall be amended to conform with such deletion: (i) Section 2.01 shall be amended by deleting the phrase "increased under Section 2.07,"; (ii) Section 2.08 shall be amended by deleting in the second sentence thereof the phrase "Except to the extent provided in Section 2.07, once" and replacing it with "Once"; (iii) Section 4.04 shall be amended by deleting the phrase "or by reason of a deemed assignment of a portion of a Committed Loan pursuant to Section 2.07" in the first parenthetical of subsection (d) thereof; and (iv) Section 11.01 shall be amended in the second proviso thereof by deleting the phrase "(x) the aggregate amount of the Commitments, except as contemplated by and subject to the provisions of
Section 2.07 or (y) the aggregate amount set forth in Section 2.07 by which the Company has the option to increase the Commitments" and replacing it with "the aggregate amount of the Commitments".

          (b) Schedule 2.01 of the Credit Agreement is replaced in its entirety by Schedule 2.01 of this Amendment and Restatement.

     3. Representations and Warranties. The Company hereby represents and warrants to the Agent and the Banks as follows:

          (a) No Default or Event of Default has occurred and is continuing.

          (b) The execution, delivery and performance by the Company of this Amendment and Restatement have been duly authorized by all necessary corporate and other action and do not and will not require any registration with, consent or approval of, notice to or action by, any Person (including any Governmental Authority) in order to be effective and enforceable.

The Credit Agreement as amended and restated by this Amendment and Restatement constitutes the legal, valid and binding obligations of the Company, enforceable against it in accordance with its respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally or by equitable principles relating to enforceability.

          (c) All representations and warranties of the Company contained in Article VI of the Credit Agreement and of the Guarantors in the Guaranty are true and correct as if made on and as of the date hereof (except to the extent such representations and warranties expressly refer to an earlier date, in which case they are true and correct as of such earlier date).

     4.  Effective Date.  The effectiveness of this Amendment and
Restatement is subject to the condition that the Agent shall have received on or before the date first above written, in form and substance satisfactory to each Bank, all of the following:

          (a) This Amendment and Restatement, and, if requested by any Bank, a Committed Loan Note and a Bid Loan Note, executed by each party thereto (which, in the case of a Bank party to the Credit Agreement and holding Notes, may be requested due to a change in the amount of its Commitment and which shall be deemed an amendment and replacement of, and not a novation of, such existing Notes).

          (b) A Guarantor Acknowledgement and Consent substantially in the form of Exhibit A hereto, executed by each Guarantor.

          (c) A certificate of the Secretary or Assistant Secretary of the Company and each Guarantor certifying that the resolutions of the board of directors of the Company and each such Guarantor delivered on the Closing Date under the Credit Agreement remain in full force and effect and have not been modified or rescinded.

          (d) Such other approvals, opinions, documents or materials as the Agent or any Bank may reasonably request.

     5.  Effective Date Adjustments; Outstanding Committed Loans;
 Notes; Other Administrative Matters.

         (a) On the Effective Date, the amount of each Bank's risk participation in all outstanding Letters of Credit shall automatically be deemed to be increased or decreased, as applicable, to reflect any changes in such Bank's Pro Rata Share after giving effect to the increase in the aggregate Commitments effective on such date.

          (b) Until the Interest Period Expiration Date, the Outstanding Committed Loans shall be held by the Original Banks in accordance with their "Pro Rata Shares", as defined in the Credit Agreement, without giving effect to this Amendment and Restatement (such shares, which are set forth on Schedule 5(b) hereto for convenience of reference, the "Original Pro Rata Shares"), it being understood that any additional Committed Borrowings made on and after the Effective Date shall be made by the Banks in accordance with their Pro Rata Shares after giving effect hereto. Unless sooner prepaid in accordance with the terms and conditions of the Credit Agreement, the Company shall prepay the Outstanding Committed Loans on the Interest Period Expiration Date, and notwithstanding Section 2.04 of the Credit Agreement, shall have no right to convert or continue the Outstanding Committed Loans as of the Interest Period Expiration Date. While outstanding, all references in the Credit Agreement to "Pro Rata Shares" or similar references when made in reference to the Outstanding Committed Loans shall be deemed to refer to the Original Pro Rata Shares, each Bank acknowledging that, except to the extent, if any, of its Original Pro Rata Share thereof under the Credit Agreement, such Bank has no right or interest in the Outstanding Committed Loans, interest thereon, or any other payment made with respect thereto.

          (c) Promptly after the Effective Date, any Bank which is already holding a Note pursuant to the Credit Agreement and has requested a new Note pursuant to Section 4(a) hereof (to reflect the change in the amount of its Commitment) shall return such previously-held Note marked "Superseded and Replaced" to the Agent, which shall promptly return it to the Company.

     6.  Miscellaneous.

          (a) This Amendment and Restatement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. No third party beneficiaries are intended in connection with this Amendment and Restatement. This Amendment and Restatement is a Loan Document.

          (b) This Amendment and Restatement shall be governed by and construed in accordance with the law of the State of New York; provided that the Agent and the Banks shall retain all rights arising under Federal law.

          (c) This Amendment and Restatement may be executed in any number of counterparts, each of which shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument. Each of the parties hereto understands and agrees that this document (and any other document required herein) may be delivered by any party thereto either in the form of an executed original or an executed original sent by facsimile transmission to be followed promptly by mailing of a hard copy original, and that receipt by the Agent of a facsimile transmitted document purportedly bearing the signature of a Person shall bind such Person, respectively, with the same force and effect as the delivery of a hard copy original. Any failure by the Agent to receive the hard copy executed original of such document shall not diminish the binding effect of receipt of the facsimile transmitted executed original of such document of the party whose hard copy page was not received by the Agent, and the Agent is hereby authorized to make sufficient photocopies thereof to assemble complete counterparty documents.

          (d) This Amendment and Restatement contains the entire and exclusive agreement of the parties hereto with reference to the matters discussed herein and therein. This Amendment and Restatement supersedes all prior drafts and communications with respect thereto.

          (e) If any term or provision of this Amendment and Restatement shall be deemed prohibited by or invalid under any applicable law, such provision shall be invalidated without affecting the remaining provisions of this Amendment and Restatement or the Credit Agreement, respectively.

          (f) The Company covenants promptly to pay to or reimburse the Agent for all reasonable Attorney Costs incurred by the Agent in connection with the development, preparation, negotiation, execution and delivery of this Amendment and Restatement.

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment and Restatement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.




SYMBOL TECHNOLOGIES, INC.

By:  /s/Kenneth Jaeggi
Name:  Kenneth Jaeggi
Title: Senior Vice President


BANK OF AMERICA, N.A.,
as Agent, as Issuing Bank and as a Bank

By:  /s/Brian K. Chin
Name:  Brian K. Chin
Title: Vice President

THE CHASE MANHATTAN BANK,
as Documentation Agent and as a Bank

By:  /s/Emelia K. Teige
Name:  Emelia K. Teige
Title: Vice President

BANCA COMMERCIALE ITALIANA,
NEW YORK BRANCH

By:  /s/Charles Dougherty
Name:  Charles Dougherty
Title: Vice President

By:  /s/T. Gallonetto
Name:  T. Gallonetto
Title: Assistant Vice President

BANK HAPOALIM BM

By:  /s/Laura Anne Raffe
Name:  Laura Anne Raffe
Title: First Vice President and Corporate Manager

By:  /s/Shaun Breidbart
Name:  Shaun Breidbart
Title: Vice President

BANK OF TOKYO-MITSUBISHI TRUST COMPANY

By:  /s/J. Brown
Name:  J. Brown
Title: Vice President

BANQUE NATIONALE DE PARIS

By:  /s/P. Nicholas Rogers
Name:  P. Nicholas Rogers
Title: Senior Vice President

By:  /s/Jean Plassard
Name:  Jean Plassard
Title: Senior Vice President

COMERICA BANK

By:  /s/David W. Shirey
Name:  David W. Shirey
Title: Assistant Vice President


COMMERZBANK AG, NEW YORK BRANCH

By:  /s/Andrew P Lusk
Name:  Andrew P. Lusk
Title: Assistant Treasurer

By:  /s/Sean M. Harrigan
Name:  Sean M. Harrigan
Title: Senior Vice President


DG BANK DEUTSCHE
GENOSSENSCHAFTSBANK AG,
CAYMAN ISLAND BRANCH

By:  /s/Stephen Jantora
Name:  Stephen Jantora
Title: Vice President

By:  /s/Richard Wilbert
Name:  Richard Wilbert
Title: Vice President


FLEET BANK N.A.

By:  /s/Christopher Mendelsohn
Name:  Christopher Mendelsohn
Title: Vice President

Mellon Financial Services as attorney in fact for MELLON BANK, N.A.

By:  /s/Jeffrey B. Carstens
Name:  Jeffrey B. Carstens
Title: Vice President

THE BANK OF NEW YORK

By:  /s/Russell A. Burr
Name:  Russell A. Burr
Title: Senior Vice President


THE BANK OF NOVA SCOTIA

By:  /s/J. Alan Edwards
Name:  J. Alan Edwards
Title: Authorized Signatory


WACHOVIA BANK, N.A.

By:  /s/David K. Alexander
Name:  David K. Alexander
Title: Senior Vice President

SCHEDULE 2.01
COMMITMENTS AND PRO RATA SHARES
Bank                           Commitment        Pro Rata Share
Bank of America, N.A.       $ 47,500,000         13.57142857%
The Chase Manhattan Bank      40,000,000         11.42857143
Fleet Bank N.A.               35,000,000         10.00000000
Mellon Bank, N.A.             35,000,000         10.00000000
Comerica Bank                 25,000,000          7.14285714
The Bank of New York          25,000,000          7.14285714
Banque Nationale de Paris     25,000,000          7.14285714
Wachovia Bank, N.A.           25,000,000          7.14285714
DG Bank Deutsche
Genossenschaftsbank AG,
Cayman Island Branch          20,000,000          5.71428571
Banca Commerciale Italiana,
New York Branch               17,500,000          5.00000000
Bank of Tokyo-Mitsubishi Trust
Company                       17,500,000          5.00000000
Commerzbank AG, New York
Branch                        17,500,000          5.00000000
Bank Hapoalim BM              10,000,000          2.85714286
The Bank of Nova Scotia       10,000,000          2.85714286


TOTAL                       $350,000,000        100.000000000%

















                                 -41-

SCHEDULE 5(b)
ORIGINAL COMMITMENTS
AND ORIGINAL PRO RATA SHARES
Bank                Original Commitment Original Pro Rata Share
Bank of America, N.A.    $ 26,000,000         13.000000000%
The Chase Manhattan Bank   22,000,000         11.000000000
Fleet Bank N.A.            20,000,000         10.000000000
Mellon Bank, N.A.          20,000,000         10.000000000
Comerica Bank              13,000,000          6.500000000
The Bank of New York       13,000,000          6.500000000
Banque Nationale de Paris  13,000,000          6.500000000
Wachovia Bank, N.A.        13,000,000          6.500000000
Banca Commerciale Italiana,
New York Branch            10,000,000          5.000000000
Bank Hapoalim BM           10,000,000          5.000000000
Bank of Tokyo-Mitsubishi Trust
Company                    10,000,000          5.000000000
Commerzbank AG, New York
Branch                     10,000,000          5.000000000
DG Bank Deutsche
Genossenschaftsbank AG,
Cayman Island Branch       10,000,000          5.000000000
The Bank of Nova Scotia    10,000,000          5.000000000


TOTAL                    $200,000,000        100.000000000%

EXHIBIT A
GUARANTOR ACKNOWLEDGMENT AND CONSENT
Each of the undersigned Guarantors hereby (i) acknowledges and consents to the terms of and the execution, delivery and performance of the foregoing Amended and Restated Credit Agreement (the "Amendment and Restatement") (without implying the need for any such acknowledgement or consent), and (ii) represents and warrants to the Agent and the Banks that, both before and after giving effect to the Amendment and Restatement, the Guaranty dated as of December 21, 1998 (the "Guaranty") given by the Guarantors in favor of Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association), as agent for certain financial institutions (the "Banks") and as letter of credit Issuing Bank, and such Banks, remains in full force and effect as an enforceable obligation of such Guarantor, except as enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforceability of creditors' rights generally or by equitable principles relating to enforceability, and that it is in compliance with all of its covenants contained therein, and (iii) acknowledges and agrees (without implying the need therefore) that all references in the Guaranty to the "Credit Agreement" shall be deemed to refer to the Credit Agreement as amended and restated by the Amendment and Restatement. Each Guarantor further represents that the execution, delivery and performance by such Guarantor of this Acknowledgement and Consent have been duly authorized by all necessary corporate, partnership and other action and do not and will not require any registration with, consent or approval of, notice to or action by, any Person (including any Governmental Authority) in order to be effective and enforceable. Each Guarantor remakes as of the Effective Date (as defined in the Amendment) all of the representations and warranties made by it pursuant to the Guaranty, except to the extent that such representations and warranties expressly refer to an earlier date, in which case it remakes such representations and warranties as of such earlier date. Capitalized terms used herein and not otherwise defined have the respective meanings defined in the Amendment and Restatement.

IN WITNESS WHEREOF, each of the undersigned Guarantors have executed this Acknowledgement and Consent by its duly authorized officers as of this 30th day of September, 1999.


GUARANTORS
Symbol Technologies Africa, Inc.
Symbol Technologies International, Inc.
   [Delaware]
SymboLease Canada, Inc.
Symbol Technologies Asia, Inc.
Symbol Technologies International, Inc.
   [New York]
Symbol Technologies Finance, Inc.
Symbol Technologies Delaware, Inc.
Symbol Product Development Corporation
Symbol Technologies Florida, Inc.


By:  /s/Tomo Razmilovic
Name:  Tomo Razmilovic
Title: President


SymboLease, Inc.
By:  /s/Brian Burke
Name:  Brian Burke
Title: President

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

Symbol DE Mexico, S. DE R.L. DE C.V.
Avila Camacho 1325 Altos
Medardo Gonzalez
P. Oritz Rubio y P. Elias Calles
Reynosa, Tamaulipas, Mexico C.P. 88550
Country of Incorporation: Mexico

Inmobiliaria Symbol De Mexico, S. DE R.L. DE C.V.
Avila Camacho 1325 Altos
Medardo Gonzalez
P. Ortiz Rubio y P. Elias Calles
Reynosa, Tamauilipas, Mexico C.P. 88550
Country of Incorporation: Mexico

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

Symbol Technologies AB
Albygatan 109 D Box 1354
SE-171 26 Solna
Stockholm, Sweden
Country of Incorporation: Sweden

Symbol Technologies S.A.
Edificioi la Piovera Azul
C. Peonias, No.2 - Sexta Planta
28042 Madrid
Spain
Country of Incorporation: Spain

Subsidiaries of Symbol Technologies UK Limited

Symbol Technologies Limited
One Symbol Place
Winnersh Triangle,
Berkshire, UK RG41 5TP
Country of Incorporation: United Kingdom

                                 Exhibit 23

INDEPENDENT AUDITORS' CONSENT






We consent to the incorporation by reference in Registration Statements No. 333-78599, No. 333-48159, No. 333-26593, No. 333-01769, No. 2-81405,
No. 2-94868, No. 2-94876, No. 33-3771, No. 33-13009, No. 33-18748, No.
33-25509, No. 33-25484, No. 33-25567, No. 33-35821, No. 33-43580, No.
33-48025, No. 35-48026, No. 33-78622, No. 33-78678, No.33-59333 and No.
333-01769 on Form S-8 and No. 33-18745, No. 33-25432, No. 33-43581, No.
33-43584 and No. 33-45016 on Form S-3 of Symbol Technologies, Inc. of our report dated February 11, 2000, appearing in this Annual Report on Form 10-K of Symbol Technologies, Inc. for the year ended December 31, 1999.





s/Deloitte & Touche LLP
New York, New York

February 25, 2000