Form 10-Q
period 2000-03-31
SYMBOL TECHNOLOGIES INC
filed 2000-05-02
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000

Commission file number 1-9802


                   SYMBOL TECHNOLOGIES, INC.__________________
    (Exact name of registrant as specified in its charter)

           Delaware                           11-2308681______
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

One Symbol Plaza, Holtsville, NY                11742_________
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code 631-738-2400


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


   Class                      Outstanding at March 31, 2000 (1)
Common Stock,                      136,657,095 shares
par value $0.01


(1) Reflects a three for two split of the Company's common stock effected as a fifty percent stock dividend paid April 5, 2000 to shareholders of record as of March 13, 2000.





            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                        INDEX TO FORM 10-Q


                                                            PAGE


PART I.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

     Condensed Consolidated Balance Sheets at
     March 31, 2000 and December 31, 1999                    2

     Condensed Consolidated Statements of Earnings
     Three Months Ended March 31, 2000 and 1999              3

     Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 2000 and 1999              4

     Notes to Condensed Consolidated Financial
     Statements                                            5 - 9

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations        10 - 13

ITEM 3.

     Quantitative and Qualitative Disclosure about
     Market Risk                                            13

PART II.  OTHER INFORMATION                               14 - 17

SIGNATURES                                                  18









                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (All amounts in thousands, except stock par value)

                                                     March 31,   December 31,
      ASSETS                                           2000         1999____
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                     $ 20,644     $ 30,128
  Accounts receivable, less allowance for doubtful
   accounts of $11,794 and $11,924, respectively      272,285      252,140
  Inventories                                         247,949      216,709
  Deferred income taxes                                43,828       44,794
  Prepaid and refundable income taxes                  17,115            -
  Other current assets                                 53,706       40,430

      TOTAL CURRENT ASSETS                            655,527      584,201

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $128,035 and
  $116,930 respectively                               212,028      206,116
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $122,754 and $115,149
  respectively                                        271,615      257,627

                                                   $1,139,170   $1,047,944

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $172,712     $188,178
  Current portion of long-term debt                     9,669       10,046
  Income taxes payable                                      -       15,559
  Deferred revenue                                     19,120       18,805

          TOTAL CURRENT LIABILITIES                   201,501      232,588

LONG-TERM DEBT, less current maturities                63,321       99,623

OTHER LIABILITIES AND DEFERRED REVENUES                75,117       75,273

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding              -            -
  Common stock, par value $0.01; authorized
     300,000 shares; issued 154,553 shares and
     101,788 shares, respectively                       1,546        1,018
  Retained earnings                                   510,177      479,806
  Other stockholders' equity                          287,508      159,636
                                                      799,231      640,460

                                                   $1,139,170   $1,047,944

           See notes to condensed consolidated financial statements

                    SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (All amounts in thousands, except per share data)
                                  (Unaudited)
                                                    Three Months Ended
                                                         March 31,_______
                                                    2000           1999__

NET REVENUE                                       $320,011       $259,690
COST OF REVENUE                                    181,410        144,753
AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS           5,529          4,283

GROSS PROFIT                                       133,072        110,654

OPERATING EXPENSES:
  Engineering                                       22,265         19,110
  Selling, general and administrative               61,307         52,809
  Amortization of excess of cost over
   fair value of net assets acquired                 1,393          1,199

                                                    84,965         73,118

EARNINGS FROM OPERATIONS                            48,107         37,536

INTEREST EXPENSE, net                               (1,437)        (1,204)

EARNINGS BEFORE PROVISION FOR
 INCOME TAXES                                       46,670         36,332

PROVISION FOR INCOME TAXES                          14,934         11,990

NET EARNINGS                                      $ 31,736       $ 24,342


EARNINGS PER SHARE:
  Basic                                              $0.24         $0.18
  Diluted                                            $0.22         $0.17

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
  Basic                                            134,796       132,460
  Diluted                                          146,276       141,935




          See notes to condensed consolidated financial statements

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)
                                                 Three Months Ended March 31,
                                                     2000           1999__

Cash flows from operating activities:
  Net earnings                                     $31,736         $24,342
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
  Depreciation and amortization of property,
   plant and equipment                              11,603           8,471
  Other amortization                                 7,605           6,330
  Provision for losses on accounts receivable          575           1,058
Changes in assets and liabilities net of
 effects of acquisitions and divestitures:
  Accounts receivable                              (21,701)         12,728
  Inventories                                      (31,442)         12,098
  Other current assets                             (13,163)         (2,873)
  Accounts payable and accrued expenses            (15,533)        (35,747)
  Other liabilities and deferred revenue           (32,516)          8,625
Net cash (used in)/provided by operating
  activities                                       (62,836)         35,032

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                       (17,681)        (17,641)
  Investments in intangible and other assets       (16,355)        (10,660)
  Acquisition of subsidiaries                       (1,598)         (6,224)
Net cash used in investing activities              (35,634)        (34,525)

Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of notes payable and long-term debt             (36,679)         20,644
  Exercise of stock options and warrants            47,964           6,384
  Dividends paid                                    (1,365)         (1,178)
  Purchase of treasury shares                      (20,537)        (13,338)
  Reissuance of treasury shares                    100,000               -
Net cash provided by financing
  activities                                        89,383          12,512

Effects of exchange rate changes on cash              (397)         (1,766)

Net (decrease)/increase in cash and
 temporary investments                              (9,484)         11,253

Cash and temporary investments, beginning
 of period                                          30,128          16,284

Cash and temporary investments, end of
 period                                            $20,644         $27,537

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                          $1,912         $ 1,284
  Income taxes                                     $12,437         $ 1,512


          See notes to condensed consolidated financial statements

                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS
             (All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of March 31, 2000, and the results of its operations and its cash flows for the three months ended
March 31, 2000 and 1999, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior consolidated financial statements to conform with current presentations.

2. Basic earnings per share are based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of Common Stock and Common Stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

   On February 14, 2000 the Board of Directors approved a three for two split of the Company's Common Stock to be effected as a 50 percent stock dividend payable on April 5, 2000 to shareholders of record on March 13, 2000. In these financial statements, all earnings per share amounts and the weighted average number of Common Shares outstanding have been retroactively restated to reflect the stock split. In addition, the number of Common Shares issued has been adjusted to reflect the stock split and an amount equal to the par value of the additional shares issued has been transferred from additional paid in capital to Common Stock.

3. Classification of inventories is:

                                March 31, 2000  December 31, 1999
                                  (Unaudited)

   Raw materials                   $118,779          $102,637
   Work-in-process                   20,527            15,120
   Finished goods                   108,643            98,952
                                   $247,949          $216,709

4. The Company's total comprehensive earnings were as follows:

                                                  Three Months Ended
                                                       March 31,______
                                                      (Unaudited)
                                                    2000       1999__
   Net earnings                                   $ 31,736   $ 24,342
   Other comprehensive earnings(losses),
    net of tax:
      Change in equity due to foreign
       currency translation adjustments             (1,814)    (3,794)
      Change in equity due to unrealized
       gains on marketable securities                2,786          -
   Comprehensive earnings                         $ 32,708   $ 20,548

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

The Court held that PSC's two agreements with the Company have not been terminated and that PSC was obligated to pay the Company the higher royalty rates under these agreements rather than the much lower rates contained in the Spectra agreements.

This decision results in an immediate obligation by PSC to pay the Company back royalties from October 23, 1998. Notwithstanding the Court's decision, PSC has not made any payment to the Company under the PSC agreements. PSC has, however, taken a charge of $6.4 million for the period ending December 31, 1999 which was increased by an additional $729,000 for the quarter ended March 31, 2000 for royalties owed under the PSC agreements. In addition, pursuant to the ruling, PSC is also obligated to pay additional estimated royalties of approximately $5 million per year on a going forward basis. The Court also held that the Company had purged the patent misuse, which the Court had earlier found.

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

Although no claim is now or has ever been asserted by the Lemelson Partnership for direct infringement against the Company or, to our knowledge any other Auto ID company, the Lemelson Partnership has contacted many of the Auto ID companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. The Company and the other Auto ID companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from the Company and the other Auto ID companies, individually and/or collectively with other equipment suppliers. The Company, and we understand, the other Auto ID companies believe that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against their customers with respect to bar code equipment are invalid, unenforceable and not infringed. However, the Company and the other Auto ID companies believe that the Lemelson claims do concern the Auto ID industry at large and that it is appropriate for them to act jointly to protect their customers against what they believe to be baseless claims being asserted by the Lemelson Partnership.

The Lemelson Partnership filed a motion to dismiss the lawsuit, or in the alternative, to stay proceedings or to transfer the case to the U.S. District Court in Arizona where there are pending cases involving the Lemelson Partnership and other companies in the semiconductor and electronics industries. The Lemelson Partnership's motion was primarily based on grounds that there was no legally justiciable case or controversy between the Auto ID companies and the Lemelson Partnership because (1) the Lemelson Partnership's asserted method claims do not apply against the bar code equipment itself; and (2) the Lemelson Partnership had never asserted its patent claims against the Auto ID companies.

On March 21, 2000, the U.S. District Court in Nevada denied the
Lemelson Partnership's motion to dismiss transfer of stay the action. It also struck one of the five counts

On April 12, 2000, the Lemelson Partnership filed its Answer to the Complaint in the Symbol et al. v. Lemelson Partnership case. In the Answer, the Lemelson Partnership included a counterclaim against the Company and the other plaintiffs seeking a dismissal of the case. Alternatively, the Lemelson Partnership's counterclaim seeks a declaration that the Company and the other plaintiffs have contributed to, or induced infringement of particular method claims of the patents-in-suit by the plaintiffs' customers. The Company believes there is no merit to the Lemelson Partnership's counterclaim.

6. During the quarter ended March 31, 2000 the Company entered into a multi-year joint development agreement with Intel Corporation to create advanced wireless networking capabilities and products.

In connection with this agreement the Company sold 2,119,434 (stock split effected) treasury shares of Common Stock to Intel Corporation for $100 million.

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

                              The                    Asia/
                           Americas       EMEA      Pacific   Corporate  Consolidated
                                                (in thousands)
Three Months ended
 March 31, 2000:
Sales to unaffiliated
  customers                 $215,083    $ 88,106    $16,822   $      -    $320,011
Transfers between
  geographic areas            79,361           -         -     (79,361)          -

     Total net revenue      $294,444    $ 88,106    $16,822   $(79,361)   $320,011

Earnings before
 provision for income
 taxes                      $ 77,512    $ 21,013    $ 5,929   $(57,784)   $ 46,670

Identifiable assets         $892,139    $121,731    $21,167   $104,133  $1,139,170

Three Months ended
 March 31, 1999:

Sales to unaffiliated
  customers                 $161,196    $ 84,985    $13,509   $      -    $259,690
Transfers between
  geographic areas            57,366           -         -     (57,366)          -

     Total net revenue      $218,562    $ 84,985    $13,509   $(57,366)   $259,690

Earnings before
 provision for income
 taxes                      $ 57,025    $ 25,091    $ 4,845   $(50,629)   $ 36,332

Identifiable assets         $599,967    $129,536    $12,873   $102,350    $844,726

Safe harbor for forward looking statements under securities litigation act of 1995; certain cautionary statements

This report contains forward-looking statements based on current expectations, forecasts and assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. These risks and uncertainties include price and product competition, dependence on new product development, reliance on major customers, customer demand for the Company's products and services, control of costs and expenses, international growth, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. For a further list and description of such risks and uncertainties, see the reports filed by the Company with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Results of Operations
     Net revenue of $320,011,000 for the three months ended March 31, 2000 increased 23.2 percent over the comparable prior year period. This increase in net revenue is primarily due to increased equipment sales, partially offset by the decrease in revenue associated with the Company's contract with the United States Postal Service which was substantially completed during the quarter ended March 31, 1999. Foreign exchange rate fluctuations unfavorably impacted net revenue
1.7 percent for the three months ended March 31, 2000. Foreign exchange rate fluctuations did not have a material impact on net revenue for the three months ended March 31, 1999.

     Geographically, The Americas revenue increased 33.4 percent, EMEA revenue increased 3.7 percent and Asia Pacific revenue increased
24.5 percent, respectively, over the comparable prior year periods. The Americas, EMEA and Asia Pacific revenue represent approximately 67 percent, 28 percent and 5 percent of net revenue, respectively.

     Cost of revenue (as a percentage of net revenue) of 56.7 percent for the three months ended March 31, 2000, increased from 55.7 percent for the comparable prior year period, due to a shift in product mix in the fastest growing proportion of the Company's business to lower margin products versus the historical mix of products coupled with the continued unfavorable impact of foreign exchange rate fluctuations on net revenue partially offset by increased royalty income.

     Amortization of software development costs of $5,529,000 for the three months ended March 31, 2000 increased from $4,283,000 for the three months ended March 31, 1999 due to new product releases.

     Engineering costs for the three months ended March 31, 2000 increased to $22,265,000 from $19,110,000 for the three months ended March 31, 1999. As a percentage of net revenue engineering expenses decreased to 7.0 percent from 7.4 percent in the prior year period. In absolute dollars, engineering expenses increased 16.5 percent from the prior year period due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products as well as a decrease in the amount of capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

     Selling, general and administrative expenses of $61,307,000 for the three months ended March 31, 2000 increased from $52,809,000 for the three months ended March 31, 1999. While in absolute dollars, selling, general and administrative expenses increased 16.1 percent from the prior year period, as a percentage of revenue such expenses were decreased to 19.2 percent for the three months ended March 31, 2000, from 20.3 percent for the comparable prior year period due to on going cost containment programs. The increase in absolute dollars reflects expenses incurred to support a higher revenue base.

     Amortization of excess of cost over fair value of net assets acquired of $1,393,000 for the three months ended March 31, 2000 increased from $1,199,000 for the three months ended March 31, 1999 due to an acquistion of a subsidiary subsequent to March 31, 1999 as well as contingent additional acquisition related payments which increased the value of excess of cost over net assets acquired.

     Net interest expense increased to $1,437,000 for the three months ended March 31, 2000 from $1,204,000 for the three months ended March 31, 1999 primarily due to increased borrowings during the quarter under the Company's revolving credit facility, partially offset by a reduction in interest expense due to annual mandatory repayments of indebtedness.

     The Company's effective tax rate of 32.0 percent for the three months ended March 31, 2000 decreased from 33.0 percent in the comparable prior year period primarily due to an increase in the federal tax credits and exempt earnings of the foreign sales corporation.

                     Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:
                                        March 31,      December 31,
                                          2000            1999_____

     Working Capital (in thousands)     $454,026         $351,613

     Current Ratio (Current Assets
      to Current Liabilities)              3.3:1            2.5:1

     Long-Term Debt to Capital              7.3%            13.5%
      (Long-term debt to long-term
           debt plus equity)

     Current assets increased by $71,326,000 from December 31, 1999 principally due to an increase in accounts receivable as a result of the increase in net revenue, inventories due to increased operating levels and prepaid and refundable income taxes resulting from the tax benefits of stock option exercises.

     Current liabilities decreased $31,087,000 from December 31, 1999 primarily due to decreases in accounts payable and accrued expenses and income taxes payable.

     The aforementioned activity resulted in a working capital increase of $102,413,000 for the three months ended March 31, 2000. The Company's current ratio at March 31, 2000 increased to 3.3:1 compared with 2.5:1 as of December 31, 1999.

     Property, plant and equipment expenditures for the three months ended March 31, 2000 totaled $17,681,000 compared to $17,641,000 for the three months ended March 31, 1999. During the fourth quarter of 1999 the Company entered into a construction commitment to expand capacity by constructing a 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. The addition of this facility is part of the Company's global logistics strategy of supply chain management through vertical manufacturing integration. The project cost, including land and building, is estimated at approximately $10,000,000 and is anticipated to be completed in the third quarter of 2000. The Company continues to make capital investments in major systems and networks conversions but does not have any other material commitments for capital expenditures.

     The Company's long-term debt to capital ratio decreased to 7.3 percent at March 31, 2000 from 13.5 percent at December 31, 1999 primarily due to decreased borrowings under the Company's revolving credit facility, payment of the annual installment of the Company's Series A and B Senior Notes and New York Industrial Development bond, repayment in full of a yen-denominated promissory note and the benefits realized by stock option exercises. Additionally, in connection with a multi-year joint development agreement entered into with Intel Corporation, the Company sold 2,119,434 (stock split effected) treasury shares of Common Stock to Intel for $100 million. These benefits were partially offset by the change in equity due to foreign currency translation adjustments and stock repurchases.

     The Company maintains a revolving credit facility with a syndicate of U.S. and International banks of $350 million for which the terms extend to 2004. As of March 31, 2000 the Company had outstanding borrowings of $50,000,000 under this facility which is a decrease of $7,000,000 versus that outstanding as of December 31, 1999.

     The Company used $62,836,000 in operating activities for the three months ended March 31, 2000, and experienced an overall decrease in cash of $9,484,000 for the period. The cash used in operations, investing activities, repayment of notes payable and long-term debt and purchase of 342,000 (stock split effected) shares of the Company's Common Stock was offset by cash provided by the shares of Common Stock sold to Intel, and by cash flow generated from and tax benefits associated with the exercise of stock options.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.

January 2000 Update

     Through the first quarter of the year 2000, the Company's operations around the world are fully functioning and have not experienced any significant issues associated with the Year 2000 problem (as described below). The Company has not experienced any significant Year 2000-related issues worldwide that would affect its ability to manufacture, ship, sell or service its products. The Company will continue to monitor its operations.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Refer to ITEM 7, in the Company's annual report on Form 10-K for the year ended December 31, 1999 for required disclosure.

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

     On April 3, 1998, the Court, with the consent of the parties, lifted the stay previously in effect with the respect to the contract issues in the litigation.

     On September 12, 1998, PSC filed a motion for partial summary judgment alleging that the Company was guilty of patent "misuse" since PSC is obligated under a 1991 Agreement with the Company to pay royalties to the Company on sales of scan engines to certain PSC customers who also pay royalties to the Company when they incorporate these scan engines into their integrated scanning terminals. In this motion, PSC claimed that this practice should have barred the Company from collecting past royalties which the Company alleged were owed by PSC under the 1991 Agreement. Since July 1996, PSC has not paid the Company royalties under the 1991 Agreement and has instead been paying royalties under the agreement it obtained in connection with the acquisition of Spectra-Physics Scanning Systems in 1996.

     On October 22, 1998, the Court issued a decision and order granting PSC's motion, which decision was subsequently reconfirmed by the Court on April 30, 1999.

     On November 16, 1999, both parties filed motions for partial summary judgment. The Company's motion contended that (a) its two agreements with PSC had not been terminated; (b) PSC is obligated to pay royalties to the Company pursuant to these agreements in those circumstances in which the agreements overlap with an agreement the Company had entered into with Spectra-Physics, and; (c) the Company had purged the misuse found by the Court. PSC's motion claimed that (a) its agreements with the Company had been terminated; (b) if the agreements had not been terminated, PSC was entitled to operate under the more favorable terms of the Spectra Agreement, and; (c) Symbol had not purged the misuse found by the Court.

    On February 8,2000, the Court granted the Company's motion in its entirety and issued a decision that PSC's two license agreements with the Company have not been terminated and that PSC was obligated to pay the Company the higher royalty rates under those agreements rather than the much lower royalty rates contained in the Spectra Agreements. This decision results in an immediate obligation by PSC to pay back royalties from October 23, 1998. The Court also held that on October 23, 1998 the Company had purged the patent misuse previously found by the Court.

     On February 23, 2000, PSC moved for reconsideration of that portion of the Court's decision which held that PSC must pay royalties to the Company under the higher rates contained in PSC's Agreements with the Company. PSC moved in the alternative for permission to appeal the decision immediately to the United States Court of Appeals for the Federal Circuit.

     Notwithstanding the Court's decision, PSC has made royalty payments to the Company only in accordance with the lower royalty rates contained in the Spectra Agreement, rather than at the higher royalty rates set forth in the PSC Agreements as ordered by the Court. PSC has since publicly reported that the past-due royalties to the Company amounted to $6.4 million for the period ending December 31, 1999, which amount has been increased by an additional $729,000 for the quarter ended March 31, 2000.

     The Company has filed a motion seeking to have PSC held in contempt for violating the February 8 decision, as well as a Consent Judgment entered into by the parties in 1991, and an Order requiring PSC to pay royalties and prepare royalty reports in accordance with the PSC Agreements. PSC has moved the Court to stay the effect of its February 8 decision, and to dispense with any requirement that PSC post security in lieu of paying the higher royalties to the Company.

     All of these motions have been fully briefed and the parties are now awaiting a decision by the Court. The Company believes that PSC's motions are without merit.

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

     Although no claim for direct infringement is now or has ever been asserted by the Lemelson Partnership against the Company or, to our knowledge any other Auto ID company, the Lemelson Partnership has contacted many of the Auto ID companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. The Company and the other Auto ID companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from the Company and the other Auto ID companies, individually and/or collectively with other equipment suppliers. The Company, and we understand, the other Auto ID companies believe that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against their customers with respect to bar code equipment are invalid, unenforceable and not infringed. However, the Company and the other Auto ID companies believe that the Lemelson claims do concern the Auto ID industry at large and that it is appropriate for them to act jointly to protect their customers against what they believe to be baseless claims being asserted by the Lemelson Partnership.

     The Lemelson Partnership has filed a motion to dismiss the lawsuit, or in the alternative, to stay proceedings or to transfer the case to the U.S. District Court in Arizona where there are pending cases involving the Lemelson Partnership and other companies in the semiconductor and electronics industries. The Lemelson Partnership's motion was primarily based on grounds that there is no legally justiciable case or controversy between the Auto ID companies and the Lemelson Partnership because (1) the Lemelson Partnership's asserted method claims do not apply against the bar code equipment itself; and (2) the Lemelson Partnership has never asserted its patent claims against the Auto ID companies.

     On March 21, 2000, the U.S. District Court in Nevada denied the Lemelson Partnership's motion to dismiss, transfer or stay the Auto ID action. It also struck one of the five counts of the complaint and ordered the action consolidated with an action against the Lemelson Partnership brought by Cognex Corp. pending in the same Court.

     On March 31, 2000, the Lemelson Partnership's moved (1) to have a new magistrate appointed and (2) to transfer the case from Reno, Nevada to the unofficial southern division of Nevada in Las Vegas. The motion was denied by the Court on April 10, 2000.

     On April 12, 2000, the Lemelson Partnership filed its Answer to the Complaint in the Symbol et al. v. Lemelson Partnership case. In the Answer, the Lemelson Partnership included a counterclaim against the Company and the other plaintiffs seeking a dismissal of the case. Alternatively, the Lemelson Partnership's counterclaim seeks a declaration that the Company and the other plaintiffs have contributed to, or induced infringement of particular method claims of the patents-in-suit by the plaintiffs' customers. The Company believes there is no merit to the Lemelson Partnership's counterclaim.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.




Dated:  April 27, 2000            By:    /s/ Jerome Swartz

                                     Jerome Swartz, Chairman and
                                     Chief Executive Officer




Dated:  April 27, 2000            By:    /s/ Kenneth V. Jaeggi

                                     Kenneth V. Jaeggi
                                     Senior Vice President -
                                     Chief Financial Officer