Form 10-Q
period 2000-06-30
SYMBOL TECHNOLOGIES INC
filed 2000-08-02
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000

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


   Class                      Outstanding at June 30, 2000
Common Stock,                      137,245,433 shares
par value $0.01









            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                        INDEX TO FORM 10-Q


                                                            PAGE


PART I.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

     Condensed Consolidated Balance Sheets at
     June 30, 2000 and December 31, 1999                     2

     Condensed Consolidated Statements of Earnings
     Three and Six Months Ended June 30, 2000 and 1999       3

     Condensed Consolidated Statements of Cash Flows
     Three and Six Months Ended June 30, 2000 and 1999     4 - 5

     Notes to Condensed Consolidated Financial
     Statements                                            6 - 12

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations        12 - 17

ITEM 3.

     Quantitative and Qualitative Disclosures about
     Market Risk                                            17

PART II.  OTHER INFORMATION                               18 - 23


SIGNATURES                                                  24

ITEM 7a).

     Exhibits                                              1 - 8







                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (All amounts in thousands, except stock par value)

                                                     June 30,    December 31,
      ASSETS                                           2000         1999____
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                     $ 39,553     $ 30,128
  Accounts receivable, less allowance for doubtful
   accounts of $12,198 and $11,924, respectively      298,164      252,140
  Inventories                                         284,741      216,709
  Deferred income taxes                                50,953       44,794
  Prepaid and refundable income taxes                  18,078            -
  Other current assets                                 72,666       40,430

      TOTAL CURRENT ASSETS                            764,155      584,201

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $138,677 and
  $116,930, respectively                              225,168      206,116
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $130,652 and $115,149,
  respectively                                        271,678      257,627

                                                   $1,261,001   $1,047,944

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $167,309     $188,178
  Current portion of long-term debt                    18,189       10,046
  Income taxes payable                                      -       15,559
  Deferred revenue                                     22,063       18,805

          TOTAL CURRENT LIABILITIES                   207,561      232,588

LONG-TERM DEBT, less current maturities               150,855       99,623

OTHER LIABILITIES AND DEFERRED REVENUES                72,336       75,273

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding              -            -
  Common stock, par value $0.01; authorized
     300,000 shares; issued 155,370 shares and
     101,788 shares, respectively                       1,554        1,018
  Retained earnings                                   546,354      479,806
  Other stockholders' equity                          282,341      159,636
                                                      830,249      640,460

                                                   $1,261,001   $1,047,944

           See notes to condensed consolidated financial statements

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (All amounts in thousands, except per share data)
                                 (Unaudited)

                                  Three Months Ended      Six Months Ended
                                        June 30,             June 30,_____
                                    2000        1999      2000        1999

NET REVENUE                       $341,398   $274,103   $661,409   $533,793
COST OF REVENUE                    194,518    152,844    375,928    297,597
AMORTIZATION OF SOFTWARE
 DEVELOPMENT COSTS                   5,799      4,352     11,328      8,635

GROSS PROFIT                       141,081    116,907    274,153    227,561

OPERATING EXPENSES:
 Engineering                        22,805     19,951     45,070     39,061
 Selling, general and
  administrative                    61,512     52,754    122,819    105,563
 Amortization of excess
  of cost over fair value
  of net assets acquired             1,406      1,271      2,799      2,470

                                    85,723     73,976    170,688    147,094

EARNINGS FROM OPERATIONS            55,358     42,931    103,465     80,467

INTEREST EXPENSE, net               (2,156)    (1,464)    (3,593)    (2,668)

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES                   53,202     41,467     99,872     77,799


PROVISION FOR INCOME TAXES          17,025     13,684     31,959     25,674


NET EARNINGS                      $ 36,177   $ 27,783   $ 67,913   $ 52,125


EARNINGS PER SHARE:
  Basic                              $0.26      $0.21      $0.50      $0.39
  Diluted                            $0.25      $0.20      $0.46      $0.37

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING:
  Basic                             136,918   132,242    135,857    132,350
  Diluted                           147,413   140,705    146,591    141,180




          See notes to condensed consolidated financial statements

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All amounts in thousands)
                                (Unaudited)
                                                Three Months Ended June 30,
                                                    2000           1999____
Cash flows from operating activities:
 Net earnings                                     $36,177        $27,783
 Adjustments to reconcile net earnings
  to net cash from operating activities:
 Depreciation and amortization of property,
   plant and equipment                             11,865          8,881
 Other amortization                                 7,898          6,463
 Provision for losses on accounts receivable          593            912
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                             (27,977)       (25,012)
  Inventories                                     (37,079)         4,041
  Other current assets                            (22,376)        (3,214)
  Accounts payable and accrued expenses            (5,624)         9,283
  Other liabilities and deferred revenues            (799)        10,640
Net cash (used in)/provided by operating
  activities                                      (37,322)        39,777

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                      (25,208)       (19,719)
  Investments in intangible and other assets      (20,527)       (19,445)
Net cash used in investing activities             (45,735)       (39,164)

Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of notes payable and long term debt             96,054         (2,920)
  Exercise of stock options and warrants           20,441          5,096
  Purchase of treasury shares                     (13,900)        (5,348)
Net cash provided by/(used in) financing
  activities                                      102,595         (3,172)

Effects of exchange rate changes on cash             (629)          (738)

Net increase/(decrease) in cash and temporary
  investments                                      18,909         (3,297)

Cash and temporary investments, beginning
 of period                                         20,644         27,537

Cash and temporary investments, end of
 period                                           $39,553        $24,240

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                        $ 1,617        $   931
  Income taxes                                    $ 2,489        $ 1,141


          See notes to condensed consolidated financial statements

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                 (Unaudited)
                                              Six Months Ended June 30,
                                                  2000           1999__
Cash flows from operating activities:
 Net earnings                                   $67,913        $52,125
 Adjustments to reconcile net earnings to
  net cash from operating activities:
  Depreciation and amortization of property,
   plant and equipment                           23,468         17,352
  Other amortization                             15,503         12,793
  Provision for losses on accounts receivable     1,168          1,970
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                           (49,678)       (12,284)
  Inventories                                   (68,521)        16,139
  Other current assets                          (35,539)        (6,087)
  Accounts payable and accrued expenses         (21,157)       (26,464)
  Other liabilities and deferred revenues       (33,315)        19,265
Net cash (used in)/provided by operating
 activities                                    (100,158)        74,809

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                    (42,889)       (37,360)
  Investments in intangible and other assets    (36,882)       (30,105)
  Acquisition of subsidiaries                    (1,598)        (6,224)
Net cash used in investing activities           (81,369)       (73,689)

Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of notes payable and long term debt           59,375         17,724
  Exercise of stock options and warrants         68,405         11,480
  Dividends paid                                 (1,365)        (1,178)
  Purchase of treasury shares                   (34,437)       (18,686)
  Reissuance of treasury shares                 100,000              -
Net cash provided by
 financing activities                           191,978          9,340

Effects of exchange rate changes on cash         (1,026)        (2,504)

Net increase in cash and
 temporary investments                            9,425          7,956

Cash and temporary investments, beginning
  of period                                      30,128         16,284

Cash and temporary investments, end of
  period                                        $39,553        $24,240

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest                                      $ 3,529        $ 2,215
  Income taxes                                  $14,926        $ 2,653


          See notes to condensed consolidated financial statements

                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS
             (All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of June 30, 2000, and the results of its operations and its cash flows for the three and six months ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior consolidated financial statements to conform with current presentations.

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

3. Classification of inventories is:

                                 June 30, 2000  December 31, 1999
                                  (Unaudited)

   Raw materials                   $150,048          $102,637
   Work-in-process                   20,717            15,120
   Finished goods                   113,976            98,952
                                   $284,741          $216,709

4. The Company's total comprehensive earnings were as follows:

                            Three Months Ended    Six Months Ended
                                    June 30,             June 30,____
                                 (Unaudited)          (Unaudited)
                                2000       1999       2000       1999
Net earnings                $ 36,177   $ 27,783   $ 67,913   $ 52,125
 Other comprehensive
  earnings(losses), net
  of tax:
   Change in equity due to
    foreign currency
    translation adjustments   (2,845)    (1,327)    (4,659)    (5,121)
   Change in equity due to
   unrealized gains (losses)
   on marketable securities   (8,856)         -    ( 6,070)         -
Comprehensive earnings      $ 24,476   $ 26,456   $ 57,184   $ 47,004

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

On July 21, 1999, the Company and six other leading members of the Automatic Identification and Data Capture industry jointly initiated a litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson
Partnership"). The suit, which is entitled Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research
Foundation, Limited Partnerships, was commenced in the U.S.
District Court, District of Nevada in Reno, Nevada.
                                  -7-



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

On March 21, 2000, the U.S. District Court in Nevada denied the
Lemelson Partnership's motion to dismiss, transfer, or stay the action. It also struck one of the four counts.




                             -8-


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

On May 10, 2000, the Lemelson Partnership filed a second motion with the Court to stay the Auto ID action pending the resolution of United States Metals Refining Co. ("US Metals") v. Lemelson Medical, Education & Research Foundation, LP et al., an action in Nevada state court wherein the plaintiff is challenging the Lemelson Partnership's ownership of the patents at issue in the Auto ID action. The Auto ID companies opposed the motion.
Although the Court has not yet ruled on this motion, the Nevada state court dismissed the complaint of US Metals on July 5, 2000.

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000.

On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description.

6. During the quarter ended June 30, 2000, the Company announced its intention to form a new company with Motorola Inc., Airclic, Inc., Connect Things, Inc. (an affiliate of Telefon AB L.M. Ericsson) and others to support the use of scanners with cellular phones, T.V. remote controls, and other consumer devices to enhance electronic commerce. The definitive agreements are currently being negotiated but have not yet been finalized. The Company currently anticipates that the agreements will be finalized within the next few months. The parties currently contemplate investing $500 million in the aggregate, however the Company's percentage interest in the new company and its corresponding financial commitment to it have not yet been finalized.

7. During the quarter ended March 31, 2000 the Company entered into a multi-year joint development agreement with Intel Corporation to create advanced wireless networking capabilities and products.

In connection with this agreement the Company sold 2,119,434 (stock split effected) treasury shares of Common Stock to Intel
Corporation for $100 million.

                             -9-




8. The Company manages its business on a geographic basis. The Company's reportable segments have been aggregated into three geographic reportable business segments, The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia).

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






























                              -10-

                              The                    Asia/
                           Americas       EMEA      Pacific   Corporate  Consolidated
                                                (in thousands)
Three Months ended
 June 30, 2000:
Sales to unaffiliated
  customers                 $235,290    $ 84,927    $21,181   $      -     $341,398
Transfers between
  geographic areas           153,766           -          -   (153,766)           -

     Total net revenue      $389,056    $ 84,927    $21,181  $(153,766)    $341,398

Earnings before
 provision for income
 taxes                      $ 80,969    $ 22,178    $ 7,384   $(57,329)    $ 53,202

Identifiable assets         $987,832    $138,085    $23,448   $111,636   $1,261,001

Three Months ended
 June 30, 1999:

Sales to unaffiliated
  customers                 $174,561    $ 84,617    $14,925   $      -     $274,103
Transfers between
  geographic areas            54,679           -          -    (54,679)           -

     Total net revenue      $229,240    $ 84,617    $14,925   $(54,679)    $274,103

Earnings before
 provision for income
 taxes                      $ 65,801    $ 23,311    $ 5,504   $(53,149)    $ 41,467

Identifiable assets         $633,865    $124,970    $18,568   $110,637     $888,040

Six Months ended
 June 30, 2000:

Sales to unaffiliated
  customers                 $450,373    $173,033    $38,003  $       -     $661,409
Transfers between
  geographic areas           233,127           -          -   (233,127)           -

     Total net revenue      $683,500    $173,033    $38,003  $(233,127)    $661,409

Earnings before
 provision for income
 taxes                      $158,481    $ 43,191    $13,313  $(115,113)    $ 99,872


Six Months ended
 June 30, 1999:

Sales to unaffiliated
  customers                 $335,757    $169,602    $28,434  $      -      $533,793
Transfers between
  geographic areas           112,045           -          -   (112,045)           -

     Total net revenue      $447,802    $169,602    $28,434  $(112,045)    $533,793

Earnings before
 provision for income
 taxes                      $122,826    $ 48,402    $10,349  $(103,778)    $ 77,799

9. On July 26, 2000, the Company announced the signing of a definitive merger agreement with Telxon Corporation ("Telxon"). The merger agreement provides for the exchange of 0.5 shares of the Company's common stock for each common share of Telxon. Telxon currently has approximately 17.5 million common shares outstanding and 2.5 million options which the Company will assume. In addition, Telxon has $107 million in convertible debt which the Company will also assume if it is not converted. Telxon is a designer and manufacturer of wireless networks for mobile computing solutions and information systems. Following completion of the merger, all aspects of Telxon's business will be fully integrated into the Company. This transaction will be accounted for as a purchase.
The proposed transaction is subject to Telxon shareholder approval and regulatory approvals and customary closing conditions. The closing date for this transaction is expected to take place in the fourth quarter of 2000.


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

ITEM 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Results of Operations

     Net revenue of $341,398,000 and $661,409,000 for the three and six months ended June 30, 2000 increased 24.6 percent and 23.9 percent, respectively, over the comparable prior year periods. The increase in net revenue for the three and six months ended June 30, 2000 is due to increased equipment sales partially offset by the decrease in the six months ended June 30, 2000 in revenue associated with the Company's contract with the United States Postal Service which was substantially completed during the quarter ended March 31, 1999. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 2.4 percent and 2.1 percent for the three and six months ended June 30, 2000, respectively. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 1.0 percent for the three months ended June 30, 1999, but did not have a material impact on net revenue for the six months ended June 30, 1999.

     Geographically, The Americas revenue increased 34.8 percent and
34.1 percent, respectively, for the three and six months ended June 30, 2000 over the comparable prior year periods. EMEA revenue increased 0.4 percent and 2.0 percent, respectively and Asia Pacific revenue increased 41.9 percent and 33.7 percent, respectively, over the comparable prior year periods. The Americas, EMEA and Asia Pacific revenue represent approximately 69 percent, 25 percent and 6 percent of net revenue, respectively for the three months ended June 30, 2000 and 68 percent, 26 percent and 6 percent of net revenue, respectively for the six months ended June 30, 2000.

     Cost of revenue (as a percentage of net revenue) of 57.0 percent and 56.8 percent for the three and six months ended June 30, 2000 increased from 55.8 percent for the comparable prior year periods due to a shift in product mix in the fastest growing proportion of the Company's business to lower margin products versus the historical mix of products coupled with the continued unfavorable impact of foreign exchange rate fluctuations on net revenue as well as increased costs resulting from shortages and delivery delays for the limited quantities of components and subassemblies procured from suppliers partially offset by increased royalty income.

     Amortization of software development costs of $5,799,000 and $11,328,000 for the three and six months ended June 30, 2000 increased from $4,352,000 and $8,635,000 in the comparable prior year periods due to new product releases.

     Engineering expenses for the three and six months ended June 30, 2000 increased to $22,805,000 and $45,070,000 from $19,951,000 and
$39,061,000, respectively, for the comparable prior year periods. In absolute dollars engineering expenses increased 14.3 percent and 15.4 percent, respectively, from the prior year periods. As a percentage of net revenue such expenses decreased to 6.7 percent and 6.8 percent for the three and six months ended June 30, 2000 compared to 7.3 percent for the comparable prior year periods. The increase in absolute dollars is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products as well as a decrease in the amount of capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

     Selling, general and administrative expenses of $61,512,000 and $122,819,000 for the three and six months ended June 30, 2000 increased from $52,754,000 and $105,563,000, respectively, for the comparable prior year periods. While in absolute dollars, selling, general and administrative expenses increased 16.6 percent and 16.3 percent, respectively, from the prior year periods, as a percentage of net revenue such expenses decreased to 18.0 percent and 18.6 percent for the three and six months ended June 30, 2000 from 19.2 percent and 19.8 percent, respectively, in the comparable prior year periods due to ongoing cost containment programs. The increase in absolute dollars reflects expenses incurred to support a higher revenue base.

     Amortization of excess of cost over fair value of net assets acquired of $1,406,000 and $2,799,000 for the three and six months ended June 30, 2000, increased from $1,271,000 and $2,470,000, respectively for the comparable prior year periods due to the acquisition of a subsidiary subsequent to March 31, 1999, as well as additional contingent acquisition related payments which increased the value of excess cost over net assets acquired.

     Net interest expense increased to $2,156,000 and $3,593,000 for the three and six months ended June 30, 2000 from $1,464,000 and $2,668,000 for the comparable prior year periods primarily due to increased borrowings under the Company's revolving credit facility, partially offset by a reduction in interest expense due to annual mandatory repayments of indebtedness.

     The Company's effective tax rate of 32.0 percent for the three and six months ended June 30, 2000 decreased from 33.0 percent in the comparable prior year periods primarily due to an increase in federal tax credits and exempt earnings of the foreign sales corporation.

                     Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:
                                        June 30,       December 31,
                                          2000            1999_____

     Working Capital (in thousands)     $556,594         $351,613

     Current Ratio (Current Assets
      to Current Liabilities)              3.7:1            2.5:1

     Long-Term Debt to Capital             15.4%            13.5%
      (Long-term debt to long-term
           debt plus equity)

     Current assets increased by $179,954,000 from December 31, 1999 principally due to an increase in accounts receivable as a result of the increase in net revenue, inventories and other current assets due to increased operating levels and prepaid and refundable income taxes resulting from the tax benefits of stock option exercises.

     Current liabilities decreased $25,027,000 from December 31, 1999 primarily due to decreases in accounts payable and accrued expenses and income taxes payable.

     The aforementioned activity resulted in a working capital increase of $204,981,000 for the six months ended June 30, 2000. The Company's current ratio at June 30, 2000 increased to 3.7:1 compared with 2.5:1 as of December 31, 1999.

     Property, plant and equipment expenditures for the six months ended June 30, 2000 totaled $42,889,000 compared to $37,360,000 for the six months ended June 30, 1999. During the fourth quarter of 1999 the Company entered into a construction commitment to expand capacity by constructing a 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. The addition of this facility is part of the Company's global logistics strategy of supply chain management through vertical manufacturing integration. The project cost, including land and building, is estimated at approximately $10,000,000 and is anticipated to be completed in the third quarter of 2000. Total construction in process to date related to this project is $7,000,000 as of June 30, 2000. The Company also continues to make capital investments in major systems and networks conversions but does not have any other material commitments for capital expenditures.

     The Company's long-term debt to capital ratio increased to 15.4 percent at June 30, 2000 from 13.5 percent at December 31, 1999 primarily due to increased borrowings under the Company's revolving credit facility and issuance of foreign-denominated promissory notes, which exceeded the payment of the annual installments of the Company's long-term indebtedness, treasury stock repurchases, and the change in equity due to foreign currency translation adjustments and unrealized losses on marketable securities. Partially offsetting this are the benefits realized by stock option exercises and the Company's sale in the first quarter of 2000 of 2,119,434 (stock split effected) treasury shares of Common Stock to Intel Corporation for $100 million in connection with a multi-year joint development agreement and increased equity from results of profitable operations.

     The Company maintains a revolving credit facility with a syndicate of U.S. and International banks of $350 million for which the terms extend to 2004. As of June 30, 2000 the Company had outstanding borrowings of $120,000,000 under this facility as compared to $57,000,000 outstanding as of December 31, 1999.

     The Company used $37,322,000 in operating activities for the three months ended June 30, 2000, but experienced an overall increase in cash of $18,909,000 for the period. The positive cash flow provided by the issuance and repayments of notes payable and long term debt and cash flow generated from and tax benefits associated with the exercise of stock options was offset by cash used in operations, investing activities and treasury stock repurchases of 228,416 (stock split effected) shares of the Company's Common Stock.

 During the quarter ended June 30, 2000, the Company announced its intention to form a new company with Motorola Inc., Airclic, Inc., Connect Things, Inc. (an affiliate of Telefon AB L.M. Ericsson) and others to support the use of scanners with cellular phones, T.V. remote controls, and other consumer devices to enhance electronic commerce. The definitive agreements are currently being negotiated but have not yet been finalized. The Company currently anticipates that the agreements will be finalized within the next few months. The parties currently contemplate investing $500 million in the aggregate, however the Company's percentage interest in the new company and its corresponding financial commitment to it have not yet been finalized.


     The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is evaluating the impact of SAB 101 currently and expects to adopt the provisions during the quarter ended September 30, 2000.

January 2000 Update

     Through the second quarter of the year 2000, the Company's operations around the world are fully functioning and have not experienced any significant issues associated with the Year 2000 problem (as described below). The Company has not experienced any significant Year 2000-related issues worldwide that would affect its ability to manufacture, ship, sell or service its products. The Company will continue to monitor its operations.

     The Company's total cost of its Year 2000 activities through 1999 were approximately $2,800,000 which includes approximately $2,300,000 of capitalized fixed assets.

Year 2000 Readiness Overview

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in product and/or system failures or other computer errors causing disruption of the Company's operations.

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

     On March 21, 2000, the U.S. District Court in Nevada denied the Lemelson Partnership's motion to dismiss, transfer or stay the Auto ID action. It also struck one of the four counts of the complaint and ordered the action consolidated with an action against the Lemelson Partnership brought by Cognex Corp. pending in the same Court.

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

     On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000.

     On May 10,2000, the Lemelson Partnership filed a second motion with the Court to stay the Auto ID action pending the resolution of United States Metals Refining Co. ("US Metals") v. Lemelson Medical, Education & Research Foundation, LP et al., an action in Nevada state court where in the plantiff is challenging the Lemelson Partnership's ownership of the patents at issue in the Auto ID action. The Auto ID companies opposed the motion. Although the Court has not yet ruled on this motion, the Nevada state court dismissed the complaint of US Metals on July 5, 2000.

     On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on
May 8, 2000. At the meeting ten directors nominated by the Company were elected. The votes cast on a pre-stock split basis for each nominee were as follows:

                                         For          Against
          George Bugliarello         75,572,877       534,856
          Lowell C. Freiberg         75,560,291       547,442
          Leo A. Guthart             75,560,890       546,843
          Harvey P. Mallement        75,593,189       514,544
          Raymond R. Martino         75,602,052       505,681
          Tomo Razmilovic            75,599,630       508,103
          James Simons               75,552,489       555,244
          Saul P. Steinberg          75,554,324       553,409
          Jerome Swartz              62,821,314    13,286,419
          Charles B. Wang            55,612,746    20,494,987

The shareholders also approved proposals to (i) approve the 2000 Directors' Stock Option Plan and (ii) ratify the appointment of Deloitte & Touche LLP auditors for fiscal 2000. The number of shares voted for, voted against or abstained from voting upon, each proposal was as follows:

                                        For          Against      Abstain_
Proposal to approve the 2000
Directors' Stock Option Plan        55,277,178    20,645,361     185,194

Proposal to ratify the appointment
of Deloitte & Touche LLP auditors
for Fiscal 2000                     75,961,722        78,119      67,892

ITEM 5.  Other Events

         On July 26, 2000, the Company announced the signing of a definitive merger agreement with Telxon Corporation ("Telxon"). The merger agreement provides for the exchange of 0.5 shares of the Company's common stock for each common share of Telxon. Telxon currently has approximately 17.5 million common shares outstanding and 2.5 million options which the Company will assume. In addition, Telxon has $107 million in convertible debt which the Company will also assume if it is not converted.
Telxon is a designer and manufacturer of wireless networks for mobile computing solutions and information systems. Following completion of the merger, all aspects of Telxon's business will be fully integrated into the Company. This transaction will be accounted for as a purchase. The proposed transaction is subject to Telxon shareholder approval and regulatory approvals and customary closing conditions. The closing date for this transaction is expected to take place in the fourth quarter of 2000.


ITEM 7. Financial Statements, Pro Forma Financial Information and Exhibits

a)  Exhibits:

99.1  Joint Press Release of the Company and Seller, issued on
      July 26, 2000.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.




Dated:  July 31, 2000          By:    /s/ Tomo Razmilovic________

                                   Tomo Razmilovic, President and
                                   Chief Executive Officer




Dated:  July 31, 2000          By:    /s/ Kenneth V. Jaeggi

                                   Kenneth V. Jaeggi
                                   Senior Vice President -
                                   Chief Financial Officer

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                __________________________________

                          QUARTERLY REPORT

                               ON

                            FORM 10-Q

                         FOR QUARTER ENDED

                          JUNE 30, 2000
                __________________________________

                     SYMBOL TECHNOLOGIES, INC.

                             EXHIBITS

7a).     Exhibits

Exhibit


99.1   Joint Press Release of the Company and
       Telxon Corporation, issued on July 26, 2000.

                              Exhibit 99.1

SYMBOL TO ACQUIRE TELXON IN A STOCK-FOR-STOCK TRANSACTION

Will Create A Global Leader In Wireless Handheld Computing
Across Many Industries

HOLTSVILLE, NY and CINCINNATI, OH, July 26, 2000 - Symbol Technologies, Inc. (NYSE: SBL) and Telxon Corporation (NASDAQ:
TLXN) today announced that Symbol will acquire Telxon in a stock-for-stock merger that will create a global leader in wireless handheld computing systems across many industries and vertical applications.

Under the terms of a definitive merger agreement unanimously approved by both Boards of Directors, Telxon shareholders will receive 0.50 of a Symbol share for each Telxon share. The transaction has a total equity value of approximately $465 million based on Symbol's closing share price yesterday of $49.88. Telxon also has $107 million in convertible debt. The acquisition is expected to be accounted for as a purchase and to be tax-free to Telxon shareholders.

The acquisition is expected to result in substantial initial operating efficiencies of at least $75 million annually from eliminating duplicate functions, rationalizing manufacturing facilities and sales offices and realizing purchasing, sales, manufacturing and other efficiencies. All aspects of Telxon's business will be fully integrated into Symbol. Before one-time transaction costs, the acquisition is expected to be approximately neutral to Symbol's earnings per share in 2001 and significantly accretive thereafter as the substantial synergies are realized. The transaction is expected to be completed in the fourth quarter of 2000 and is subject to regulatory clearance, approval by Telxon's shareholders and customary closing conditions.

Telxon had revenues of $363 million in the last 12 months and holds 4.1 million shares of Cisco Systems (NASDAQ: CSCO) with a current pre-tax value of approximately $283 million. Upon completion of the acquisition, Symbol will have estimated pro forma 2000 revenues of approximately $1.8 billion. Symbol shareholders will own over 90% of the combined company.

"Under John Paxton's leadership, Telxon has made great progress in stabilizing its operations," said Tomo Razmilovic, Symbol's President and CEO. "We are very excited about the future prospects of the combined company, its complementary technology, product lines, customer bases and network of partnerships. The transaction is financially as well as strategically compelling for Symbol, based on the substantial synergies we believe that we can achieve and the significant value of the Cisco shares owned by Telxon."

"Acquiring Telxon is a unique opportunity to combine our two companies' resources to develop and bring to market mobile computing systems and wireless data networks that enhance productivity and reduce costs across a wide range of industries and vertical applications," said Jerome Swartz, Symbol's Chairman. "As the Information Technology and Communications industries rapidly converge, Symbol and Telxon's complementary strengths will allow us to do more for our combined customers around the world than either company could have done separately."

John W. Paxton. Sr., Telxon's Chairman and CEO said, "This strategic combination makes sense for both companies, and I firmly believe it is the right step at the right time for Telxon's customers and shareholders. Our customers will benefit from greater resources and economies of scale, and our shareholders will benefit from a significant current premium and the opportunity to participate in the upside of this compelling combination."
                                 -5-


Symbol's current management team will lead the combined company and Paxton will assist in the integration.

Added Razmilovic, "We will keep a sharp focus on customers as we fully and completely integrate Telxon into Symbol. We are committed to seamless convergence of existing Symbol and Telxon products, systems and sales forces and to providing unparalleled customer service and support. We plan no interruptions in any scheduled or committed rollouts from either company, and we intend to support all existing Symbol and Telxon products and services. We intend to honor all existing agreements with customers, VARs, distributors, OEMs and other strategic partners."

Bear, Stearns & Co. Inc. is serving as financial advisor to Symbol and Prudential Securities is serving as financial advisor to Telxon.

Telxon Corporation is a leading global designer and manufacturer of wireless networks for mobile computing solutions and information systems. The company integrates advanced mobile computing and wireless data communication technology with a wide array of peripherals, application-specific software and global customer services for its customers in more than 60 countries around the world. Telxon's global web site address is: www.telxon.com.

Symbol Technologies, Inc., winner of this year's National
Medal of Technology, is a global leader in mobile data transaction systems, providing innovative customer solutions based on wireless local area networking for data and voice, application-specific mobile computing and bar-code data capture. Symbol's Wireless Information Appliances connect the physical world of people on the move, packages, paper and shipping pallets, to information systems and the Internet. Today, some 10 million Symbol bar-code scanners, mobile computers and wireless LANs are utilized worldwide in markets ranging from retailing to transportation and distribution logistics, manufacturing, parcel and postal delivery, government, healthcare and education. Symbol's systems and products are used to increase productivity from the factory floor to the retail store, to the enterprise and out to the home. Information about Symbol is available at www.symbol.com.

A conference call has been set up for 11:00 am EDT today to discuss the transaction and Symbol and Telxon's financial results, also released this morning. The dial in number is 785-832-1077, Pass Code Symbol Technologies Q2. A replay has been set up and will be available beginning 3:00 pm EDT on Wednesday, July 26th through Tuesday, August 1st on a 24-hour non-stop basis. The dial
in number to access this replay is:  719-457-0820   Pass Code:
529921.

Except for historical information, all other information in this presentation consists of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected, anticipated or implied. The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: the risk that the business and technology of Telxon will not be integrated successfully; the failure to realize planned synergies on a timely basis; costs related to the proposed transaction; failure of Telxon's stockholders to approve the proposed transaction; and delays in obtaining regulatory approval of the proposed transaction. Neither Symbol or Telxon undertakes any obligation to publicly update or revise any forward-looking statements.

The proposed transaction will be submitted to Telxon's stockholders for their consideration. Such stockholders should read the proxy statement/prospectus concerning the transaction that will be filed with the Securities and Exchange Commission and mailed to stockholders. The proxy statement/prospectus will contain important information that Telxon's stockholders should consider before making any decision regarding the proposed transaction. Such stockholders will be able to obtain the proxy statement/prospectus, as well as other filings containing information about Symbol and Telxon, without charge, at the SEC's internet site (http://www.sec.gov). Copies of the proxy statement/prospectus and the SEC filings that will be incorporated by reference in the proxy statement/prospectus will be obtainable, without charge, from Symbol and Telxon.

Symbol and Telxon and certain other persons named below may be deemed to be participants in the solicitation of proxies of Telxon's stockholders to approve the transaction. The participants in this solicitation may include the directors and executive officers of Telxon and executive officers of Symbol as listed in Symbol's proxy statement for its 2000 annual meeting which may be obtained without charge, at the SEC's internet site (http://www.sec.gov).

As of the date of this communication, none of the foregoing participants individually beneficially owns in excess of 5% of Symbol' common shares or 5% of Telxon's common shares. Except as disclosed above, to the knowledge of Symbol and Telxon, none of the directors or executive officers of Symbol or Telxon has any interest, direct or indirect, by security holdings or otherwise in Symbol or Telxon.