Form 10-Q
period 2000-09-30
SYMBOL TECHNOLOGIES INC
filed 2000-10-31
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30,2000

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


   Class                      Outstanding at September 30,2000
Common Stock,                      137,606,481 shares
par value $0.01









            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                        INDEX TO FORM 10-Q


                                                            PAGE


PART I.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

   Condensed Consolidated Balance Sheets at
   September 30, 2000 and December 31, 1999                   2

   Condensed Consolidated Statements of Earnings
   Three and Nine Months Ended September 30, 2000 and 1999    3

   Condensed Consolidated Statements of Cash Flows
   Three and Nine Months Ended September 30, 2000 and 1999  4 - 5

   Notes to Condensed Consolidated Financial
   Statements                                               6 - 13

ITEM 2.

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations           13 - 17

ITEM 3.

   Quantitative and Qualitative Disclosures about
   Market Risk                                               17

PART II.  OTHER INFORMATION                                18 - 23


SIGNATURES                                                   24








                        PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (All amounts in thousands, except stock par value)
                                                   September 30,  December 31,
ASSETS                                                 2000          1999____
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                     $ 50,268     $ 30,128
  Accounts receivable, less allowance for doubtful
   accounts of $12,894 and $11,924, respectively      364,575      252,140
  Inventories                                         305,924      216,709
  Deferred income taxes                                54,199       44,794
  Prepaid and refundable income taxes                  14,462            -
  Other current assets                                 71,336       40,430

      TOTAL CURRENT ASSETS                            860,764      584,201

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $149,966 and
  $116,930, respectively                              234,658      206,116
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $139,325 and $115,149,
  respectively                                        262,490      257,627

                                                   $1,357,912   $1,047,944

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $186,743     $188,178
  Current portion of long-term debt                    14,881       10,046
  Income taxes payable                                      -       15,559
  Deferred revenue                                     17,371       18,805

          TOTAL CURRENT LIABILITIES                   218,995      232,588

LONG-TERM DEBT, less current maturities               204,807       99,623

OTHER LIABILITIES AND DEFERRED REVENUES                68,574       75,273

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding              -            -
  Common stock, par value $0.01; authorized
     300,000 shares; issued 155,945 shares and
     101,788 shares, respectively                       1,559        1,018
  Retained earnings                                   585,427      479,806
  Treasury stock, at cost, 18,339 shares and
    13,116 shares, respectively                      (220,443)    (200,861)
  Other stockholders' equity                          498,993      360,497
                                                      865,536      640,460

                                                   $1,357,912   $1,047,944

           See notes to condensed consolidated financial statements

                                      -2-





                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (All amounts in thousands, except per share data)
                                 (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,__
                                    2000        1999      2000      1999_

NET REVENUE                       $373,249   $293,030  $1,034,658  $826,823
COST OF REVENUE                    212,600    163,322     588,528   460,919
AMORTIZATION OF SOFTWARE
 DEVELOPMENT COSTS                   6,602      4,601      17,930    13,236

GROSS PROFIT                       154,047    125,107     428,200   352,668

OPERATING EXPENSES:
 Engineering                        24,832     21,112      69,902    60,173
 Selling, general and
  administrative                    64,770     55,485     187,589   161,048
 Amortization of excess
  of cost over fair value
  of net assets acquired             1,397      1,254       4,196     3,724

                                    90,999     77,851     261,687   224,945

EARNINGS FROM OPERATIONS            63,048     47,256     166,513   127,723

INTEREST EXPENSE, net               (3,562)    (1,316)     (7,155)   (3,984)

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES                   59,486     45,940     159,358   123,739


PROVISION FOR INCOME TAXES          19,036     15,160      50,995    40,834


NET EARNINGS                      $ 40,450   $ 30,780    $108,363  $ 82,905


EARNINGS PER SHARE:
  Basic                              $0.29      $0.23       $0.79     $0.63
  Diluted                            $0.28      $0.22       $0.74     $0.59

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING:
  Basic                             137,541   132,653     136,423   132,452
  Diluted                           146,907   141,378     146,881   141,182




          See notes to condensed consolidated financial statements









                                     -3-


SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All amounts in thousands)
                                (Unaudited)
                                           Three Months Ended September 30,
                                                    2000           1999____
Cash flows from operating activities:
 Net earnings                                     $40,450        $30,780
 Adjustments to reconcile net earnings
  to net cash from operating activities:
 Depreciation and amortization of property,
   plant and equipment                             11,993         11,581
 Other amortization                                 8,673          7,058
 Provision for losses on accounts receivable          854            621
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                             (70,433)       (17,985)
  Inventories                                     (21,597)        (3,201)
  Other current assets                               (991)        (2,398)
  Accounts payable and accrued expenses            19,165         31,153
  Other liabilities and deferred revenues          (4,839)        (1,645)
  Tax benefits from exercise of stock options       5,960          6,553
Net cash (used in)/provided by operating
  activities                                      (10,765)        62,517

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                      (21,818)       (18,474)
  Investments in intangible and other assets         (221)       (18,977)
  Acquisition of subsidiaries                      (2,154)        (1,844)
  Purchase of available for sale securities             -         (1,000)
Net cash used in investing activities             (24,193)       (40,295)

Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of notes payable and long term debt             50,644        (13,007)
  Exercise of stock options and warrants            5,786          6,120
  Dividends paid                                   (1,377)        (1,330)
  Purchase of treasury shares                      (8,063)       (13,319)
Net cash provided by/(used in) financing
  activities                                       46,990        (21,536)

Effects of exchange rate changes on cash           (1,317)           591

Net increase in cash and temporary
  investments                                      10,715          1,277

Cash and temporary investments, beginning
 of period                                         39,553         24,240

Cash and temporary investments, end of
 period                                           $50,268        $25,517

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                        $ 3,325        $ 1,233
  Income taxes                                    $ 8,503        $ 3,446
          See notes to condensed consolidated financial statements
                                    -4-


                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                 (Unaudited)
                                          Nine Months Ended September 30,
                                                  2000           1999__
Cash flows from operating activities:
 Net earnings                                  $108,363        $82,905
 Adjustments to reconcile net earnings to
  net cash from operating activities:
  Depreciation and amortization of property,
   plant and equipment                           35,461         28,933
  Other amortization                             24,176         19,851
  Provision for losses on accounts receivable     2,022          2,591
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                          (120,111)       (30,269)
  Inventories                                   (90,118)        12,938
  Other current assets                          (36,530)        (8,485)
  Accounts payable and accrued expenses          (1,992)         4,689
  Other liabilities and deferred revenues       (38,154)        17,620
  Tax benefits from exercise of stock options    52,758         13,011
Net cash (used in)/provided by operating
 activities                                     (64,125)       143,784

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                    (64,707)       (55,834)
  Investments in intangible and other assets    (37,103)       (49,082)
  Acquisition of subsidiaries                    (3,752)        (8,068)
  Purchase of available for sale securities           -         (1,000)
Net cash used in investing activities          (105,562)      (113,984)

Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of notes payable and long term debt          110,019          4,717
  Exercise of stock options and warrants         27,393         11,142
  Dividends paid                                 (2,742)        (2,508)
  Purchase of treasury shares                   (42,500)       (32,005)
  Reissuance of treasury shares                 100,000              -
Net cash provided by/(used in)
 financing activities                           192,170        (18,654)

Effects of exchange rate changes on cash         (2,343)        (1,913)

Net increase in cash and
 temporary investments                           20,140          9,233

Cash and temporary investments, beginning
  of period                                      30,128         16,284

Cash and temporary investments, end of
  period                                        $50,268        $25,517

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest                                      $ 6,854        $ 3,448
  Income taxes                                  $23,429        $ 6,099


          See notes to condensed consolidated financial statements

                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS
             (All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of September 30, 2000, and the results of its operations and its cash flows for the three and nine months ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior consolidated financial statements to conform with current presentations.

2. Basic earnings per share are based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of Common Stock and Common Stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

   On February 14, 2000 the Board of Directors approved a three for two split of the Company's Common Stock to be effected as a 50 percent stock dividend payable on April 5, 2000 to shareholders of record on March 13, 2000. In these financial statements, all earnings per share amounts and the weighted average number of Common Shares outstanding have been retroactively restated to reflect the stock split. In addition, the number of Common
Stock issued has been adjusted to reflect the stock split and an amount equal to the par value of the additional shares issued has been transferred from additional paid in capital to Common Stock.

3. Classification of inventories is:

                            September 30, 2000  December 31, 1999
                               (Unaudited)

   Raw materials                $173,038            $102,637
   Work-in-process                15,314              15,120
   Finished goods                117,572              98,952
                                $305,924            $216,709

4. The Company's total comprehensive earnings were as follows:

                            Three Months Ended   Nine Months Ended
                                 September 30,        September 30,__
                                 (Unaudited)          (Unaudited)
                                2000       1999      2000        1999
Net earnings                $ 40,450   $ 30,780   $108,363   $ 82,905
 Other comprehensive
  earnings(losses), net
  of tax:
   Change in equity due to
    foreign currency
    translation adjustments   (5,503)     2,511    (10,162)    (2,610)
   Change in equity due to
   unrealized gains (losses)
   on marketable securities   (1,965)       101     (8,035)       101
Comprehensive earnings      $ 32,982   $ 33,392   $ 90,166   $ 80,396

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

This decision means that PSC has an obligation to the Company for back royalties from October 23, 1998. PSC has not, however, made any payment to the Company under the PSC agreements but has taken a charge of $6.4 million for the period ending December 31, 1999 which was increased by an additional $729,000 for the quarter ended March 31, 2000 and by an additional $705,000 for the quarter ended June 30,2000 for royalties owed under the PSC agreements. The Court also held that the Company had purged the patent misuse, which the Court had earlier found.

On February 23, 2000, PSC moved for reconsideration of that portion of the Court's decision which held that PSC must pay royalties to the Company under the higher rates contained in PSC's agreements with the Company. PSC moved in the alternative for permission to appeal the decision immediately to the United States Court of Appeals for the Federal Circuit.

The Company filed a motion seeking to have PSC held in contempt for not complying with the February 8 decision, as well as a Consent Judgment entered into by the parties in 1991, and an Order requiring PSC to begin to pay royalties in accordance with the PSC agreements. PSC moved the Court to stay the effect of its February 8 decision, and to dispense with any requirement that PSC post security in lieu of paying the higher royalties to the Company.

On September 29, 2000, the Court ruled on all pending motions and denied them all. Specifically, the Court denied PSC's motion for reconsideration and affirmed its February 8, 2000 Decision and Order. The Court also denied PSC's request to be permitted to immediately appeal the February 8 decision to the Court of Appeals. At the same time, the Court denied the Company's motion that PSC be held in contempt for failure to pay royalties in accordance with the February 8, 2000 Decision and Order because that Decision was not a final judgment in the case. The Court did not consider Company's motion that PSC be held in contempt for violating the 1991 Consent Judgment on procedural grounds. The Company can renew this motion at a later time.

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

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying, superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal.

On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. On August 8, 2000, the Lemelson Partnership filed a motion seeking an extension of approximately ten weeks in which to file an answer to this motion. On August 31, 2000, the Court granted the Lemelson Partnership's motion for such an extension.

6. During the quarter ended June 30, 2000, the Company announced its intention to form a new company with Motorola Inc., Airclic, Inc., Connect Things, Inc. (an affiliate of Telefon AB L.M. Ericsson) and others to support the use of scanners with cellular phones, T.V. remote controls, and other consumer devices to enhance electronic commerce. The definitive agreements are currently being negotiated but have not yet been finalized. The Company currently anticipates that the agreements will be finalized before the end of 2000. The Company's percentage interest in the new company and its corresponding financial commitment to it have not yet been finalized although it may approximate as much as $200 million over time and with conditions still to be negotiated.

7. During the quarter ended March 31, 2000 the Company entered into a multi-year joint development agreement with Intel Corporation to create advanced wireless networking capabilities and products.

In connection with this agreement the Company sold 2,119,434 (stock split effected) treasury shares of Common Stock to Intel
Corporation for $100 million.

8. On July 26, 2000, the Company announced the signing of a definitive merger agreement with Telxon Corporation ("Telxon"). The merger agreement provides for the exchange of 0.5 shares of the Company's common stock for each common share of Telxon. Telxon currently has approximately 17.5 million common shares outstanding and 2.5 million options which the Company will assume. In addition, Telxon has $107 million in convertible debt which the Company will also assume if it is not converted. Telxon is a designer and manufacturer of wireless networks for mobile computing solutions and information systems. Following completion of the merger, Telxon's business will be substantively integrated into the Company. This transaction will be accounted for as a purchase.
The proposed transaction is subject to Telxon shareholder approval and regulatory approvals and customary closing conditions. The closing date for this transaction is expected to take place on or about November 30, 2000.

9. The Company manages its business on a geographic basis. The Company's reportable segments have been aggregated into three geographic reportable business segments, The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia).

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








































                              -11-

                              The                    Asia/
                           Americas       EMEA      Pacific   Corporate  Consolidated
                                                (in thousands)
Three Months ended
 September 30, 2000:
Sales to unaffiliated
  customers                 $263,259    $ 89,749    $20,241   $      -     $373,249
Transfers between
  geographic areas           228,107           -          -   (228,107)           -

     Total net revenue      $491,366    $ 89,749    $20,241  $(228,107)    $373,249

Earnings before
 provision for income
 taxes                      $ 96,094    $ 23,661    $ 7,521   $(67,790)    $ 59,486

Identifiable assets       $1,085,705    $143,965    $24,459   $103,783   $1,357,912

Three Months ended
 September 30, 1999:

Sales to unaffiliated
  customers                 $186,078    $ 87,774    $19,178   $      -     $293,030
Transfers between
  geographic areas            66,820           -          -    (66,820)           -

     Total net revenue      $252,898    $ 87,774    $19,178   $(66,820)    $293,030

Earnings before
 provision for income
 taxes                      $ 71,856    $ 23,143    $ 7,397   $(56,456)    $ 45,940

Identifiable assets         $664,317    $133,100    $20,508   $117,676     $935,601

Nine Months ended
 September 30, 2000:

Sales to unaffiliated
  customers                 $713,632    $262,782    $58,244  $       -   $1,034,658
Transfers between
  geographic areas           461,234           -          -   (461,234)           -

     Total net revenue    $1,174,866    $262,782    $58,244  $(461,234)  $1,034,658

Earnings before
 provision for income
 taxes                      $254,575    $ 66,852    $20,834  $(182,903)    $159,358


Nine Months ended
 September 30, 1999:

Sales to unaffiliated
  customers                 $521,835    $257,376    $47,612  $      -      $826,823
Transfers between
  geographic areas           178,865           -          -   (178,865)           -

     Total net revenue      $700,700    $257,376    $47,612  $(178,865)    $826,823

Earnings before
 provision for income
 taxes                      $194,682    $ 71,545    $17,746  $(160,234)    $123,739

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

ITEM 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Results of Operations

     Net revenue of $373,249,000 and $1,034,658,000 for the three and nine months ended September 30, 2000 increased 27.4 percent and 25.1 percent, respectively, over the comparable prior year periods. The increase in net revenue for the three and nine months ended September 30, 2000 is primarily due to increased equipment sales partially offset by the decrease in the nine months ended September 30, 2000 in revenue associated with the Company's contract with the United States Postal Service which was substantially completed during the quarter ended March 31, 1999. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 2.4 percent and 2.2 percent for the three and nine months ended September 30, 2000, respectively. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 0.4 percent for the three months ended September 30, 1999, but did not have a material impact on net revenue for the nine months ended September 30, 1999.

     Geographically, The Americas revenue increased 41.5 percent and
36.8 percent, respectively, for the three and nine months ended September 30, 2000 over the comparable prior year periods. EMEA revenue increased 2.3 percent and 2.1 percent, respectively and Asia Pacific revenue increased 5.5 percent and 22.3 percent, respectively, over the comparable prior year periods. The Americas, EMEA and Asia Pacific revenue represent approximately 71 percent, 24 percent and 5 percent of net revenue, respectively for the three months ended September 30, 2000 and 69 percent, 25 percent and 6 percent of net revenue, respectively for the nine months ended September 30, 2000.

     Cost of revenue (as a percentage of net revenue) of 57.0 percent and 56.9 percent for the three and nine months ended September 30, 2000 increased from 55.7 percent for the comparable prior year periods due to a shift in product mix in the fastest growing proportion of the Company's business to lower margin products versus the historical mix of products coupled with the continued unfavorable impact of foreign exchange rate fluctuations on net revenue as well as increased costs resulting from shortages and delivery delays for the limited quantities of components and subassemblies procured from suppliers partially offset by increased royalty income.

     Amortization of software development costs of $6,602,000 and $17,930,000 for the three and nine months ended September 30, 2000 increased from $4,601,000 and $13,236,000 in the comparable prior year periods due to new product releases.

     Engineering expenses for the three and nine months ended September 30, 2000 increased to $24,832,000 and $69,902,000 from
$21,112,000 and $60,173,000, respectively, for the comparable prior year periods. In absolute dollars engineering expenses increased 17.6 percent and 16.2 percent, respectively, from the prior year periods. As a percentage of net revenue such expenses decreased to 6.7 percent and 6.8 percent for the three and nine months ended September 30, 2000 compared to 7.2 percent and 7.3 percent, respectively, for the comparable prior year periods. The increase in absolute dollars is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products as well as a decrease in the amount of capitalized costs incurred for internally developed product software where economic and technological feasibility has been established.

     Selling, general and administrative expenses of $64,770,000 and $187,589,000 for the three and nine months ended September 30, 2000 increased from $55,485,000 and $161,048,000, respectively, for the comparable prior year periods. While in absolute dollars, selling, general and administrative expenses increased 16.7 percent and 16.5 percent, respectively, from the prior year periods, as a percentage of net revenue such expenses decreased to 17.4 percent and 18.1 percent for the three and nine months ended September 30, 2000 from
18.9 percent and 19.5 percent, respectively, in the comparable prior year periods due to ongoing cost containment programs. The increase in absolute dollars reflects expenses incurred to support a higher revenue base.

     Amortization of excess of cost over fair value of net assets acquired of $1,397,000 and $4,196,000 for the three and nine months ended September 30, 2000, increased from $1,254,000 and $3,724,000, respectively for the comparable prior year periods due to the acquisition of a subsidiary subsequent to March 31, 1999, as well as additional contingent acquisition related payments which increased the value of excess cost over net assets acquired.

     Net interest expense increased to $3,562,000 and $7,155,000 for the three and nine months ended September 30, 2000 from $1,316,000 and $3,984,000 for the comparable prior year periods primarily due to increased borrowings under the Company's revolving credit facility, partially offset by a reduction in interest expense due to annual mandatory repayments of indebtedness.

     The Company's effective tax rate of 32.0 percent for the three and nine months ended September 30, 2000 decreased from 33.0 percent in the comparable prior year periods primarily due to an increase in federal tax credits and exempt earnings of the foreign sales corporation.

                     Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:
                                      September 30,    December 31,
                                          2000            1999_____

     Working Capital (in thousands)     $641,769         $351,613

     Current Ratio (Current Assets
      to Current Liabilities)              3.9:1            2.5:1

     Long-Term Debt to Capital             19.1%            13.5%
      (Long-term debt to long-term
           debt plus equity)

     Current assets increased by $276,563,000 from December 31, 1999 principally due to an increase in accounts receivable as a result of the increase in net revenue, inventories and other current assets due to increased operating levels and prepaid and refundable income taxes resulting from the tax benefits of stock option exercises.

     Current liabilities decreased $13,593,000 from December 31, 1999 primarily due to decreases in income taxes payable.

     The aforementioned activity resulted in a working capital increase of $290,156,000 for the nine months ended September 30, 2000. The
Company's current ratio at September 30, 2000 increased to 3.9:1 compared with 2.5:1 as of December 31, 1999.

     Property, plant and equipment expenditures for the nine months ended September 30, 2000 totaled $64,707,000 compared to $55,834,000 for the nine months ended September 30, 1999. During the fourth quarter of 1999 the Company entered into a construction commitment to expand capacity by constructing a 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. The addition of this facility is part of the Company's global logistics strategy of supply chain management through vertical manufacturing integration. The project cost, including land and building, is estimated at approximately $10,000,000 and is anticipated to be completed in the fourth quarter of 2000. Total construction in process to date related to this project is $8,700,000 as of September 30, 2000. The Company also continues to make capital investments in major systems and networks conversions but does not have any other material commitments for capital expenditures.

     The Company's long-term debt to capital ratio increased to 19.1 percent at September 30, 2000 from 13.5 percent at December 31, 1999 primarily due to increased borrowings under the Company's revolving credit facility and issuance of foreign-denominated promissory notes, which exceeded the payment of the annual installments of the Company's long-term indebtedness, treasury stock repurchases, and the change in equity due to foreign currency translation adjustments and unrealized losses on marketable securities. Partially offsetting this are the benefits realized by stock option exercises and the Company's sale in the first quarter of 2000 of 2,119,434 (stock split effected) treasury shares of Common Stock to Intel Corporation for $100 million in connection with a multi-year joint development agreement and increased equity from results of profitable operations.

     The Company maintains a revolving credit facility with a syndicate of U.S. and International banks of $350 million for which the terms extend to 2004. As of September 30, 2000 the Company had outstanding borrowings of $175,000,000 under this facility as compared to $57,000,000 outstanding as of December 31, 1999.

     The Company used $10,765,000 in operating activities for the three months ended September 30, 2000, but experienced an overall increase in cash of $10,715,000 for the period. The positive cash flow provided by the issuance and repayments of notes payable and long term debt and cash flow generated from the exercise of stock options was offset by cash used in operations, investing activities, dividends paid and treasury stock repurchases of 214,261 shares of the Company's Common Stock.

During the quarter ended June 30, 2000, the Company announced its intention to form a new company with Motorola Inc., Airclic, Inc., Connect Things, Inc. (an affiliate of Telefon AB L.M. Ericsson) and others to support the use of scanners with cellular phones, T.V. remote controls, and other consumer devices to enhance electronic commerce. The definitive agreements are currently being negotiated but have not yet been finalized. The Company currently anticipates that the agreements will be finalized before the end of the year. The Company's percentage interest in the new company and its corresponding financial commitment to it have not yet been finalized although the Company believes it may approximate $200 million over time and with conditions still to be negotiated.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is evaluating the impact of SAB 101 currently and expects to adopt the provisions during the quarter ended December 31, 2000.


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

     On April 13, 1998, the Court, with the consent of the parties, lifted the stay previously in effect with the respect to the contract issues in the litigation.

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

    On February 8,2000, the Court granted the Company's motion in its entirety and issued a decision that PSC's two agreements with the Company have not been terminated and that PSC was obligated to pay the Company the higher royalty rates under those agreements rather than the much lower royalty rates contained in the Spectra Agreements. This decision results in an obligation by PSC for back royalties from October 23, 1998. The Court also held that on October 23, 1998 the Company had purged the patent misuse previously found by the Court.

     PSC has continued to make royalty payments to the Company only in accordance with the lower royalty rates contained in the Spectra Agreement, rather than at the higher royalty rates set forth in the PSC Agreements as ordered by the Court. PSC has however, publicly reported that the past-due royalties to the Company amounted to $7.8 million for the period ending June 30, 2000.
     On February 23, 2000, PSC moved for reconsideration of that portion of the Court's decision which held that PSC must pay royalties to the Company under the higher rates contained in PSC's Agreements with the Company. PSC moved in the alternative for permission to appeal the decision immediately to the United States Court of Appeals for the Federal Circuit. The Company filed a motion seeking to have PSC held in contempt for not complying with the February 8 decision, as well as a Consent Judgment entered into by the parties in 1991, and an Order requiring PSC to begin to pay royalties in accordance with the PSC Agreements. PSC moved the Court to stay the effect of its February 8 decision, and to dispense with any requirement that PSC post security in lieu of paying the higher royalties to the Company.

     On September 29, 2000, the Court ruled on all pending motions and denied them all. Specifically, the Court denied PSC's motion for reconsideration and affirmed its February 8, 2000 Decision and Order. The Court also denied PSC's request to be permitted to immediately appeal the February 8, 2000 decision to the Court of Appeals. At the same time, the Court denied the Company's motion that PSC be held in contempt for failure to pay royalties in accordance with the February 8, 2000 Decision and Order, because that Decision was not a final judgment in the case. The Court did not consider Company's motion that PSC be held in contempt for violating the 1991 Consent Judgment on procedural. The Company can renew this motion at a later time. As a result of these rulings, the parties will have to adjudicate all the other pending issues in the case prior to the issuance of a final judgment with respect to the February 8, 2000 Decision and Order.

     On July 21, 1999, the Company and six other leading members of the Automatic Identification and Data Capture industry jointly initiated litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit, which is entitled Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships, was commenced in the U.S. District Court, District of Nevada in Reno, Nevada. In the litigation, the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed. The other six Auto ID companies who are plaintiffs in the lawsuit are Accu-Sort Systems, Inc., Intermec Technologies Corporation, a wholly-owned subsidiary of UNOVA, Inc., Metrologic Instruments, Inc., PSC Inc., Psion Teklogix Corporation, a wholly-owned U.S. subsidiary of Psion Teklogix International, Inc. and Zebra Technologies Corporation. The Company has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne by the other Auto ID companies.

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

     On March 31, 2000, the Lemelson Partnership moved (1) to have a new magistrate appointed and (2) to transfer the case from Reno, Nevada to the unofficial southern division of Nevada in Las Vegas. The motion was denied by the Court on April 10, 2000.

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

     On May 10, 2000, the Lemelson Partnership filed a second motion with the Court to stay the Auto ID action pending the resolution of United States Metals Refining Co. ("US Metals") v. Lemelson Medical, Education & Research Foundation, LP et al., an action in Nevada state court where in the plaintiff is challenging the Lemelson Partnership's ownership of the patents at issue in the Auto ID action. The Auto ID companies opposed the motion. The Court has not yet ruled on this motion, but the Nevada state court dismissed the complaint of US Metals on July 5, 2000.

     On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying, superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal.

     On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. On August 8, 2000, the Lemelson Partnership filed a motion seeking an approximate ten week extension of time in which to file an answer to this motion. On August 31, 2000, the Court granted the Lemelson Partnership's motion for such an extension.

ITEM 5.  Other Events

         On July 26, 2000, the Company announced the signing of a definitive merger agreement with Telxon Corporation ("Telxon"). The merger agreement provides for the exchange of 0.5 shares of the Company's common stock for each common share of Telxon. Telxon currently has approximately 17.5 million common shares outstanding and 2.5 million options which the Company will assume. In addition, Telxon has $107 million in convertible debt which the Company will also assume if it is not converted.
Telxon is a designer and manufacturer of wireless networks for mobile computing solutions and information systems. Following completion of the merger, Telxon's business will be substantively integrated into the Company.

This transaction will be accounted for as a purchase. The proposed transaction is subject to Telxon shareholder approval and regulatory approvals and customary closing conditions. The closing date for this transaction is expected to take place on or about November 30, 2000.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.




Dated:  October 26, 2000       By:    /s/ Tomo Razmilovic________

                                   Tomo Razmilovic, President and
                                   Chief Executive Officer




Dated:  October 26,2000        By:    /s/ Kenneth V. Jaeggi

                                   Kenneth V. Jaeggi
                                   Senior Vice President -
                                   Chief Financial Officer