Form 10-K
period 2000-12-31
SYMBOL TECHNOLOGIES INC
filed 2001-03-30
CIK 278352

March 29, 2001






Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, NW
Washington, DC  20549
Attention:  Filing Desk

Gentlemen:

            Re:  Symbol Technologies, Inc.
                 Annual Report on Form 10-K
                 For Fiscal Year Ended
                 December 31, 2000
                 File No. 1-9802

            On behalf of Symbol Technologies, Inc. (the
"Company"), I transmit for filing under the Securities and Exchange Act of 1934 (the "Act"), the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. I have been advised by the Company that the financial statements contained in the report do not reflect any changes from the preceding year's financial statements with respect to accounting principles or practices or in the method of applying such principles or practices.

            If you have any questions regarding the enclosed materials, please call the undersigned by collect telephone at
(631) 738-4765.

                         Very truly yours,


                          S/Leonard H. Goldner_
                          Leonard H. Goldner
                          Executive Vice President
                          and General Counsel

LHG:dac












                                          March 29, 2001






Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

            In connection with the undersigned's Annual Report on Form 10-K for the year ended December 31, 2000 and pursuant to
Item 601(b)(4)(iii) of Regulation S-K, the undersigned has not filed as an exhibit any agreement in which the total amount of securities authorized thereunder does not exceed 10 percent of the Registrant's total consolidated assets. The Registrant, however, agrees to furnish a copy of such document to the Commission if so requested.

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

For the fiscal year ended December 31, 2000 Commission file number 1-9802

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
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (631) 738-2400
`
Securities registered pursuant to
Section 12(b) of the Act:

Common Stock, par value $.01                  New York Stock Exchange___
   (Title of each class)                      (Name of each Exchange on
                                               which registered)

Securities registered pursuant to Section 12(g) of the Act: 7 1/2% Convertible Subordinated Debentures of Telxon Corporation, a wholly owned subsidiary of the Registrant, Due 2012.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  X                                    NO____

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

       The aggregate market value of the registrant's voting stock held by persons other than officers and directors and affiliates thereof, as of March 1, 2001,was approximately $6,794,000,000.

       The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2000, was as follows:

    Class                                      Number of Shares
  Common Stock, par value $.01                    149,424,103

Documents Incorporated by Reference: The registrant's Proxy Statement to be used in conjunction with the Annual Meeting of Shareholders to be held on May 21, 2001 (the "Proxy Statement") is incorporated into Part III.


                              PART I

Item 1.  Business

The Company

     Symbol Technologies, Inc. ("Symbol" and, together with its subsidiaries, the "Company"), a Delaware corporation, is the successor by merger in 1987 to Symbol Technologies, Inc., a New York corporation which commenced operations in 1975. The Company has evolved from a supplier of bar code verification products into a leading global provider of wireless networking and information systems that allow users of its products to access, capture and transmit information at the point of activity over local area networks (LAN), wide area networks (WAN) and the Internet. The Company is the only corporation in its industry with in-house technology for the design and manufacture of products in its three core technologies: bar code reading devices, mobile computing devices and network systems. The Company is engaged in one reportable business segment-the design, manufacture, marketing and servicing of scanner integrated mobile
and wireless information management systems.   These systems are
used worldwide in diverse markets such as retail, transportation and logistics, parcel delivery and postal service, warehousing and distribution, industrial, health care, hospitality, education and government.

     On March 14, 2000, the Company was awarded the National Medal of Technology, the nation's highest honor for technological innovation. The award was given to the Company "for creating the global market for laser bar code scanning and for technical innovation and practical application of mobile computing and wireless local area network (WLAN) technologies". The medal, which recognizes exceptional U.S. scientific and engineering innovations, has been awarded to only 12 corporations in its history. Other corporate recipients of the award are AT&T Bell Laboratories, The DuPont Company, IBM, Merck & Co. Inc., Amgen Inc., Corning, Inc., The Proctor & Gamble Company, 3M, Johnson & Johnson, Biogen, Inc. and Bristol-Meyers Squibb Company.

     On December 8, 2000, the Company's common stock was added to the S&P 500 index.

Telxon Acquisition

     On November 30, 2000, a wholly owned subsidiary of the Company was merged with and into Telxon Corporation ("Telxon") in a stock-for-stock merger. The acquisition enhanced Symbol's opportunities in hand-held computing systems across many industries and vertical applications. Telxon will be operated as a wholly owned subsidiary, although portions of its operations will be consolidated with Symbol in order to obtain operating efficiencies and synergies by eliminating duplicate functions, rationalizing manufacturing facilities and sales offices and realizing purchasing, sales, manufacturing and other efficiencies. As a result of these activities, the Company expects to achieve annual cost synergies of at least $125 million, beginning in the third quarter of 2001, which is anticipated to result in the acquisition of Telxon being accretive for the full year 2001, including charges for goodwill. Under the terms of the merger agreement, Telxon shareholders received 0.5 of a share of Symbol common stock for each share of Telxon common stock. As a result of the merger, Symbol has issued to date approximately 8.8 million shares of common stock to former Telxon shareholders and reserved up to approximately
1.7 million shares to cover stock options with an average post-merger exercise price of approximately $28 per share. Also, Telxon has $24.4 million principal amount outstanding of convertible debentures with a post-merger conversion price of $53.50 per share, and $82.5 million principal amount outstanding of convertible notes with a post-merger conversion price of $55.00 per share.


Company Products and Services

General

     The Company develops, manufactures, sells and services scanner integrated mobile and wireless information management systems that consist of mobile computing devices, WLAN, bar code reading devices, network appliance devices, peripheral devices, software and programming tools and are designed to provide solutions to customer specific needs in information transactions. They are used in a variety of applications from collecting information at remote locations and transmitting information between these locations and the user's central data processing facility to facilitating e-commerce transactions by accessing and collecting price and product information at the point of activity for storing or placing orders via the Internet. Several Symbol devices also connect wirelessly to WANs.

     The Company's mobile computing devices are microprocessor-based, lightweight and battery-operated hand-held computers. Information may be captured by a device that reads bar codes or may be manually entered via a keyboard, a touch screen or a pen computer display/entry device. The information collected by the mobile computing device can then be transmitted instantly to a host computer across a WLAN or in some instances by modems (batch file transfer mode). Over 90 percent of the Company's mobile computing devices include an integrated bar code reader and approximately 90 percent offer optional integrated WLAN or WAN communication capability. Depending on the model, the Company's mobile computing devices may have up to 32 megabytes of RAM for information storage and multiple input and output capabilities for the connection of printers, bar code readers and communications devices.

     The Company distributes the most complete line of bar code reading equipment in the world. The Company's bar code reading products consist of devices designed to capture and decode one- and two-dimensional bar code symbols and store, process and transmit information. The Company designs and manufactures miniature scan engines, hand-held bar code readers, portable presentation scanners and fixed station point-of-sale scanners most of which employ laser technology to read information encoded
in bar code symbols.   The Company's bar code reading equipment
is compatible with a wide variety of information collection and retrieval systems, including computers, electronic cash registers, portable information collection devices and the Internet. Bar code readers are used to improve inventory management, productivity and cycle time in retail, transportation and logistics, parcel delivery and postal service, warehousing and distribution, factory automation, e-commerce and many other applications.

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

Design engineering and support for both the Company and OEM wireless network systems is conducted in the Company's San Jose, California facility. The focus of the group is the design of wireless network transaction systems, the Company's Spectrum One and Spectrum 24 WLANs and support for the integration of those high-performance networks into customers' data networks and enterprise-wide information systems.

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

     As a result of the Telxon acquisition in 2000, the Company also offers the PTC-710. The PTC-710 is a low-cost, hand-held portable data terminal designed for sales order entry, inventory control and other applications requiring batch data communications.

     The PDT 6800, introduced by the Company in 1998, is a versatile mobile computing device combining ruggedized housing for use in industrial settings with a small, light-weight, ergonomic form factor suitable for scan intensive retail applications. The PDT 6800 has a 35- or 46-key alphanumeric keypad for easy information input and a 16-line back-lit display for greater data content and readability. In 2000, the PDT 6800 was the Company's largest selling mobile computing device.

     As a result of the acquisition of Telxon, the Company added several additional mobile computing devices. The PTC-960SL was Telxon's best selling product and is a multi-purpose data management terminal well suited to both retail and industrial environments. This device is similar in performance and design to the PDT 6800. The PTC-960SL employs a non-shift full alphanumeric keyboard, a 16-line by 21-character graphic LCD display, and offers a choice of three integrated scanners for standard, long range, or high visibility scanning. An integrated direct sequence or frequency working radio provides wireless networking capability.

     Introduced by the Company in 1999, the PDT 7500 is a sealed, industrial use mobile computing device designed to withstand extreme conditions in transportation and logistics environments. Weighing only 19oz., the PDT 7500 is light enough for extended periods of use. Color-coded keys facilitate information entry and a 1/8 VGA screen with a 20-line back-lit display provides easy viewing of information even in dimly lit areas. The PDT 7500's 486-based AMD Elan microprocessor supports accelerated information processing and an integrated laser scan engine provides both one- and two-dimensional scanning capability. The Company introduced a wireless wide area network(WWAN) version of the PDT 7500 in 2000.

     In 1995, the Company introduced its first wearable scanning system, the WSS 1000, an innovative hand-mounted bar code-based information transaction system that allows mobile hands-free bar
code scanning, information collection and LAN connectivity.   The
WSS 1000 wearable computer system was designed for users who rely on the efficiency and accuracy of bar code scanning but require the use of both hands to perform job functions. The system, which consists of two components, combines the RS-1, a miniature scanner worn as a ring that allows the user to simply touch a thumb and index finger contact switch to scan a bar code and a compact, light-weight, wrist mounted computer with display which permits wireless communication to the host computer. In 1997, the Company introduced the WS 1200, a back-of-the-hand mounted scanner. Similar to the RS-1 wearable scanner, the WS 1200 is triggered by a thumb-actuated switch mounted on the user's index finger, however the WS 1200 is capable of scanning at longer distances than the RS-1 ring scanner.

     The PTC-2134, PTC-2234 and PTC-710 are pen based mobile terminals which were added to the Company's product offerings in 2000 as a result of the Telxon acquisition. The PTC-2134 features a diagonal full-VGA touch-screen and supports Windows 95r and Windows CEr. The PTC-2134 supports WLAN. The PTC-2234 extends the PTC-2134 series for use in hazardous locations and is approved for use with a non-incendive rating.

     In 1998, the Company and Palm Computing, Inc., developer of the Palm line of hand-held computers, entered into an agreement under the terms of which the Company manufacturers and distributes touch- and pen-input personal productivity tools utilizing the Palm operating system with an embedded bar code reading device. The Company is currently in the process of finalizing a new agreement with Palm. Introduced in 1998, the SPT 1500, a pocket sized mobile computing device based upon the Palm III architecture was the first of such products introduced by the Company. In 1999, the Company introduced the SPT 1700, a ruggedized version of the SPT 1500 with wireless LAN communication capability. With an embedded laser scan engine, the SPT 1700 provides users with the latest bar code scanning technology for collecting information and the Palm operating system allows programmers to easily build applications using scan-embedded graphical development tools. Designed for use in office workflow automation, route accounting, healthcare, education, retail, industrial and warehouse settings, the SPT 1700 is suited for use in any application where mobile workers need to collect and manage information at the point of activity. The SPT 1700 has 2MB each of random access memory and flash memory and is available in an optional 4MB of flash memory and 8MB of random access memory configuration to accommodate larger application demands. In 2000, the Company introduced the SPT 1700-2D, which reads two-dimensional bar codes as well as one-dimensional barcodes.

     The Company also introduced two WWAN versions of the SPT 1700 in 2000, the SPT 1733 and SPT 1734. The SPT 1733 works with the CDPD network while the SPT 1734 is based on the GSM standard. Both products offer Internet connectivity and enable access to web-based applications or corporate intranet data from any phone where wireless IP service is available.

     Introduced by the Company in 1999, the PPT 2700 mobile computing device is substantially similar to the SPT 1700; however, it is based on the Microsoft Windows CEr operating system. Designed to work specifically with mobile computers, the Windows CE? operating system allows PPT 2700 users to collect information via a familiar Windows interface and allows developers to create applications with standard 32-bit desktop tools. In 2000, the Company introduced a version of the PPT 2700 that runs on Microsoft's Pocket PC? operating system. The PPT 2700's ruggedized design, integrated laser scan engine and Spectrum 24 WLAN connectivity allow users in harsh environments, such as warehouse management, and in diverse applications, from medical service providers to school administrators and teachers, to access remote information at the point of activity. The Company also introduced in 2000 a version of the PPT 2700 that reads two-dimensional bar codes as well as WWAN versions of the 2700 that operate on the CDPD and GSM networks, respectively.

     In 1999, the Company introduced the VRC 6900, a ruggedized vehicle mounted or wall mounted touch screen computer capable of withstanding extreme temperatures and harsh industrial environments.

     Due to the Telxon acquisition in 2000, the Company began offering a fixed mount terminal, the PTC-860IM, which is an industrial strength mobile computer that can be used on a forklift or as a fixed mount device. It is designed to capture, process and communicate information from virtually anywhere in the mobile workplace. The PTC-860IM features large ergonomically designed keys and a full alphanumeric keypad, and is compatible with the Company's line of bar code reading devices.

     Introduced by the Company in 1996, the Symbol Mobile Gateway
(SMG) is an industrialized, PC-based host computer designed for installation in truck cabs and cars. A wireless WAN radio modem provides communication across major wide area network systems to a user's enterprise-wide network and Spectrum 24 LAN capability connects the SMG to the Company's mobile computing devices, providing in-vehicle connectivity and communication capabilities for motor freight, parcel delivery and private fleet operations.

     The Company sells several different hand-held laser scanners, the most important of which is the LS 4000I. The LS 4000I was introduced in 1998. The LS 4000I is a trigger operated, visible laser diode-based scanner capable of reading PDF 417, a high-density, high-capacity portable data file storing approximately one kilobyte of data in a machine-readable code and all conventional linear bar codes. PDF 417 is a two-dimensional bar code symbology that incorporates error correction capability and has one hundred times the information capacity of a traditional linear bar code. Unlike linear bar codes, PDF 417 can contain an entire data record reducing or eliminating the need for an external system of linked information storage. PDF 417 may be read by either a laser-based bar code reader or a CCD imager. Most other two-dimensional codes can only be read by a CCD imager. The LS 4000I combines high-performance scanning and an advanced ergonomic form factor making it ideal for price scanning and inventory management in a wide variety of retail and commercial applications.
                                  -7-


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

     In 1999, the Company introduced the Vision System 4000 (VS
4000) Series, the first in a series of CCD imaging devices. The VS 4000 is a hand-held image scanner capable of reading bar code symbologies presented in any orientation and digital image capture. An embedded CCD imaging engine provides VGA resolution images and user-selectable imaging options, and allows users to choose image characteristics such as compression, quality, transfer time and file size.

     In 2000, due to the Telxon acquisition, the Company introduced the P300 IMG Industrial Bar Code Imager, a rugged hand-held imager for reading all major bar code symbologies.
This product is designed to meet stringent industrial standards and can also capture images and signatures.

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

     Introduced by the Company in 2000, the M 2000 Series is a versatile countertop projection and hand-held scanner that allows users to select from three different scan patterns depending upon their scanning requirements. With an integrated laser scan engine, the M 2000 is capable of scanning in a rotating omni-directional scan pattern for reading linear bar codes in any orientation, a smart raster scan pattern for reading two-dimensional bar codes and a high density single line scan pattern for reading poorly printed and damaged bar codes. Designed for retail and light industrial use, the M 2000's ergonomic built-in stand provides for both hand-held scanning and hands-free counter top or wall mount scanning. Several major retailers initiated rollouts of M 2000 products in 2000.

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

     In 2000, the Company introduced the Magellanr SLT Slimline family of 360-degree scanners for high volume point of sale environments such as supermarkets, hyper markets and mass merchandisers. The Magellanr family includes a scanner/scale version that provides added functionality and increases productivity at the check-out counter.

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

     The SE 900, introduced by the Company in 1998, is one of the smallest, lightest scan engines available today. Measuring only
0.2 cubic inch, the SE 900 is 20 percent the size and 15 percent the weight of the SE 1200, allowing third party manufacturers to integrate bar code scanning capabilities into smaller devices without compromising the ergonomic design of the device.

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

     In 1999, the Company introduced the SE 4200 series imaging engine, a high-performing CCD image processor that is capable of reading all major one-dimensional and two-dimensional bar code symbologies and digital image capture.

     In 1993, the Company introduced a self shopping system for food and non-food retailers. The system, which is integrated with the retailer's point-of-sale system, utilizes the Company's CST 2000 or the CST 3000 mobile computing device with an integrated laser scanner that allows shoppers to scan and tabulate their purchases as they shop. The system has been installed worldwide at selected mass merchandise, retail, food and other retail operations. The CST 3000 enables distribution of marketing and promotional content to consumers while they shop.

     In 1996, the Company introduced a version of the self shopping system capable of communicating via the Company's WLAN which has substantially replaced the batch version of the system.
There are currently systems installed or ordered in over 500 stores in 40 chains in 20 countries on 5 continents.

    In addition to being utilized in the Company's self-shopping system, the CST 3000 Series, introduced in 1999, is a multi-purpose, trigger operated wireless bar code scanner with flexible configurations that also serves as a network scanning appliance allowing users to communicate with an enterprise intranet or the Internet via the Company's WLAN. The CST 3000 provides enhanced user interface with an eight-line, 21-character text and graphics display and a Motorola Power PC microprocessor for a variety of consumer and industrial application requirements, including self-shopping.

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

     The CS 2000, introduced by the Company in 1999, is a miniature, laser-based memory scanner and Internet appliance designed for use in the consumer electronic retail market. The pocket size CS 2000 allows consumers to browse through retailers' printed catalogs, advertisements and documentation, scan a bar code for items of interest, and quickly and efficiently order or obtain additional information on the item through the Internet. In addition, the CS 2000 can be used by shoppers in retail establishments and malls to scan bar codes on items of interest, capturing the item's description and price, and then to download the information to an Internet web site for later retrieval.

     The Company added to its consumer scanning product line in 2000 by introducing the CS-1504, a pocket sized laser scanner that allows consumers to read bar codes and link to the web, or create a shopping list. Up to 150 bar codes can be stored in its internal memory. Its functionality includes scan, delete and clear, and it can be linked to a computer with a cable connection.

     The Company also introduced in 2000 the innovative CSM 150 Bar Code Scanner for HandspringT VisorT Handhelds. The Visor is a well known hand-held computing device that runs on the Palm operating system. The CSM 150 scan module plugs directly into the SpringboardT expansion slot at the back of any visor and transforms any Handspring Visor into a consumer bar code scanner. The scanning enabled Visor can be used for electronic shopping and other e-commerce applications.

     The Company offers two spread spectrum-based, WLAN families of products. In 1990, the Company introduced its Spectrum Oner direct sequence cellular RF network for wireless data transactions. The Company plans to discontinue its Spectrum One models in 2001. Spectrum 24r, introduced in 1995, is a high-performance, frequency hopping network that operates at 2.4 GHz frequency. Based on spread spectrum RF technology, Spectrum One and Spectrum 24 networks both provide real-time wireless data communications with a host computer for hundreds of portable and fixed-station computers and radio-integrated scanners. In 1998, the Company introduced a 2Mb version of the Spectrum 24 network and in 1999, the Company introduced a direct sequence, WLAN that supports high throughput applications up to 11 Mbps. This high data rate WLAN, based on the recently ratified IEEE 802.11b open airwaves standard for 11 Mbps data transmission, now provides users with high-speed wireless capabilities for rapid data transfer from server to terminal, image transfer, Internet communications, customer self-scanning services and streaming video. In 2000, the Company introduced additional 802.11 compliant 11 MB radio cards and access points. Installation of the Company's wireless networks at various customer sites began in 1991 and these networks are now installed in over 50,000 sites worldwide. The Spectrum-based systems work in tandem with a broad range of the Company's wireless mobile computing and telephony devices. Telxon also sold products using the Air-I/O? spread spectrum radio technology (both 900 MHz and 2.4 GHz), which will also be discontinued in 2001.

     In 1998, the Company introduced the NetVision wireless LAN telephone system. Based upon voice-over IP technology, the telephone which looks like a standard cellular telephone, allows users to place or receive calls worldwide, without additional charge, between other telephones or PC-based telephones located at any site served by an internal TCP/IP network. To date sales of the NetVision telephone have not been material. The NetVision system connects to a user's TCP/IP system via the Company's Spectrum 24 WLAN. In 1999, the Company introduced a new network appliance in the NetVision line, the NetVision Data Phone. The NetVision Data Phone integrates voice communication, a bar code scanner, a data entry keypad, a Web browser, a serial port for printing and a Spectrum 24 WLAN radio card into a single lightweight device that allows users to bridge the gap between voice and data networks and the Internet. The combination of
                            -12-



communication capabilities makes the NetVision Data Phone a useful productivity tool for a wide range of industries including retail, warehouse, healthcare and education.

     Product list prices for the Company's products range between $125 to $10,594, depending on product configuration. The Company offers discounts off list price for quantity orders and sales are frequently made at prices below list price.

Software and Programming Tools

     The Company's products and systems utilize software which consists of a number of specialized applications and communications software programs, that run under a variety of operating platforms including Microsoft MS-DOS, Caldera DR-DOS, Palm OS, Microsoft Windows?, Microsoft Windows CE? and Microsoft Pocket PC?. A series of application development kits (ADKs) and software development kits (SDKs) are available to allow the Company's programmers, value added resellers (VARs) and end-user customers to develop applications that fully utilize the integrated features of the Company's family of mobile computing devices. The ADKs and SDKs provide the software drivers and libraries required to maximize product performance. Used in conjunction with industry standard development tools, software developers can easily create and support applications to meet specific customer requirements.

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

     The Company's domestic customer support operations include locations in Arkansas, California, Indiana, Idaho, Illinois,

Kentucky, Michigan, Minnesota, New York and Texas. The Company's foreign customer support offices include locations in Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Norway, Singapore, South Africa, Spain, Sweden and the United Kingdom. These centers enhance the Company's ability to respond to its customers' requirements for fast, efficient service.

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

     Maintenance and support revenues contributed less than 10 percent of the Company's total revenues for the years ended
December 31, 2000, 1999 and 1998.

Sales and Marketing

     The Company presently markets its products domestically and internationally through a variety of distribution channels, including a direct sales force, original equipment manufacturers, VARs and sales representatives and distributors. VARs distribute the Company's products to customers while also selling to those customers other products or services not provided by the Company. The Company's sales organization includes domestic sales offices located throughout the United States and foreign sales offices in Argentina, Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Norway, Peru, Singapore, South Africa, South Korea, Spain, Sweden and the United Kingdom.

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

     The following table sets forth certain information as to international sales of the Company:

                                       Year Ended
                                       December 31,__________
                                     (in thousands)
                                 2000      1999      1998
     Area
EMEA
(Europe, Middle East, Africa)  $355,736  $343,507  $284,084
Asia Pacific                   $ 82,051  $ 64,577  $ 47,901
Other                          $ 95,861  $ 75,272  $ 67,687

     The Company undertakes hedging activities to the extent of known cash flow in an attempt to minimize the impact of foreign currency fluctuations.


Manufacturing

     The products that are manufactured by the Company are manufactured at its Bohemia, New York and Reynosa, Mexico facilities.

     While components and supplies are generally available from a variety of sources, the Company presently depends on a single source or a limited number of suppliers for several components of its equipment, certain subassemblies and certain of its products. In 2000, unexpected demand for communication products caused worldwide shortages of certain electronic parts and allocation of such parts by suppliers that had an adverse impact on the Company's ability to deliver its products as well as the cost of producing such products. Although component availability appears to be improving, such shortages may continue in 2001 and may have an adverse effect on the Company's ability to deliver its products or to deliver its products on time or to manufacture its products at anticipated cost levels. While the Company has increased inventory levels and entered into contracts with suppliers of parts that it anticipates will be in short supply, there can be no assurance that additional parts will not become the subject of such shortages or that such suppliers will be able to deliver the parts in fulfillment of their contracts.

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

     The failure of any other third party to supply products to the Company could have an adverse affect on the Company's ability to deliver such products to its customers. In 2000, third party suppliers of products to the Company were subject to the same shortages of electronic parts and allocation of such parts. Although the Company believes that such parts shortage is improving it may continue to be a factor in 2001. However, the Company has no reason to believe that these suppliers will be unable to meet their supply or delivery obligations to the Company over any extended period.

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

     The Company uses both its own associates and from time-to-time unaffiliated consultants in its product engineering and research and development programs. Dr. Jerome Swartz, Chairman of the Board of Directors and Chief Scientist of the Company, leads the Company's research, patent and new product development programs. From time-to-time the Company has participated with and/or partially funded research projects in conjunction with a number of universities including the State University of New York at Stony Brook, Polytechnic University of New York, Massachusetts Institute of Technology, University of California at San Diego and Tel Aviv University in Israel.

     The Company expended (including overhead charges) approximately $51,125,000, $38,426,000, and $31,030,000 for research and development during the years ended December 31, 2000, 1999, and 1998, respectively.

Competition

     The business in which the Company is engaged is highly competitive and acutely influenced by advances in technology, product improvements and new product introduction, and price competition. To the Company's knowledge, many firms are engaged in the manufacture and marketing of products in its three core technologies, bar code reading equipment, wireless networks and mobile computing devices. While some companies are engaged in the manufacture and marketing of products in more than one of these technologies, the Company is unaware of any other company that is engaged in all three. Numerous companies, including present manufacturers of scanners, lasers, optical instruments, microprocessors, wireless networks, notebook computers, PDAs and telephonic and other communication devices have the technical potential to compete with the Company. Many of these firms have far greater financial, marketing and technical resources than the Company. The Company competes principally on the basis of performance and the quality of its products and services.

     The Company believes that its principal competitors are BreezeCom, Inc., Casio, Inc., Cisco Systems, Inc., Fujitsu, Ltd., Hewlett-Packard Company, Intermec Technologies Corporation, Lucent Technologies, Inc., LXE Inc., Matsushita Electric Industrial Co., Ltd., Metrologic Instruments, Inc., Motorola, Inc., NipponDenso Co., Opticon, Inc., Proxim, Inc., PSC Inc., Psion Teklogix Inc., and Welch Allyn, Inc.

Patent and Trademark Matters

     The Company files domestic and foreign patent applications to support its technology position and new product development. The Company owns over 550 U.S. Letters Patents covering various aspects of the technology used in the Company's principal products, and has entered into cross-license agreements with other companies. In addition, the Company owns numerous foreign companion patents. The Company has also filed additional patent applications in the U.S. Patent and Trademark Office as well as in foreign patent offices. The Company will continue to file patents, both United States and foreign, to cover its most recent research developments in the scanning, information collection and network communications fields. One of the Company's basic patents covering hand-held laser scanning technology expired on

June 6, 2000, and a key companion patent will expire in June 2003. A key scanner integrated computer patent will expire in 2005. While it is possible that products might be designed that would have infringed the patent which expired in 2000 but do not infringe the patent which expires in 2003, the Company believes that such products would be sufficiently inferior as compared to current hand-held products that they would not gain meaningful customer acceptance in the market place. Accordingly, the Company does not believe that the introduction of such products would have a material adverse effect on the Company or its competitive position. Furthermore, the expiration of the patent in 2000 has not diminished the Company's royalty income from licensees because all of the Company's license agreements that grant rights under these patents include both patents and the products that licensees are selling. The license agreements are structured so that there is no reduction in royalty payments upon the expiration of any one patent.

     The Company believes that its patent portfolio does provide some competitive advantage in that such patents tend to limit the number of unlicensed competitors and permit the Company to manufacture products that may have features that provide better performance and/or lower cost. Although management believes that its patents provide some competitive advantage, the Company depends more for its success upon its proprietary know-how, innovative skills, technical competence and marketing abilities. In addition, because of rapidly changing technology, the Company's present intention is not to rely primarily on patents or other intellectual property rights to protect or establish its market position. Instead, the Company has established a program to protect its investment in technology by enforcing and licensing certain of its intellectual property rights. The Company has entered into royalty-bearing license agreements with, among others, Intermec Technologies Corporation, LXE Inc., Metrologic Instruments, Inc. and PSC, Inc.

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

     On November 20, 2000, the Company and PSC entered into a global settlement resolving all litigation and disputes between the parties. The parties also entered into product-supply agreements for products that will begin shipping in the second half of 2001. Under the terms of the supply agreements, PSC has agreed to purchase hand-held laser scanners and scan engines from Symbol. Symbol has agreed to purchase fixed-position retail point-of-sale scanners from PSC.

     The agreements also settled all disputed royalty payments, and upheld all of the patents asserted by Symbol. In addition, the parties have also amended and clarified PSC's existing license agreement and included certain new patents. This settlement also resolved the Company's litigation against Data General.

     In March 2001, Proxim Incorporated ("Proxim") sued the
Company, 3Com Corporation, Wayport Incorporated and SMC Networks Incorporated in the United States District Court in the District
of Delaware for allegedly infringing three patents owned by
Proxim.  Proxim did not identify any specific products of the
Company that allegedly infringe these three patents.  Proxim also filed a similar lawsuit in March 2001 in the United States
District Court in the District of Massachusetts against Cisco
Systems, Incorporated and Intersil, Incorporated.   The complaint
against the Company seeks , among other relief, unspecified damages for patent infringement, treble damages for willful infringement, and a permanent injunction against the Company from infringing these three
patents.   In a press conference held after the filing of the complaints,
Proxim indicated that it was interested in licensing the patents that are the subject of the lawsuit against the Company. The Company believes that the allegations of the lawsuit are meritless and intends to defend this action vigorously.

     On July 21, 1999, the Company and six other leading members of the Automatic Identification and Data Capture industry jointly initiated litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit, which is entitled Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships, was commenced in the U.S. District Court, District of Nevada in Reno, Nevada. In the litigation, the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed. The other six Auto ID companies who are plaintiffs in the lawsuit are Accu-Sort Systems, Inc., Intermec Technologies Corporation, a wholly owned subsidiary of UNOVA, Inc., Metrologic Instruments, Inc., PSC Inc., Psion Teklogix Corporation, a wholly owned U.S. subsidiary of Psion Teklogix International, Inc. and Zebra Technologies Corporation. The Company has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne by the other Auto ID companies.

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

     On April 12, 2000, the Lemelson Partnership filed its Answer to the Complaint in the Symbol et. al. v. Lemelson Partnership case. In the Answer, the Lemelson Partnership included a counterclaim against the Company and the other plaintiffs seeking a dismissal of the case. Alternatively, the Lemelson Partnership's counterclaim seeks a declaration that the Company and the other plaintiffs have contributed to, or induced infringement of particular method claims of the patents-in-suit by the plaintiffs' customers. The Company believes there is no merit to the Lemelson Partnership's counterclaim.

     On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying, superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal. The Company believes the Federal Court will hear oral argument on the motion later in 2001.

     On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. On August 8, 2000, the Lemelson Partnership filed a motion seeking an extension of approximately ten weeks in which to file an answer to this motion. On August 31, 2000, the Court granted the Lemelson Partnership's motion for such an extension. On October 25, 2000, the Lemelson Partnership filed a combined opposition to the motion of the Auto ID companies for partial summary judgment and its own cross-motion for partial summary judgment that many of the claims of the Lemelson Partnership's patents satisfy the written description requirement. On January 8, 2001, the Auto ID companies filed a combined reply in support of their partial summary judgment motion and opposition to the Lemelson Partnership's partial summary judgment cross-motion. The Company believes that the District Court will probably hear oral arguments on this motion later in 2001.

     Although the Company believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement and other claims against the Company or that such claims will not be successful. The Company has received and has currently pending such claims and in the future may receive additional such notices of claims of infringement of other parties' rights. In such event, the Company has and will continue to take reasonable steps to evaluate the merits of such claims, take such action as it may deem appropriate, which action may require that the Company enter into licensing discussions, if available, and/or modify the affected products and technology, or result in litigation against parties seeking to enforce a claim which the Company reasonably believes is without merit. The Company in the past has been involved in such litigation and additional litigation may be filed in the future. Such parties have and are likely to claim damages and/or seek to enjoin commercial activities relating to the Company's products or technology affected by such parties' rights. In addition to subjecting the Company to potential liability for damages, such litigation may require the Company to obtain a license in order to manufacture or market the affected products and technology.
To date, such activities have not had a material adverse affect on the Company's business and the Company has either prevailed in all litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that the Company will continue to prevail in any such actions or that any license required under any such patent would be made available on commercially acceptable terms, if at all. There are a significant number of U.S. and foreign patents and patent applications in the Company's areas of interest, and the Company believes that there has been and is likely to continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

Associates

     At December 31, 2000, the Company had approximately 6,000 full-time associates. Of these, approximately 4,900 were employed domestically. The Company expects the number of full-time associates to decrease during 2001 as it completes its restructuring of Telxon. The Company also employs temporary production personnel. None of the Company's associates are represented by a labor union. The Company considers its relationship with its associates to be good.


Item 2.  Properties

         The following table states the location, primary use and approximate size of all principal plants and facilities of the Company and its subsidiaries and the duration of the Company's tenancy with respect to each facility.

Location             Principal Use        Size             Tenancy/Ownership

One Symbol Plaza     World Headquarters   299,000 square   Owned
Holtville, NY                             feet

McAllen, Texas*      Distribution         approximately    Owned
                     Facility             320,000 square
                                          feet

Houston, Texas**     Manufacturing and    152,200 square   Owned
                     Customer Service     feet

Reynosa, Tamaulipas  Manufacturing        140,000 square   Owned
Mexico***                                 feet

116 Wilbur Place     Manufacturing        92,000 square    Owned
Bohemia, NY                               feet

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

12 & 13 Oaklands Pk. Customer Service     21,700 square    Owned
Fishponds Road                            feet
Wokingham, Berkshire
England

110 Orville Drive    Manufacturing        110,000 square   Leased:  expires
Bohemia, NY                               feet             August 31, 2009

Valley Oak           Network Systems      100,000 square   Leased:  expires
Technology Campus    Engineering,         feet             August 12, 2009
San Jose, CA         Marketing

1101 Lakeland Ave.   Manufacturing,       90,400 square    Leased:  expires
Bohemia, NY          Administration and   feet             August 31, 2009
                     Distribution

Woodlands, Texas**   Technology Center    69,671 square    Leased:  expires
                                          feet             June 30, 2008

El Paso, Texas       Customer Service     62,660 square    Leased:  expires
                     Center and Warehouse feet             December 14,2007

Berkshire Place      EMEA Headquarters,   55,500 square    Leased:  expires
Winnersh Triangle    Marketing and        feet             December 31,2012
Winnersh, Wokingham  Administration and
Berkshire, England   U.K. Headquarters

Juarez, Mexico       Customer Service     50,000 square    Leased:  expires
                     Center and Warehouse feet             April 13, 2004

* This facility is under construction and is expected to become operational in the fourth quarter of 2001.

** These are facilities of Telxon that will either be closed or sold in 2001.

*** This facility is being expanded by approximately 150,000 square feet. The expansion is expected to be completed by the fourth quarter of 2001.

     In addition to these principal locations, the Company and its subsidiaries also lease other offices throughout the world, ranging in size from approximately 150 to 40,000 square feet.

Item 3.   Legal Proceedings

      See Patent and Trademark Matters for a discussion of certain other litigation involving the Company.


Telxon Litigation

     From December through March 1999, a total of 27 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of Telxon on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period from May 21, 1996 through February 23, 1999 or various portions thereof, alleging claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to Telxon's financial performance and prospects and an alleged violation of generally accepted accounting principles by improperly recognizing revenues. The named defendants are Telxon, its former President and Chief Executive Officer, Frank E. Brick, and its former Senior Vice President and Chief Financial Officer, Kenneth W. Haver. The actions were referred to a single judge. On February 9, 1999, the plaintiffs filed a Motion to consolidate all of the actions and the Court heard motions on naming class representatives and lead class counsel on April 26, 1999.

     On August 25, 1999, the Court appointed lead plaintiffs and their counsel, ordered the filing of an Amended Complaint, and dismissed 26 of the 27 class action suits without prejudice and consolidated those 26 cases into the first filed action. The lead plaintiffs appointed by the Court filed an Amended Class Action Complaint on September 30, 1999. The Amended Complaint alleges that the defendants engaged in a scheme to defraud investors through improper revenue recognition practices and concealment of material adverse conditions in Telxon's business and finances. The Amended Complaint seeks certification of the identified class, unspecified compensatory and punitive damages, pre- and post-judgment interest, and attorneys' fees and costs. Various appeals and writs challenging the District Court's August 25, 1999 rulings were filed by two of the unsuccessful plaintiffs but have all been denied by the Court of Appeals.

     On November 8, 1999, the defendants jointly moved to dismiss the Amended Complaint, which was denied on September 29, 2000. Following the denial, the parties filed a proposed joint case schedule, discovery commenced, and the parties each filed their initial disclosures. On October 30, 2000, defendants filed their answer to the plaintiffs' amended complaint as well as a Motion for Reconsideration or to Certify the Order Denying the Motion to Dismiss for Interlocutory Appeal and request for oral argument, and a memorandum of points and authorities in support of that motion. On November 14, 2000, Plaintiffs filed a Memorandum in Opposition of Defendants Motion. This Motion was denied on January 19, 2001. On November 1, 2000, defendants filed a Motion for Application of the Amended Federal Rules of Civil Procedure to the case, and on November 16, 2000, the Court granted this Motion in part and held that the Court will apply the new rules of evidence and new rules of civil procedure except to the extent those rules effectuate changes to Rule 26 of the Federal Rules for Civil Procedure. Discovery is in its preliminary stages.

     By letter dated December 18, 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission (the "Commission") advised Telxon that it was conducting a preliminary, informal inquiry into trading of the securities of Telxon at or about the time of Telxon's December 11, 1998 press release announcing that Telxon would be restating the revenues for its second fiscal quarter ended September 30, 1998. On January 20, 1999, the Commission issued a formal Order Directing Private Investigation and Designating Officers To Take Testimony with respect to the referenced trading and specified accounting matters, pursuant to which subpoenas have been served requiring the production of specified documents and testimony.

     By letter dated March 9, 2001, the Division of Enforcement of the Commission informed Telxon that it had made a preliminary determination to recommend that the Commission initiate an action against Telxon for violation of various sections of the federal securities laws and regulations and to seek permanent injunctive relief and appropriate monetary penalties against Telxon. The Division of Enforcement has also indicated that it intends to recommend similar action against one current and two former employees of Telxon. The Commission has given Telxon until April 23, 2001 to indicate in a written submission why Telxon believes no action should be instituted against it. Telxon has not accrued for any fines or penalties under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," because the amount of any such fine or penalty is not estimable.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 4A.  Executive Officers of the Registrant

     The following table sets forth the names, ages and all positions and offices held by the Company's executive officers:

Tomo Razmilovic........ 58   President, Chief Executive Officer
                             and Director

Jerome Swartz.......... 60   Chairman of the Board of Directors,
                             Chief Scientist and Director

Leonard H. Goldner..... 53   Executive Vice President, General
                             Counsel and Secretary

Robert Blonk........... 54   Senior Vice President-Human
                             Resources

Frank J. Borghese...... 46   Senior Vice President and General
                             Manager, Worldwide Sales & Services

Brian T. Burke......... 54   Senior Vice President, Worldwide
                             Operations

Ron Goldman............ 40   Senior Vice President, General
                             Manager-Mobile Computing/
                             Scanning Marketing

Kenneth Jaeggi......... 55   Senior Vice President-Finance and
                             Chief Financial Officer

Joseph Katz............ 48   Senior Vice President, Research and
                             Development

Boris Metlitsky........ 53   Senior Vice President, General
                             Manager-Mobile Computing/Scanning
                             Engineering

Satya Sharma........... 60   Senior Vice President-Corporate
                             Quality and Wireless Systems
                             Engineering

Robert W. Korkuc....... 38   Vice President, Chief Accounting
                             Officer

     Mr. Razmilovic had been the President and Chief Operating Officer of the Company from October 1995. Effective July 1, 2000, Mr. Razmilovic assumed the position of Chief Executive Officer. He was previously Senior Vice President-Worldwide Sales and Services. He first joined the Company in September 1989. From January 1989 to August 1989, he was President and Chief Executive Officer of Cominvest Group, a Swedish multinational high technology company. From August 1985 to December 1988, he was President of ICL International, a major European computer manufacturer and he also led its industry marketing and software development divisions.

     Dr. Swartz co-founded and has been employed by the Company since it commenced operations in 1975. He has been the Chairman of the Board of Directors for more than the past fifteen years, and served as Chief Executive Officer of the Company for more than fifteen years until July 1, 2000. Dr. Swartz was an industry consultant for 12 years in the areas of optical and electronic systems and instrumentation and has a total of some 160 technical papers and issued and allowed U.S. patents to his credit, including the Company's basic patents in hand-held laser scanning. He is also a trustee of the Polytechnic University of New York and an adjunct full professor of Electrical Engineering at the State University of New York at Stony Brook. He is also a fellow of the Institute of Electrical and Electronic Engineering and a member elect to the National Academy of Engineering.

     Mr. Goldner joined the Company in September 1990.  From
September 1979 until August 1990, he was a partner of the New
York law firm of Shereff, Friedman, Hoffman & Goodman, which was securities counsel to the Company.

     Mr. Blonk joined the Company in August 1997. Prior to joining the Company, he had been employed for thirty years by Lucent Technologies, Inc. in a number of positions, the most recent of which was as its Director of Technical Business Operations.

     Mr. Borghese has been employed by the Company for more than the past ten years in various sales and sales management positions.

     Mr. Burke has been employed by the Company for more than the past ten years in various managerial and financial positions.

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

     Dr. Sharma joined the Company in March 1995. Prior to joining the Company, Dr. Sharma held various management positions at AT&T. From April 1990 to March 1995, Dr. Sharma served as Director of Quality of AT&T's Power Systems Division and from January 1986 to April 1990 he was a Department Head at AT&T Bell Labs.

     Mr. Korkuc joined the Company in October 1990 and has served in various finance and accounting positions. He is a member of the American Institute of Certified Public Accountants and the
New York State Society of Certified Public Accountants.

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

Year Ending:                         High*    Low*     Dividend

December 31, 1999   First Quarter    43.25    28.06
                    Second Quarter   38.13    26.00      $.02
                    Third Quarter    41.38    32.63
                    Fourth Quarter   65.00    29.63      $.015

December 31, 2000   First Quarter    69.00    34.29      $.015
                    Second Quarter   63.25    35.38
                    Third Quarter    55.75    31.19      $.01
                    Fourth Quarter   46.25    25.63


      *Adjusted to reflect a three-for-two stock split, effective
June 14, 1999 and a three-for-two stock split, effective April 5, 2000.

     As of March 1, 2001 there were 1,544 holders of record of the Company's Common Stock.

     Historically, changes in the Company's results of operations or projected results of operations have resulted in significant changes in the market price of the Company's Common Stock. As a result, the market price of the Company's Common Stock has been highly volatile. In addition, the stock prices of many well known technology companies have recently experienced significant volatility as a result of failing to meet revenue or earnings forecasts. The Company's Common Stock may also experience substantial volatility if its operational results do not meet projections.

     Payment of future dividends is subject to approval by the Company's Board of Directors. Recurrent declaration of dividends will be dependent on the Company's future earnings, capital requirements and financial condition.

     On May 12, 1999, February 14, 2000 and February 26, 2001, the Board of Directors of the Company declared a three-for-two stock split, payable as a 50 percent dividend, on June 14, 1999, April 5, 2000 and April 16, 2001, respectively, to all shareholders of record on June 1, 1999, March 13, 2000 and March 26, 2001, respectively.





































                              -33-

                                            Item 6. Selected Financial Data
                                         (in thousands, except per share data)
                                                          Year Ended December 31,__________________
Operating Results:                            2000(1)      1999       1998(2)     1997       1996(3)
Net Revenue                               $1,449,490   $1,139,290   $977,901    $774,345   $656,675

Net (Loss) Earnings                         ($68,966)    $116,364    $92,964     $70,232    $50,256

(Loss) Earnings Per Share:

Basic                                         ($0.50)       $0.88      $0.70       $0.53      $0.38

Diluted                                       ($0.50)       $0.82      $0.66       $0.51      $0.37


Financial Position:

Total Assets                              $2,093,199   $1,047,944   $838,399    $679,190   $614,238
Working Capital                             $620,214     $351,613   $295,317    $241,846   $221,678
Long-Term Debt, less
 Current Maturities                         $201,144      $99,623    $64,596     $40,301    $50,541
Stockholders' Equity                      $1,201,696     $640,460   $530,928    $453,742   $399,676

Weighted Average Number of Common
 Shares Outstanding:
  Basic                                      137,629      132,488    132,291     132,836    130,944
  Diluted                                    137,629      141,572    140,481     137,781    137,088

(1)  Includes pre-tax charges for costs associated with restructuring, impairment and the acquisition of Telxon Corporation of $273,521 or ($1.46) diluted loss per share.

(2)  Includes a pre-tax charge for costs associated with a terminated acquisition of $3,597 or
$0.02 diluted earnings per share.

(3)  Includes a pre-tax charge for costs associated with acquisition related matters of
$12,341 or $0.06 diluted earnings per share.

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

     While the Company, from time to time, communicates with securities analysts, you should not assume that the Company agrees with any statement or report issued by any analyst regardless of the content of the statement or report. The Company has a policy against issuing financial forecasts or projections or confirming the accuracy of forecasts or projections issued by others. If reports issued by securities analysts contain projections, forecasts or opinions, those reports are not the responsibility of the Company.


Financial Performance. The Company's operating results may vary in the future as a result of a number of factors, including:

     -  changes in technology
     -  new competition

     -  economic conditions
     -  customer demand
     -  a shift in the mix of the Company's products
     -  a shift in sales channels
     - the market acceptance of new or enhanced versions of the Company's products
     - the timing of introduction of other products and technologies
     -  any associated charges to earnings
     - any cancellation or postponement of orders, or bookings failing to materialize into orders
-  component shortages
-  acquisitions made by the Company


Economic Conditions. There has been significant evidence that the United States economy has been slowing in the last quarter of 2000 and the first quarter of 2001. There has also been concern expressed that the United States economy may be heading into a recession, and that a decline in the United States economy could have worldwide effects. The European economy has also experienced weakness. Numerous well known high technology companies have missed projected earnings forecasts and performed below expectations in the last quarter of 2000 and the first quarter of 2001. Some of these companies have attributed their shortfalls in revenues and earnings to the slowing United States economy or weakness in Europe. The Company's business and operating results may be negatively affected if the growth rate of the United States economy continues to decline, if the United States economy experiences a recession, or if the European economy does not improve. The Company's business and operating results may also be negatively affected if the retail industry, which accounts for a significant portion of the Company's business, does not improve.

Acquisitions. The Company has in the past and may in the future acquire businesses or product lines as a way of expanding its product offerings and acquiring new technology. If the Company does not identify future acquisition opportunities and/or integrate businesses that it may acquire effectively, the Company's growth may be negatively affected. In 2000, the Company acquired Telxon, the largest acquisition in the Company's history. If the Company does not realize the expected synergies and efficiencies from acquiring Telxon, or realizes them more slowly than anticipated, the Company's business and operating results may be affected negatively. The Company's business and operating results may also be affected negatively if the Company does not effectively rationalize the assets, physical plant, products, schedule, personnel, sales and marketing, purchasing, and manufacturing efforts and strategies, of Telxon and Symbol. The Company expects to realize annual synergies of $125 million beginning in the third quarter of 2001, which is anticipated to result in the acquisition of Telxon being accretive for the full year 2001, including the effects of goodwill. However, there can be no assurance that the Company will realize these objectives.

Forecasts. The volume and timing of orders the Company receives during a fiscal quarter are difficult to forecast. Sometimes customers have canceled orders or rescheduled shipments ordered from the Company. The Company has operated with a relatively
small backlog.  The Company monitors backlog.   Because most
customers order products for delivery within 45 days, the Company does not believe that backlog provides a good indication of financial performance except for the then current fiscal quarter. Shipments made during a fiscal quarter are usually in response to orders received either during that quarter or shortly before the beginning of that quarter. Shipments for orders received in a fiscal quarter are usually from products manufactured in that quarter. The Company maintains significant levels of raw materials so it can meet delivery requirements of its customers. The Company may not be able to procure the appropriate mix of raw materials to accommodate all orders in a quarter. Because of the levels of current and anticipated backlog, the Company's financial performance in any quarter is dependent upon obtaining orders in that quarter which can be manufactured and delivered to its customers in that quarter. Financial performance for any quarter is not known until near the end of that quarter. The Company's expense levels are partly based on the level of future revenues the Company expects. The Company's total operating expenses have increased as it has expanded its operations. Because of the difficulty of forecasting revenue and the Company's planned growth in spending, operating expenses could be unusually high for any quarter causing the Company's operating profit to be negatively affected for that quarter.

Product Mix.  The Company anticipates that in 2001:

- it will sell more products with lower margins than it did in the past; and
- lower margin products will make up a larger portion of sales than they have in the past.

     If the Company does not increase sales and/or lower operating expenses to compensate for lower overall margins, operating profit will be negatively affected.

Foreign Sales. A large portion of the Company's net revenues have been from foreign sales. In 2000, foreign sales accounted for approximately 36.8 percent of net revenue. These sales are subject to the normal risks of foreign operations, such as:

     -  currency fluctuations
     -  protective tariffs
-  trade barriers and export/import controls
     -  transportation delays and interruptions
     - reduced protection for intellectual property rights in some countries
     -  the impact of recessionary foreign economies
     -  long receivable collection periods

     Most of the Company's equipment sales in Western Europe and Asia are billed in foreign currencies and are subject to currency exchange fluctuations. Since a significant portion of the Company's products is manufactured in the United States, sales and results of operations could be affected by fluctuations in the U.S. dollar. Changes in the value of the U.S. dollar compared to foreign currencies have in the past had an impact on the Company's sales and margins. In 2000, results of operations continued to be negatively affected by the appreciation of the value of the U.S. dollar in relation to key foreign currencies. The Company believes that its 2000 financial performance was satisfactory despite the negative currency impact. However, the Company cannot predict the direction or magnitude of currency fluctuations, and the Company may not continue to perform adequately if the value of the U.S. dollar in relation to key foreign currencies increases. The Company cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation of the Company's products or supplies or the effect that new barriers would have on its financial position or results of operations.

Manufacturing. If use of the Company's manufacturing facilities in Bohemia, New York or Reynosa, Mexico were interrupted by natural disaster or otherwise, the Company's operations would be negatively affected until the Company could establish alternative production and service operations. The Company's operations may also be negatively affected if the Company does not complete and make operational the McAllen distribution center according to schedule.

Many of the Company's products and subassemblies are manufactured by third parties inside and outside the United States. The Company anticipates that an increased percentage of new products and subassemblies will be manufactured by third parties, including Olympus. Many of these third parties are located in foreign countries, as is the Company's Reynosa, Mexico facility. The manufacture of these items is subject to risks common to all foreign manufacturing activities such as:

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

     The Company has experienced manufacturing problems that have caused delivery delays. The Company may experience production difficulties and product delivery delays in the future as a result of:

     -  changing process technologies
     -  ramping production
     -  installing new equipment at its manufacturing facilities
     -  shortage of key components

     Manufacturing of products in two locations subjects the Company to normal risks of managing two separate manufacturing facilities in two separate countries, including:

     -  administration of customs requirements
     -  coordination of procurement
     -  cross-border distribution

     Sometimes, the Company experiences significant price increases and limited availability of components that are available from multiple sources. At times, the Company has been unable to meet product orders because parts were not available. While past shortages and delays have not had a negative effect on the Company's reported revenues, shortages and delays could have a negative effect on the Company's future operating results. Although recent trends indicate that the availability of components may be increasing, the Company cannot predict if component shortages will continue. On occasion, the Company acquires component inventory in anticipation of supply shortages. If component availability is restored and as a result component prices decline, operating results could be negatively affected.

     Some components, subassemblies and products are purchased from a single supplier or a limited number of suppliers. The loss of any of these suppliers may cause the Company to incur additional set-up costs and delays in manufacturing and delivery of products.

     The Company purchases a large number of parts, components and third party products from Japan. The value of the yen in relation to the U.S. dollar has declined in the last half of 2000. If the value of the yen strengthens relative to the dollar in 2001, the Company's financial performance could be negatively affected.

Competition.  The Company is in a highly competitive industry that is influenced by:

     -  advances in technology
     -  product improvements
     -  new product introduction
     -  marketing and distribution capabilities
     -  price competition

     If the Company does not keep pace with product and technological advances, the Company's competitive position and prospects for growth could be negatively affected. In 1999 and continuing in 2000, several of the Company's key competitors had poor financial performance. There is likely to be continued pricing pressure in 2001 as these competitors attempt to reverse losses in their market share, which may negatively affect the Company's revenues and/or gross margins.

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

Research and Development. The Company is active in research and development of new products and technologies. The Company's research and development efforts may not lead to the successful introduction of new or improved products. The Company may encounter delays or problems in connection with its research and development efforts. New products often take longer to develop, have fewer features than originally considered desirable and achieve higher cost targets than initially estimated. There may be delays in starting volume production of new products and new products may not be commercially successful. Products under development are often announced before introduction and these announcements may cause customers to delay purchases of existing products until the new or improved versions of those products are available. Delays or deficiencies in development, manufacturing, delivery of or demand for new products or of higher cost targets could have a negative effect on the Company's business, operating results or financial condition. The Company has made significant investments to develop consumer scanning products. Consumer scanning is a new and developing market. The Company's business and operating results may be negatively affected if the consumer scanning market does not grow and mature, or if consumers adopt scanning products at lower rates than anticipated by the Company. The Company's efforts in consumer scanning are also dependent, in part, on applications developed and infrastructure deployed by third parties. The Company's business and operating results may also be negatively affected if third parties do not develop robust, new or innovative applications, or create appropriate infrastructure, for consumer scanning products.

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

Reliance on Resellers, Distributors and OEMs. The Company sells a majority of its products through resellers, distributors and original equipment manufacturers (OEMs). Reliance upon third party distribution sources subjects the Company to risks of business failure by these individual resellers, distributors and OEMs, and credit, inventory and business concentration risks. In addition, if there is a shortfall in demand from third party distribution sources, the Company's operating results may be affected negatively.

Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Results of Operations

          The following table sets forth for the years indicated certain revenue and expense items expressed as a percentage of net revenue.



                                                           Percentage of Revenue
                                                          Year Ending December 31,
                                                       2000         1999        1998
Net Revenue                                           100.0%        100.0%      100.0%

Cost of Revenue                                        66.6          55.8        56.0

Amortization of Software
 Development Costs                                      1.7           1.6         1.5

Gross Profit                                           31.8          42.5        42.5

Operating Expenses:
 Engineering                                            6.7           7.2         7.3
 Selling, General and Administrative                   18.4          19.4        19.9
 Restructuring and Impairment Charges                   2.1             -           -
 In-Process Research and Development                    6.0             -           -
 Merger Integration Charges                             2.7             -           -
 Amortization of Excess of Cost Over Fair
  Value of Net Assets Acquired                          0.4           0.4         0.5
 Charges Related to Terminated Acquisition                -             -         0.4
                                                       36.4          27.0        28.0

(Loss) Earnings from Operations                        (4.6)         15.5        14.5

Gain on Sale of Business                                  -             -         0.1

Net Interest Expense                                   (0.8)         (0.5)       (0.4)

(Loss) Earnings Before Income Taxes                    (5.5)         15.0        14.2

(Benefit from)/Provision for Income Taxes              (0.7)          4.8         4.7

Net (Loss) Earnings                                    (4.8%)        10.2%        9.5%

                                                -45-



For the year ended December 31, 2000 (Dollars in thousands)

     Net revenue of $1,449,490 for the year ended December 31, 2000, increased 27.2 percent over 1999. The increase in net revenue is primarily due to increased worldwide equipment sales. Foreign exchange fluctuations unfavorably impacted the growth in net revenue by approximately 2.8 percentage points and 0.6 percentage points for the years ended December 31, 2000 and 1999, respectively.

     Geographically, The Americas, EMEA and Asia Pacific revenue increased 38.4 percent, 3.6 percent, and 27.1 percent, respectively over the comparable prior year period. The Americas, EMEA, and Asia Pacific revenue represent approximately 69.8 percent, 24.5 percent, and 5.7 percent, respectively, of net revenue in 2000.

     Cost of revenue (as a percentage of net revenue) of 66.6 percent for the year ended December 31, 2000, increased from 55.8 percent in 1999 due to a shift in product mix in the fastest growing proportion of the Company's business to lower margin products versus the historical mix of products, the continued unfavorable impact of foreign exchange rate fluctuations on net revenue, increased costs resulting from shortages and delivery delays for the limited quantities of components and subassemblies procured from suppliers and the dilutive effect of the Telxon acquisition partially offset by increased royalty income.
Included in cost of revenue are restructuring and impairment charges of $116,901 recorded in the fourth quarter of 2000, related to the acquisition of Telxon. These charges include inventory, capitalized software and other product related impairment charges, as well as the severance costs of direct labor employees of the Company.

     Amortization of software development costs of $24,067 for the year ended December 31, 2000, increased from $18,472 in the prior year due to new product releases.


     Engineering costs increased to $97,274 for the year ended December 31, 2000, from $81,944 for 1999. This represents an increase of 18.7 percent for the year ended December 31, 2000, from the prior year. The increase is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products as well as a decrease in the amount of capitalized costs incurred for internally developed product software where economic and technological feasibility has been established. As a percentage of revenue such expenses decreased to 6.7 percent for the year ended December 31, 2000, from 7.2 percent for the prior year.

     Selling, general and administrative expenses increased to $267,322 for the year ended December 31, 2000, from $220,753 in 1999. While in absolute dollars selling, general and administrative expenses increased 21.1 percent for the year ended December 31, 2000, from the prior year, as a percentage of revenue such expenses decreased to 18.4 percent for the year ended December 31, 2000, from 19.4 percent in 1999 due to ongoing cost containment programs. The increase in absolute dollars reflects expenses incurred to support a higher revenue base inclusive of expenses associated with the Telxon acquisition.

     Restructuring and impairment charges of $29,795, recorded in the fourth quarter of 2000, related to the restructuring plan that resulted from the Telxon acquisition. These charges, classified as a component of operating expenses, include impaired fixed assets, severance of engineering, selling, general and administrative employees, and lease termination costs of redundant facilities. The remaining employees to be terminated received notification prior to year end and will be leaving the Company over the next six months. Management expects to substantially complete the Company's restructuring efforts by June 30, 2001.

     In-process research and development charges of $87,600 related to the Telxon acquisition, which was accounted for using the purchase method. A portion of the purchase price was allocated to acquired in-process research and development and was expensed immediately, since the technological feasibility of the research and development projects had not been achieved and such projects were believed to have no alternative future use. Independent valuations were used in determining the fair value of the identifiable intangible assets and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development.

     The Company recorded merger integration charges of $39,225 in the fourth quarter of 2000. These charges relate to the Telxon acquisition which was consummated on November 30, 2000. The merger integration charges consist primarily of professional services and consulting fees, marketing and advertising, travel expenses and other related charges.

     Amortization of excess of cost over fair value of net assets acquired of $6,475 for the year ended December 31, 2000 increased from $5,092 in 1999 primarily due to the Telxon acquisition.

     Net interest expense increased to $12,220 for the year ended December 31, 2000, from $5,821 in 1999 primarily due to increased borrowings under the Company's revolving credit facility partially offset by a reduction in interest expense due to annual mandatory repayments of indebtedness.

     The Company's effective tax benefit for 2000 is 13.3 percent. This differs from the statutory rate primarily as a result of non-recurring restructuring and integration charges associated with the Telxon acquisition previously mentioned.

     At December 31, 2000, the Company had net deferred tax assets of approximately $108,994 consisting of current deferred tax assets of $197,019 and long-term deferred tax liabilities of $88,025. The current deferred tax assets reflect a valuation allowance of $6,958 relating to net operating loss carryforwards and foreign tax credit carryforwards.

For the year ended December 31, 1999 (Dollars in thousands)

     Net revenue of $1,139,290 for the year ended December 31, 1999, increased 16.5 percent over 1998. The increase in net revenue is due to increased equipment sales, partially offset by the decrease in revenue associated with the Company's contract with the United States Postal Service which was substantially completed during the quarter ended March 31, 1999. Foreign exchange fluctuations unfavorably impacted the growth in net revenue by approximately 0.6 percentage points and 1.5 percentage points for the years ended December 31, 1999 and 1998, respectively.

     Geographically, The Americas, EMEA and Asia Pacific revenue increased 13.2 percent, 20.9 percent, and 34.8 percent, respectively, over the comparable prior year period. The
Americas, EMEA, and Asia Pacific revenue represent approximately
64.2 percent, 30.1 percent, and 5.7 percent, respectively, of net revenue in 1999.

     Cost of revenue (as a percentage of net revenue) of 55.8 percent for the year ended December 31, 1999, slightly decreased from 56.0 percent in 1998 due to the completion of the Company's contract with the United States Postal Service which represented a lower margin order relative to historical orders, partially offset by new product startup costs.

     Amortization of software development costs of $18,472 for the year ended December 31, 1999, increased from $14,592 in the prior year due to new product releases.

     Engineering costs increased to $81,944 for the year ended December 31, 1999, from $71,090 for 1998. This represents an increase of 15.3 percent for the year ended December 31, 1999, from the prior year. The increase in is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products partially offset by increased capitalized costs incurred for internally developed product software where economic and technological feasibility has been established. As a percentage of revenue such expenses decreased to 7.2 percent for the year ended December 31, 1999, from 7.3 percent for the prior year.

     Selling, general and administrative expenses increased to $220,753 for the year ended December 31, 1999, from $194,775 in 1998. While in absolute dollars selling, general and administrative expenses increased 13.3 percent for the year ended December 31, 1999, from the prior year, as a percentage of revenue such expenses decreased to 19.4 percent for the year ended December 31, 1999, from 19.9 percent in 1998. The increase in absolute dollars reflects expenses incurred to support a higher revenue base and expenses incurred by three subsidiaries acquired subsequent to June 30, 1998.

     Amortization of excess of cost over fair value of net assets acquired of $5,092 for the year ended December 31, 1999, increased from $4,812 in 1998 due to the acquisition of three subsidiaries after June 30, 1998 which resulted in an increase in the gross value of excess of cost over fair value of net assets acquired.

     Net interest expense increased to $5,821 for the year ended December 31, 1999, from $3,450 in 1998 primarily due to increased borrowings under the Company's revolving credit facility partially offset by a reduction in interest expense due to annual mandatory repayments of indebtedness.

     The Company's effective tax rate for 1999 of 32.0 percent decreased from 33.0 percent in the prior year period primarily due to an increase in the federal tax credits and exempt earnings of the foreign sales corporation.

     At December 31, 1999, the Company had net deferred tax assets of approximately $7,735 consisting of current deferred tax assets of $44,794 and long-term deferred tax liabilities of $37,059.

Liquidity and Capital Resources (Dollars in thousands)

        The Company utilizes a number of measures of liquidity including the following:
                                    Year Ended December 31,___
                                   2000        1999       1998__
Working Capital
                                 $620,214   $351,613    $295,317

Current Ratio (Current
  Assets to Current
  Liabilities)                      2.4:1      2.5:1       2.6:1

Long-Term Debt
  to Capital                        14.3%       13.5%      10.8%
(Long-term debt to long-
 term debt plus equity)

     Current assets increased by $494,051 from December 31, 1999, principally due to the acquisition of Telxon. Additionally, current assets increased due to an increase in accounts receivable resulting from increased revenue, an increase in inventories and other current assets resulting from increased operating levels as well as an increase in deferred income taxes primarily resulting from the restructuring charges recorded in 2000.

     Current liabilities increased $225,450 from December 31,
1999, primarily due to accrued restructuring expenses and increases in accounts payable and other accrued expenses primarily due to the Telxon acquisition.

     The aforementioned activity resulted in a working capital increase of $268,601 for the fiscal year ended December 31, 2000.
The Company's current ratio at December 31, 2000, of 2.4:1 decreased from 2.5:1 at December 31, 1999.

     The Company used $50,534 in operating activities, but experienced an overall increase in cash of $33,283 for the year ended December 31, 2000. The positive cash flow provided by the sale of 5,019,000 treasury shares in private placements, the net proceeds from the issuance and repayments of notes payable and long term debt and the exercise of stock options was partially offset by cash used in operations, investments in AirClic Inc. and others, and the repurchase of 784,000 shares of the Company's common stock.

     For the year ended December 31, 1999, the Company generated positive cash flow from operations of $181,796 and experienced an overall increase in cash of $13,844. The positive cash flow provided by operations, borrowings under lines of credit, and cash flow generated from the exercise of stock options was partially offset by cash used in investing activities and various financing activities, principally the repurchase of 1,592,000 shares of the Company's common stock, dividends paid, acquisition of subsidiaries and other acquisition related payments and expenditures for property, plant and equipment.

     Property, plant and equipment expenditures for the year ended December 31, 2000 totaled $79,736 compared to $70,041 for the year ended December 31, 1999. During the fourth quarter of 2000, the Company substantially completed construction of a 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. In February 2001, the Company began a 150,000 square foot expansion of this facility. The total cost for this project is estimated to be $7,800 and is scheduled to be completed in the fourth quarter of 2001. Additionally, in February 2001, the Company began construction of a new 320,000 square foot distribution center and data center in McAllen, Texas. The total cost for this project is estimated to be $31,700 and is scheduled to be completed by the fourth quarter of 2001. The Company continues to make capital investments in major systems and network conversions but does not have any other material commitments for capital expenditures.

     At December 31, 2000, the Company had $201,144 in long-term debt outstanding, excluding current maturities. In March 1993, the Company issued $25,000 of its 7.76 percent Series A Senior Notes due February 15, 2003, and $25,000 of its 7.76 percent Series B Senior Notes due February 15, 2003, to two insurance companies for working capital and general corporate purposes.
The Series A Senior Notes are being repaid in equal annual installments of $2,778 which began in February 1995. The Series B

Senior Notes are being repaid in equal annual installments of $3,571 which began February 1997. The Senior Notes represent $12,698 of the total long-term debt balance outstanding at December 31, 2000. In September 1999, the Company expanded the size of its revolving credit facility with a syndicate of U.S. and International banks (the "Credit Agreement") from $200 million to $350 million. The terms of the Credit Agreement extend to 2004. Use of the borrowings is unrestricted and the borrowings are unsecured. At December 31, 2000, the Company had $187,329 borrowings outstanding under the Credit Agreement, which have been classified as long-term obligations. The remaining $1,117 of long-term debt outstanding relates to various other loans maturing through 2007.

     In January 2001, the Company entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities which underlie the SAILS contract represent the Company's investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. These securities have a seven-year maturity and pay a cash coupon of 3.625 percent. The SAILS contain an equity collar, which effectively manages a large portion of the Company's exposure to fluctuations in the fair value of Cisco common stock. At maturity, the SAILS will be exchangeable for shares of Cisco common stock, or at the Company's option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of the existing collar were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under its revolving credit facility. The Company will account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities." The change in fair value of this derivative between reporting dates will be recognized through earnings.

     The Company's long-term debt to capital ratio increased to
14.3 percent at December 31, 2000, from 13.5 percent at December
31, 1999, primarily due to increased borrowings under the Credit
Agreement.

     The Company has loan agreements with various banks pursuant to which, the banks have agreed to provide lines of credit totaling $96,000. As of December 31, 2000, the Company has $3,405 outstanding under these lines. These agreements continue until such time as either party terminates the agreements.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from the results of its operations, working capital and existing credit facilities.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Recently Issued Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133")as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The change in fair value is recorded in earnings, except when special hedge accounting rules are applied. The Company will adopt SFAS 133 in the first quarter of fiscal 2001. The adoption of SFAS 133 will not have a material impact on the Company's consolidated financial statements.

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

Market Risk Sensitivity

     The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company has a formal policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes. The policy permits the use of financial instruments to manage and reduce the impact of changes in foreign currency exchange rates that may arise in the normal course of the Company's business. Currently, the Company does not use interest rate derivatives. The counterparties in derivative transactions are major financial institutions with ratings of A or better, as determined by one of the major credit rating operations services.

     The Company enters into forward foreign exchange contracts and foreign currency loans principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During 2000, the principal transactions hedged were short-term intercompany sales. The periods of the forward foreign exchange contracts and foreign currency loans correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and foreign currency loans and the offsetting losses and gains on hedged transactions are reflected in the Company's statement of operations.

     A large percentage of the Company's sales are transacted in local currencies. As a result, the Company's international operating results are subject to foreign exchange rate fluctuations. A 5.0 percent strengthening or weakening of the U.S. dollar against every applicable currency could have had a $20.8 million impact on the revenues of the Company. The Company does not use foreign exchange contracts to hedge expected revenues. However, the Company sources a portion of its raw materials in local currencies. A 5.0 percent strengthening or weakening of the U.S. dollar against every applicable local content currency would act as a partial offset to the impact on revenues.

     The Company, which manufactures a significant portion of its products in the United States, generally invoices its international subsidiaries in their local currency for finished and semi-finished goods. As a result, the Company's annual U.S.

dollar cash flow is subject to foreign exchange rate fluctuations. A 5.0 percent strengthening or weakening of the U.S. dollar against every applicable currency could have had a $9.5 million impact on the value of the realized cash remittances from its subsidiaries. The Company routinely uses foreign exchange contracts to hedge cash flows that are either firm commitments or those which may be forecasted to occur.

     In an effort to hedge foreign currency losses on intercompany receivables, the Company borrowed $16 million equivalent in various foreign currencies. Substantially all of the remaining Company debt is U.S. dollar denominated. At year-end, about 60.0 percent of this indebtedness to third parties was floating rate-based. Although the Company has exposure to rising and falling rates, a 1.0 percent rise in rates on current year floating rate-based borrowings would have had a $1.3 million adverse impact on pre-tax earnings. During 2000, the Company did not use interest rate derivatives to protect its exposure to interest rate market movements.

     The Company currently holds an investment in Cisco common stock, which is accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These equity securities are classified as available-for-sale and are carried at fair market value based on their quoted market price. As such, the Company has exposure to market risk related to the fluctuation of Cisco's stock price. The Company expects the change in fair value of the Cisco stock price to be mitigated by the change in fair value of the embedded equity collar.

     While components and supplies are generally available from a variety of sources, the Company presently depends on a single source or a limited number of suppliers for several components of its equipment, certain subassemblies and certain of its products. This may have an adverse effect on the Company's ability to deliver its products or to deliver its products on time or to manufacture its products at anticipated cost levels. However, due to the general availability of components and supplies, the Company does not believe that the loss of any supplier or subassembly manufacturer would have a long-term material adverse effect on its business, although set-up costs and delays could occur in the short-term if the Company changes any single source supplier.

Item 8.  Financial Statements and Supplementary Data

         The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

Document                                                    Page

1.  Financial Statements and Accountants' Report:

           Independent Auditors' Report                      F-1

           Consolidated Financial Statements:

           Balance Sheets as of December 31, 2000 and 1999   F-2

           Statements of Operations for the Years Ended
           December 31, 2000, 1999 and 1998                  F-3

           Statements of Stockholders' Equity for the
           Years Ended December 31, 2000, 1999 and 1998      F-5

           Statements of Cash Flows for the Years Ended
           December 31, 2000, 1999 and 1998                  F-7

           Notes to Consolidated Financial Statements        F-8


2.  Financial Statement Schedules:

           Schedule II

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

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31,
2000 and 1999

          Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Stockholders' Equity
for the Years Ended December 31, 2000, 1999 and
1998

          Consolidated Statements of Cash Flows for the
Years Ended December 31, 2000, 1999 and 1998

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

     Individual financial statements of the Company are omitted as the Company is primarily an operating company and the subsidiaries included in the consolidated financial statements filed are substantially wholly owned and are not indebted to any person other than the parent in amounts which exceed 5 percent of total consolidated assets at the date of the latest balance sheet filed, excepting indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation, whether evidenced by securities or not, and indebtedness which is collateralized by the parent by guarantee, pledge, assignment or otherwise.


3.     Exhibits

Exhibit

3.1    Certificate of Incorporation of Symbol Technologies, Inc.
as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K."))

3.3    By-laws of the Company as currently in effect.
(Incorporated by reference to Exhibit 3.3 to the Company's
Annual Report on Form 10-K for the year ended December 31,
1998 (the "1998 Form 10-K."))

4.1 Form of Certificate for Shares of the Common Stock of the Company. (Incorporated by reference to Exhibit 4.1 to the 1998 Form 10-K.)

10.1 Form of 2008 Stock Purchase Warrant issued to certain directors. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10K for the year ended
December 31,1997.)

10.2 1994 Directors' Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-
78678 on Form S-8.)

10.3 2000 Directors' Stock Option Plan. (Incorporated by reference to Exhibit 4 to Registration Statement No. 333-
78599 on Form S-8.)

10.4 1997 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.2 to Registration Statement No.
333-26593 on Form S-8.)

10.5   1997 Employee Stock Option Plan.
       (Incorporated by reference to Exhibit 16.5 to the 1998 Form 10-K.)

10.6 1991 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-
K for the year ended December 31, 1991.)

10.7   1990 Non-Executive Stock Option Plan, as amended.
(Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended
December 31, 1995 (the "1995 Form 10-K."))


10.8   2001 Non-Executive Stock Option Plan.

10.9   Employment Agreement by and between the Company and Jerome
Swartz, dated as of July 1, 2000.

10.10  Employment Agreement by and between the Company and Tomo
Razmilovic, dated as of July 1, 2000.

10.11 Employment Agreement by and between the Company and Leonard H. Goldner, dated as of December 15, 2000.

10.12 Employment Agreement by and between the Company and Raymond Martino, dated as of February 15,2000.
(Incorporated by reference to Exhibit 10.10 to the 1999
Form l0-K.)

10.13 Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.14 to 1989 Form 10-K.)

10.14  Symbol Technologies, Inc. Stock Ownership and Option
Retention Program.(Incorporated by reference to Exhibit
10.13 of the 1995 Form 10-K.)

10.15  Summary of Symbol Technologies, Inc. Executive Bonus Plan.
(Incorporated by reference to Exhibit 10.13 of the 1999
Form 10-K.)

10.16 Form of Note Agreements dated as of February 15, 1993 relating to the Company's 7.76 percent Series A and Series
B Senior Notes due February 15, 2003 (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

10.17  2000 Amended and Restated Credit Agreement dated as of
August 3, 2000 among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A., as agent and as letter of credit issuing bank.

10.18  First Amendment dated March 28, 2001 to 2000 Amended and
       Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit
       Agreement and Bank of America, N.A., as agent and as letter of credit issuing bank.


10.19  Indenture by and between Telxon Corporation and AmeriTrust
Company National Association, as Trustee, dated as of June
1, 1987, regarding Telxon Corporation's 7-1/2% Convertible
Subordinated Debentures Due 2012, incorporated herein by reference to Exhibit 4.2 to Telxon Corporation's
Registration Statement on Form S-3, Registration No. 33-
14348, filed May 18, 1987.

10.19.1  Form of Telxon Corporation's 7-1/2% Convertible
         Subordinated Debentures Due 2012 (set forth in the Indenture included as Exhibit 10.19 above).

10.20 Indenture by and between Telxon Corporation and Bank One Trust Company, N.A., as Trustee, dated as of December 1, 1995, regarding Telxon Corporation's 5-3/4% Convertible Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to Telxon Corporation's Registration Statement on Form S-3, Registration
       No. 333-1189, filed February 23, 1996.

       10.20.1 Form of Telxon Corporation's 5-3/4% Convertible Subordinated Notes due 2003 issued under the Indenture included as Exhibit 10.20 above, incorporated herein by reference to Exhibit 4.2 to Telxon Corporation's Registration Statement on Form S-3, Registration No. 333-1189,filed
February 23, 1996.

10.20.2  Registration Rights Agreement by and among
         Registrant and Hambrecht & Quist LLC and
         Prudential Securities Incorporated, as the
         Initial Purchasers of Registrant's 5-3/4%
         Convertible Subordinated Notes due 2003, with respect to the registration of said Notes under applicable securities laws, incorporated herein by reference to Exhibit 4.3 to Registrant's
         Registration Statement on Form S-3, Registration
         No. 333-1189, filed February 23, 1996.

22.    Subsidiaries.

23.    Consent of Deloitte & Touche LLP

(b)    Reports on Form 8-K

       Not Applicable



                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SYMBOL TECHNOLOGIES, INC.
                                           (Registrant)

                                      By:  S/Tomo Razmilovic
                                           Tomo Razmilovic
                                           President and
                                           Chief Executive
                                           Officer


Dated:  March 29, 2001




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                    Date


S/Tomo Razmilovic       President and Director  March 29, 2001
Tomo Razmilovic         (Principal Executive
                        Officer)

S/Jerome Swartz         Chairman of the         March 29, 2001
Jerome Swartz           Board and Director

S/Raymond R. Martino    Director                March 29, 2001
Raymond R. Martino

S/Harvey P. Mallement   Director                March 29, 2001
Harvey P. Mallement

S/George Bugliarello    Director                March 29, 2001
George Bugliarello

                        Director
Charles B. Wang

S/Leo A. Guthart        Director                March 29, 2001
Leo A. Guthart

S/James Simons          Director                March 29, 2001
James Simons

S/Kenneth V. Jaeggi     Senior Vice President   March 29, 2001
Kenneth V. Jaeggi       Finance (Chief
                        Financial Officer)

S/Robert W. Korkuc      Vice President          March 29, 2001
Robert W. Korkuc        (Chief Accounting
                        Officer)


















                    SYMBOL TECHNOLOGIES, INC.

                         AND SUBSIDIARIES

                             ------

                CONSOLIDATED FINANCIAL STATEMENTS

         COMPRISING ITEM 8 AND SCHEDULE II LISTED IN THE

        INDEX AT ITEM 14(a)2 OF ANNUAL REPORT ON FORM 10-K

          TO SECURITIES AND EXCHANGE COMMISSION FOR THE

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998












            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                             I N D E X

                                                             PAGE

Independent auditors' report                                 F-1

Consolidated financial statements:

     Balance sheets                                          F-2

     Statements of operations                                F-3

     Statements of stockholders' equity                      F-5

     Statements of cash flows                                F-7

     Notes to consolidated financial
      statements (1-20)                                      F-8

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





INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Symbol Technologies, Inc.
Holtsville, New York

We have audited the accompanying consolidated balance sheets of Symbol Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symbol Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

New York, New York
February 20, 2001 (February 26, 2001 as to Note 20)

                                F-1



                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (All amounts in thousands, except stock par value)
                                                   December 31,  December 31,
      ASSETS                                           2000         1999____
CURRENT ASSETS:
  Cash, including temporary investments of
   $47,203 and $4,797, respectively               $   63,411   $   30,128
  Accounts receivable, less allowance for doubtful
   accounts of $31,275 and $11,924, respectively     453,906      252,140
  Inventories                                        285,413      216,709
  Deferred income taxes                              197,019       44,794
  Other current assets                                78,503       40,430

      TOTAL CURRENT ASSETS                         1,078,252      584,201

PROPERTY, PLANT AND EQUIPMENT, net                   234,467      206,116
INVESTMENT IN MARKETABLE SECURITIES                  263,305       17,713
INTANGIBLE ASSETS, net                               386,492      130,566
SOFTWARE DEVELOPMENT COSTS, net                       33,575       64,883
OTHER ASSETS                                          97,108       44,465

                                                  $2,093,199   $1,047,944
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses           $  325,670   $  188,178
  Current portion of long-term debt                   23,025       10,046
  Income taxes payable                                 6,629       15,559
  Deferred revenue                                    30,227       18,805
  Accrued restructuring expenses                      72,487            -
      TOTAL CURRENT LIABILITIES                      458,038      232,588

CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES        106,913            -
LONG-TERM DEBT, less current maturities              201,144       99,623
DEFERRED REVENUE                                      11,182       12,833
DEFERRED INCOME TAXES                                 88,025       37,059
OTHER LIABILITIES                                     26,201       25,381


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
   10,000 shares, none issued or outstanding               -            -
  Common stock, par value $0.01; authorized
   300,000 shares; issued 164,863 shares and
   101,788 shares, respectively                        1,649        1,018
  Additional paid-in capital                         995,953      362,849
  Accumulated other comprehensive loss               (16,944)      (2,352)
  Deferred compensation                               (1,461)           -
  Retained earnings                                  408,098      479,806
                                                   1,387,295      841,321
Less:
  Treasury stock at cost, 15,439 shares and
   13,116 shares, respectively                      (185,599)    (200,861)
                                                   1,201,696      640,460

                                                  $2,093,199   $1,047,944

           See notes to consolidated financial statements
                                   F-2

               SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          (All amounts in thousands, except per share data)
                                     Year ended December 31,_______
                                  2000          1999         1998__
NET REVENUE                  $1,449,490    $1,139,290      $977,901
COST OF REVENUE                 965,070       636,084       547,328
AMORTIZATION OF SOFTWARE
  DEVELOPMENT COSTS              24,067        18,472        14,592

GROSS PROFIT                    460,353       484,734       415,981

OPERATING EXPENSES:
  Engineering                    97,274        81,944        71,090
  Selling, general and
   administrative               267,322       220,753       194,775
  Restructuring and
   impairment charges            29,795             -             -
  In-process research and
   development                   87,600             -             -
  Merger integration charges     39,225             -             -
  Amortization of excess of
   cost over fair value of
   net assets acquired            6,475         5,092         4,812
  Charges related to
   terminated acquisition             -             -         3,597

                                527,691       307,789       274,274

(LOSS) EARNINGS FROM
   OPERATIONS                   (67,338)      176,945       141,707

OTHER (EXPENSE)/INCOME:
  Gain on sale of business            -             -           494
  Interest income                 4,213         2,315         2,373
  Interest expense              (16,433)       (8,136)       (5,823)

                                (12,220)       (5,821)       (2,956)

(LOSS) EARNINGS BEFORE
  INCOME TAXES                  (79,558)      171,124       138,751

(BENEFIT FROM)/PROVISION FOR
  INCOME TAXES                  (10,592)       54,760        45,787
NET (LOSS) EARNINGS            ($68,966)   $  116,364      $ 92,964

(LOSS) EARNINGS PER SHARE:
  Basic                          ($0.50)        $0.88         $0.70
  Diluted                        ($0.50)        $0.82         $0.66

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
  Basic                         137,629       132,488       132,291
  Diluted                       137,629       141,572       140,481








            See notes to consolidated financial statements

                                   F-3



               SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          (All amounts in thousands, except per share data)


                                     Year ended December 31,_______
                                  2000          1999         1998__

PRO FORMA (LOSS)EARNINGS
 PER SHARE: (1)

  Basic                          ($0.33)        $0.59        $0.47
  Diluted                        ($0.33)        $0.55        $0.44


PRO FORMA WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING:

  Basic                         206,444       198,732      198,437
  Diluted                       206,444       212,358      210,722



(1) Represents the pro forma impact of a three for two split of the Company's common stock approved by the Board of Directors on February 26, 2001 to be effected as a 50 percent stock dividend on April 16, 2001.


































                                 F-4

                                       SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (All amounts in thousands, except stock par value)
                        Common Stock
                      $0.01 Par Value                                                       Accumulated
                                     Additional                                                Other         Total
                       Shares         Paid-in   Deferred   Retained Treasury  Comprehensive Comprehensive  Stockholders'
                       Issued Amount  Capital Compensation Earnings  Stock    Income (Loss) Income (Loss)    Equity
BALANCE,
 JANUARY 1, 1998      43,519  $  435 $289,434   $    -    $274,976  ($103,311)                ($7,792)     $453,742
 Comprehensive income:
  Net earnings             -       -        -        -      92,964         -      92,964            -        92,964
  Translation
   adjustments             -       -        -        -           -                 1,995        1,995         1,995
 Total comprehensive
  income                                                                          94,959
 Exercise of stock
  options              1,118      11   21,533        -           -         -                        -        21,544
 Exercise of
  warrants                43       -      461        -           -         -                        -           461
 Reclassification
  of common
  equity put options
  obligation              -        -    4,674        -           -         -                        -         4,674
 Purchase of treasury
  shares                  -        -        -        -           -   (42,462)                       -       (42,462)
 Stock split         21,759      218     (218)       -           -         -                        -             -
 Dividends paid           -        -        -        -      (1,990)        -                        -        (1,990)

BALANCE,
 DECEMBER 31, 1998   66,439      664  315,884        -     365,950  (145,773)                  (5,797)       530,928
 Comprehensive income:
  Net earnings            -        -        -        -     116,364         -     116,364            -        116,364
  Translation
   adjustments            -        -        -        -           -         -      (3,704)      (3,704)        (3,704)
  Unrealized gains on
   marketable securities  -        -        -        -           -         -       7,149        7,149          7,149
 Total comprehensive
  income                                                                         119,809
 Exercise of
  stock options       2,089       21  46,880         -           -         -                        -         46,901
 Exercise of warrants    51        1     417         -           -        84                        -            502
 Purchase of
  treasury shares         -        -       -         -           -   (55,172)                       -        (55,172)
 Stock split         33,209      332    (332)        -           -         -                        -              -
 Dividends paid           -        -        -        -      (2,508)        -                        -         (2,508)

BALANCE,
 DECEMBER 31, 1999  101,788    1,018  362,849         -     479,806  (200,861)                  (2,352)      640,460

                            See notes to consolidated financial statements
                                            F-5

                                       SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (All amounts in thousands, except stock par value)
                        Common Stock
                      $0.01 Par Value                                                       Accumulated
                                     Additional                                                Other         Total
                       Shares         Paid-in   Deferred   Retained Treasury  Comprehensive Comprehensive  Stockholders'
                       Issued Amount  Capital Compensation Earnings  Stock    Income (Loss) Income (Loss)    Equity
Comprehensive income:
  Net loss                 -       -        -        -     (68,966)        -     (68,966)          -        (68,966)
  Translation
   adjustments             -       -        -        -           -         -      (4,584)     (4,584)        (4,584)
  Unrealized losses on
   marketable securities   -       -        -        -           -         -     (10,008)    (10,008)       (10,008)
 Total comprehensive
  income                   -       -        -        -           -         -     (83,558)          -              -
 Exercise of stock
  options              3,348      33   83,865        -           -         -                       -         83,898
 Exercise of
  warrants                38       1      381        -           -         -                       -            382
 Issuance of common
  stock and vested
  stock options related
  to acquisition       8,775      88  404,687        -           -         -                       -        404,775
Deferred compensation
 expense on
 remeasured unvested
 stock options            -        -    1,869   (1,869)          -         -                       -              -
Compensation expense
 on remeasured
 unvested stock
 options                  -        -        -      408           -         -                       -            408
Purchase of treasury
 shares                  -         -        -        -           -   (42,514)                      -        (42,514)
Re-issuance of treasury
 shares                    -       -  142,811        -           -    57,776                       -        200,587
Stock split           50,914     509     (509)       -           -         -                       -              -
Dividends paid             -       -        -        -     (2,742)         -                       -         (2,742)

BALANCE,
 DECEMBER 31, 2000   164,863  $1,649 $995,953  ($1,461)   $408,098 ($185,599)                ($16,944)   $1,201,696

                       See notes to consolidated financial statements

                                                           F-6

                       SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (All amounts in thousands)
                                                     Year ended December 31,____
                                                  2000        1999        1998
Cash flows from operating activities:
 Net (loss) earnings                            ($68,966)   $116,364    $ 92,964
 Adjustments to reconcile net (loss) earnings
  to net cash (used in)/provided by operating
  activities:
 Depreciation and amortization of
  property, plant and equipment                   48,849      38,863      32,797
 Other amortization                               33,234      27,321      22,359
 Provision for losses on accounts
  receivable                                       2,975       3,288       2,921
 Gain from sale of business                            -           -        (494)
 Deferred income taxes                           (63,487)     (3,627)      5,417
 Tax benefit on exercise of stock
  options and warrants                            53,960      26,786      13,207
 In-process research and development              87,600           -           -
 Non-cash restructuring and impairment charges   133,268           -           -
Changes in assets and liabilities net of
  effect of acquisitions and divestitures:
  Accounts receivable                           (151,031)    (50,541)    (43,006)
  Inventories                                    (81,847)    (19,481)    (64,948)
  Other current assets                           (34,306)    (13,925)     (2,446)
  Accounts payable and accrued expenses           21,179      36,244      22,021
  Income taxes payable                           (20,428)      5,650       7,217
  Other liabilities and deferred revenue         (11,534)     14,854      13,152

Net cash (used in)/provided by
 operating activities                            (50,534)    181,796     101,161

Cash flows from investing activities:
  Investment in AirClic Inc.                     (50,000)          -           -
  Purchases for property, plant
   and equipment                                 (79,736)    (70,041)    (89,334)
  Investments in intangible and
    other assets                                 (48,844)    (77,238)    (44,455)
  Proceeds from sale of business, net                  -           -      11,911
  Cash acquired in acquisition                    12,964           -           -
  Acquisition of subsidiaries                    ( 3,752)    (15,066)    (13,686)
  Purchase of available-for-sale securities            -      (1,000)          -

Net cash used in investing activities           (169,368)   (163,345)   (135,564)

Cash flows from financing activities:
  Net proceeds from issuance and repayments
   of notes payable and long-term debt            69,242     34,479      24,505
  Exercise of stock options and warrants          30,320     20,533       8,798
  Reissuance of treasury shares                  200,587          -           -
  Dividends paid                                  (2,742)    (2,508)     (1,990)
  Purchase of treasury shares                    (42,514)   (55,088)    (42,462)

Net cash provided by/(used in)
 financing activities                            254,893     (2,584)    (11,149)

Effects of exchange rate changes on cash          (1,708)    (2,023)      1,866
Net increase/(decrease) in cash and
 temporary investments                            33,283     13,844     (43,686)

Cash and temporary investments,
 beginning of year                                30,128     16,284      59,970

Cash and temporary investments, end
 of year                                        $ 63,411   $ 30,128    $ 16,284
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                      $ 11,909   $  4,905    $  3,496
  Income taxes                                  $ 24,314   $ 14,714    $ 21,281

                     See notes to consolidated financial statements
                                 F-7


            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in thousands, except per share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Principles of Consolidation

The consolidated financial statements include the accounts of Symbol Technologies, Inc. and its subsidiaries (the "Company" or
"Symbol"), substantially all of which are wholly-owned.
Significant intercompany transactions and balances have been eliminated in consolidation.

b.   Temporary Investments

Temporary investments include highly liquid investments with original maturities of three months or less and consist primarily of money market funds and time deposits at December 31, 2000 and 1999. Temporary investments are stated at cost, which approximates market value. These investments are not subject to significant market risk.

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

The Company capitalized interest costs of $350 for the year ended
December 31, 1998. No interest was capitalized for the years ended December 31, 2000 or 1999.

e.   Intangible Assets

The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over periods ranging from 7 to 40 years.
                               F-8


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

g.   Marketable Securities

All marketable securities are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, "Investments in Certain Marketable Equity Securities," ("SFAS No. 115"). Unrealized gains and losses, net of tax, are shown as other comprehensive income or loss within stockholders' equity.

h.   Long-Lived Assets

The Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and software development costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. As a result of the Telxon acquisition, the Company accrued for asset impairment charges as an incremental cost to exit and consolidate activities for the year ended December 31, 2000. Impairment measured at fair value had no effect on the Company's consolidated financial statements for the years ended December 31, 1999, and 1998.

i.   Research and Development Expenses

The Company expenses all research and development costs as incurred. The Company incurred research and development expenses of approximately $51,125, $38,426, and $31,030, for the years ended December 31, 2000, 1999, and 1998, respectively, which are classified in engineering expenses.

j.   Revenue Recognition

Revenue related to sales of the Company's products and systems is generally recognized when products are shipped or services are
                               F-9


rendered, the risk of loss has passed to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company accrues related product return reserves and warranty expenses at the time of sale. Service and maintenance sales are recognized over the contract term.

In accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended, and Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements", if products, services or maintenance are bundled in a single contract, revenue will be recognized once all elements of the contract are completed unless the following criteria are met: (1) the product has been delivered; (2) the undelivered services or maintenance are not essential to the delivered products; (3) the fee for the product is not subject to forfeiture, refund or concession based on performance of the services or maintenance;
(4) the fair value of services and maintenance are determined based on the price charged by Symbol, or the price charged by competitors when similar services or maintenance are sold separately; and (5) the revenue related to any element of the contract is not subject to customer acceptance; in which case the revenues for each element will be recognized independently, in accordance with the Company's policy.

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

The cumulative amount of undistributed earnings of foreign subsidiaries at December 31, 2000, approximates $34,699. The Company does not provide deferred taxes on undistributed earnings of foreign subsidiaries since the Company anticipates no significant incremental U.S. income taxes on the repatriation of these earnings as tax rates in foreign jurisdictions generally approximate or exceed the U.S. Federal rate.

l.   Loss/Earnings Per Share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. For the year ended December 31, 2000, stock options and warrants


                               F-10


outstanding and the effect of convertible subordinated notes and debentures have not been included in the net loss per share calculation since their effect would be antidilutive. For the years ended December 31, 1999 and 1998, diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. During each of the years ended December 31, 2000, 1999, and 1998, the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend. In these financial statements, all loss/earnings per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect each of the respective stock splits. In addition, the number of common shares issued has been adjusted to reflect the stock split and an amount equal to the par value of the additional shares issued has been transferred from additional paid-in capital to common stock.

m.   Foreign Currency Translation and Transactions

Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Results of operations are translated using the average exchange rates prevailing throughout the year. Gains and losses from foreign currency transactions are included in the statement of operations for the year and are not material. Exchange rate changes arising from translation are included in the accumulated other comprehensive income (loss) component of stockholders' equity.

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

As of December 31, 2000, the Company had $80,969 in forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts. These contracts are primarily denominated in British pounds, European currency units, Canadian dollars and Japanese yen and have been marked to market as of December 31, 2000 with the resulting gains and losses included in the statement of operations. The fair value of these forward exchange contracts was $81,532 at December 31, 2000.
                               F-11


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

p.   Recently Issued Accounting Pronouncements

During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") amended by No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company will adopt SFAS 133 in the first quarter of 2001. The adoption of SFAS 133 will not have a material impact on the Company's consolidated financial statements.

During 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," ("SFAS 140"). SFAS 140 requires new disclosures as they relate to securitization transactions and residual interests when the transaction is accounted for as a sale. It also adds additional qualifications in order to be a Qualifying Special Purpose Entity (QSPE) and defines the financial statement treatment of the QSPE's assets and liabilities. SFAS 140 applies to new transfers of financial assets occurring after March 31, 2001 and requires securitization disclosures effective for fiscal year-ends before January 1, 2001.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". It does not address issues related to the application of FASB Statement No. 123, "Accounting for Stock Based Compensation". FIN 44 is generally

                               F-12


effective beginning July 1, 2000. The Company has complied with the guidance contained within this Interpretation.

2.   ACQUISITIONS AND DIVESTITURES

a. Telxon Acquisition

On November 30, 2000, the Company completed the acquisition of Telxon through a merger of Telxon with a wholly owned subsidiary of the Company. In the merger, each outstanding share of Telxon common stock was converted into the right to receive 0.5 of a share of the Company's common stock, resulting in the issuance of 8,775,000 shares, comprising approximately $378,300 of the total purchase price.

In addition, each outstanding option to purchase Telxon common stock was converted into an option to purchase 0.5 of a share of the Company's common stock at an exercise price equal to two times the pre-acquisition exercise price of the Telxon options. This resulted in 1,740,000 options granted to replace Telxon options. The fair value of vested stock options is $26,400. The combined purchase price of shares issued and vested stock options granted aggregated approximately $404,700. The fair value of unvested stock options amounted to approximately $1,900 and is accounted for as deferred compensation and excluded from the total purchase price.

The acquisition has been accounted for by the purchase method of accounting and, accordingly, the consolidated statements of operations include the results of operations of Telxon beginning December 1, 2000. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company has obtained independent appraisals of the acquired inventories, property, plant and equipment, and identifiable intangible assets, and their remaining useful lives. After allocating the purchase price to net tangible assets, purchased technology which has reached technological feasibility was valued at $22,800 using a cash flow model, under which future cash flows were discounted utilizing an assessment of its life expectancy. This purchased technology has been capitalized and is being amortized over eight years.

In addition, a portion of the purchase price was allocated to in-process research and development ("IPR&D"). IPR&D of $87,600 was charged to operations at the acquisition date as the IPR&D had not reached technological feasibility and had no alternative future use. Independent valuations were used in determining the fair value of the identifiable intangible assets and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to IPR&D.
                               F-13


As a result of the acquisition of Telxon, the Company incurred incremental costs to exit and consolidate activities at Telxon locations, to involuntarily terminate Telxon employees, and other costs to integrate operating locations and other activities of Telxon with the Company. Generally accepted accounting principles require the portion of these expenses which are not associated with the generation of future revenues and have no future economic benefit to be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. These restructuring costs, primarily severance and abandonment of leased facilities, were recorded in the purchase price allocation and amounted to $58,041 of which $594 was paid in 2000. Severance relates to the termination of approximately 1,026 employees primarily in manufacturing, management, sales and administrative support. As of December 31, 2000, 265 employees had been terminated. The remaining balance of accrued restructuring expenses amounted to $57,447, most of which is expected to be paid by June 30, 2001 (see Note 10).

The preliminary allocation resulted in an excess of cost over fair value of net assets acquired that amounted to $217,690 and is being amortized using the straight-line method over twenty years. The preliminary purchase price allocation is subject to adjustment in 2001 when finalized.

Unaudited pro forma results of operations for the years ended December 31, 2000 and 1999, as if the Company acquired Telxon at the beginning of each year and excluding the effect of non-recurring pre-tax charges of $273,521 follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include the realization of cost savings from operating efficiencies, synergies or other effects resulting from the merger, and are not necessarily indicative of the actual consolidated results of operations had the merger occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.
                                 Unaudited Pro forma
                                Year ended December 31,
                                  2000(1)      1999(2)_

Net revenue                     $1,736,754   $1,484,610
Net earnings                    $  245,743   $   40,784
Diluted earnings per share      $     1.58   $     0.27

(1) The fiscal 2000 unaudited pro forma results include certain Telxon-related matters as follows: a gain on exchange of Aironet shares of $396,161 or $1.73 diluted earnings per share, offset by pre-tax charges for inventory obsolescence writeoffs, bad debt charges, Akron to Cincinnati headquarter transition costs, loss on a major domestic retailer sales contract, and the repurchase of subsidiary minority interest aggregating

                               F-14


    $51,900 or $0.23 diluted earnings per share.

(2) The fiscal 1999 unaudited pro forma results include Telxon-related pre-tax charges for inventory obsolescence writeoffs and bad debt charges aggregating $39,700 or $0.17 diluted earnings per share.

b. Other Acquisitions

In addition to the aforementioned Telxon acquisition, the Company has established wholly owned subsidiaries through the acquisition of certain of its International distributors and developers of various of the Company's products during the past three years. These acquisitions have been accounted for as purchases and, accordingly, the related acquisition costs have been allocated to net assets acquired based upon fair values. The excess of cost over net assets acquired related to these acquisitions is being amortized over periods not exceeding twenty years.

The following table summarizes the terms of these acquisitions:

                        Initial          Excess of
                        Purchase       Cost over net
Year Ended               Price         assets acquired

   2000                 $     -          $     -
   1999                 $11,392          $11,795
   1998                 $ 6,100          $ 3,650

Additional acquisition payments are contingent upon the attainment of certain annual net revenue levels as defined in the respective agreements during periods not exceeding five years from the date of acquisition. The Company made additional acquisition payments of $2,876 and $1,844 respectively during the years ended December 31, 2000 and 1999 related to these acquisitions which have been recorded as excess of cost over net assets acquired.

Results of operations of these subsidiaries have been included in consolidated operations as of their respective effective acquisition dates. Pro forma results of operations, assuming these acquisitions had been completed at the beginning of 2000, 1999 and 1998, would not differ materially from the reported results.

During 1998 the Company incurred various pre-tax costs associated with a publicly announced attempt to acquire another company. In the fourth quarter of 1998 the Company formally terminated its efforts to complete this acquisition. These one-time pre-tax costs of $3,597 include legal, accounting, investment banking and public relations fees which have been separately classified in the Company's statement of operations for the year ended December 31, 1998.
                               F-15


In August, 1996, the Company acquired LIS Holdings Ltd., ("LIS") headquartered in the United Kingdom. Effective May 31, 1998, the Company sold all of the stock and certain assets of Symbol LIS Limited, a wholly owned subsidiary, to a third party. Proceeds from the sale of $15,000 were offset by the value of net assets sold, various disposition expenses and the write-off of the proportional share of excess of cost over net assets acquired, relating to the original acquisition of LIS Holdings Ltd., in 1996. This resulted in a gain from the sale of business of $494 which is classified as non-operating income in the consolidated statement of operations.

3.   INVENTORIES
                                    December 31,    December 31,
                                        2000            1999___

Raw materials                        $175,462          $102,637
Work-in-process                        25,106            15,120
Finished goods                         84,845            98,952
                                     $285,413          $216,709

Included in the net inventory balance at December 31, 2000 is an aggregate provision of approximately $63,904 recorded in December 2000 relating to management's decision to eliminate redundant and discontinued products and product lines principally due to the Telxon acquisition. This provision is recorded in cost of revenue and is part of the restructuring of the Company. See
Note 10 for additional information relating to the restructuring of the Company's operations.

4.   PROPERTY, PLANT AND EQUIPMENT
                                    December 31,    December 31,
                                        2000            1999___

Land                                 $ 11,424         $ 10,680
Buildings and improvements             57,729           51,892
Machinery and equipment               112,901          106,246
Furniture, fixtures and office
 equipment                             46,934           39,472
Computer hardware and software        132,087          101,559
Leasehold improvements                 16,692           13,197
Construction in progress                8,653                -
                                      386,420          323,046
Less: Accumulated depreciation and
 amortization                         151,953          116,930

                                     $234,467         $206,116

In the first quarter of 1999 the Company substantially completed construction related to the expansion of its existing Worldwide
Headquarters facility, located in Holtsville, New York.

During the fourth quarter of 2000 the Company substantially completed construction of a 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. In February 2001, the Company began a 150,000 square foot expansion of this facility. The total cost for this project is estimated to be $7,800 and is scheduled to be completed in the fourth quarter of 2001.

In February 2001, the Company also began construction of a new 320,000 square foot distribution center and data center in McAllen, Texas. The total cost for this project is estimated to be $31,700 and is scheduled to be completed in the fourth quarter of 2001. The Company continues to make capital investments in major systems and network conversions but does not have any other material commitments for capital expenditures.

5.   INVESTMENT IN MARKETABLE SECURITIES

Through the Company's acquisition of Telxon (see Note 2a.), it obtained 4,166,086 shares of Cisco Systems, Inc. common stock (the "Cisco shares"). Using the provisions of SFAS No. 115, the Company classified this investment as available-for-sale, based upon its intent to hold the securities for an extended length of time and to not engage in frequent buying and selling of the securities.

In conjunction with the Telxon acquisition, the Company also obtained two derivative financial instruments related to the Cisco shares (referred to collectively herein as the "Collar"). The Collar essentially hedges the Company's risk of loss on the marketable securities by utilizing purchased put options. Conversely, the Collar arrangement also limits the potential gain by employing written call options. By employing a hedging alternative such as the Collar, the Company can be assured that its gains and losses will reside within the range created by the Collar.

This range is set in such a way that the initial Black Scholes value of the call is equivalent to the Black Scholes value of the put; therefore, utilizing this means of hedging is cost effective for the Company since the premiums and costs related to the two opposing features effectively net.

Information regarding the Collar is illustrated in the table below:
                                                  Number of
Option Type  Strike Price   Number of Options   shares Hedged

Call         $106.99           20,800           2,080,000
Put          $ 59.33           20,800           2,080,000

Call         $ 94.25           20,800           2,080,000
Put          $ 66.75           20,800           2,080,000

The effect of the Collar is to hedge 4,160,000 shares, or 99.9 percent, of the Company's investment in Cisco. The Collar limits the Company's loss by placing a floor on the value at which the shares may be potentially sold, on average, of $63.04 per share. Conversely, the Collar also limits the Company's gain by creating a ceiling on the value at which the shares may be potentially sold, on average, of $100.62 per share. Therefore, the Company's maximum potential gain or (loss) realized from the sale of its hedged marketable securities at December 31, 2000 is on average $156,031 or ($301), respectively. This potential gain or loss was calculated by utilizing the average strike prices from above, and the Company's original cost basis in its investment in Cisco of $262,548. However, the options contained within the Collar agreement have an expiration date of March 26, 2001 and may only be exercised on this date. For each collar, the election of a third party to exercise the call feature, or the Company's option to exercise the put feature, will automatically terminate the opposing component of the Collar agreement, and the owner of such option agreement will have no further rights or obligations under the agreement once this occurs (See Note 20 for subsequent event information).

In addition to the aforementioned Cisco shares, the Company has other investments which are classified as available-for-sale under the provisions of SFAS No. 115. Information regarding all such securities is illustrated in the table below:

                                    December 31,     December 31,
                                        2000             1999____

Cost basis                            $268,048        $  5,950
Gross unrealized holding (losses)
 gains                                 ( 4,743)         11,763
Aggregate fair market value           $263,305        $ 17,713

6.   INTANGIBLE ASSETS
                                    December 31,     December 31,
                                        2000             1999____

Excess of cost over fair value
 of net assets acquired               $370,900        $140,978
Patents, trademarks, purchased
 technologies and non-compete
 covenants                              86,344          41,336
Executive retirement plan
 unrecognized prior service
 costs                                     538             630
                                       457,782         182,944
Less: Accumulated amortization          71,290          52,378

                                      $386,492        $130,566

7.   SOFTWARE DEVELOPMENT COSTS

                                   Year Ended December 31,____
                                2000         1999        1998_


Beginning of year             $64,883      $43,571     $26,649
Amounts capitalized            32,635       39,784      31,514
Impairment related
  writeoffs                   (39,876)           -           -
                               57,642       83,355      58,163

Less: Amortization             24,067       18,472      14,592
End of year                   $33,575      $64,883     $43,571

Writeoffs relate to the rationalization of certain product lines in connection with the Telxon acquisition completed in December
2000.

8.   OTHER ASSETS

In November 2000, the Company invested $50,000 in and licensed certain intellectual property to AirClic Inc. ("AirClic"). In return, the Company received convertible preferred stock in AirClic. The Company does not currently have the right to convert its preferred stock into common stock of AirClic and its ability to do so in the future is subject to certain contractual restrictions. AirClic's business allows wireless devices to scan bar codes and transmit data to the Internet. Under the terms of the relevant agreements, if AirClic raises an additional $365,000 in private equity, $200,000 of which must be at per share prices materially greater than the Company's original investment, and satisfies certain other conditions, then the Company may be required to invest up to an additional $150,000 in AirClic. To date, the Company has not made any additional investments in AirClic and the Company's obligation to invest additional amounts expires upon an initial public offering of AirClic that meets certain criteria. Because the Company does not have the ability to exercise significant influence over AirClic, it accounts for this investment using the cost method.

9.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                    December 31,    December 31,
                                        2000            1999____

Accounts payable                      $129,829       $104,127
Accrued compensation, fringe
 benefits and related payroll taxes     86,962         52,924
Accrued merger integration charges      19,583              -
Other accrued expenses                  89,296         31,127
                                      $325,670       $188,178

See Note 10 for information on the details of the restructuring, impairment and integration charges recorded by the Company.

10.   RESTRUCTURING, IMPAIRMENT AND INTEGRATION CHARGES

In December 2000, the Company's management approved and adopted a formal plan of restructuring as a result of the Telxon acquisition (see Note 2a.). In connection with this acquisition, the Company's operating results for the year ended December 31, 2000 reflect a $185,921 charge for restructuring, impairment and integration related charges.

The restructuring charge of $146,696, of which $116,901 is recorded as a component of cost of revenue, included workforce reduction costs, asset impairments and lease termination costs. The costs are not associated with the generation of future revenues and have no future economic benefit.

An additional $39,225 of the charge recorded in December 2000 relates to the integration of Telxon's business and operations resulting in revenue-producing activities. These merger integration charges consist primarily of professional service and consulting fees, marketing and advertising, travel expenses and other related charges.

The Company's current exit plan, which focuses on the consolidation of manufacturing operations, including plant closings and elimination of redundant activities, is expected to be substantially completed by June 30, 2001. As part of this plan, the Company recorded a severance charge of $14,117 for workforce reductions. The severance charge relates to the termination of approximately 225 employees primarily in manufacturing, management, sales and administrative support. As of December 31, 2000, 83 employees have been terminated. Details of the unutilized restructuring costs charged to expense as of December 31, 2000 are as follows:

                     2000       Utilized    December 31, 2000
                   Provision     to date          Accrual____

Work force
 reductions        $ 14,117     $   3,867       $ 10,250
Inventory
 impairment          63,904        63,904              -
Writeoff of
 impaired software
 development costs   39,876        39,876              -
Impaired fixed asset
 and other writeoffs 28,320        23,989          4,331
Lease cancellation
 costs                  479            20            459
                   $146,696      $131,656       $ 15,040

In addition, accrued restructuring charges related to the Telxon acquisition that are assumed liabilities and are a component of the allocated purchase price are $57,447 at December 31, 2000 (Refer to Note 2a.). Accordingly, the Company has total accrued restructuring expense of $72,487 at December 31, 2000.

11.   CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES

In conjunction with the Telxon acquisition, the Company assumed
$82,500 of 5-3/4% convertible subordinated notes (the "5-3/4% notes"), and $24,413 of 7-1/2% convertible subordinated debentures (the "7-1/2% debentures").

The 5-3/4% notes, issued December 12, 1995, pay interest semi-annually and are due January 1, 2003. The conversion price for these notes is $55 per common share and is subject to adjustment in certain events. These notes are redeemable at any time at the option of the Company, in whole or in part, at 101.643% and 100.821% during the years ended December 31, 2001 and 2002, respectively.

The 7-1/2% debentures, issued June 1, 1987, pay interest semi-annually and are due June 1, 2012. The conversion price for the debentures is $53.50 per common share and is subject to adjustment in certain events. The debentures are redeemable at par value. The sinking fund requires annual payments of 5% of the original $46,000 principal amount, calculated to retire 75% of the issue prior to maturity. Prior to the acquisition, Telxon purchased and retired debentures with a principal face value of $21,266. This amount has been applied to the earliest of the sinking fund obligations.

The combined aggregate amount of maturities and sinking fund requirements for each of the years ended December 31 are as follows:

                 2001                     $      -
                 2002                            -
                 2003                       82,500
                 2004                            -
                 2005                            -
              Thereafter                    24,413

                                          $106,913

These notes and debentures contain various non-financial covenants with which the Company was in compliance at December
31, 2000.

12.   LONG-TERM DEBT
                                     December 31,    December 31,
                                        2000            1999_____

Revolving Credit Facility (a)         $187,329        $57,000
Senior Notes (b)                        19,048         25,397
Promissory Note(c)                      10,000              -
Promissory Notes (d)                         -         20,372
Assumed Revenue Bond Financing (e)           -            968
State Loan (f)                           3,000          3,000
Other (g)                                4,792          2,932
                                       224,169        109,669

Less: Current maturities                23,025         10,046
                                      $201,144        $99,623

(a) In September 1999, the Company expanded the size of its unsecured revolving credit facility with a syndicate of U.S. and International banks from $200,000 to $350,000. As of December 31, 2000 the Company had outstanding borrowings of $187,329 under this facility. These borrowings bear interest at either LIBOR plus 87.5 basis points or the base rate of the syndication agent bank, which approximated 9.5 percent at December 31, 2000. Since the proceeds under the Credit Agreement are committed until 2004, the Company has classified these borrowings as long-term obligations. As of December 31, 1999, the Company had outstanding borrowings of $57,000 under this facility. The Company subsequently fully repaid these borrowings in January 2001. This Credit Agreement has certain restrictive covenants. Certain of the covenants were waived in order to complete the Telxon acquisition and such related transactions. Therefore, the Company is in compliance with all debt covenants at December 31, 2000.

(b) In March 1993, the Company issued $25,000 of its 7.76 percent Series A Senior Notes due February 15, 2003, and $25,000 of its 7.76 percent Series B Senior Notes due February 15, 2003, to two insurance companies. The Series A Senior Notes are being repaid in equal annual installments of $2,778 which began in February 1995. The Series B Senior Notes are being repaid in equal annual installments of $3,571 which began February 1997. Interest is payable quarterly for these notes. The financing agreements contain certain covenants regarding the maintenance of a minimum level of tangible net worth, as well as certain other financial ratios, as defined, and certain restrictions including limitations on indebtedness. The Company was in compliance with these covenants at December 31, 2000.

(c) In conjunction with the Telxon acquisition, the Company assumed a short-term promissory note of $10,000. This note bears interest at LIBOR plus 30 basis points (6.86 percent at December 31, 2000). The Company subsequently fully repaid this note in January 2001.

(d) In November 1999, the Company entered into an agreement with a commercial bank in the form of a note payable to borrow
2.1 billion Japanese yen bearing interest at LIBOR plus 1.0 percent. The Company fully repaid this note in February
2000. Under this agreement, the Company also has available a $20,000 line of credit. At December 31, 2000, there were no outstanding borrowings under this facility.

(e) In June 1995, the Company assumed a $7,282 New York Industrial Development bond which was collateralized by its facilities located in Holtsville, New York. The bond charged interest at 12.3 percent and principal and interest were being repaid in ten equal semi-annual installments of $997 which began in October 1995. Based upon borrowing rates of
6.7 percent available to the Company at the time the transaction occurred, a bond premium of $1,274 had been recorded in long-term debt and was being amortized over the life of the bond. This bond was paid in full in March 2000.

(f) In 1994, the Company received a $3,000 loan from an agency of New York State. The loan bears interest at 1.0 percent, payable monthly, and the principal is to be repaid in two installments in 2001. The interest rate is subject to a covenant requiring a minimum level of full-time permanent employees.

(g) The Company has available $76,000 in uncommitted U.S. dollar and foreign currency lines of credit with several global banks that continue until such time as either party wishes to terminate the agreements. As of December 31, 2000 and 1999, outstanding borrowings under these agreements amounted to $3,405 and $2,076 respectively. The remaining balances in other long-term debt of $1,387 and $856 at December 31, 2000 and 1999, respectively, represent various other loans maturing through 2007.

Based on the borrowing rates currently available to the Company for bank loans with similar terms, the fair values of borrowings under the Credit Agreement, Senior Notes and Promissory note, approximate their carrying values. The fair value of the State Loan as of December 31, 2000 is approximately $2,841.

The combined aggregate amount of long-term debt maturities for each of the years ended December 31 are as follows:

                 2001                               $23,025
                 2002                                 7,316
                 2003                                 6,377
                 2004                               187,358
                 2005                                    32
              Thereafter                                 61
                                                   $224,169
13.   INCOME TAXES

The (benefit from)/provision for income taxes consists of:

                                Year Ended December 31,_______
                           2000          1999           1998__

Current:
  Federal               $39,721        $42,875       $28,757
  State and local         7,871          7,545         5,434
  Foreign                 5,303          7,967         6,179
                         52,895         58,387        40,370
Deferred:
  Federal               (55,087)        (1,392)        5,483
  State and local        (9,499)          (395)         (396)
  Foreign                 1,099         (1,840)          330
                        (63,487)        (3,627)        5,417
  Total (benefit from)/
   provision for
   income taxes        ($10,592)       $54,760       $45,787

A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate is:

                                  Year Ended December 31,______
                             2000          1999          1998__
Statutory U.S. Federal
 rate                       (35.0%)        35.0%         35.0%
State taxes, net of
 Federal tax effect          (1.3)          2.7           2.4
Tax credits                 (17.8)         (6.8)         (3.0)
Amortization of excess of
 cost over fair value of
 net assets acquired          1.7           0.6           0.7
Write-off of In-Process
 R&D                         38.5             -             -
Exempt income of foreign
 sales corporation           (2.1)         (3.9)         (3.5)
Income of foreign
 subsidiaries taxed at
 higher tax rates             4.1           0.9           0.5
Other, net                   (1.4)          3.5           0.9

                            (13.3%)        32.0%         33.0%

At December 31, 2000, 1999 and 1998, the Company had deferred income taxes of $88,025, $37,059, and $28,088, respectively. The deferred tax assets and liabilities at December 31, 2000, 1999 and 1998, respectively, are comprised of:

                                    Year Ended December 31,
                              2000         1999          1998____
                          Deferred Tax Deferred Tax  Deferred Tax
                            Assets/       Assets/       Assets/
                         (Liabilities) (Liabilities) (Liabilities)

Receivables               $  8,300         ($2,700)      ($6,192)
Inventory                   60,960          19,751        13,777
Net investment in
 sales-type leases          (8,759)         (6,471)       (4,240)
Accrued compensation
 and associate benefits      9,045           5,296         5,692
Other accrued liabilities   26,488           8,803        14,196
Accrued restructuring
 and severance costs        57,722             214           397
Deferred revenue - current  10,389           5,755         2,139
Deferred revenue - long term 4,783          14,835         4,209
Deferred patent and product
 development costs         (31,418)        (33,618)      (23,669)
Purchased technology &
 other intangibles           4,629           3,932         3,938
Property, plant and
 equipment                 (13,247)        (18,254)      (13,184)
Investments                (96,290)         (4,614)          158
Cumulative translation
 adjustments                12,714           6,131         3,750
Net operating loss
 carryforwards              32,958               -             -
Tax credit carryforwards    27,562           3,651         2,883
Other, net                  10,116           5,024         3,182
                           115,952           7,735         7,036
Less: Valuation allowance    6,958               -           696

Net Deferred Tax Asset    $108,994          $7,735       $ 6,340


The valuation allowance increased by $6,958 during 2000, decreased by $696 during 1999 and increased by $107 during 1998. The valuation allowance at December 31, 2000 relates to net operating loss carryforwards and foreign tax credit carryforwards. The valuation allowance at December 31, 1998 related to state investment tax credit carryforwards which were likely to be recaptured.

14.  COMMITMENTS AND CONTINGENCIES

a.   Lease Agreements

The combined aggregate amount of required future minimum rental payments under non-cancelable operating leases for each of the years ended December 31, are as follows:

                  2001                     $14,923
                  2002                      13,390
                  2003                      11,167
                  2004                       9,609
                  2005                       8,008
               Thereafter                   34,505
                                           $91,602

Rent expense under substantially all operating leases was $13,198, $11,143, and $9,938, for the years ended December 31, 2000, 1999 and 1998, respectively.

b.   Employment Contracts

The Company has executed employment contracts with certain senior executives that vary in length, for which the Company has a minimum commitment aggregating approximately $12,899 at December
31, 2000.

c.   Legal Matters

The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In March 2001, Proxim Incorporated ("Proxim") sued the Company, 3Com Corporation, Wayport Incorporated and SMC Networks Incorporated in the United States District Court in the District of Delaware for allegedly infringing three patents owned by Proxim. Proxim did not identify any specific products of the Company that allegedly infringe these three patents. Proxim also filed a similar lawsuit in March 2001 in the United States District Court in the District of Massachusetts against Cisco

Systems, Incorporated and Intersil, Incorporated.   The
complaint against the Company seeks, among other relief, unspecified damages for patent infringement, treble damages for willful infringement, and a permanent injunction against the
Company from infringing these three patents.   In a press
conference held after the filing of the complaints, Proxim indicated that it was interested in licensing the patents that are the subject of the lawsuit against the Company. The Company believes that the allegations of the lawsuit are meritless and intends to defend this action vigorously.

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

On April 12, 2000, the Lemelson Partnership filed its Answer to the Complaint in the Symbol et. al. v. Lemelson Partnership case. In the Answer, the Lemelson Partnership included a counterclaim against the Company and the other plaintiffs seeking a dismissal of the case. Alternatively, the Lemelson Partnership's counterclaim seeks a declaration that the Company and the other plaintiffs have contributed to, or induced infringement of particular method claims of the patents-in-suit by the plaintiffs' customers. The Company believes there is no merit to the Lemelson Partnership's counterclaim.

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying, superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal. The Company believes the Federal Court will hear oral argument on the motion later in 2001.

On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. On August 8, 2000, the Lemelson Partnership filed a motion seeking an extension of approximately ten weeks in which to file an answer to this motion. On August 31, 2000, the Court granted the Lemelson Partnership's motion for such an extension. On October 25, 2000, the Lemelson Partnership filed a combined opposition to the motion of the Auto ID companies for partial summary judgment and its own cross-motion for partial summary judgment that many of the claims of the Lemelson Partnership's patents satisfy the written description requirement. On January 8, 2001, the Auto ID companies filed a combined reply in support of their partial summary judgment motion and opposition to the Lemelson Partnership's partial summary judgment cross-motion. The Company believes that the District Court will probably hear oral arguments on this motion later in 2001.

From December through March 1999, a total of 27 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of Telxon on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period from May 21, 1996 through February 23, 1999 or various portions thereof, alleging claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to Telxon's financial performance and prospects and an alleged violation of generally accepted accounting principles by improperly recognizing revenues. The named defendants are Telxon, its former President and Chief Executive Officer, Frank E. Brick, and its former Senior Vice President and Chief Financial Officer, Kenneth W. Haver. The actions were referred to a single judge. On February 9, 1999, the plaintiffs filed a Motion to consolidate all of the actions and the Court heard motions on naming class representatives and lead class counsel on April 26, 1999.

On August 25, 1999, the Court appointed lead plaintiffs and their counsel, ordered the filing of an Amended Complaint, and dismissed 26 of the 27 class action suits without prejudice and consolidated those 26 cases into the first filed action. The lead plaintiffs appointed by the Court filed an Amended Class Action Complaint on September 30, 1999. The Amended Complaint alleges that the defendants engaged in a scheme to defraud investors through improper revenue recognition practices and concealment of material adverse conditions in Telxon's business and finances. The Amended Complaint seeks certification of the identified class, unspecified compensatory and punitive damages, pre- and post-judgment interest, and attorneys' fees and costs. Various appeals and writs challenging the District Court's August 25, 1999 rulings were filed by two of the unsuccessful plaintiffs but have all been denied by the Court of Appeals.

On November 8, 1999, the defendants jointly moved to dismiss the Amended Complaint, which was denied on September 29, 2000. Following the denial, the parties filed a proposed joint case schedule, discovery commenced, and the parties each filed their initial disclosures. On October 30, 2000, defendants filed their answer to the plaintiffs' amended complaint as well as a Motion for Reconsideration or to Certify the Order Denying the Motion to Dismiss for Interlocutory Appeal and request for oral argument, and a memorandum of points and authorities in support of that motion. On November 14, 2000, Plaintiffs filed a Memorandum in Opposition of Defendants Motion. This Motion was denied on January 19, 2001. On November 1, 2000, defendants filed a Motion for Application of the Amended Federal Rules of Civil Procedure to the case, and on November 16, 2000, the Court granted this Motion in part and held that the Court will apply the new rules of evidence and new rules of civil procedure except to the extent those rules effectuate changes to Rule 26 of the Federal Rules for Civil Procedure. Discovery is in its preliminary stages.

By letter dated December 18, 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission (the "Commission") advised Telxon that it was conducting a preliminary, informal inquiry into trading of the securities of Telxon at or about the time of Telxon's December 11, 1998 press release announcing that Telxon would be restating the revenues for its second fiscal quarter ended September 30, 1998. On January 20, 1999, the Commission issued a formal Order Directing Private Investigation and Designating Officers To Take Testimony with respect to the referenced trading and specified accounting matters, pursuant to which subpoenas have been served requiring the production of specified documents and testimony.

By letter dated March 9, 2001, the Division of Enforcement of the Commission informed Telxon that it had made a preliminary determination to recommend that the Commission initiate an action against Telxon for violation of various sections of the federal securities laws and regulations and to seek permanent injunctive relief and appropriate monetary penalties against Telxon. The Division of Enforcement has also indicated that it intends to recommend similar action against one current and two former employees of Telxon. The Commission gave Telxon until April 23, 2001 to indicate in a written submission why Telxon believes no action should be instituted against it. Telxon has not accrued for any fines or penalties under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," because the amount of any such fine or penalty is not estimable.


15.  STOCKHOLDERS' EQUITY

a.   Stock Option Plans

There are a total of 30,655,728 shares of common stock reserved for issuance under the Company's stock option plans at December 31, 2000. Stock options granted to date generally vest over a one to five year period, expire after ten years and have exercise prices equal to the market value of the Company's common stock at the date of grant.

A summary of changes in the stock option plans is:
                                  Shares Under Option_____________
                                         Number of     Weighted Avg.
                         Option Price      Shares        Exercise
                          per Share     (in thousands)     Price____
Shares under option
 at January 1, 1998    $ 1.79 to $12.26   21,876        $ 7.16
    Granted            $11.05 to $23.89    5,147        $13.76
    Exercised          $ 2.17 to $ 9.38   (2,517)       $ 4.34
    Cancelled          $ 2.37 to $22.00     (558)       $ 9.86

Shares under option
 at December 31, 1998  $ 1.79 to $23.89   23,948        $ 8.81
    Granted            $21.04 to $37.83    4,634        $25.97
    Exercised          $ 2.17 to $12.26   (3,134)       $ 6.39
    Cancelled          $ 3.68 to $25.78     (326)       $13.59

Shares under option
 at December 31, 1999  $ 1.79 to $37.83   25,122        $12.22
    Granted            $31.12 to $61.83    2,770        $47.38
    Granted to
     replace Telxon
      options          $15.94 to $59.25    1,740        $26.99
    Exercised          $ 2.17 to $22.00   (3,348)       $ 8.01
    Cancelled          $ 5.18 to $53.75     (656)       $24.02

Shares under option
 at December 31, 2000  $ 1.79 to $61.83   25,628        $17.36

Shares exercisable
 at December 31, 2000  $ 1.79 to $59.25   13,693        $10.55

The following table summarizes information concerning currently outstanding and exercisable options:

                                       Weighted                Weighted
  Range of        Number     Remaining Average     Number      Average
  Exercise      Outstanding    Life    Exercise  Exercisable   Exercise
   Prices     (in thousands)  (years)   Price   (in thousands)  Price__
$ 1.79 - $ 2.68    1,165        2.0     $ 2.46     1,165        $ 2.46
$ 2.69 - $ 4.03      558        1.8     $ 3.61       558        $ 3.61
$ 4.04 - $ 6.06    1,677        3.8     $ 5.27     1,677        $ 5.27
$ 6.07 - $ 9.10    3,859        5.2     $ 7.80     3,552        $ 7.81
$ 9.11 - $13.67    8,498        6.3     $10.69     4,776        $10.57
$13.68 - $20.52    1,579        6.6     $18.80       936        $18.45
$20.53 - $30.80    4,716        7.5     $25.17       459        $25.77
$30.81 - $46.22    1,823        7.7     $37.88       396        $37.25
$46.23 - $61.83    1,753        8.3     $52.88       174        $49.27
                  25,628                          13,693

At December 31, 2000, an aggregate of 5,028,000 shares remain available for grant under the stock option plans. The tax benefits arising from stock option exercises during the years ended December 31, 2000, 1999 and 1998, in the amount of $53,960, $26,786, and $13,207, respectively, were recorded in stockholders' equity as additional paid-in capital.

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company applies the intrinsic value based method as described in APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the fixed portion of its plans.

If compensation cost for the Company's fixed stock options (including outside directors' options and stock purchase warrants discussed below) had been determined in accordance with the fair value method described in SFAS No. 123, the Company's net (loss) earnings and (loss) earnings per share would have been the pro forma amounts indicated below:
                                 Year Ended December 31,____
                              2000        1999        1998__

Net (Loss) Earnings:
     As Reported            ($68,966)    $116,364     $92,964
     Pro Forma              ($86,262)    $103,996     $85,529

Basic (Loss) Earnings Per Share:
     As Reported            ($0.50)         $0.88       $0.70
     Pro Forma              ($0.63)         $0.79       $0.65

Diluted (Loss) Earnings Per Share:
     As Reported            ($0.50)         $0.82       $0.66
     Pro Forma              ($0.63)         $0.73       $0.61
                               F-33


The weighted average fair value of options granted during 2000, 1999, and 1998 was $19.12, $9.15, and $4.57 per option, respectively. In determining the fair value of options and outside directors' options and stock purchase warrants granted in 2000, 1999 and 1998 for pro forma purposes the Company used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 5.5 percent, 5.5 percent, and 5.0 percent; an expected option life of 4 years; an expected volatility of 43 percent, 35 percent, and 33 percent; and a dividend yield of 0.14 percent per year. As required by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro-forma calculation.

b.   Outside Directors' Options and Stock Purchase Warrants

All options and stock purchase warrants issued to outside directors vest over a two to four year period, expire after ten years and have exercise prices equal to the market value of the Company's common stock at the date of grant. The following table indicates the number of common shares issuable upon exercise and the exercise price per share of all outstanding outside Directors' options and stock purchase warrants as of December 31, 2000:

                Number of
                 Shares                              Shares
                Issuable         Exercise           Vested at
Exercisable   Upon Exercise        Price       December 31,2000
     to      (in thousands)      per Share       (in thousands)_


   2004            76          $ 4.98 to $ 5.48         76
   2005            25                $ 6.64             25
   2006            38                $ 9.28             38
   2007            25                $ 9.77             25
   2008           118           $11.05 to $14.75        68
   2009           100           $23.69 to $37.83        33
   2010           350           $48.00 to $53.75         -
                  732                                  265

The weighted average exercise price for the number of shares issuable upon exercise was $32.28, $13.70, and $8.93, respectively, for the years ended December 31, 2000, 1999, and 1998. The weighted average exercise price of shares vested was $10.81, $8.04, and $6.75, respectively, for the years ended December 31, 2000, 1999, and 1998. The weighted average fair value of outside directors options and stock purchase warrants granted during 2000, 1999, and 1998 was $21.27, $8.42, and $3.89, per share, respectively.






c.   Employee Stock Purchase Plan

During 1997, the Company adopted an employee stock purchase plan which was approved by the Company's stockholders at the annual meeting of shareholders. Participants may purchase shares of stock for an amount equal to 85 percent of the lesser of the closing price of a share of stock on the first trading day of the period or the last trading day of the period.

The stock sold to plan participants shall be authorized but unissued common stock, treasury shares or shares purchased in the open market. The aggregate number of shares which may be issued pursuant to the plan is 1,265,625. As of December 31, 2000, 719,843 shares were issued to participants and subsequent to December 31, 2000, 113,530 shares were issued to participants by the Company all of which were purchased in the open market by the Company. The weighted average fair value of the options granted to purchase shares in 2000 was $13.26.

d.   Treasury Stock

Treasury stock is comprised of 7,322,000 shares of common stock purchased for a total cost of $107,380 from certain officers in connection with the exercise of stock options, 13,136,000 shares purchased in open market transactions for a total cost of $135,995 pursuant to the various stock repurchase programs authorized by the Board of Directors, partially offset by 5,019,000 shares reissued with a book value of $57,776 and proceeds of $200,587.

16.  ASSOCIATE BENEFIT PLANS

a.   Profit Sharing Retirement Plan

The Company maintains a 401(k) profit sharing retirement plan for all U.S. associates meeting certain service requirements. The Company contributes monthly, 50.0 percent of the first 6.0 percent of associates' contributions, which results in a maximum Company contribution of 3.0 percent of the associates' annual compensation. Plan expense for the years ended December 31, 2000, 1999, and 1998 was $7,519, $6,182, and $5,339, respectively.

b.   Health Benefits

The Company pays a portion of costs incurred in connection with providing associate and dependant health benefits through programs administered by various insurance companies. Such costs amounted to $16,683, $14,161, and, $12,935, for the years ended December 31, 2000, 1999 and 1998, respectively.



c.   Executive Retirement Plan

The Company maintains an Executive Retirement Plan (the "Plan") in which certain highly compensated associates are eligible to participate. Participants are selected by a committee of the Board of Directors. Benefits vest after five years of service and are based on a percentage of average compensation for the three years immediately preceding termination of the participant's full-time employment. As of December 31, 2000, 12 officers were participants in the Plan. The Company's obligations under the Plan are not funded apart from the Company's general assets.

Change in benefit obligation:
                                        Year Ended December 31,__
                                         2000     1999     1998__

  Benefit obligation at beginning
   of year                            $10,381     $9,817   $8,234
  Service cost                          1,086      1,063      806
  Interest cost                           885        792      711
  Amortization of unrecognized prior
   service cost                            92         92      112
  Actuarial loss                           97        110        8
  Recognition of SERP Swap Benefit     (1,523)    (1,439)       -
  Benefits paid                           (54)       (54)     (54)
  Benefit obligation at end of year   $10,964    $10,381   $9,817

Funded status                         (17,483)   (13,730) (13,199)
Unrecognized actuarial loss             5,981      2,719    2,660
Unrecognized prior service cost           538        630      722
Net amount recognized                ($10,964)  ($10,381) ($9,817)

                                        Year Ended December 31,__
                                         2000     1999     1998__

Service cost                          $1,086    $1,063     $806
Interest cost                            885       792      711
Amortization of unrecognized
 Prior service cost                       92        92      112
                                          97       110        8
Net periodic benefit cost             $2,160    $2,057   $1,637


The Plan had $11,717 and $10,846 of vested benefit obligations at December 31, 2000 and 1999, respectively, which are included in other liabilities. The projected benefit obligation at December 31, 2000, 1999, and 1998 was determined using an assumed weighted average discount rate of 8.0 percent, 7.5 percent, and, 6.5 percent, respectively, and an assumed increase in the long-term rate of compensation of 6.0 percent for December 31, 2000 and 5.0 percent for both December 31, 1999 and 1998.

17.  RECONCILIATION OF BASIC AND DILUTED (LOSS)/EARNINGS PER SHARE

Basic earnings per common share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted-average number of common shares, after giving effect to diluted common stock equivalents outstanding during each period. The following table provides a reconciliation between basic and diluted (loss)/earnings per share:

                                              For The Year Ended___________________________
                       December 31, 2000       December 31, 1999       December 31, 1998___
                                      Per                     Per                      Per
                     Loss    Shares  Share   Income  Shares  Share   Income  Shares   Share
Basic EPS
(Loss) Income available
 to common
 stockholders     ($68,966)137,629 ($0.50) $116,364 132,488  $0.88   $92,964 132,291 $0.70


Effect of Dilutive
 Securities
Options/Warrants(1)      -       -      -         -  9,084  ($0.06)        -  8,190 ($0.04)

Diluted EPS
(Loss) Income available to
 common stockholders
 plus assumed
 exercises        ($68,966) 137,629 ($0.50)$116,364 141,572  $0.82   $92,964 140,481 $0.66

(1) For the year ended December 31, 2000, the impact of stock options and warrants and convertible subordinated notes and debentures is antidilutive and has therefore not been included herein.

18.   BUSINESS SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS

The Company manages its business on a geographic basis. The Company's reportable business segment has been aggregated into three geographic segments, The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia).

Summarized financial information concerning the Company's geographic segments is shown in the following table. Sales are allocated to each of the geographic segments based upon the location of the use of the products and services. The "Corporate" column includes corporate related expenses (primarily various indirect manufacturing operations costs, engineering and general and administrative expenses) not allocated to geographic segments. This has the effect of increasing reportable operating profit for The Americas, EMEA and Asia Pacific. Indentifiable assets are those tangible and intangible assets used in operations in each geographic area. Corporate assets are principally temporary investments and the excess of cost over fair value of net assets acquired.






























                                The               Asia
                              Americas   EMEA    Pacific  Corporate Consolidated
Year ended December 31, 2000:
Sales to unaffiliated
  customers                $1,011,703   $355,736   $82,051   $      -  $1,449,490
Transfers between
  geographic areas            274,600          -         -   (274,600)          -

     Total net revenue     $1,286,303   $355,736   $82,051  ($274,600) $1,449,490

Interest income                $3,620       $501       $92          -      $4,213

Interest expense              $15,879       $500       $54          -     $16,433

Depreciation and
  Amortization expense        $75,224     $6,396      $463          -     $82,083

(Loss) Earnings before
  provision for income
  taxes                      $316,034    $69,750   $26,100  ($491,442)   $(79,558)

Income tax (benefit)
  /expense                   ($16,152)    $4,121    $1,439          -    $(10,592)

Identifiable assets        $1,482,683   $196,643   $53,021   $360,852  $2,093,199

Year ended December 31, 1999:

Sales to unaffiliated
  customers                  $731,206   $343,507   $64,577   $      -  $1,139,290
Transfers between
  geographic areas            241,175          -        -    (241,175)          -

     Total net revenue       $972,381   $343,507   $64,577  ($241,175) $1,139,290

Interest income                $1,704       $568       $43          -      $2,315

Interest expense               $8,010       $126         -          -      $8,136

Depreciation and
  Amortization expense        $59,878     $5,993      $313          -     $66,184

Earnings before
 provision for income
 taxes                       $273,968    $93,198   $23,419  ($219,461)   $171,124

Income tax expense            $49,783     $2,822    $2,155         -      $54,760

Identifiable assets          $771,305   $143,717   $23,832   $109,090  $1,047,944

Year ended December 31, 1998:

Sales to unaffiliated
  customers                  $645,916   $284,084   $47,901   $      -    $977,901
Transfers between
  geographic areas            185,935          -         -   (185,935)          -

     Total net revenue       $831,851   $284,084   $47,901  ($185,935)   $977,901

Interest income                $1,118     $1,005      $250          -      $2,373

Interest expense               $5,188       $536       $99          -      $5,823

Depreciation and
  Amortization expense        $49,154     $5,732      $270          -     $55,156

Earnings before
 provision for income
 taxes                       $176,358    $73,540   $16,965  ($128,112)   $138,751

Income tax expense            $41,123     $3,741      $923          -     $45,787

Identifiable assets          $588,131   $135,251   $17,719    $97,298    $838,399


19.   SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                            Quarter Ended___________________
                               March 31   June 30  September 30  December 31

Year Ended
December 31, 2000:

Net revenue                  $320,011    $341,398    $373,249    $414,832
Gross profit                  133,072     141,081     154,047      32,153
Net earnings (loss)            31,736      36,177      40,450    (177,329)(1)
Basic earnings
 (loss) per share:              $0.24       $0.26       $0.29      $(1.26)(1)
Diluted earnings
 (loss) per share:              $0.22       $0.25       $0.28      $(1.26)(1)

Year Ended
December 31, 1999:

Net revenue                  $259,690    $274,103    $293,030    $312,467
Gross profit                  110,654     116,907     125,107     132,066
Net earnings                   24,342      27,783      30,780      33,459
Basic earnings per share:       $0.18       $0.21       $0.23       $0.25
Diluted earnings per share:     $0.17       $0.20       $0.22       $0.23

(1) Includes pre-tax charges of $273,521 or ($1.42) diluted loss per share for the quarter related to acquisition costs associated with restructuring and impairment charges ($146,696), in-process research and development ($87,600), and merger integration charges ($39,225).

The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.












20.   SUBSEQUENT EVENTS

In January 2001, the Company simultaneously terminated the existing Collar on the Cisco shares (see Note 5) and entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities which underlie the SAILS contract represent the Company's investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. These securities have a seven-year maturity and pay a cash coupon of 3.625 percent. The SAILS contain an equity collar, which effectively manages a large portion of the Company's exposure to fluctuations in the fair value of Cisco common stock. At maturity, the SAILS will be exchangeable for shares of Cisco common stock, or at the Company's option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of the existing collar were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under its revolving credit facility. The Company will account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS 133 and the change in fair value of this derivative between reporting dates will be recognized through earnings.

On February 26, 2001, the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend and a $.01 semi-annual cash dividend both of which are payable on April 16, 2001 to shareholders of record on March 26, 2001. Per share amounts contained herein have not been adjusted to reflect this split.





















                                 SCHEDULE II

                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                         (All amounts in thousands)



COLUMN A              COLUMN B           COLUMN C             COLUMN D       COLUMN E
                                        Additions_______
                                     (1)          (2)
                      Balance at   Charged to   Charged                      Balance
                       beginning    cost and    to other                     at end
Description            of year      expenses    accounts     Deductions      of year
Allowance for doubtful
  accounts:

December 31, 2000       $11,924      $2,975     $17,603(a)    $1,227 (b)     $31,275

December 31, 1999       $10,031      $3,288     $  -          $1,395 (b)     $11,924

December 31, 1998       $10,995      $2,921     $  -          $3,885 (b)     $10,031


(a)  Telxon-related allowance for doubtful accounts.

(b)  Uncollectible accounts written off.















                                  S-1











                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                __________________________________

                          ANNUAL REPORT

                               ON

                            FORM 10-K

                      FOR FISCAL YEAR ENDED

                        DECEMBER 31, 2000

                __________________________________

                     SYMBOL TECHNOLOGIES, INC.

                             EXHIBITS





















3.     Exhibits

Exhibit

3.1 Certificate of Incorporation of Symbol Technologies, Inc. as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December
31, 1999 (the "1999 Form 10-K."))

3.3 By-laws of the Company as currently in effect. (Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-
K for the year ended December 31, 1998 (the "1998 Form 10-K."))

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

10.2   1994 Directors' Stock Option Plan.  (Incorporated by reference to
Exhibit 4.1 to Registration Statement No. 33-78678 on Form S-8.)

10.3   2000 Director's Stock Option Plan.  (Incorporated by reference to
Exhibit 4 to Registration Statement No. 333-78599 on Form S-8.)

10.4   1997 Employee Stock Purchase Plan. (Incorporated by reference to
Exhibit 4.2 to Registration Statement No. 333-26593 on Form S-8.)

10.5   1997 Employee Stock Option Plan.
       (Incorporated by reference to Exhibit 16.5 to the 1998 Form 10-K.)

10.6   1991 Employee Stock Option Plan (Incorporated by reference to
Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

10.7 1990 Non-Executive Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form
10-K for the year ended December 31, 1995 (the "1995 Form 10-K."))


10.8   2001 Non-Executive Stock Option Plan.

10.9 Employment Agreement by and between the Company and Jerome Swartz, dated as of July 1, 2000.

10.10  Employment Agreement by and between the Company and Tomo
Razmilovic, dated as of July 1, 2000.

10.11 Employment Agreement by and between the Company and Leonard H. Goldner, dated as of December 15, 2000.

10.12 Employment Agreement by and between the Company and Raymond Martino, dated as of February 15,2000. (Incorporated by reference to Exhibit 10.10 to the 1999 Form l0-K.)

10.13 Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.14 to 1989 Form 10-K.)

10.14 Symbol Technologies, Inc. Stock Ownership and Option Retention Program.(Incorporated by reference to Exhibit 10.13 of the 1995
Form 10-K.)

10.15  Summary of Symbol Technologies, Inc. Executive Bonus Plan.
(Incorporated by reference to Exhibit 10.13 of the 1999 Form 10-K.)

10.16 Form of Note Agreements dated as of February 15, 1993 relating to the Company's 7.76 percent Series A and Series B Senior Notes due
February 15, 2003 (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended
December 31, 1992.)

10.17 2000 Amended and Restated Credit Agreement dated as of August 13,2000 among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A., as agent and as letter of credit issuing bank.

10.18  First Amendment dated March 28, 2001 to 2000 Amended and
       Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit
       Agreement and Bank of America, N.A., as agent and as Letter of credit issuing bank.


10.19 Indenture by and between Telxon Corporation and AmeriTrust Company National Association, as Trustee, dated as of June 1, 1987, regarding Telxon Corporation's 7-1/2% Convertible Subordinated
Debentures Due 2012, incorporated herein by reference to Exhibit
4.2 to Telxon Corporation's Registration Statement on Form S-3,
Registration No. 33-14348, filed May 18, 1987.

10.19.1  Form of Telxon Corporation's 7-1/2% Convertible
         Subordinated Debentures Due 2012 (set forth in the Indenture included as Exhibit 10.19 above).

10.20 Indenture by and between Telxon Corporation and Bank One Trust Company, N.A., as Trustee, dated as of December 1, 1995, regarding Telxon Corporation's 5-3/4% Convertible Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to Telxon, Corporation's Registration Statement on Form S-3, Registration
       No. 333-1189, filed February 23, 1996.

       10.20.1  Form of Telxon Corporation's 5-3/4% Convertible
                Subordinated Notes due 2003 issued under the Indenture included as Exhibit 10.20 above, incorporated herein by reference to Exhibit 4.2 to Telxon Corporation's Registration Statement on Form S-3, Registration No. 333-1189,filed February 23, 1996.

10.20.2  Registration Rights Agreement by and among
         Registrant and Hambrecht & Quist LLC and
         Prudential Securities Incorporated, as the Initial Purchasers of Registrant's 5-3/4% Convertible Subordinated Notes due 2003, with respect to the registration of said Notes under applicable securities laws, incorporated herein by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-3, Registration No. 333-1189, filed February 23, 1996.

22.    Subsidiaries.

23.    Consent of Deloitte & Touche LLP

(b)    Reports on Form 8-K

       Not Applicable

                      - EXHIBIT 10.8 -
                   SYMBOL TECHNOLOGIES, INC.
              2001 NON-EXECUTIVE STOCK OPTION PLAN

            1. Purpose. The 2001 Non-Executive Stock Option Plan (the "Plan") of Symbol Technologies, Inc. (the "Company"), a Delaware corporation, is designed to aid the Company and its subsidiaries in retaining and attracting personnel of exceptional ability by enabling key employees to purchase a proprietary interest in the Company, thereby stimulating in such individuals an increased desire to render greater services which will contribute to the continued growth and success of the Company and its subsidiaries. Options granted under the Plan are not intended to satisfy the requirements for classification as "Incentive Stock Options" codified in Section 422A of the Internal Revenue Code of 1986, as amended (the "Code").

             2. Amount and Source of Stock. The total number of shares of Common Stock, par value $.01 per share, of the Company which may be the subject of options granted pursuant to the Plan shall not exceed 5,000,000 of the Company's Common Stock, par value $.01 (the "Shares"), subject to adjustment as
                                1


provided in paragraph 10. Such Shares may be reserved or made available from the Company's authorized and unissued Shares or from Shares reacquired and held in the Company's treasury. In the event that any option granted hereunder shall terminate prior to its exercise in full for any reason, then the Shares subject to such option shall be added to the Shares otherwise available for issuance pursuant to the exercise of options under the Plan.

            3. Administration of the Plan. If all of the members of the Board of Directors of the Company (the "Board") are "disinterested persons" as that term is defined in Rule 16b-3(c) (2) (or any successor provision) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") ("Disinterested Persons"), then the Plan shall be administered by the Board or, if so designated by resolution of the Board by a committee of the Board comprised of two or more members of the Board, selected by the Board, all of which members shall be "Disinterested Persons" (the "Committee"). If all of the members of the Board are not "Disinterested Persons"' then the Board shall designate such a Committee to administer the Plan. (The body which is administering the Plan pursuant to
                                2


this paragraph shall at times be referred to herein as the "Administrative Body.")

            The Administrative Body shall have full authority to interpret the Plan, to establish and amend rules and regulations relating to it, to determine the key employees to whom options may be granted under the Plan, to select from among the eligible individuals those to whom options are to be granted, to determine the terms and provisions of the respective option agreements (which need not be identical) and to make all other determinations necessary or advisable for the administration of the Plan. The date on which the Administrative Body adopts resolutions granting an option to a specified individual shall constitute the date of grant of such option (the "Date of Grant"); provided, however, that if the grant of an option is made subject to the occurrence of a subsequent event (such as, for example, the commencement of employment), the date on which such subsequent event occurs shall be the Date of Grant. The adoption of any such resolution by the majority of the members of the Administrative Body shall complete the necessary corporate action constituting the grant of said option and an offer of Shares for sale to said individual under the Plan.
                                3


            4. Eligibility. All key employees of the Company or any subsidiary of the Company (other than employees who are directors or officers of the Company including any person who is an "officer" of the Company as said term is defined in Rule 16a-1(f) (or any successor provision) promulgated pursuant to the Exchange Act), as determined by the Administrative Body, shall be eligible to receive options hereunder. For purposes of the Plan, a subsidiary shall mean any corporation of which the Company owns or controls, directly or indirectly, fifty percent (50%) or more of the outstanding shares of stock normally entitled to vote for the election of directors including voting securities issuable upon conversion of another security which is, or may have been, convertible into such voting securities or voting securities issuable upon the exercise of any warrant, option or other similar right and any partnership of which the Company or a corporate subsidiary is a general partner. From time to time the Administrative Body shall, in its sole discretion, within the applicable limits of the Plan, select from among the eligible individuals those persons to whom options shall be granted under the Plan, the number of Shares subject to each option, and the exercise price, terms and conditions of any options to be granted hereunder.
                                4



            5. Option Price. The exercise price for the Shares purchasable under any option granted pursuant to the Plan shall not be less than 100% of the fair market value per share of the Shares subject to option under the Plan at the Date of Grant, solely as determined by the Administrative Body in good faith. The exercise price for options granted pursuant to the Plan shall be subject to adjustment as provided in paragraph 10. For purposes of the Plan, the "fair market value per share" of the Shares on a given date shall be: (i) if the Shares are listed on a registered securities exchange or traded on the NASDAQ National Market System, the closing price per share of the Shares on such date (or, if there was no trading in the Shares on such date, on the next preceding day on which there was trading); (ii) if the Shares are not listed on a registered securities exchange or traded on the NASDAQ National Market System but the bid and asked prices per share for the Shares are provided by NASDAQ, the National Quotation Bureau Incorporated or any similar organization, the average of the closing bid and asked price per share of the Shares on such date (or, if there was no trading in the Shares on such date, on the next preceding day on which there was trading) as provided by such
                                5


organization; and (iii) if the Shares are not listed on a registered securities exchange or traded on the NASDAQ National Market System and the bid and asked prices per share of the Shares are not provided by NASDAQ, the National Quotation Bureau Incorporated or any similar organization, as determined by the Administrative Body in good faith.

            6.  Term of Option.
               (a) Subject to the provisions of the Plan, the Administrative Body shall have absolute discretion in determining the period during which, the rate at which and the terms and conditions upon which any option granted hereunder may be exercised, and whether any option exercisable in installments is to be exercisable on a cumulative or non-cumulative basis; provided, however, that no option granted hereunder shall be exercisable for a period exceeding ten (10) years from the Date of Grant.
               (b) The grant of options by the Administrative Body shall be effective as of the date on which the Administrative Body shall authorize the option; provided, however, that no option granted hereunder shall be exercisable unless and until the holder shall enter into an individual
                                6


option agreement with the Company that shall set forth the terms and conditions of such option. Each such agreement shall expressly incorporate by reference the provisions of this Plan (a copy of which shall be made available for inspection by the optionee during normal business hours at the principal office of the Company), and shall state that in the event of any inconsistency between the provisions hereof and the provisions of such agreement, the provisions of this Plan shall govern.

            7.  Exercise of Options.  An option shall be
exercised when written notice of such exercise, signed by the person entitled to exercise the option, has been delivered or transmitted by registered or certified mail to the Secretary of the Company at its then principal office. Said notice shall specify the number of Shares for which the option is being exercised and shall be accompanied by (i) such documentation, if any, as may be required by the Company as provided in subparagraph 11(b), and (ii) payment of the aggregate option price. Such payment shall be in the form of (i) cash or a certified check (unless such certification is waived by the Company) payable to the order of the Company in the amount of the aggregate option price, (ii) certificates duly endorsed for
                                7


transfer (with all transfer taxes paid or provided for) evidencing a number of Shares (provided, however, that with such Shares have been owned by the Optionee for at least six months) of which the aggregate fair market value on the date of exercise is equal to the aggregate option exercise price of the Shares being purchased, (iii) by delivering to the Company (a) irrevocable instructions to deliver the stock certificates representing the Shares for which the option is being exercised, directly to a broker, and (b) instructions to the broker to sell such Shares and promptly deliver to the Company the portion of the sale proceeds equal to the aggregate option exercise price, or (iv) a combination of these methods of payment. Delivery of said notice shall constitute an irrevocable election to purchase the Shares specified in said notice, and the date on which the Company receives the last of said notice, documentation and the aggregate option exercise price for all of the Shares covered by the notice shall, subject to the provisions of paragraph 11 hereof, be the date as of which the Shares so purchased shall be deemed to have been acquired. The Optionee shall not have the right or status as a holder of the Shares to which such exercise relates prior to receipt by the Company of the payment, notice and documentation expressly referred to in this paragraph 7.
                                8
            8. Exercise and Cancellation of Options Upon Termination of Employment or Death. Except as set forth below, if a holder shall voluntarily or involuntarily terminate his service as an employee of the Company or any subsidiary of the Company, the option of such holder shall terminate upon the date of such termination of employment regardless of the expiration date specified in such option. If the termination of employment is due to retirement (as defined by the Administrative Body in its sole discretion), the holder shall have the privilege of exercising any option that the holder could have exercised on the day upon which he ceased to be an employee of the Company or any subsidiary of the Company, provided, however, that such exercise must be accomplished within the term of such option and within three (3) months of the holder's retirement. If the termination of employment is due to disability (to the extent and in a manner as shall be determined by the Administrative Body in its sole discretion), he (or his duly appointed guardian or conservator) shall have the privilege of exercising any option that he could have exercised on the day upon which he ceased to be an employee of the Company or any subsidiary of the Company; provided, however, that such exercise must be accomplished within the term of such option and within one (1)
                                9


year of the termination of his employment with the Company or any subsidiary of the Company. If the termination of employment is due to the death of the holder, the duly appointed executor or administrator of his estate shall have the privilege at any time of exercising any option that the holder could have exercised on the date of his death; provided, however, that such exercise must be accomplished within the term of such option and within one (1) year of the holder's death. For all purposes of the Plan, an approved leave of absence shall not constitute interruption or termination of employment.

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

            9.  Non-transferability of Options.  No option
granted under the Plan shall be sold, pledged, assigned or
                              10


transferred in any manner except to the extent that options may be exercised by an executor or administrator as provided in paragraph 8 hereof. An option may be exercised, during the lifetime of the holder thereof, only by such holder or his duly appointed guardian or conservator in the event of his disability.

            10.  Adjustments Upon Changes in Capitalization.
                (a) If the outstanding Shares are subdivided, consolidated, increased, decreased, changed into, or exchanged for a different number or kind of shares or other securities of the Company through reorganization, merger, recapitalization, reclassification, capital adjustment or otherwise, or if the Company shall issue additional Shares as a dividend or pursuant to a stock split, then the number and kind of Shares available for issuance pursuant to the exercise of options to be granted under this Plan and all Shares subject to the unexercised portion of any option theretofore granted and the option price of such options shall be adjusted to prevent the inequitable enlargement or dilution of any rights hereunder; provided, however, that any such adjustment in outstanding options under the Plan shall be made without change in the aggregate exercise
                              11


price applicable to the unexercised portion of any such outstanding option except that the exercise price may be rounded to the nearest one cent. Distributions to the Company's shareholders consisting of property other than shares of Common Stock of the Company or its successor and distributions to shareholders of rights to subscribe for Common Stock shall not result in the adjustment of the Shares purchasable under outstanding options or the exercise price of outstanding options. Adjustments under this paragraph shall be made by the Administrative Body, whose determination thereof shall be conclusive and binding. Any fractional Share resulting from adjustments pursuant to this paragraph shall be eliminated from any then outstanding option. Nothing contained herein or in any option agreement shall be construed to affect in any way the right or power of the Company to make or become a party to any adjustments, reclassifications, reorganizations or changes in its capital or business structure or to merge, consolidate, dissolve, liquidate or otherwise transfer all or any part of its business or assets.
                (b)  If, in the event of a merger or
consolidation, the Company is not the surviving corporation, and in the event that the agreements governing such merger or
                              12


consolidation do not provide for the substitution of new options or other rights in lieu of the options granted hereunder or for the express assumption of such outstanding options by the surviving corporation, or in the event of the dissolution or liquidation of the Company, the holder of any option theretofore granted under this Plan shall have the right not less than five
(5) days prior to the record date for the determination of shareholders entitled to participate in such merger, consolidation, dissolution or liquidation, to exercise his option, in whole or in part, without regard to any installment provision that may have been made part of the terms and conditions of such option; provided that any conditions precedent to such exercise set forth in any option agreement granted under this Plan, other than the passage of time, have been satisfied. In any such event, the Company will mail or cause to be mailed to each holder of an option hereunder a notice specifying the date that is to be fixed as of which all holders of record of the Shares shall be entitled to exchange their Shares for securities, cash or other property issuable or deliverable pursuant to such merger, consolidation, dissolution or liquidation. Such notice shall be mailed at least ten (10) days prior to the date therein specified. In the event any then
                              13


outstanding option is not exercised in its entirety on or prior to the date specified therein, all remaining outstanding options granted hereunder and any and all rights thereunder shall terminate as of said date.
            11.  General Restrictions.
                (a)  No option granted hereunder shall be
exercisable if the Company shall, at any time and in its sole discretion, determine that (i) the listing upon any securities exchange, registration or qualification under any state or federal law of any Shares otherwise deliverable upon such exercise, or (ii) the consent or approval of any regulatory body or the satisfaction of withholding tax or other withholding liabilities, is necessary or appropriate in connection with such exercise. In any of such events, the exercisability of such options shall be suspended and shall not be effective unless and until such withholding, listing, registration, qualification or approval shall have been effected or obtained free of any conditions not acceptable to the Company in its sole discretion, notwithstanding any termination of any option or any portion of any option during the period when exercisability has been suspended.
                (b) The Administrative Body may require, as a condition to the right to exercise an option, that the Company
                              14


receive from the option holder, at the time of any such exercise, representations, warranties and agreements to the effect that the Shares are being purchased by the holder only for investment and without any present intention to sell or otherwise distribute such Shares and that the option holder will not dispose of such Shares in transactions which, in the opinion of counsel to the Company, would violate the registration provisions of the Securities Act of 1933, as then amended, and the rules and regulations thereunder and any applicable "blue sky" laws or regulations. The certificates issued to evidence such Shares shall bear appropriate legends summarizing such restrictions on the disposition thereof.
            12.  Withholding Tax Liability.
                (a) A holder of an option granted hereunder may elect to tender shares to the Company in order to satisfy federal and state withholding tax liability (a "share withholding election"), provided, (i) the Administrative Body, shall not have revoked its advance approval of the holder's share withholding election and (ii) the share withholding election is made on or prior to the date on which the amount of withholding tax liability is determined (the "Tax Date").
                (b)  A share withholding election shall be
deemed made when written notice of such election, signed by the
                              15


holder, has been received by the Secretary of the Company. Delivery of said notice shall constitute an irrevocable election to have shares so withheld.
                (c) If a holder has made a share withholding election pursuant to this paragraph 12, the Company shall subtract from the number of Shares deliverable to the holder on the date of exercise, the number of Shares having an aggregate fair market value (as determined in good faith by the Administrative Body) equal to the statutory minimum amount of tax required to be withheld plus cash for any fractional amount.
                (d) If a holder has made a share withholding election, at the same time he may also elect to tender shares having an aggregate fair market value equal to his estimated incremental tax liability (determined using his marginal federal and state and local tax rates) in excess of the statutory minimum withholding tax liability provided that he has held said shares for at least six months.

            13.  Amendment.  The Board shall have full authority
to amend, modify, terminate or alter the Plan; provided,
however, that no amendment to the Plan shall, without the
consent of the holder of an existing option, materially and
adversely affect his rights under such option.
                              16


            14. Termination. Unless the Plan shall theretofore have been terminated as hereinafter provided, the Plan shall terminate on March 31, 2011 and no options under the Plan shall thereafter be granted, provided, however, the Board at any time may, in its sole discretion, terminate the Plan prior to the foregoing date. No termination of the Plan shall, without the consent of the holder of an existing option, materially and adversely affect his rights under such option.






























                              17





                                  - EXHIBIT 10.9 -

EMPLOYMENT AGREEMENT
                              --------------------

     EMPLOYMENT AGREEMENT (the "Agreement") made as of the 1st day of July, 2000 by and between SYMBOL TECHNOLOGIES, INC., a Delaware corporation (the "Corporation"), and Jerome Swartz, (the "Executive").

                               W I T N E S S E T H
                               -------------------

     WHEREAS, the Executive and the Corporation are parties to an employment agreement, dated as of June 30, 1995, (the "Prior Employment Agreement"), setting forth the terms and conditions of the Executive's employment by the Corporation; and

     WHEREAS, the term of employment under the prior Employment Agreement expired on June 30, 2000; and

     WHEREAS, the Corporation desires to continue to employ the Executive and the Executive desires to continue to be employed by the Corporation in the manner and on the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises and of the mutual and dependent agreements and covenants herein set forth, the parties hereto agree as follows:

     1. EMPLOYMENT
        ----------

     The Corporation hereby agrees to employ the Executive as its executive Chairman of the Board and Chief Scientist and the Executive hereby agree to accept such employment and to render services to the Corporation and its subsidiaries, divisions and affiliates for the period and on the terms and conditions set forth in this Agreement. The Corporation hereby agrees to use its best efforts, undertaken in good faith, to ensure that the Executive shall be nominated by the Board of Directors of the Corporation and elected by the shareholders of the Corporation as a director of the Corporation, and that he shall remain a director of the Corporation during the period of his employment under this Agreement; provided, however, that, in the event that the Executive is not so nominated and elected at any time during his employment under this Agreement, such fact in and of itself shall not serve to accelerate, decrease, increase or otherwise enlarge the benefits to which the Executive shall be entitled under this Agreement.

     2. TERM
        ----

     The Executive's employment under this Agreement shall be for a term of five
(5) years, commencing as of July 1, 2000 and ending on June 30, 2005; provided, however, that the term of the Executive's actual employment hereunder shall at all times be subject to earlier termination in accordance with the provisions of
Section 12 hereof.

     3. DUTIES
        ------

     (a) So long as the Executive's employment under this Agreement shall continue, pursuant to the provisions hereof, the Executive shall, subject to periods of illness, vacation and other excused absences, devote his entire business time, attention, and energies to the affairs of the Corporation and its subsidiaries, divisions and affiliates, use his best efforts to promote its and their best interests and perform such executive duties as may be assigned to him by the Board of Directors of the Corporation; provided, however, that such executive duties shall be consistent with and shall generally be of the nature of the services ordinarily and customarily performed an executive Chairman of the Board.

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

     (c) The Executive shall be eligible to take, in addition to holidays recognized by the Corporation, four (4) weeks per annum of vacation.

     4. COMPENSATION
        ------------

     (a) The Corporation hereby agrees to pay to the Executive, and the Executive hereby agrees to accept, as compensation for services rendered under this Agreement, a base salary at the rate of One Million Dollars ($1,000,000) per annum for the period ending June 30, 2002 payable at such intervals as the Corporation customarily pays the salaries of its executive officers. Effective July 1, 2002 and July 1, 2004, the Executive and the Corporation shall negotiate, in good faith, with respect to increasing said base salary for additional two year periods in an amount mutually satisfactory to the Corporation and the Executive.

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

     (d) In the event the Executive's employment with the Corporation is terminated as provided in Section 12 hereof (other than cause as hereinafter defined), the Corporation shall, to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, if and to the extent requested by the Executive, continue to indefinitely provide the Executive, at the Executive's sole expense with all of the employee fringe benefits he was entitled to receive immediately prior to the termination of his Employment, including but not limited to health, life and disability insurance and use of the automobile referred to in section 5. This subsection shall not affect the benefits to be provided to the Executive at the Corporation's expense as provided in subsections 12(c), 12(d) or 12(f).

     (e) Pursuant to a certain agreement, dated March 31, 1999, entered into between the Corporation and the Jerome Swartz Irrevocable Family Trust No. 2 U/A/D 10/5/98, it is an obligation of this Trust to reimburse the Corporation for all insurance premiums it paid in connection with any policies owned by the Trust. However, if the Corporation's interest in any such policy is purchased through a promissory note issued by the Trust, then the Executive personally guarantees full payment of such debt.

     5. AUTOMOBILE
        ----------

     During the period of the Executive's employment under this Agreement, the Corporation shall either (i) make available to the Executive the use of an automobile, with a lease allotment of up to $1,250 per month as well as paying the insurance expenses associated with such automobile, or (ii) reimburse the Executive for comparable automobile expenses if the Executive chooses to lease or own his own automobile. The Corporation will also reimburse the Executive for gasoline and maintenance expenses associated with such automobile.

     6. EXPENSES; OPTIONS
        -----------------

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

     (c) With respect to any options awarded to the Executive prior to the termination of his employment with this Agreement which will have vested prior to the date of such termination, the Executive shall have the right to exercise any such options to the same extent that he could have prior to such termination during this period where the Executive shall be receiving any payments or benefits as otherwise provided in subsection 12(c) or 12(d), if applicable, and during such period, the Executive agrees (in the event he is not otherwise employed by the Corporation) for no additional consideration other than that provided herein, he will make himself available, upon reasonable notice, from time to time, to consult with senior executive officers of the Corporation, provided such consultation is on a part time basis and does not preclude the Executive from otherwise fulfilling any duties he may have to any subsequent employer or subsequent business interests and that such consultation does not require the Executive, without his consent, to travel more than 50 miles from his home or the principal place of employment and during such period the Executive shall be deemed to be a part time employee of the Corporation.

     (d) Notwithstanding the then current state of the Corporation's By-Laws, the Executive shall be entitled at all times to the benefit of the maximum indemnification and advancement of expenses available from time to time under the laws of the State of Delaware.

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

     7. INVENTIONS
        ----------

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

     8. CONFIDENTIAL INFORMATION
        ------------------------

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

     9. CONFIDENTIAL MATERIALS
        ----------------------

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

     10. NON-COMPETITION
         ---------------

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

     (b) The Executive agrees that for a period of thirty-six (36) months, commencing on the effective date of the termination of his employment, whether such termination is pursuant to the terms of this Agreement or otherwise, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate control or participate in the ownership, management, operation or control, or be employed by or connected in any manner with, any business, firm or corporation which is engaged in any business activity competitive with the business of the Corporation and its subsidiaries, affiliates and divisions as such business is conducted during the period of his employment by the Corporation (whether pursuant to this Agreement or otherwise) and at the termination thereof.

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

     11. REMEDY FOR BREACH
         -----------------

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

     12. TERMINATION
         -----------

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

         (iv) the close of business on the day following the date on which the Corporation provides the Executive with written notice of election of its Board of Directors to terminate his employment for "cause" (as defined in subsection 12(b)(1) below); or

         (v) the close of business on the last day of the month within which the Board of Directors of the Corporation elects to terminate the Executive's employment following and as a result of the inability of the Executive, by reason of physical or mental disability, for six (6) months within any twelve
(12) month period during the term of this Agreement, to render services of the character contemplated by this Agreement.

     (b)(1) For purposes of this Agreement, the term "cause" shall mean a determination made in good faith by vote of a majority of the members of the Board of Directors of the Corporation then holding office (other than the Executive if he shall then be a director) that one of the following conditions exists or one of the following events has occurred;

         (i) conviction of the Executive for a felony offense; or

         (ii) the refusal (after receipt by him of notice from the Corporation) by the Executive to perform such service as may reasonably be delegated or assigned to him, consistent with his position, by the Board of Directors of the Corporation; willful misconduct or gross negligence on his part in connection with the performance of such duties.

     (c) In the event of the termination of the Executive's employment for any reason other than due to (i) his death or disability as provided in subsection 12(a)(ii) or (v); (ii) his voluntary termination of his employment with the Corporation pursuant to subsection 12(a)(iii); or (iii) his termination for cause as provided in subsection 12(a)(iv), the Executive shall be paid at the time of such termination an amount equal to the annual base salary and the bonus (as provided in subsection 4(b)) earned by him during the last completed fiscal year immediately preceding any such termination and the Corporation shall, to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, continue to provide the Executive, at the Corporation's sole expense, for one year after the termination of his Employment, with all of the employee fringe benefits he was entitled to receive immediately prior to the termination of his Employment including but not limited to life, health, and disability insurance and the use of the automobile referred to in Section 5. The Executive shall not be required to mitigate the amount of any payments provided for in this subsection 12(c) by seeking other employment. The provision of this subsection 12(c) shall not apply if the Executive and the Corporation enter into the agreement referred to in subsection 12(f) hereto.

     (d) In the event of the termination of the Executive's employment prior to July 1, 2002 for any reason other than due to (i) his death or disability as provided in subsection 12(a)(ii) or (v); (ii) his voluntary termination of his employment with the Corporation pursuant to subsection 12(a)(iii); or (iii) his termination for cause as provided in subsection 12(a)(iv), the Executive shall be paid, in addition to the payments provided in subsection 12(c), one year after the date of such termination an amount equal to his annual base salary immediately preceding any such termination and his target bonus and; to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, continue to provide the Executive, at the Corporation's sole expense for an additional one year, all of the employee fringe benefits referred to in paragraph 12(c). The Executive shall not be required to mitigate the amount of any payments provided for in this subsection 12(d) by seeking other employment.

     (e) All the payments set forth in subsection 12(c) and 12(d) are contingent upon the Executive first signing at the time of termination of the Corporation's standard waiver and release agreement.

     (f) In the event of the termination of the Executive's employment under this Agreement for any reason other than due to (i) his death as provided in subsection 12(a)(ii) or (ii) his termination for cause as provided in subsection 12(a)(iv), the Corporation and the Executive agree to enter into a new employment agreement for a term of five years, in the form substantial similar to the existing employment agreement between the Corporation and Corporation's former President, which will provide for the Executive to be employed in a part-time consultative and executive capacity, with a cash compensation of $200,000 per annum plus the employee fringe benefits otherwise provided herein.

     13. NO CONFLICTING AGREEMENTS
         -------------------------

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

     14. MISCELLANEOUS
         -------------

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


                                          SYMBOL TECHNOLOGIES, INC.



                                          BY:
                                             ----------------------------



ATTEST:                                   EXECUTIVE


-------------------------                 -------------------------------

                                          JEROME SWARTZ

                             - EXHIBIT 10.10 -

EMPLOYMENT AGREEMENT
                              --------------------

     EMPLOYMENT AGREEMENT (the "Agreement") made as of the 1st day of July, 2000 by and between SYMBOL TECHNOLOGIES, INC., a Delaware corporation (the "Corporation"), and Tomo Razmilovic, (the "Executive").

                               W I T N E S S E T H
                               -------------------

     WHEREAS, the Executive and the Corporation are parties to an employment agreement, dated as of October 16, 1995, (the "Prior Employment Agreement"), setting forth the terms and conditions of the Executive's employment by the Corporation; and

     WHEREAS, the term of employment under the prior Employment Agreement expires on December 31, 2000 and provide for the Executive's employment in a different position than that contemplated by the Agreement; and

     WHEREAS, the Corporation desires to continue to employ the Executive and the Executive desires to continue to be employed by the Corporation in the manner and on the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises and of the mutual and dependent agreements and covenants herein set forth, the parties hereto agree as follows:

     1. EMPLOYMENT
        ----------

     The Corporation hereby agrees to employ the Executive as its President and Chief Executive Officer headquartered at the Corporation's Long Island facilities and the Executive hereby agrees to accept such employment and to render services to the Corporation and its subsidiaries, divisions and affiliates for the period and on the terms and conditions set forth in this Agreement. The Corporation hereby agrees to use its best efforts, undertaken in good faith, to ensure that the Executive shall be nominated by the Board of Directors of the Corporation and elected by the shareholders of the Corporation as a director of the Corporation, and that he shall remain a director of the Corporation during the period of his employment under this Agreement; provided, however, that, in the event that the Executive is not so nominated and elected at any time during his employment under this Agreement, such fact in and of itself shall not serve to accelerate, decrease, increase or otherwise enlarge or change the benefits to which the Executive shall be entitled under this Agreement.

     2. TERM
        ----

     The Executive's employment under this Agreement shall be for a term of five
(5) years, commencing as of the date hereof and ending on June 30, 2005; provided, however, that the term of the Executive's actual employment hereunder shall at all times be subject to earlier termination in accordance with the provisions of Section 12 hereof.

     3. DUTIES
        ------

     (a) So long as the Executive's employment under this Agreement shall continue, pursuant to the provisions hereof, the Executive shall, subject to periods of illness, vacation and other excused absences, devote his entire business time, attention, and energies to the affairs of the Corporation and its subsidiaries, divisions and affiliates, use his best efforts to promote its and their best interests and perform such executive duties as may be reasonably assigned to him by the Board of Directors of the Corporation; provided, however, that such executive duties shall be consistent with and shall generally be of the nature of the services ordinarily and customarily performed by a Chief Executive Officer.

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

     (c) The Executive shall be eligible to take, in addition to holidays recognized by the Corporation, four (4) weeks per annum of vacation.

     4. COMPENSATION
        ------------

     (a) The Corporation hereby agrees to pay to the Executive, and the Executive hereby agrees to accept, as compensation for services rendered under this Agreement, a base salary at the rate of One Million Dollars ($1,000,000) per annum for the period ending June 30, 2002 payable at such intervals as the Corporation customarily pays the salaries of its executive officers. Effective July 1, 2002 and every other July 1st thereafter, the Executive and the Corporation shall negotiate, in good faith, with respect to increasing said base salary for an additional two year period in an amount mutually satisfactory to the Corporation and the Executive.

     (b) In addition to the base salary provided for in subsection 4(a) above, the Executive shall participate in the Corporation's Executive Bonus Plan and thereby be entitled to receive an annual bonus for each fiscal year during the term of this Agreement in the amounts determined pursuant to such plan. The target amount of the Executive's bonus under said plan shall be 100% of his base salary actually earned. Payment of the bonus provided herein shall be paid to the Executive no later than ninety (90) days after the completion of each fiscal year.

     (c) In addition to the foregoing, it is hereby agreed that the Corporation shall, at its sole expense, provide and the Executive shall be entitled to receive, during his employment hereunder, the employee fringe benefits provided by the Corporation, from time to time, to its executive officers including, but not limited to, benefits equal to or substantially equivalent to the life, medical (including UK health insurance) and disability insurance, and participation in the Corporation's Executive Retirement Plan and Section 401(k) Plan currently being provided to the Executive; provided, however, that as used in this Agreement, the term "employee fringe benefits" shall not include any salary or other bonus plan, except as set forth in this Agreement.

     (d) In the event the Executive's employment with the Corporation is terminated as provided in Section 12 hereof (other than for cause as hereinafter defined), the Corporation shall, to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, if and to the extent requested by the Executive, continue to indefinitely provide the Executive, at the Executive's sole expense with all of the employee fringe benefits he was entitled to receive immediately prior to the termination of his Employment, including but not limited to health, life and disability insurance and use of the automobile referred to in Section 5. This subsection shall not affect the benefits to be provided to the Executive at the Corporation's expense as provided in subsections 12(c), 12(d) or 12(f). In the event there is an obligation of any trust established by the Executive for the benefit of he or his family to reimburse the Corporation for any insurance premiums it paid in connection with any policies owned by such trust and if the Corporation's interest in any such policy is purchased through a promissory note issued by the Trust, then the Executive personally guarantees full payment of such debt.

     5. AUTOMOBILE
        ----------

     During the period of the Executive's employment under this Agreement, the Corporation shall make available to the Executive the use of an automobile (for personal and business use) with a lease allotment equal to the that currently being paid on his behalf as well as paying the insurance expenses associated with such automobile. The Corporation will also reimburse the Executive for gasoline and maintenance expenses associated with such automobile.

     6. EXPENSES; OPTIONS
        -----------------

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

     (c) With respect to any options awarded to the Executive prior to the termination of his employment under this Agreement which will have vested prior to the date of such termination, the Executive shall have the right to exercise any such options to the same extent that he could have prior to such termination during the period when the Executive shall be receiving any payments or benefits as otherwise provided in subsections 12(c) or 12(d), if applicable, and during such period, the Executive agrees for no additional consideration other than that provided herein, he will be available, upon reasonable notice, from time to time, to consult with the senior executive officers of the Corporation, provided such consultation is on a part time basis and does not preclude the Executive from otherwise fulfilling any duties he may have to any subsequent employer or any subsequent business interests and that such consultation does not require the Executive, without his consent, to travel more than 50 miles from his home or then principal place of employment and during such period the Executive shall be deemed to be a part-time employee of the Corporation.

     (d) Notwithstanding the then current state of the Corporation's By-Laws, the Executive shall be entitled at all times to the benefit of the maximum indemnification and advancement of expenses available from time to time under the laws of the State of Delaware.

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

     7. INVENTIONS
        ----------

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

     8. CONFIDENTIAL INFORMATION
        ------------------------

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

     9. CONFIDENTIAL MATERIALS
        ----------------------

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

     10. NON-COMPETITION
         ---------------

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

     (b) The Executive agrees that for a period of thirty-six (36) months, commencing on the effective date of the termination of his employment, whether such termination is pursuant to the terms of this Agreement or otherwise, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate control or participate in the ownership, management, operation or control, or be employed by or connected in any manner with, any business, firm or corporation which is engaged in any business activity competitive with the business of the Corporation and its subsidiaries, affiliates and divisions as such business is conducted during the period of his employment by the Corporation (whether pursuant to this Agreement or otherwise) and at the termination thereof.

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

     11. REMEDY FOR BREACH
         -----------------

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

     12. TERMINATION
         -----------

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

         (iv) the close of business on the day following the date on which the Corporation provides the Executive with written notice of election of its Board of Directors to terminate his employment for "cause" (as defined in subsection 12(b)(1) below); or

         (v) the close of business on the last day of the month within which the Board of Directors of the Corporation elects to terminate the Executive's employment following and as a result of the inability of the Executive, by reason of physical or mental disability, for six (6) months within any twelve
(12) month period during the term of this Agreement, to render services of the character contemplated by this Agreement.

     (b)(1) For purposes of this Agreement, the term "cause" shall mean a determination made in good faith by vote of a majority of the members of the Board of Directors of the Corporation then holding office (other than the Executive if he shall then be a director) that one of the following conditions exists or one of the following events has occurred;

         (i) conviction of the Executive by a court of law for a felony offense; or

         (ii) the refusal (after receipt by him of prior written notice from the Corporation) by the Executive to perform such service as may reasonably be delegated or assigned to him, consistent with his position, by the Board of Directors of the Corporation; willful misconduct or gross negligence on his part in connection with the performance of such duties.

     (c) In the event of the termination of the Executive's employment for any reason other than due to (i) his death or disability as provided in subsection 12(a)(ii) or (v); (ii) his voluntary termination of his employment with the Corporation pursuant to subsection 12(a)(iii); or (iii) his termination for cause as provided in subsection 12(a)(iv), the Executive shall be paid at the time of such termination an amount equal to the annual base salary and the bonus (as provided in subsection 4(b)) earned by him during the last completed fiscal year immediately preceding any such termination, which payment shall be made in a lump sum within ninety (90) days of the date of his termination of employment, and (b) the Corporation shall, to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, continue to provide the Executive, at the Corporation's sole expense, for one year after the termination of his Employment, with all of the employee fringe benefits he was entitled to receive immediately prior to the termination of his Employment including but not limited to life, health, and disability insurance and the use of the automobile referred to in Section 5. The Executive shall not be required to mitigate the amount of any payments provided for in this subsection 12(c) by seeking other employment. The provisions of this subsection 12(c) shall not apply if the Executive and the Corporation enter into the agreement referred to in subsection 12(f) hereof.

     (d) In the event of the termination of the Executive's employment prior to July 1, 2003 for any reason other than due to (i) his death or disability as provided in subsection 12(a)(ii) or (v); (ii) his voluntary termination of his employment with the Corporation pursuant to subsection 12(a)(iii); or (iii) his termination for cause as provided in subsection 12(a)(iv), the Executive shall be paid, in addition to the payments provided in subsection 12(c), one year after the date of such termination an amount equal to his annual base salary immediately preceding any such termination and his target bonus and, to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, continue to provide the Executive, at the Corporation's sole expense for an additional one year, all of the employee fringe benefits referred to in paragraph 12(c). The Executive shall not be required to mitigate the amount of any payments provided for in this subsection 12(d) by seeking other employment.

     (e) All payments set forth in subsection 12(c) and 12(d) are contingent upon the Executive first signing at the time of termination the Corporation's standard waiver and release agreement.

     (f) In the event of the termination of the Executive's employment under this Agreement for any reason other than due to (i) his death as provided in subsection 12(a)(ii) or (ii) his termination for cause as provided in subsection 12(a)(iv), the Corporation and the Executive agree to enter into a new employment agreement for a term of five years, in the form substantial similar to the existing employment agreement between the Corporation and the Corporation's former President which will provide for the Executive to be employed in a part-time consultative and executive capacity, with a cash compensation of $200,000 per annum plus the employee fringe benefits otherwise provided herein.

     13. NO CONFLICTING AGREEMENTS
         -------------------------

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

     14. MISCELLANEOUS
         -------------

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



                                             SYMBOL TECHNOLOGIES, INC.

                                             BY:
                                                ----------------------------



ATTEST:                                      EXECUTIVE

-------------------------                    -------------------------------
                                             TOMO RAZMILOVIC

                                  - EXHIBIT 10.11 -

  EMPLOYMENT AGREEMENT
                              --------------------

     EMPLOYMENT AGREEMENT (the "Agreement") made as of the 15th day of December, 2000 by and between SYMBOL TECHNOLOGIES, INC., a Delaware corporation (the "Corporation") and Leonard H. Goldner, (the "Executive").

                               W I T N E S S E T H
                               -------------------

     WHEREAS, the Executive and the Corporation are parties to an employment agreement, dated as of November 1, 1995 (the "Prior Employment Agreement"), setting forth the terms and conditions of the Executive's employment by the Corporation; and

     WHEREAS, the term of employment under the prior Employment Agreement expired on October 31, 2000; and

     WHEREAS, the Corporation desires to continue to employ the Executive and the Executive desires to continue to be employed by the Corporation in the manner and on the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises and of the mutual and dependent agreements and covenants herein set forth, the parties hereto agree as follows:

     1. EMPLOYMENT
        ----------

     The Corporation hereby agrees to employ the Executive as its Executive Vice President, General Counsel and Secretary headquartered at the Corporation's Long Island facility and the Executive hereby agrees to accept such employment and to render services to the Corporation and its subsidiaries, divisions and affiliates for the period and on the terms and conditions set forth in this Agreement.

     2. TERM
        ----

     The Executive's employment under this Agreement shall be for a term of five
(5) years, commencing as of the date hereof and ending on December 31, 2005; provided, however, that the term of the Executive's actual employment hereunder shall at all times be subject to earlier termination in accordance with the provisions of Section 12 hereof.

     3. DUTIES
        ------

     (a) So long as the Executive's employment under this Agreement shall continue, pursuant to the provisions hereof, the Executive shall, subject to periods of illness, vacation and other excused absences, devote his entire business time, attention, and energies to the affairs of the Corporation and its subsidiaries, divisions and affiliates, use his best efforts to promote its and their best interests and perform such executive duties as may be reasonably assigned to him by the Chief Executive Officer of the Corporation; provided, however, that such executive duties shall be consistent with and shall generally be of the nature of the services ordinarily and customarily performed by the Executive prior to the date hereof. Nothing contained herein shall preclude the Executive from serving as an attorney, a trustee, executor or fiduciary or from engaging in charitable and community affairs provided that such activities do not interfere with the regular performance of his duties and responsibilities under this Agreement.

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

     (c) The Executive shall be eligible to take, in addition to holidays recognized by the Corporation, four (4) weeks per annum of vacation.

     4. COMPENSATION
        ------------

     (a) The Corporation hereby agrees to pay to the Executive at such intervals as the Corporation customarily pays the salaries of its executive officers and the Executive hereby agrees to accept, as compensation for services rendered under this Agreement, a base salary at the rate of Four Hundred Fifteen Thousand, Eight Hundred Dollars ($415,800) per annum for the period beginning on the date hereof and ending on December 31, 2000. Effective January 1, 2001 and for the year ending December 31, 2001 said base salary be increased to Four Hundred Fifty Seven Thousand, Three Hundred and Eighty Dollars ($457,380). Effective January 1, 2002 and each year thereafter, the Executive and the Corporation shall negotiate, in good faith, with respect to increasing said base salary for additional one year period in an amount mutually satisfactory to the Corporation and the Executive.

     (b) In addition to the base salary provided for in subsection 4(a) above, the Executive shall participate in the Corporation's Executive Bonus Plan and thereby be entitled to receive an annual bonus for each fiscal year during the term of this Agreement in the amounts determined pursuant to such plan. The target amount of the Executive's bonus under said plan shall be 75% of his base salary actually earned in each fiscal year. Payment of the bonus provided herein shall be paid to the Executive no later than ninety (90) days after the completion of each fiscal year.

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

     (d) In the event the Executive's employment with the Corporation is terminated as provided in Section 12 hereof (other than cause as hereinafter defined), the Corporation shall, to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, if and to the extent requested by the Executive, continue to indefinitely provide the Executive, at the Executive's sole expense with all of the employee fringe benefits he was entitled to receive immediately prior to the termination of his Employment, including but not limited to health, life and disability insurance and use of the automobile referred to in section 5.

     (e) In the event there is an obligation of any trust established by the Executive for the benefit of he or his family to reimburse the Corporation for any insurance premiums it paid in connection with any policy owned by such trust and if the Corporation's interest in any such policy is purchased through a promissory note issued by the trust, then the Executive personally guarantees full payment of such debt.

     5. AUTOMOBILE
        ----------

     During the period of the Executive's employment under this Agreement, the Corporation shall make available to the Executive the use of an automobile comparable to that currently provided to him, as well as paying the insurance expenses associated with such automobile. The Corporation will also reimburse the Executive for gasoline and maintenance expenses associated with such automobile.

     6. EXPENSES; OPTIONS
        -----------------

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

     (c) With any respect to any options awarded to the Executive prior to the termination of his employment under this Agreement which will have vested prior to the date of such termination, the Executive shall have the right to exercise any such options to the same extent that the could have prior to such termination during the period when the Executive shall be receiving any payments or benefits as otherwise provided in subsections 12(c) or 12(d), if applicable, and during such period, the Executive agrees (in the event he is not otherwise employed by the Corporation) for no additional consideration other than that provided herein, he will make himself available, upon reasonable notice, from time to time to consult with the senior executive officers of the Corporation, provided such consultation is on a part time basis and does not preclude the Executive from otherwise fulfilling any duties he may have to any subsequent employer or any subsequent business interests and that such consultation does not require the Executive, without his consent, to travel more than 50 miles from his home or then principal place of employment and during such period the Executive shall be deemed to be a part time employee of the Corporation.

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

     7. INVENTIONS
        ----------

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

     8. CONFIDENTIAL INFORMATION
        ------------------------

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

     9. CONFIDENTIAL MATERIALS
        ----------------------

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

     10. NON-COMPETITION
         ---------------

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

     11. REMEDY FOR BREACH
         -----------------

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

     12. TERMINATION
         -----------

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

         (iv) the close of business on the day following the date on which the Corporation provides the Executive with written notice of election of its Board of Directors to terminate his employment for "cause" (as defined in subsection 12(b)(1) below); or

         (v) the close of business on the last day of the month within which the Board of Directors of the Corporation elects to terminate the Executive's employment following and as a result of the inability of the Executive, by reason of physical or mental disability, for six (6) months within any twelve
(12) month period during the term of this Agreement, to render services of the character contemplated by this Agreement.

     (b)(1) For purposes of this Agreement, the term "cause" shall mean a determination made in good faith by vote of a majority of the members of the Board of Directors of the Corporation then holding office (other than the Executive if he shall then be a director) that one of the following conditions exists or one of the following events has occurred;

         (i) conviction of the Executive for a felony offense; or

         (ii) the refusal (after receipt by him of notice from the Corporation) by the Executive to perform such service as may reasonably be delegated or assigned to him, consistent with his position, by the Chief Executive Officer of the Corporation; willful misconduct or gross negligence on his part in connection with the performance of such duties.

     (c) In the event of the termination of the Executive's employment (whether pursuant to this Agreement or otherwise) for any reason (including the failure to extend the terms of this Agreement) other than due to (i) his death or disability as provided in subsection 12(a)(ii) or (v); (ii) his voluntary termination of his employment with the Corporation pursuant to subsection 12(a)(iii); or (iii) his termination for cause as provided in subsection 12(a)(iv), the Executive shall be paid at the time of such termination an amount equal to the annual base salary and the bonus (as provided in subsection 4(b)) earned by him during the last completed fiscal year immediately preceding any such termination and the Corporation shall, to the extent that the Executive's continued participation is possible under the general terms and provisions of such plans and programs, continue to provide the Executive, at the Corporation's sole expense, for one year after the termination of his Employment, with all of the employee fringe benefits he was entitled to receive immediately prior to the termination of his Employment including but not limited to life, health, and disability insurance and the use of the automobile referred to in Section 5, provided, however, he will not be credited for this period with an additional year of service under the Executive Retirement Plan referred to in subsection 4(c). The Executive shall not be required to mitigate the amount of any payments provided for in this subsection 12(c) by seeking other employment.

     (d) In the event of the termination of the Executive's employment prior to January 1, 2004 for any reason other than due to (i) his death or disability as provided in subsection 12(a)(ii) or (v); (ii) his voluntary termination of his employment with the Corporation pursuant to subsection 12(a)(iii); or (iii) his termination for cause as provided in subsection 12(a)(iv), the Executive shall be paid, in addition to the payments provided in subsection 12(c), one year after the date of such termination an amount equal to his annual base salary immediately preceding any such termination and his target bonus. The Executive shall not be required to mitigate the amount of any payments provided for in this subsection 12(d) by seeking other employment.

     (e) All payments set forth in subsection 12(c) and 12(d) are contingent upon the Executive first signing at the time of termination the Corporation's standard waiver and release agreement.

     (f) In the event of the termination of the Executive's employment under this Agreement for any reason other than due to (i) his death as provided in subsection 12(a)(ii) or (ii) his termination for cause as provided in subsection 12(a)(iv), the Corporation and Executive agree to enter into a new employment agreement for a term of five years, in the form substantial similar to the existing employment between the Corporation and Corporation's former President which will provide for the Executive to be employed in a part-time consultative and executive capacity, with a cash compensation of $125,000 per annum plus the employee fringe benefits otherwise provided herein.

     13. NO CONFLICTING AGREEMENTS
         -------------------------

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

     14. MISCELLANEOUS
         -------------

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



                                           SYMBOL TECHNOLOGIES, INC.

                                           BY:
                                              -------------------------------

                                           EXECUTIVE



                                           -------------------------------
                                           LEONARD H. GOLDNER



                                 - EXHIBIT 10.17 -

                             2000 AMENDED AND RESTATED
                                CREDIT AGREEMENT


                           DATED AS OF AUGUST 3, 2000


                                      AMONG


                           SYMBOL TECHNOLOGIES, INC.,


                             BANK OF AMERICA, N.A.,
                                    AS AGENT,


                                       AND


                FRONTING BANK AND LETTER OF CREDIT ISSUING BANK,


                            THE CHASE MANHATTAN BANK,
                             AS DOCUMENTATION AGENT,


                                       AND


                  THE OTHER FINANCIAL INSTITUTIONS PARTY HERETO


                         BANC OF AMERICA SECURITIES LLC,
                    SOLE LEAD ARRANGER AND SOLE BOOK MANAGER

================================================================================

                                          TABLE OF CONTENTS


SECTION                                                                                                        PAGE

Article I. DEFINITIONS                                                                                            1

         1.01     Certain Defined Terms...........................................................................1
         1.02     Other Interpretive Provisions..................................................................20
         1.03     Accounting Principles..........................................................................21
         1.04     Currency Equivalents Generally.................................................................22

Article II. THE CREDITS                                                                                          22

         2.01     Amounts and Terms of Commitments...............................................................22
         2.02     Loan Accounts..................................................................................22
         2.03     Procedure for Committed Borrowing..............................................................23
         2.04     Conversion and Continuation Elections for Committed Borrowings.................................26
         2.05     Bid Borrowings.................................................................................28
         2.06     Procedure for Bid Borrowings...................................................................28
         2.07     The Fronted Loans..............................................................................32
         2.08     Voluntary Termination or Reduction of Commitments..............................................33
         2.09     Optional Prepayments...........................................................................33
         2.10     Mandatory Cash Collateralization of Letters of Credit; Mandatory Prepayments of Loans..........34
         2.11     Repayment......................................................................................34
         2.12     Interest.......................................................................................34
         2.13     Fees...........................................................................................35
         2.14     Computation of Fees and Interest...............................................................36
         2.15     Payments by the Company........................................................................36
         2.16     Payments by the Banks to the Agent.............................................................37
         2.17     Sharing of Payments, Etc.......................................................................38
         2.18     Guaranty.......................................................................................38

Article III. THE LETTERS OF CREDIT                                                                               38

         3.01     The Letter of Credit Subfacility...............................................................38
         3.02     Issuance, Amendment and Renewal of Letters of Credit...........................................40
         3.03     Risk Participations, Drawings and Reimbursements...............................................42
         3.04     Repayment of Participations....................................................................43
         3.05     Role of the Issuing Bank.......................................................................44
         3.06     Obligations Absolute...........................................................................44
         3.07     Cash Collateral Pledge.........................................................................45
         3.08     Letter of Credit Fees..........................................................................46
         3.09     Uniform Customs and Practice and International Standby Practices...............................46

Article IV. TAXES, YIELD PROTECTION AND ILLEGALITY                                                               46



         4.01     Taxes..........................................................................................46
         4.02     Illegality.....................................................................................47
         4.03     Increased Costs and Reduction of Return........................................................48
         4.04     Funding Losses.................................................................................48
         4.05     Inability to Determine Rates...................................................................49
         4.06     Reserves on Offshore Rate Loans................................................................49
         4.07     Certificates of Banks..........................................................................50
         4.08     Substitution of Banks..........................................................................50
         4.09     Survival.......................................................................................51

Article V. CONDITIONS PRECEDENT                                                                                  51

         5.01     Conditions of Amendment and Restatement and to Additional Credit Extensions....................51
         5.02     Conditions to Amendment and Restatement and to all Credit Extensions...........................52

Article VI. REPRESENTATIONS AND WARRANTIES                                                                       52

         6.01     Corporate Existence and Power..................................................................52
         6.02     Corporate Authorization; No Contravention......................................................53
         6.03     Binding Effect.................................................................................53
         6.04     Litigation.....................................................................................53
         6.05     No Default.....................................................................................54
         6.06     ERISA Compliance...............................................................................54
         6.07     Use of Proceeds; Margin Regulations............................................................54
         6.08     Title to Properties............................................................................54
         6.09     Taxes..........................................................................................55
         6.10     Financial Condition............................................................................55
         6.11     Environmental Matters..........................................................................55
         6.12     Regulated Entities.............................................................................55
         6.13     No Burdensome Restrictions.....................................................................56
         6.14     Copyrights, Patents, Trademarks and Licenses, Etc..............................................56
         6.15     Subsidiaries...................................................................................56
         6.16     Insurance......................................................................................56
         6.17     Swap Obligations...............................................................................56
         6.18     Full Disclosure................................................................................56

Article VII. AFFIRMATIVE COVENANTS                                                                               57

         7.01     Financial Statements...........................................................................57
         7.02     Certificates; Other Information................................................................57
         7.03     Notices........................................................................................58
         7.04     Preservation of Corporate Existence, Etc.......................................................59
         7.05     Maintenance of Property........................................................................59
         7.06     Insurance......................................................................................59
         7.07     Payment of Obligations.........................................................................59
         7.08     Compliance with Laws...........................................................................60


         7.09     Compliance with ERISA..........................................................................60
         7.10     Inspection of Property and Books and Records...................................................60
         7.11     Use of Proceeds................................................................................60
         7.12     Additional Guarantors..........................................................................60

Article VIII. NEGATIVE COVENANTS                                                                                 61

         8.01     Limitation on Liens............................................................................61
         8.02     Disposition of Assets..........................................................................62
         8.03     Consolidations and Mergers.....................................................................63
         8.04     Loans and Investments..........................................................................63
         8.05     Limitation on Indebtedness.....................................................................64
         8.06     Transactions with Affiliates...................................................................64
         8.07     Use of Proceeds................................................................................64
         8.08     Swap Obligations...............................................................................65
         8.09     Capital Expenditures...........................................................................65
         8.10     Restricted Payments............................................................................65
         8.11     ERISA..........................................................................................65
         8.12     Change in Business.............................................................................65
         8.13     Accounting Changes.............................................................................65
         8.14     Subordinated Debt..............................................................................66
         8.15     Leverage Ratio.................................................................................66
         8.16     Fixed Charge Coverage Ratio....................................................................66
         8.17     Tangible Net Worth.............................................................................66

Article IX. EVENTS OF DEFAULT                                                                                    67

         9.01     Event of Default...............................................................................67
         9.02     Remedies.......................................................................................69
         9.03     Rights Not Exclusive...........................................................................70

Article X. THE AGENT                                                                                             70

         10.01    Appointment and Authorization; "Agent".........................................................70
         10.02    Delegation of Duties...........................................................................70
         10.03    Liability of Agent.............................................................................71
         10.04    Reliance by Agent..............................................................................71
         10.05    Notice of Default..............................................................................71
         10.06    Credit Decision................................................................................72
         10.07    Indemnification of Agent.......................................................................72
         10.08    Agent in Individual Capacity...................................................................72
         10.09    Successor Agent................................................................................73
         10.10    Withholding Tax................................................................................73
         10.11    Documentation Agent............................................................................74

Article XI. MISCELLANEOUS                                                                                        74

         11.01    Amendments and Waivers.........................................................................75


         11.02    Notices........................................................................................75
         11.03    No Waiver; Cumulative Remedies.................................................................76
         11.04    Costs and Expenses.............................................................................76
         11.05    Company Indemnification........................................................................77
         11.06    Payments Set Aside.............................................................................77
         11.07    Successors and Assigns.........................................................................78
         11.08    Assignments, Participations, Etc...............................................................78
         11.09    Confidentiality................................................................................79
         11.10    Set-off........................................................................................80
         11.11    Notification of Addresses, Lending Offices, Etc................................................80
         11.12    Counterparts...................................................................................80
         11.13    Severability...................................................................................80
         11.14    No Third Parties Benefited.....................................................................81
         11.15    Governing Law and Jurisdiction.................................................................81
         11.16    Waiver of Jury Trial...........................................................................81
         11.17    Judgment Currency..............................................................................82
         11.18    Entire Agreement...............................................................................82
         11.19    Amendment and Restatement......................................................................82

ANNEX I

Pricing Grid

SCHEDULES

Schedule 2.01            Commitments
Schedule 11.02           Lending Offices; Addresses for Notices

EXHIBITS

Exhibit A                Form of Notice of Borrowing
Exhibit B                Form of Notice of Conversion/Continuation
Exhibit C                Form of Compliance Certificate
Exhibit D                Form of Legal Opinions of Company's Counsel
Exhibit E                Form of Assignment and Acceptance
Exhibit F-1              Form of Committed Loan Note
Exhibit F-2              Form of Bid Loan Note
Exhibit G                Form of Guarantor Acknowledgment and Consent
Exhibit H                Form of Competitive Bid Request
Exhibit I                Form of Invitation for Competitive Bids
Exhibit J                Form of Competitive Bid
Exhibit K                Form of Notice of Prepayment

                                CREDIT AGREEMENT
                                ----------------

     This 2000 AMENDED AND RESTATED CREDIT AGREEMENT is entered into as of August 3, 2000, among Symbol Technologies, Inc., a Delaware corporation (the "Company"), the several financial institutions from time to time party to this Agreement (the "Banks"), and Bank of America, N.A., as letter of credit issuing bank, fronting bank for certain offshore currency loans and as agent for the Banks (in such capacity, the "Agent").

     WHEREAS, the Company, the Banks and the Agent are parties to the 1999 Amended and Restated Credit Agreement dated as of September 30, 1999 (as in effect as of the date of this Agreement, the "Original Credit Agreement") pursuant to which the Banks have agreed to make available to the Company a revolving multicurrency credit facility with letter of credit subfacility upon the terms and conditions set forth therein; and

     WHEREAS, the parties hereto desire to amend and restate the Original Credit Agreement in its entirety to read as set forth herein, subject to the terms and conditions of this Agreement;

         NOW, THEREFORE, in consideration of the mutual agreements, provisions and covenants contained herein, the parties agree as follows:

                                   ARTICLE I.

                                   DEFINITIONS

     1.01 Certain Defined Terms. The following terms have the following meanings:

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

         "Agent" means BofA in its capacity as administrative agent for the Banks hereunder, and any successor agent arising under Section 10.09.

         "Agent-Related Persons" means BofA and any successor agent arising under Section 10.09 and any successor letter of credit issuing bank hereunder, together with their respective Affiliates (including, in the case of BofA, the Lead Arranger), and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

         "Agent's Payment Office" means (i) in respect of payments in Dollars, the address for payments set forth on Schedule 11.02 or such other address as the Agent may from time to time specify, and, (ii) in the case of payments in any Offshore Currency, such address as the Agent may from time to time specify.

         "Agreement" means this 2000 Amended and Restated Credit Agreement.

         "Alternative Currency" has the meaning specified in Subsection 2.03(h).

         "Applicable Amount" means, with respect to the fees set forth in Subsections 2.13(b) and 3.08(a) and all Offshore Rate Committed Loans and Base Rate Committed Loans, the amount set forth opposite the indicated Level in the chart set forth on Annex I in accordance with the parameters for calculations of such amounts also set forth on Annex I.

         "Applicable Offshore Time" means, with respect to any borrowings and payments in Offshore Currencies, the local times in the country of settlement for such Offshore Currencies as specified from time to time by the Agent to the parties hereto.

         "Applicable Currency" means, as to any particular payment or Loan, Dollars or the Offshore Currency in which it is denominated or is payable.

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

         "Bank" means each lender from time to time party hereto. References to the "Banks" shall include BofA, including in its capacity as Fronting Bank and Issuing Bank; for purposes of clarification only, to the extent that BofA may have any rights or obligations in addition to those of the Banks due to its status as Fronting Bank or Issuing Bank, its status as such will be specifically referenced.

         "Bankruptcy Code" means the Federal Bankruptcy Reform Act of 1978 (11 U.S.C. (Sections)101, et seq.).

         "Base Rate" means, for any day, the higher of: (a) 0.50% per annum above the latest Federal Funds Rate; and (b) the rate of interest in effect for such day as publicly announced from time to time by BofA as its prime rate. The prime rate is a rate set by BofA based upon various factors including BofA's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate.

         Any change in the prime rate announced by BofA shall take effect at the opening of business on the day specified in the public announcement of such change.

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

         "BofA" means Bank of America, N.A., a national banking association.

         "Borrowing" means a borrowing hereunder consisting of Loans of the same Type made to the Company on the same day by the Banks under Article II, and may be a Committed Borrowing or a Bid Borrowing and, other than in the case of Base Rate Committed Loans, having the same Interest Period.

         "Borrowing Date" means any date on which a Borrowing occurs under
     Section 2.03 or 2.06.

         "Business Day" means any day other than a Saturday, Sunday or other day on which commercial banks in New York City or San Francisco are authorized or required by law to close and,

            (a) if the applicable Business Day relates to any Offshore Rate Loan in Dollars, means such a day on which dealings are carried on in the applicable offshore Dollar interbank market;

            (b) if the applicable Business Day relates to an Obligation denominated in the euro or NCU, any such day which is:

               (i) for payments or purchases of the euro or NCU, a TARGET Business Day; and

               (ii) for all other purposes, including the giving and receiving of notices hereunder, a TARGET Business Day on which banks are generally open for business in London, Frankfurt and in any other principal financial center as the Agent may from time to time determine for this purpose; and

            (c) if the applicable Business Day relates to an Obligation denominated in any other Offshore Currency, a day on which commercial banks are open for foreign exchange business in London, England, and on which dealings in the relevant Offshore Currency are carried on in the applicable offshore foreign exchange interbank market in which disbursement of or payment in such Offshore Currency will be made or received hereunder.

            A "TARGET Business Day" is a day when TARGET (Trans-European Automated Real-time Gross settlement Express Transfer system), or any successor thereto, is scheduled to be open for business.

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

         "Closing Date" means December 21, 1998.

         "Code" means the Internal Revenue Code of 1986, and regulations promulgated thereunder.

         "Commitment", as to each Bank, has the meaning specified in Section
     2.01.

         "Committed Borrowing" means a Borrowing hereunder consisting of Committed Loans made on the same day by the Banks ratably according to their respective Pro Rata Shares, or made by the Fronting Bank on the same day under Subsection 2.03(m), and, in the case of Offshore Rate Committed Loans, having the same Interest Periods.

         "Committed Loan" means a Loan by a Bank to the Company under Section
     2.01 or by the Fronting Bank to the Company under Subsection 2.03(m), and may be an Offshore Rate Committed Loan or a Base Rate Committed Loan (each, a "Type" of Committed Loan).

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

         "Credit Extension" means and includes (a) the making of any Committed Loans, Fronted Loans or Bid Loans hereunder, and (b) the Issuance of any Letters of Credit hereunder.

         "Currency Settlement Date" means (a) with respect to any Borrowing of Offshore Currency Loans, the date such Borrowing is made, and (b) with respect to outstanding Obligations denominated in an Offshore Currency, any applicable payment date relevant thereto or any additional and more frequent dates as the Agent may, in its sole discretion or at the direction of the Majority Banks, select from time to time.

         "Default" means any event or circumstance which, with the giving of notice, the lapse of time, or both, would (if not cured or otherwise remedied during such time) constitute an Event of Default.

         "Dollar Equivalent Amount" means, at any time, (a) as to any amount denominated in Dollars, the amount thereof at such time, and (b) as to any amount denominated in an Offshore Currency, the equivalent amount in Dollars as determined by the Agent at such time on the basis of the Spot Rate for the purchase of Dollars with such Offshore Currency as of the most recent Currency Settlement Date with respect thereto.

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

         "EMU Legislation" means legislative measures of the European Council for the introduction of, changeover to or operation of a single or unified European currency.

         "Effective Amount" means (i) with respect to any Committed Loans, Fronted Loans and Bid Loans on any date, the aggregate outstanding principal amount thereof after giving effect to any Borrowings and prepayments or repayments of such Loans occurring on such date; and (ii) with respect to any outstanding L/C Obligations on any date, the amount of such L/C Obligations on such date after giving effect to any Issuances of Letters of Credit occurring on such date and any other changes in the aggregate amount of the L/C Obligations as of such date, including as a result of any reimbursements of outstanding unpaid drawings under any Letters of Credit or any reductions in the maximum amount available for drawing under Letters of Credit taking effect on such date.

         "Effective Date" means the date on which all conditions precedent set forth in Section 5.01 are satisfied or waived in accordance with the provisions of Section 11.01 (or, in the case of Subsection 5.01(e), waived by the Person entitled to receive such payment).

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

         "euro" means the single currency of Participating Member States.

         "Euro Transition Cutoff Date" means December 31, 2001, or such other date as may be established by EMU Legislation.

         "Event of Default" means any of the events or circumstances specified in Section 9.01.

         "Exchange Act" means the Securities Exchange Act of 1934, and regulations promulgated thereunder.

         "FDIC" means the Federal Deposit Insurance Corporation, and any Governmental Authority succeeding to any of its principal functions.

         "Federal Funds Rate" means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York (including any such successor, "H.15(519)") with respect to the preceding Business Day opposite the caption "Federal Funds (Effective)"; or, if for any relevant day such rate is not so published with respect to any such preceding Business Day, the rate for such day will be the arithmetic mean as determined by the Agent of the rates for the last transaction in overnight Federal funds arranged prior to 9:00 a.m. (New York City time) on that day by each of three leading brokers of Federal funds transactions in New York City selected by the Agent.

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

         "Fronted Loan" means any extension of credit in an Offshore Currency by the Fronting Bank pursuant to Subsection 2.03(m).

         "Fronting Bank" means Bank of America, N.A., as Bank, in its capacity as maker of the Fronted Loans hereunder, together with any replacement lender of Fronted Loans arising hereunder.

         "Further Taxes" means any and all present or future taxes, levies, assessments, imposts, duties, deductions, fees, withholdings or similar charges (including net income taxes and franchise taxes), and all liabilities with respect thereto, imposed by any jurisdiction on account of amounts payable or paid pursuant to Section 4.01.

         "FX Trading Office" means the Foreign Exchange Trading Center, Los Angeles, California, of BofA, or such other of BofA's offices as BofA may designate from time to time.

         "GAAP" means generally accepted accounting principles in the United States as in effect from time to time, except that for purposes of Sections 8.15, 8.16 and 8.17, GAAP shall be determined on the basis of such principles in effect on the date hereof and consistent with those used in the preparation of the most recent audited financial statements referenced in Section 6.10. In the event that any "Accounting Change" (as defined below) shall occur and such change results in a change in the method of calculation of financial covenants, standards or terms in this Agreement, then the Company and the Agent agree to enter into negotiations in order to amend such provisions of this Agreement so as to equitably reflect such Accounting Changes with the desired result that the criteria for evaluating the Company's financial condition shall be the same after such Accounting Changes as if such Accounting Changes had not been made. Until such time as such an amendment shall have been executed and delivered by the Company, the Agent and the Majority Banks, all financial covenants, standards and terms in this Agreement shall continue to be calculated or construed as if such Accounting Changes had not occurred. "Accounting Changes" refers to changes in accounting principles required by the promulgation of any rule, regulation, pronouncement or opinion by the Financial Accounting Standards Board (or of the American Institute of Certified Public Accountants) or, if applicable, the SEC.

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

         "Guaranty" means the Guaranty of the Guarantors in favor of the Agent and the Banks, dated as of December 21, 1998.

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

         "Interest Period" means, (a) as to any Offshore Rate Loan, the period commencing on the date such Loan is disbursed, or (in the case of any Offshore Rate Committed Loan) on the Conversion/Continuation Date on which the Loan is converted into or continued as an Offshore Rate Committed Loan, and ending on the date one, two, three or six or (if available to all of the Banks in the given instance) nine or 12 months thereafter as selected by the Company in its Notice of Borrowing, Notice of Conversion/ Continuation or Notice of Bid Request, as the case may be; and (b) as to any Absolute

     Rate Bid Loan, a period of not less than 14 days and not more than 365 days as selected by the Company in the applicable Competitive Bid Request;

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

         "Issuing Bank" means BofA in its capacity as issuer of one or more Letters of Credit hereunder, together with any replacement Letter of Credit issuer arising hereunder.

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

         "Lead Arranger" means Banc of America Securities LLC, a Delaware limited liability company, in its capacity as Sole Lead Arranger and Sole Book Manager.

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

         "LIBO Rate" means, for any Interest Period with respect to a LIBOR Bid Loan or Offshore Rate Committed Loan, the rate of interest per annum determined by the Agent as the rate for deposits in the Applicable Currency for a period equal to the applicable Interest Period which appears on Telerate Page 3740 or 3750 as of 11:00 a.m. (London time) on the day that is two Business Days prior to the commencement of such Interest Period. (For purposes hereof, "Telerate Page 3740 or 3750" means the display designated as "3740" or "3750" by Bridge Information Systems, Inc. (formerly known as Dow Jones Market Service) or any replacement page thereof.) If the Agent is unable to obtain any quotation as provided above, the LIBO Rate shall be the rate of interest per annum determined by the Agent to be the rate at which deposits in the Applicable Currency in the approximate amount of the amount of, in the case of LIBOR Bid Loans, the LIBOR Bid Loans to be borrowed in such Bid Loan Borrowing, and, in the case of Offshore Rate Committed Loans, the Offshore Rate Committed Loan to be made or continued as, or converted into, an Offshore Rate Committed Loan by BofA and having a maturity comparable to such Interest Period would be offered by BofA to major banks in the London interbank market at their request at approximately 11:00 a.m. (London time) two Business Days prior to the commencement of such Interest Period.

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

         "Loan" means an extension of credit by a Bank to the Company under
     Article II or Article III in the form of a Committed Loan, Bid Loan, Fronted Loan or L/C Advance.

         "Loan Documents" means this Agreement, the Guaranty, any Notes, the Fee Letters, the L/C-Related Documents, and all other documents delivered to the Agent or any Bank in connection herewith.

         "Majority Banks" means (a) at any time prior to the Revolving Termination Date, or after the Revolving Termination Date if no Loans are then outstanding, Banks then holding more than 50% of the Commitments, and
     (b) otherwise, Banks then holding more than 50% of the then aggregate unpaid principal amount of the Loans. In the case of any L/C Advance or Fronted Loan, a Bank shall be deemed to hold a Loan in the principal amount of its participation in the L/C Advance or Fronted Loan, as the case may be. For purposes of determining whether the Majority Banks have approved any amendment, waiver or consent or taken any other action hereunder, the Dollar Equivalent Amount of all unpaid Offshore Currency Loans shall be based upon the Dollar Equivalent Amount thereof as of the most recent Currency Settlement Date with respect to the Offshore Currency Loans.

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

         "NCU" means the national currency unit (other than the euro) of a Participating Member State. From and after the Euro Transition Cutoff Date, all references to NCU shall mean instead the euro.

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

         "Offshore Currency" means Canadian dollars, Australian dollars, Japanese yen, English pounds sterling, the euro, and any Alternative Currency permitted in accordance with Section 2.03(h). From and after the Alternative Euro Transition Cutoff Date, Loans denominated in an NCU shall be automatically redenominated into the euro as of the close of business or such date at the applicable rate adopted and irrevocably fixed by the European Council (in accordance with Article 1091(4) of the Treaty on European Union) on December 31, 1998 as the official exchange rate between the euro and such NCU.

         "Offshore Currency Loan" means any Offshore Rate Committed Loan denominated in an Offshore Currency or any Fronted Loan.

         "Offshore Currency Sublimit" means the Dollar Equivalent Amount of $50,000,000.

         "Offshore Rate Committed Loan" means any Loan (other than a Bid Loan) that bears interest based on the LIBO Rate and may be an Offshore Currency Loan or denominated in Dollars.

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

         "Original Credit Agreement" has the meaning set forth in the recitals hereto.

         "Other Taxes" means any present or future stamp, court or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery, performance, enforcement or registration of, or otherwise with respect to, this Agreement or any other Loan Documents.

         "Overnight Rate" means, for any day, in the case of any Offshore Currency Loans, the rate of interest per annum at which overnight deposits in the Applicable Currency, in an amount approximately equal to the amount with respect to which such rate is being determined, would be offered for such day by BofA's London Branch to major banks in the London or other applicable offshore interbank market.

         "Participant" has the meaning specified in Subsection 11.08(d).

         "Participating Member State" means each country which from time to time becomes a Participating Member State as described in EMU Legislation.

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

         "Same Day Funds" means (i) with respect to disbursements and payments in Dollars, immediately available funds, and (ii) with respect to disbursements and payments in an Offshore Currency, same day or other funds as may be determined by the Agent to be customary in the place of disbursement or payment for the settlement of international banking transactions in the relevant Offshore Currency.

         "SEC" means the Securities and Exchange Commission, or any Governmental Authority succeeding to any of its principal functions.

         "Spot Rate" for a currency means the rate determined by the Agent to be the rate quoted by BofA as the spot rate for the purchase by BofA of such currency with another currency through its FX Trading Office at approximately 8:00 a.m. (San Francisco time) on the date as of which the foreign exchange computation is made; provided that if at the time of any such determination, no such spot rate can reasonably be quoted, the Agent may use any reasonable method as it deems applicable to determine such rate hereunder, and such determination shall be conclusive absent manifest error.

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

         "Subsequent Participant" means each country that adopts the euro as its lawful currency after January 1, 1999.

         "Subsidiary" of a Person means any corporation, association, partnership, limited liability company, joint venture or other business entity of which more than 50% of the voting stock, membership interests or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof. Unless the context otherwise clearly requires, references herein to a "Subsidiary" refer to a Subsidiary of the Company.

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

         "Year 2000 problem" means the inability of computers, as well as embedded microchips in non-computing devices, to perform properly date-sensitive functions with respect to certain dates prior to and after December 31, 1999.

     1.02 Other Interpretive Provisions.

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

     1.03 Accounting Principles.

         (a) Unless the context otherwise clearly requires, all accounting terms not expressly defined herein shall be construed, and all financial computations required under this Agreement shall be made, in accordance with GAAP, consistently applied.

         (b) References herein to "fiscal year" and "fiscal quarter" refer to such fiscal periods of the Company.

     1.04 Currency Equivalents Generally. Except to the extent expressly provided otherwise herein (including for purposes of any redenomination of any Offshore Currency Loan into a Loan in Dollars but not for purposes of the preparation of any financial statements delivered pursuant hereto or any exchange rate determinations expressly required to be done using a different method), the equivalent in any Offshore Currency (or any other currency) of an amount in Dollars, and the equivalent in Dollars of an amount in any Offshore Currency (or any other currency), shall be determined at the Spot Rate.

                                   ARTICLE II.
                                   THE CREDITS

     2.01 Amounts and Terms of Commitments. Subject to Section 2.03 and the other terms and conditions hereof, each Bank severally agrees, on the terms and conditions set forth herein, to make Committed Loans in Dollars or any Offshore Currency to the Company from time to time on any Business Day during the period from the Effective Date to the Revolving Termination Date, in an aggregate Dollar Equivalent Amount not to exceed at any time outstanding the Dollar amount set forth on Schedule 2.01 (such amount, as the same may be reduced under Section 2.08 or increased or reduced as a result of one or more assignments under Section 11.08, such Bank's "Commitment"); provided, however, that, after giving effect to any Committed Borrowing, the Dollar Equivalent Amount of the Effective Amount of all outstanding Committed Loans and Bid Loans and the Effective Amount of all L/C Obligations, shall not at any time exceed the combined Commitments and the Dollar Equivalent Amount of all Obligations denominated in an Offshore Currency shall not exceed the Offshore Currency Sublimit at any time; and provided further, that the Dollar Equivalent Amount of the Effective Amount of the Committed Loans of any Bank plus the participation of such Bank in the Effective Amount of all L/C Obligations shall not at any time exceed such Bank's Commitment. Within the limits of each Bank's Commitment, and subject to the other terms and conditions hereof, the Company may borrow under this Section 2.01, prepay under Section 2.09 and reborrow under this
Section 2.01.

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

     2.03 Procedure for Committed Borrowing.

         (a) Each Committed Borrowing shall be made upon the Company's irrevocable written notice delivered to the Agent in the form of a Notice of Borrowing, which notice must be received by the Agent prior to (i) the Applicable Offshore Time four Business Days prior to the requested Borrowing Date, in the case of Offshore Currency Loans; (ii) 9:00 a.m. (San Francisco time) three Business Days prior to the requested Borrowing Date, in the case of Offshore Rate Committed Loans in Dollars; and (ii) 8:00 a.m. (San Francisco time) on the requested Borrowing Date, in the case of Base Rate Committed Loans, specifying:

            (A) the amount of the Committed Borrowing, which in the case of any Dollar Committed Borrowing shall be in an aggregate minimum amount of $5,000,000 or any integral multiple of $1,000,000 in excess thereof, and in the case of any Committed Borrowing of Offshore Currency Loans shall be in an aggregate minimum amount equal to the lesser of (1) 1,000,000 units of the Applicable Currency or (2) the Dollar Equivalent Amount of $5,000,000, or any integral multiple of the lesser of (1) 1,000,000 units of the Applicable Currency or (2) the Dollar Equivalent Amount of $1,000,000 in excess of the Dollar Equivalent Amount of $5,000,000;

            (B) the requested Borrowing Date, which shall be a Business Day;

            (C) the Type of Loans comprising the Committed Borrowing;

            (D) in the case of a Committed Borrowing comprised of Offshore Currency Loans, the Applicable Currency; and

            (E) the duration of the Interest Period applicable to such Committed Loans included in such notice. If the Notice of Borrowing fails to specify the duration of the Interest Period for any Committed Borrowing comprised Offshore Rate Loans, such Interest Period shall be three months.

         (b) The Agent will promptly notify each Bank of its receipt of any Notice of Borrowing denominated in Dollars and of the amount of such Bank's Pro Rata Share of that Committed Borrowing. The Agent will also promptly notify each Bank of its receipt of any Notice of Borrowing denominated in an Offshore Currency and of the amount of such Bank's Pro Rata Share of that Committed Borrowing in such Offshore Currency, the Dollar Equivalent

Amount thereof and the applicable Spot Rate used by the Agent to determine such Dollar Equivalent Amount.

         (c) Each Bank will make the amount of its Pro Rata Share of each Committed Borrowing denominated in Dollars available to the Agent for the account of the Company at the Agent's Payment Office by 11:00 a.m. (San Francisco time) on the Borrowing Date requested by the Company in Same Day Funds. Each Bank will make the amount of its Pro Rata Share of each Committed Borrowing denominated in an Offshore Currency available to the Agent for the account of the Company at the Agent's Payment Office by the Applicable Offshore Time on the Borrowing Date requested by the Company in Same Day Funds. The proceeds of all such Loans will then be made available to the Company by the Agent at such office by crediting the account of the Company on the books of BofA with the aggregate of the amounts made available to the Agent by the Banks and in like funds as received by the Agent or by wire transfer in accordance with written instructions provided to the Agent by the Company of like funds as received by the Agent.

         (d) After giving effect to any Committed Borrowing, unless the Agent shall otherwise consent, there may not be more than 10 different Interest Periods in effect for Committed Loans and Bid Loans then outstanding.

         (e) If any Bank determines that it is unable, in its sole discretion and for any reason, to fund any Committed Borrowing of Offshore Currency Loans in a requested Offshore Currency, it shall notify the Agent (who shall notify Company and the other Banks) as promptly as practicable and in any event prior to the time specified by the Agent for setting the rate for such Offshore Currency Loan, and the Notice of Borrowing for such Offshore Currency Loans shall be deemed a request for a Fronted Loan in the amount of the requested Committed Borrowing, unless the affected Bank shall be the Fronting Bank, in which case the Notice of Borrowing for such Offshore Currency Loans shall be deemed withdrawn.

         (f) During the existence of a Default or Event of Default, no Committed Loans may be requested as Offshore Rate Loans without the consent of the Majority Banks.

         (g) If a Committed Loan is to be made on the same date that another Committed Loan in the same currency is due and payable, Company or Banks, as the case may be, shall, unless the Agent otherwise requests, make available to the Agent the net amount of funds giving effect to both such Loans and the effect for purposes of this Agreement shall be the same as if separate transfers of funds had been made with respect to each such Loan.

         (h) Company may from time to time request Loans denominated in currencies other than those listed in the definition of Offshore Currency (an "Alternative Currency") so long as (in the reasonable judgment of the Agent) the Alternative Currency is freely traded in the offshore interbank foreign exchange markets and freely transferable and freely convertible into Dollars. Company shall request any Alternative Currency not later than the Applicable Offshore Time at least 15 Business Days in advance of the date of any Committed Borrowing hereunder proposed to be made in such Alternative Currency. Each Bank shall promptly notify Company whether it can, in its sole discretion, make a Loan in the Alternative Currency. If all Banks consent to such Alternative Currency, such Alternative Currency shall thereafter be deemed for all purposes an Offshore Currency hereunder available for Committed Borrowings of Offshore Currency Loans.

         (i) Without prejudice and in addition to any method of conversion or rounding prescribed by an EMU Legislation and without prejudice to (i) the liabilities for indebtedness of the Company to the Banks under or pursuant to this Agreement or (ii) the Banks' Commitments, any reference in this Agreement to a minimum amount (or an integral multiple thereof) in a national currency of a Subsequent Participant to be paid to or by the Agent shall immediately, upon it becoming a Subsequent Participant, be replaced by a reference to such reasonably comparable and convenient amount (or an integral multiple thereof) in the euro unit as the Agent may specify.

         (j) The Agent may from time to time further modify the terms of, and practices contemplated by, this Agreement with respect to the euro to the extent the Agent determines, in its reasonable discretion, that such modifications are necessary or convenient to reflect new laws, regulations, customs, or practices developed in connection with the euro. The Agent may effect such modifications, and this Agreement shall be deemed so amended, without the consent of the Company or the Banks to the extent such modifications are not materially disadvantageous to the Company and the Banks, upon notice thereto.

         (k) The failure of any Bank to make any Committed Loan on any date shall not relieve any other Bank of any obligation to make a Committed Loan on such date, but no Bank shall be responsible for the failure of any other Bank to so make its Committed Loan.

         (l) If any Bank at any time becomes aware that it is reasonably likely that, if requested, it would be unable to fund a Committed Borrowing of Offshore Currency Loans in any Offshore Currency, or to continue to fund any Offshore Currency Loans in any Offshore Currency as part of any continuation thereof, such Bank will as promptly as practicable notify the Company thereof; provided that such failure to provide such notice shall not result in any liability of such Bank hereunder or in any way affect the applicability to such Bank of Subsections 2.03(e) or 2.04(f).

         (m) If any Bank has given notice under Subsection (e) or Subsection (l) and has not withdrawn such notice, any request for a Committed Borrowing of Offshore Currency Loans shall be deemed a request to the Fronting Bank to make a loan in the requested Offshore Currency in the aggregate amount requested (each a "Fronted Loan" and, collectively, the "Fronted Loans"), in lieu of any such Committed Borrowing from all the Banks. A Fronted Loan shall constitute a Committed Loan and the making of a Fronted Loan shall constitute a Committed Borrowing. The provisions set forth herein (including in this Section 2.03 and in Section 2.04) relating to Offshore Currency Loans made as part of a Committed Borrowing shall otherwise apply to the Fronted Loans, mutatis mutandis, unless the context otherwise requires and, accordingly, any Notice of Borrowing or Notice of Conversion/Continuation will be deemed to be a request made directly to the Fronting Bank in respect of a Fronted Loan. The Fronting Bank agrees, on the terms and conditions set forth herein, to make Fronted Loans to the Company from time to time on any Business Day during the period from the Effective Date to the Revolving Termination Date, in an aggregate Dollar Equivalent Amount not to exceed at any time the Offshore Currency Sublimit, notwithstanding the fact that such Fronted Loans, when aggregated with any other Credit Extensions made by or participated in by the Fronting Bank, may exceed the Fronting Bank's Commitment; provided, however, that, after giving effect to any Committed Borrowing of a Fronted Loan, the Dollar Equivalent Amount of the Effective Amount of all outstanding Committed Loans and Bid Loans and the Effective Amount of all L/C Obligations, shall not at any time exceed the combined Commitments and the Dollar Equivalent Amount of all Obligations denominated in an Offshore Currency shall not exceed the Offshore Currency Sublimit at any time; and provided further, that the Dollar Equivalent Amount of the Effective Amount of the Committed Loans of any Bank plus the participation of such Bank in the Effective Amount of all L/C Obligations shall not at any time exceed such Bank's Commitment. The Fronted Loans and the participations of the Banks therein also shall be subject to the provisions of Section 2.07.

     2.04 Conversion and Continuation Elections for Committed Borrowings.

         (a) The Company may, upon irrevocable written notice to the Agent in accordance with Subsection 2.04(b):

            (i) elect, as of any Business Day, in the case of Base Rate Committed Loans, or as of the last day of the applicable Interest Period, in the case of Offshore Rate Committed Loans denominated in Dollars, to convert any such Loans (or any part thereof in an amount not less than the Dollar Equivalent Amount of $5,000,000, or that is in an integral multiple of the Dollar Equivalent Amount of $1,000,000 in excess thereof) into Loans of the other Type; or

            (ii) elect as of the last day of the applicable Interest Period, to continue any Offshore Rate Committed Loans having Interest Periods expiring on such day as Offshore Rate Committed Loans in the same currency (or any part thereof (A) in the case of Offshore Rate Committed Loans in Dollars, in an aggregate amount not less than $5,000,000, or that is in an integral multiple of the $1,000,000 in excess thereof, and (B) in the case of any Offshore Currency Loans in an aggregate minimum amount equal to the lesser of (1) 1,000,000 units of the Applicable Currency or (2) the Dollar Equivalent Amount of $5,000,000, or that is an integral multiple of the lesser of (1) 1,000,000 units of the Applicable Currency or (2) the Dollar Equivalent Amount of $1,000,000 in excess of the Dollar Equivalent Amount of $5,000,000);

provided, that if at any time the aggregate amount of Offshore Rate Committed Loans in respect of any Committed Borrowing in Dollars is reduced, by payment, prepayment, or conversion of part thereof to be less than $5,000,000, such Offshore Rate Committed Loans in Dollars shall automatically convert into Base Rate Committed Loans, and on and after such date the right of the Company to continue such Offshore Rate Committed Loans as Offshore Rate Committed Loans shall terminate.

         (b) The Company shall deliver a Notice of Conversion/Continuation to be received by the Agent not later than (i) the Applicable Offshore Time at least four Business Days in advance of the Conversion/Continuation Date, if the Committed Loans are to be converted into or continued as Offshore Currency Loans; (ii) 9:00 a.m. (San Francisco time) at least three Business Days in advance of the Conversion/ Continuation Date, if Committed Loans are to be converted into or continued as Offshore Rate Committed Loans in Dollars; and (iii) 8:00 a.m. (San Francisco time) on the Conversion/Continuation Date, if the Committed Loans are to be converted into Base Rate Committed Loans, specifying:

            (A) the proposed Conversion/Continuation Date;

            (B) the aggregate amount of Committed Loans to be converted or continued;

            (C) the Type of Committed Loans (and currency) resulting from the proposed conversion or continuation; and

            (D) other than in the case of conversions into Base Rate Committed Loans, the duration of the requested Interest Period.

         (c) If upon the expiration of any Interest Period applicable to Offshore Rate Committed Loans in Dollars, the Company has failed to select timely a new Interest Period to be applicable to such Offshore Rate Committed Loans, or if any Default or Event of Default then exists and the Agent or the Majority Banks so require, the Company shall be deemed to have elected to convert such Offshore Rate Committed Loans into Base Rate Committed Loans effective as of the expiration date of such Interest Period. If the Company has failed to select a new Interest Period to be applicable to any Offshore Currency Loans prior to the fourth Business Day in advance of the expiration date of the current Interest Period applicable thereto as provided in Subsection 2.04(b), the Company shall be deemed to have elected to continue such Offshore Currency Loans on the basis of a one month Interest Period.

         (d) The Agent will promptly notify each Bank of its receipt of a Notice of Conversion/Continuation, or, if no timely notice is provided by the Company, the Agent will promptly notify each Bank of the details of any automatic conversion. All conversions and continuations shall be made ratably according to the respective outstanding principal amounts of the Committed Loans with respect to which the notice was given held by each Bank.

         (e) Unless the Majority Banks otherwise consent, during the existence of a Default or Event of Default, the Company may not elect to have any Committed Loans converted into or continued as an Offshore Rate Committed Loans, and any outstanding Offshore Currency Loans shall be deemed prepaid as of the end of the Interest Period applicable thereto and reborrowed as Base Rate Loans in the principal Dollar Equivalent Amount of such Offshore Currency Loans on such Conversion/Continuation Date, and any interest owing at such time (to the extent unpaid) will be redenominated into Dollars. Additionally, during the existence of a Default or Event of Default, Majority Banks may demand at any time during an Interest Period that any or all of the then outstanding Offshore Rate Loans and any interest accrued thereon be redenominated into Dollars, in which case such outstanding Offshore Currency Loans will be deemed prepaid immediately and reborrowed as Base Rate Loans in the principal Dollar Equivalent Amount of such Offshore Currency Loans and any accrued interest will be due and payable in Dollars.

         (f) If any Bank determines that it is unable, in its sole discretion and for any reason, to continue funding any Offshore Currency Loans in an Offshore Currency as part of any requested continuation thereof, it shall notify the Agent (who shall notify Company and the other Banks) prior to the time specified by the Agent for setting the rate for such Offshore Currency Loan in connection with the requested continuation, and the Notice of Conversion/Continuation for such Offshore Currency Loans shall be deemed withdrawn such Offshore Currency Loans shall be redenominated into Dollars. Such outstanding Offshore Currency Loans shall be deemed prepaid as of the end of the Interest Period applicable thereto and reborrowed as Base Rate Loans in the principal Dollar Equivalent Amount of such Offshore Currency Loans on such Conversion/Continuation Date. Any unpaid interest thereon shall also be redenominated into Dollars at such time.

         (g) The Agent will promptly notify the Company and the Banks of any redenomination under Subsection 2.04(e) or 2.04(f) and the redenomination date and in such notice by the Agent to each Bank the Agent will state the aggregate Dollar Equivalent Amount of the redenominated Offshore Currency Loans as of the Currency Settlement Date with respect thereto and such Bank's Pro Rata Share thereof.

         (h) After giving effect to any conversion or continuation of Committed Loans, unless the Agent shall otherwise consent, there may not be more than 10 different Interest Periods in effect for Committed Loans and Bid Loans then outstanding.

     2.05 Bid Borrowings. In addition to Committed Borrowings pursuant to
Section 2.03, each Bank severally agrees that the Company may, as set forth in
Section 2.06, from time to time request the Banks prior to the Revolving Termination Date to submit offers to make Bid Loans in Dollars to the Company; provided, however, that the Banks may, but shall have no obligation to, submit such offers and the Company may, but shall have no obligation to, accept any such offers; and provided, further, that at no time shall (a) the Dollar Equivalent Amount of the Effective Amount of all outstanding Committed Loans and Bid Loans and the Effective Amount of all L/C Obligations exceed the combined Commitments; or (b) unless the Agent shall otherwise consent, the number of Interest Periods for Bid Loans then outstanding plus the number of Interest Periods for Committed Loans then outstanding exceed ten.

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

            (ii) the aggregate amount of such Bid Borrowing, which shall be a minimum amount of $5,000,000 or in integral multiples of $1,000,000 in excess thereof and shall be limited to Dollars only;

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

     2.07 The Fronted Loans.

         (a) The Fronting Bank irrevocably agrees to grant, and hereby grants, to each Bank, and, to induce the Fronting Bank to make Fronted Loans hereunder, each Bank irrevocably agrees to accept and purchase, and hereby accepts and purchases, from the Fronting Bank, on the terms and conditions hereinafter stated, for such Bank's own account and risk, an undivided participation interest equal to such Bank's Pro Rata Share in the Fronting Bank's rights under each Fronted Loan made by the Fronting Bank hereunder.

         (b) If all or any part of any Fronted Loan, or any interest thereon, is not repaid on the due date therefor, then such unpaid amount shall be redenominated into Dollars, in which case any such outstanding Fronted Loan will be deemed prepaid immediately and reborrowed as Base Rate Loans from the Banks in the principal Dollar Equivalent Amount of such Fronted Loan, and any such unpaid interest will be deemed to be owing to each of the Banks in the amount of their Pro Rata Shares therein.

         (c) Each Bank unconditionally and irrevocably agrees with the Fronting Bank that, if the principal of, or interest on, a Fronted Loan is not paid when due, such Bank shall pay to the Fronting Bank upon demand (made through the Agent) in accordance with the Fronting Bank's payment instructions, an amount (in Dollars and in Same Day Funds) equal to such Bank's Pro Rata Share of the amount of such principal or interest which is not so paid. Such due date is hereinafter referred to as the "Funding Date".

         (d) Each Bank's obligation to purchase participating interests pursuant to this Section 2.07 shall be absolute and unconditional and shall not be affected by any circumstance, including (i) any set-off, counterclaim, recoupment, defense or other right which such Bank may have against the Fronting Bank, the Company or any other Person for any reason whatsoever; (ii) the occurrence or continuance of a Default, an Event of Default or a Material Adverse Effect; (iii) any fluctuations in value of any Offshore Currency in which a Fronted Loan is denominated; or (iv) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing.

         (e) If any Bank so notified fails to make available to Fronting Bank the amount required to be paid by such Bank to the Fronting Bank pursuant to Subsection 2.07(c) by no later than 12:00 noon (San Francisco time) on the Funding Date, then interest shall accrue on such Bank's obligation to make such payment, from the Funding Date to the date such Bank makes such payment, at the Federal Funds Rate, as in effect for each day during the period such amount remains unpaid. A certificate of the Fronting Bank submitted to any Bank with respect to any amounts owing under this Subsection shall be conclusive in the absence of manifest error. The Agent will promptly give notice of the occurrence of the Funding Date, but failure of the

Agent to give any such notice on the Funding Date or in sufficient time to enable any Bank to effect such payment on such date shall not relieve such Bank from its obligations under this Section 2.07.

         (f) Except to the extent expressly provided herein, until the Funding Date the Fronting Bank shall retain for its own account all payments of principal and interest and other amounts payable in respect of the Fronted Loans.

         (g) The determinations to be made by the Majority Banks or all the Banks, as the case may be, under Sections 2.03 and 2.04 with respect to Offshore Currency Loans shall instead be made by the Fronting Bank with respect to any Fronted Loan.

     2.08 Voluntary Termination or Reduction of Commitments. The Company may, upon not less than five Business Days' prior notice to the Agent, terminate the Commitments, or permanently reduce the Commitments by an aggregate minimum amount of $5,000,000 or any integral multiple of $1,000,000 in excess thereof; unless, after giving effect thereto and to any prepayments of Loans made on the effective date thereof, (a) the Dollar Equivalent Amount of the Effective Amount of all Committed Loans, Bid Loans and L/C Obligations together would exceed the amount of the combined Commitments then in effect, or (b) the Effective Amount of all L/C Obligations (net of any Cash Collateral provided on account thereof) then outstanding would exceed the L/C Commitment. Once reduced in accordance with this Section, the Commitments may not be increased. Any reduction of the Commitments shall be applied to each Bank according to its Pro Rata Share. If and to the extent specified by the Company in the notice to the Agent, some or all of the reduction in the combined Commitments shall be applied to reduce the L/C Commitment. All accrued commitment, utilization and letter of credit fees to, but not including, the effective date of any termination of Commitments, shall be paid on the effective date of such termination.

     2.09 Prepayments.

         (a) Subject to Section 4.04, the Company may, at any time or from time to time, upon delivering irrevocable written notice to the Agent in the form of a Notice of Prepayment, which notice must be received by the Agent prior to (i) 8:00 a.m. (San Francisco time) on the requested prepayment date in the case of a prepayment of Base Rate Committed Loans, (ii) the Applicable Offshore Time four Business Days' prior to the requested prepayment date in the case of a prepayment of Offshore Currency Loans, and (iii) 9:00 a.m. (San Francisco time) three Business Days' prior to the requested prepayment date in the case of a prepayment of Offshore Rate Committed Loans in Dollars, ratably prepay Committed Loans in whole or in part, in minimum amounts of the Dollar Equivalent Amount of $5,000,000 or any integral multiple of the Dollar Equivalent Amount of $1,000,000 in excess thereof. Such notice of prepayment shall specify the date and amount of such prepayment and the Type(s) (and currency) of Committed Loans to be prepaid. The Agent will promptly notify each Bank of its receipt of any such notice, and of such Bank's Pro Rata Share of such prepayment. If such notice is given by the Company, the Company shall make such prepayment and the payment amount specified in such notice shall be due and payable on the date specified therein, together with accrued interest (other than in the case of any Base Rate Loans) to each such date on the amount of Offshore Rate Committed Loans prepaid and any amounts required pursuant to Section 4.04.

         (b) Subject to Section 4.04, if on any Currency Settlement Date the Agent shall have determined that the Dollar Equivalent Amount of the Effective Amount of all outstanding Committed Loans and Bid Loans and the Effective Amount of all L/C Obligations shall exceed the combined Commitments or the Dollar Equivalent Amount of all Obligations denominated in an Offshore Currency shall exceed the Offshore Currency Sublimit by more than $1,000,000, due to a change in applicable rates of exchange between Dollars and Offshore Currencies, then the Agent shall give notice to the Company that a prepayment is required under this Section, and the Company agrees thereupon to make prepayments of Loans not later than the Business Day following the Company's receipt of such notice such that, after giving effect to such prepayment, the Effective Amount of all outstanding Committed Loans and Bid Loans and the Effective Amount of all L/C Obligations shall not exceed the combined Commitments and the Dollar Equivalent Amount of all Obligations denominated in an Offshore Currency shall not exceed the Offshore Currency Sublimit.

         (c) Bid Loans may not be voluntarily prepaid other than with the consent of the applicable Bid Loan Lender.

     2.10 Mandatory Cash Collateralization of Letters of Credit; Mandatory Prepayments of Loans. If on any date the Effective Amount of L/C Obligations exceeds the L/C Commitment, the Company shall Cash Collateralize on such date the outstanding Letters of Credit in an amount equal to the excess of the maximum amount then available to be drawn under the Letters of Credit over the Aggregate L/C Commitment. Subject to Section 4.04, if on any date after giving effect to any Cash Collateralization made on such date pursuant to the preceding sentence, the Dollar Equivalent Amount of the Effective Amount of all Committed Loans and Bid Loans then outstanding plus the Effective Amount of all L/C Obligations exceeds the combined Commitments, the Company shall immediately, and without notice or demand, prepay the outstanding principal amount of the Committed Loans and L/C Advances by an amount equal to the applicable excess.

     2.11 Repayment. The Company shall repay each Bid Loan on the last day of the relevant Interest Period, and shall repay in full on the Revolving Termination Date the aggregate principal amount of Loans outstanding on such date.

     2.12 Interest.

         (a) Each Committed Loan (other than a Fronted Loan) shall bear interest on the outstanding principal amount thereof from the applicable Borrowing Date at a rate per annum equal to the LIBO Rate or the Base Rate, as the case may be (and subject to the Company's right to convert to other Types of Loans under Section 2.04), plus the Applicable Amount. Each Fronted Loan shall bear interest on the outstanding principal amount thereof from the applicable Borrowing Date at such rate as shall separately be agreed by the Fronting Bank and the Company on or prior to the Borrowing Date therefor (it being understood that no Fronted Loan shall be made hereunder in the absence of such agreement). Each Bid Loan shall bear interest on the outstanding principal amount thereof from the relevant Borrowing Date at a rate per annum equal to the LIBO Rate plus (or minus) the LIBOR Bid Margin, or at the Absolute Rate, as the case may be.

         (b) Interest on each Loan shall be paid in arrears on each Interest Payment Date. Interest shall also be paid on the date of any prepayment of Committed Loans (other than in the case of any Base Rate Loans) under Section
2.09 for the portion of the Committed Loans so prepaid and upon payment (including prepayment) in full thereof (other than in the case of any Base Rate Loans) and, during the existence of any Event of Default, interest shall be paid on demand of the Agent at the request or with the consent of the Majority Banks.

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

         (b) Commitment Fees. The Company shall pay to the Agent for the account of each Bank a commitment fee on the actual daily unused portion of such Bank's Commitment, computed on a quarterly basis in arrears on the last Business Day of each calendar quarter based upon the daily utilization for that quarter as calculated by the Agent, at a per annum rate equal to the Applicable Amount. For purposes of calculating utilization under this Subsection, the Commitments shall be deemed used to the extent of the Dollar Equivalent Amount of the Effective Amount of Committed Loans then outstanding, plus the Effective Amount of L/C Obligations then outstanding. Fronted Loans shall not constitute utilization for the purpose of calculating commitment fees. Such commitment fee shall accrue from the Closing Date to the Revolving Termination Date and shall be due and payable quarterly in arrears on the last Business Day of each calendar quarter through the Revolving Termination Date, with the final payment to be made on the Revolving Termination Date. The commitment fees provided in this

Subsection shall accrue at all times after the above-mentioned commencement date, including at any time during which one or more conditions in Article V are not met.

         (c) Utilization Fees. The Company shall pay to the Agent for the account of each Bank a utilization fee on the actual daily Dollar Equivalent Amount of the Effective Amount of such Bank's Committed and Bid Loans and Pro Rata Share of the Effective Amount of L/C Obligations outstanding hereunder with respect to each day on which the Dollar Equivalent Amount of the Effective Amount of Committed Loans, Bid Loans and L/C Obligations then outstanding exceed 50% of the combined Commitments (each such day, a "Utilization Fee Day"). Such fee shall be computed with respect to each Utilization Fee Day at a rate equal to 0.10% per annum, and shall accrue with respect to each Utilization Fee Day occurring on and after the Closing Date to the later to occur of (i) the Revolving Termination Date and (ii) the date on which all Loans and L/C Obligations and interest thereon are paid in full, and, to the extent accrued during such period, shall be due and payable quarterly in arrears on the last Business Day of each calendar quarter (commencing on March 31, 1999) through the later to occur of (x) the Revolving Termination Date and (y) the date on which all Loans and L/C Obligations and interest thereon are paid in full, with the final payment to be made on the latest to occur of such dates.

     2.14 Computation of Fees and Interest.

         (a) All computations of interest for Base Rate Committed Loans when the Base Rate is determined by BofA's "prime rate" shall be made on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed. All other computations of fees and interest shall be made on the basis of a 360-day year and actual days elapsed (which results in more interest being paid than if computed on the basis of a 365-day year), except that interest shall accrue on the basis of the actual number of days elapsed and a year of 365 days or 366 days, as the case may be, in the case of Offshore Currency Loans denominated in any Offshore Currency in respect to which interest is calculated on a 365/366-day basis in accordance with customary practice in the applicable interbank market. Interest and fees shall accrue during each period during which interest or such fees are computed from the first day thereof to the last day thereof.

         (b) For purposes of determining utilization of each Bank's Commitment in order to calculate the commitment fee due under Section 2.13(b) and 2.13(c) the amount of any outstanding Offshore Currency Loans on any date shall be determined based upon the Dollar Equivalent Amount thereof as of the most recent Currency Settlement Date with respect to such Offshore Currency Loan.

         (c) Each determination of an interest rate and any Dollar Equivalent Amount by the Agent, and each determination of an interest rate by the Fronting Bank, shall be conclusive and binding on the Company and the Banks in the absence of manifest error. The Agent will, at the request of the Company or any Bank, deliver to the Company or the Bank, as the case may be, a statement showing the quotations used by the Agent in determining any interest rate and the resulting interest rate and in determining any Dollar Equivalent Amount.

     2.15 Payments by the Company.

         (a) All payments to be made by the Company shall be made without set-off, recoupment or counterclaim. Except as otherwise expressly provided herein, all payments by the Company shall be made to the Agent for the account of the Banks at the Agent's Payment Office, and, with respect to principal of, interest on, and any other amounts relating to, any Offshore Currency Loan, shall be made in the Offshore Currency in which such Loan is denominated or payable, and, with respect to all other amounts payable hereunder, shall be made in Dollars. Such payments shall be made in Same Day Funds, and (A) in the case of any Offshore Currency payments, no later than the Applicable Offshore Time, and (B) in the case of any Dollar payments, no later than 11:00 a.m. (San Francisco time) on the date specified herein. The Agent will promptly distribute to each Bank its Pro Rata Share (or other applicable share as expressly provided herein) of such principal, interest, fees or other amounts, in like funds as received. Any payment which is received by the Agent later than 11:00 a.m. (San Francisco time) (in the case of any Dollar payments), or later than the Applicable Offshore Time (in the case of Offshore Currency payments), shall (unless the Agent shall otherwise agree) be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue. Notwithstanding any other provisions of this Agreement, if and to the extent that EMU Legislation provides that amounts denominated in the euro or an NCU may be paid within a country in either the euro or the NCU of that country by crediting an account of the creditor in that country, payments may be made in either the euro or such NCU.

         (b) Subject to the provisions set forth in the definition of "Interest Period" herein, whenever any payment is due on a day other than a Business Day, such payment shall be made on the following Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be.

         (c) Unless the Agent receives notice from the Company prior to the date on which any payment in Dollars or any Applicable Currency is due to the Banks that the Company will not make such payment in full as and when required, the Agent may assume that the Company has made such payment in full to the Agent on such date in Same Day Funds and the Agent may (but shall not be so required), in reliance upon such assumption, distribute to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent the Company has not made such payment in full to the Agent, each Bank shall repay to the Agent on demand such amount distributed to such Bank, together with interest thereon at the Federal Funds Rate or, in the case of a payment in an Offshore Currency, the Overnight Rate, for each day from the date such amount is distributed to such Bank until the date repaid.

     2.16 Payments by the Banks to the Agent.

         (a) Unless the Agent receives notice from a Bank on or prior to the Effective Date or, with respect to any Borrowing after the Effective Date, no later than (i) one Business Day prior to the date of such Borrowing, in the case of a Borrowing of Offshore Rate Committed Loans or (ii) 10:00 a.m. (San Francisco time) on the requested date of Borrowing, in the case of a Borrowing of any other type of Loans, that such Bank will not make available as and when required hereunder to the Agent for the account of the Company the amount of that Bank's Pro Rata Share of the Borrowing, the Agent may assume that each Bank has made such amount available to the Agent in Same Day Funds on the Borrowing Date and the Agent may (but shall not be so required), in reliance upon such assumption, make available to the Company on such date a corresponding amount. If and to the extent any Bank shall not have made its full amount available to the Agent in Same Day Funds and the Agent in such circumstances has made available to the Company such amount, that Bank shall on the Business Day following such Borrowing Date make such amount available to the Agent, together with interest at the Federal Funds Rate or, in the case of any Borrowing consisting of Offshore Currency Loans, the Overnight Rate, for each day during such period. A notice of the Agent submitted to any Bank with respect to amounts owing under this Subsection (a) shall be conclusive, absent manifest error. If such amount is so made available, such payment to the Agent shall constitute such Bank's Loan on the date of Borrowing for all purposes of this Agreement. If such amount is not made available to the Agent on the Business Day following the Borrowing Date, the Agent will notify the Company of such failure to fund and, upon demand by the Agent, the Company shall pay such amount to the Agent for the Agent's account, together with interest thereon for each day elapsed since the date of such Borrowing, at a rate per annum equal to the interest rate applicable at the time to the Loans comprising such Borrowing.

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

                                  ARTICLE III.
                              THE LETTERS OF CREDIT

     3.01 The Letter of Credit Subfacility.

         (a) On the terms and conditions set forth herein (i) the Issuing Bank agrees, (A) from time to time on any Business Day during the period from the Closing Date to the Revolving Termination Date to issue Letters of Credit for the account of the Company, and to amend or renew Letters of Credit previously issued by it, in accordance with Subsections 3.02(c) and 3.02(d), and (B) to honor drafts under the Letters of Credit; and (ii) the Banks severally agree to participate in Letters of Credit Issued for the account of the Company; provided, that the Issuing Bank shall not be obligated to Issue, and no Bank shall be obligated to participate in, any Letter of Credit if as of the date of Issuance of such Letter of Credit (the "Issuance Date") (1) the Effective Amount of all L/C Obligations plus the Dollar Equivalent Amount of the Effective Amount of all Committed Loans and Bid Loans exceeds the combined Commitments, (2) the participation of any Bank in the Effective Amount of all L/C Obligations plus the Dollar Equivalent Amount of the Effective Amount of the Committed Loans of such Bank exceeds such Bank's Commitment, or (3) the Effective Amount of L/C Obligations exceeds the L/C Commitment. Within the foregoing limits, and subject to the other terms and conditions hereof, the Company's ability to obtain Letters of Credit shall be fully revolving, and, accordingly, the Company may, during the foregoing period, obtain Letters of Credit to replace Letters of Credit which have expired or which have been drawn upon and reimbursed.

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

         (c) Each Bank shall upon any notice pursuant to Subsection 3.03(b) make available to the Agent for the account of the relevant Issuing Bank an amount in Dollars and in Same Day Funds equal to its Pro Rata Share of the amount of the drawing, whereupon the participating Banks shall (subject to Subsection 3.03(d)) each be deemed to have made a Loan consisting of a Base Rate Committed Loan to the Company in that amount. If any Bank so notified fails to make available to the Agent for the account of the Issuing Bank the amount of such Bank's Pro Rata Share of the amount of the drawing by no later than 12:00 noon (San Francisco time) on the Honor Date, then interest shall accrue on such Bank's obligation to make such payment, from the Honor Date to the date such Bank makes such payment, at a rate per annum equal to the Federal Funds Rate in effect from time to time during such period. The Agent will promptly give notice of the occurrence of the Honor Date, but failure of the Agent to give any such notice on the Honor Date or in sufficient time to enable any Bank to effect such payment on such date shall not relieve such Bank from its obligations under this Section 3.03.

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

     3.04 Repayment of Participations.

         (a) Upon (and only upon) receipt by the Agent for the account of the Issuing Bank of Same Day Funds from the Company (i) in reimbursement of any payment made by the Issuing Bank under the Letter of Credit with respect to which any Bank has paid the Agent for the account of the Issuing Bank for such Bank's participation in the Letter of Credit pursuant to Section 3.03 or (ii) in payment of interest thereon, the Agent will pay to each Bank, in the same funds as those received by the Agent for the account of the Issuing Bank, the amount of such Bank's Pro Rata Share of such funds, and the Issuing Bank shall receive the amount of the Pro Rata Share of such funds of any Bank that did not so pay the Agent for the account of the Issuing Bank.

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

     3.07 Cash Collateral Pledge. Upon (i) the request of the Agent, (A) if the Issuing Bank has honored any full or partial drawing request on any Letter of Credit and such drawing has resulted in an L/C Borrowing hereunder, or (B) if, as of the Revolving Termination Date, any Letters of Credit may for any reason remain outstanding and partially or wholly undrawn, or (ii) the occurrence of the circumstances described in Section 2.10 requiring the Company to Cash Collateralize Letters of Credit, then, the Company shall immediately Cash Collateralize the L/C Obligations in an amount equal to the L/C Obligations.

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

         3.09 Uniform Customs and Practice and International Standby Practices. Unless otherwise expressly agreed by the Issuing Bank and the Borrower when a Letter of Credit is issued and subject to applicable laws, performance under Letters of Credit by the Issuing Bank, its correspondents, and beneficiaries will be governed by (i) with respect to standby Letters of Credit, the rules of the "International Standby Practices 1998" (ISP98) or such later revision as may be published by the International Chamber of Commerce (the "ICC"), and (ii) with respect to commercial Letters of Credit, the rules of the Uniform Customs and Practice for Documentary Credits, as published in its most recent version by the ICC on the date any commercial Letter of Credit is issued, and including the ICC decision published by the Commission on Banking Technique and Practice on April 6, 1998 regarding the European single currency (euro).

                                  ARTICLE IV.
                     TAXES, YIELD PROTECTION AND ILLEGALITY

     4.01 Taxes.

         (a) Any and all payments by the Company to each Bank or the Agent under this Agreement and any other Loan Document shall be made free and clear of, and without deduction or withholding for, any Taxes. In addition, the Company shall pay all Other Taxes.

         (b) If the Company shall be required by law to deduct or withhold any Taxes, Other Taxes or Further Taxes from or in respect of any sum payable hereunder to any Bank or the Agent, then:

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

         (e) If the Company is required to pay any amount to any Bank or the Agent pursuant to Subsection (a), (b) or (c) of this Section, then such Bank shall use reasonable efforts (consistent with legal and regulatory restrictions) to change the jurisdiction of its Lending Office so as to eliminate any such additional payment by the Company which may thereafter accrue, if such change in the sole judgment of such Bank is not otherwise disadvantageous to such Bank.

     4.02 Illegality.

         (a) If any Bank determines that the introduction of any Requirement of Law, or any change in any Requirement of Law, or in the interpretation or administration of any Requirement of Law, has made it unlawful, or that any central bank or other Governmental Authority has asserted that it is unlawful, for any Bank or its applicable Lending Office to make Offshore Rate Loans, or any central bank or other Governmental Authority has imposed material restrictions on the authority of such Lender to purchase or sell, or to take deposits of, Dollars or the applicable Offshore Currency in the applicable offshore interbank market, then, on notice thereof by the Bank to the Company through the Agent, any obligation of that Bank to make Offshore Rate Loans (including in respect of any LIBOR Bid Loan as to which the Company has accepted such Bank's Competitive Bid, but as to which the disbursement date has not arrived) or Offshore Currency Loans, as the case may be, shall be suspended until the Bank notifies the Agent and the Company that the circumstances giving rise to such determination no longer exist.

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

         (b) the failure of the Company to borrow, continue or convert a Loan after the Company has given (or is deemed to have given) a Notice of Borrowing or a Notice of Conversion/Continuation;

         (c) the failure of the Company to make any prepayment in accordance with any notice delivered under Section 2.09;

         (d) the prepayment (including pursuant to Section 2.10 or Section 4.08) or other payment (including after acceleration thereof) of an Offshore Rate Loan or Absolute Rate Bid Loan on a day that is not the last day of the relevant Interest Period;

         (e) the automatic conversion under Section 2.04 of any Offshore Rate Committed Loan to a Base Rate Committed Loan on a day that is not the last day of the relevant Interest Period; or

         (f) any redenomination of an Offshore Currency Loan into Dollars, as provided for in Article II;

including any such loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain its Offshore Rate Loans or from fees payable to terminate the deposits from which such funds were obtained.

     4.05 Inability to Determine Rates. If the Agent reasonably determines that for any reason adequate and reasonable means do not exist for determining the LIBO Rate for any requested Interest Period with respect to a proposed Offshore Rate Loan, that deposits in Dollars or the applicable Offshore Currency are not being offered to banks in the applicable offshore market for the applicable amount and Interest Period of the requested Offshore Rate Loan, or that the LIBO Rate applicable pursuant to Subsection 2.12(a) for any requested Interest Period with respect to a proposed Offshore Rate Loan does not adequately and fairly reflect the cost to the Banks of funding such Loan, the Agent will promptly so notify the Company and each Bank. Thereafter, the obligation of the Banks to make or maintain Offshore Rate Loans, as the case may be, hereunder shall be suspended until the Agent revokes such notice in writing. Upon receipt of such notice, the Company may revoke any Notice of Borrowing or Notice of Conversion / Continuation then submitted by it. In the case of any Dollar Loans, if the Company does not revoke such Notice, the Banks shall make, convert or continue the Committed Loans, as proposed by the Company, in the amount specified in the applicable notice submitted by the Company, but such Committed Loans shall be made, converted or continued as Base Rate Committed Loans instead of Offshore Rate Loans. In the case of any Offshore Currency Loans, the Committed Borrowing or continuation shall be in an aggregate amount equal to the Dollar Equivalent Amount of the originally requested Committed Borrowing or continuation in the Offshore Currency, and to that end any outstanding Offshore Currency Loans which are the subject of any continuation shall be redenominated and converted into Base Rate Loans in Dollars with effect from the last day of the Interest Period with respect to any such Offshore Currency Loans.

     4.06 Reserves on Offshore Rate Loans. The Company shall pay to each Bank, as long as such Bank shall be required under regulations of the FRB to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency funds or deposits (currently known as "Eurocurrency liabilities"), and, in respect of any Offshore Currency Loans, under any applicable regulations of the central bank or other relevant Governmental Authority in the country in which the Offshore Currency of such Offshore Rate Loan circulates, additional costs on the unpaid principal amount of each Offshore Rate Committed Loan equal to the actual costs of such reserves allocated to such Committed Loan by the Bank (as determined by the Bank in good faith, which determination shall be conclusive), payable on each date on which interest is payable on such Committed Loan, provided the Company shall have received at least 15 days' prior written notice (with a copy to the Agent) of such additional interest from the Bank. If a Bank fails to give notice 15 days prior to the relevant Interest Payment Date, such additional interest shall be payable 15 days from receipt of such notice.

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

     4.08 Substitution of Banks. Upon the receipt by the Company from any Bank (an "Affected Bank") of a claim for compensation (or notice from such Bank of its intent to make such a claim) under Section 4.01, Section 4.03 or Section 4.06, the Company may: (i) request the Affected Bank (at its sole discretion) to attempt to obtain a replacement bank or financial institution satisfactory to the Company to acquire and assume all or a ratable part of all of such Affected Bank's Loans and Commitment (a "Replacement Bank"); (ii) request one more of the other Banks (at their sole discretion) to acquire and assume all or part of such Affected Bank's Commitment and Loans and its Pro Rata Share of the L/C Obligations pursuant to the procedures set forth in Section 11.08; (iii) designate a Replacement Bank; or (iv) provided that there shall not have occurred and be continuing any Event of Default, repay in full of all of the Affected Bank's Loans, along with interest thereon, any fees then accrued and unpaid for the account of the Affected Bank and any other amounts then due to the Affected Bank hereunder (including any amounts due under Section 4.04) and terminate the Affected Bank's Commitment. In the event of a termination of an Affected Bank's Commitment under clause (iv), the Company shall notify the Agent of such termination prior to its effective date, and, on the date of such termination, this Agreement shall be deemed amended to the extent, but only to the extent, necessary to reflect the deletion of such Affected Bank as a Bank party to this Agreement and the resulting adjustment of the Commitments arising therefrom and the adjustment described in the next sentence. Effective on the date of such termination, the amount of each Bank's risk participation in all outstanding Letters of Credit shall be deemed to be automatically increased or decreased, as applicable, to reflect any changes in such Bank's Pro Rata Share after giving effect to the decrease in the aggregate Commitments effective thereon. The Agent shall promptly notify the Banks and the Company of any decrease in the aggregate Commitments under clause (iv) of this Section and of each Bank's Pro Rata Share after giving effect to any such decrease. Each Replacement Bank shall be an Eligible Assignee and shall become a party to this Agreement pursuant to the procedures set forth in Section 11.08, and any designation of a Replacement Bank under clause (i) or (iii) shall be subject to the prior written consent of the Agent (which consent shall not be unreasonably withheld).

     4.09 Survival. The agreements and obligations of the Company in this
Article IV shall survive the termination of the Commitments and the payment of all other Obligations.

                                   ARTICLE V.
                              CONDITIONS PRECEDENT

     5.01 Conditions of Amendment and Restatement and to Additional Credit Extensions. The obligation of each Bank to amend and restate the Original Credit Agreement as provided herein and to make any Credit Extension hereunder is subject to the condition that the Agent shall have received on or before the Effective Date all of the following, in form and substance satisfactory to the Agent and each Bank:

         (a) Credit Agreement, Guaranty and Notes. This Agreement, the Guarantor Acknowledgment and Consent in substantially the form of Exhibit G and, to the extent requested by any Bank, replacement Notes, executed by each party thereto;

         (b) Resolutions; Incumbency.

            (i) Copies of the resolutions of the board of directors of the Company authorizing the transactions contemplated hereby, certified as of the Effective Date by the Secretary or an Assistant Secretary; and

            (ii) A certificate of the Secretary or Assistant Secretary of the Company certifying the names and true signatures of the officers authorized to execute, deliver and perform, as applicable, this Agreement, and all other Loan Documents to be delivered by it hereunder;

         (c) (reserved)

         (d) Legal Opinion. An opinion of Leonard Goldner, General Counsel of the Company and addressed to the Agent and the Banks, substantially in the form of Exhibit D-1;

         (e) Payment of Fees. Evidence of payment by the Company of all accrued and unpaid fees, costs and expenses to the extent then due and payable on the Effective Date, together with Attorney Costs of BofA to the extent invoiced prior to or on the Effective Date, including any such costs, fees and expenses arising under or referenced in Sections 2.13 and 11.04; and

         (f) Other Documents. Such other approvals, opinions, documents or materials as the Agent or any Bank may request.

     5.02 Conditions to Amendment and Restatement and to all Credit Extensions. The obligation of each Bank to amend and restate the Original Credit Agreement as provided herein and to make any Committed Loan to be made by it, or any Bid Loan as to which the Company has accepted the relevant Competitive Bid and the obligation of the Issuing Bank to Issue any Letter of Credit is subject to the satisfaction of the following conditions precedent on the relevant disbursement date or Issuance Date:

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

                                  ARTICLE VI.
                         REPRESENTATIONS AND WARRANTIES

     The Company represents and warrants to the Agent and each Bank that:

     6.01 Corporate Existence and Power.

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

     6.04 Litigation. Except as specifically disclosed in Schedule 6.04 to the Original Credit Agreement and in the filings of the Company with the SEC which are publicly available on the date hereof, there are no actions, suits, proceedings, claims or disputes pending, or to the best knowledge of the Company, threatened or contemplated, at law, in equity, in arbitration or before any Governmental Authority, against the Company, or its Subsidiaries or any of their respective properties which:

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

     6.06 ERISA Compliance. Except as specifically disclosed in Schedule 6.06 to the Original Credit Agreement:

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

     6.10 Financial Condition.

         (a) The audited consolidated financial statements of the Company and its consolidated Subsidiaries dated December 31, 1999, and the unaudited consolidated financial statements of the Company and its consolidated Subsidiaries dated March 31, 2000, and the related consolidated statements of income or operations, shareholders' equity and cash flows for the fiscal year ended on that date:

            (i) were prepared in accordance with GAAP consistently applied throughout the period covered thereby, except as otherwise expressly noted therein and, in the case of the financial statements dated March 31, 2000, subject to good faith year-end audit adjustments and the absence of footnotes;

            (ii) fairly present the financial condition of the Company and its consolidated Subsidiaries as of the date thereof and results of operations for the period covered thereby; and

            (iii) except as specifically disclosed in Schedule 6.10 to the Original Credit Agreement, show all material indebtedness and other liabilities, direct or contingent, of the Company and its consolidated Subsidiaries as of the date thereof, including liabilities for taxes, material commitments and Contingent Obligations.

         (b) Since September 30, 1998, there has been no Material Adverse
Effect.

     6.11 Environmental Matters. The Company conducts in the ordinary course of business a review of the effect of existing Environmental Laws and existing Environmental Claims on its business, operations and properties, and as a result thereof the Company has reasonably concluded that, except as specifically disclosed in Schedule 6.11 to the Original Credit Agreement, such Environmental Laws and Environmental Claims would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

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

     6.14 Copyrights, Patents, Trademarks and Licenses, Etc. The Company and its Subsidiaries own or are licensed or otherwise have the right to use all of the patents, trademarks, service marks, trade names, copyrights, contractual franchises, authorizations and other rights that are reasonably necessary for the operation of their respective businesses, without conflict with the rights of any other Person. Except as specifically disclosed in Schedule 6.04 to the Original Credit Agreement and in the filings of the Company with the SEC which are publicly available on the date hereof, no claim or litigation regarding any of the foregoing is pending or threatened, and no patent, invention, device, application, principle or any statute, law, rule, regulation, standard or code is pending or, to the knowledge of the Company, proposed, which, in either case, would reasonably be expected to have a Material Adverse Effect.

     6.15 Subsidiaries. As of the Closing Date, the Company has no Subsidiaries other than those specifically disclosed in Schedule 6.15 to the Original Credit Agreement, which identifies as of the Closing Date each Domestic Subsidiary and each Material Subsidiary as such.

     6.16 Insurance. Except as specifically disclosed in Schedule 6.16 to the Original Credit Agreement, the properties of the Company and its Subsidiaries are insured with financially sound and reputable insurance companies not Affiliates of the Company, in such amounts, with such deductibles and covering such risks as are customarily carried by companies engaged in similar businesses and owning similar properties in localities where the Company or such Subsidiary operates.

     6.17 Swap Obligations. Neither the Company nor any of its Subsidiaries has incurred any outstanding obligations under any Swap Contracts, other than Permitted Swap Obligations.

     6.18 Full Disclosure. None of the representations or warranties made by the Company or any Guarantor in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Company or any Guarantor pursuant to the Loan Documents, contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading in any material respect as of the time when made or delivered.

                                  ARTICLE VII.
                              AFFIRMATIVE COVENANTS

     So long as any Bank shall have any Commitment hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, or any Letter of Credit shall remain outstanding, unless the Majority Banks waive compliance in writing:

     7.01 Financial Statements. The Company shall deliver to the Agent and each Bank, in form and detail satisfactory to the Agent and the Majority Banks:

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

     Reports required to be delivered pursuant to clauses (a) and (b) of Section
7.01 and clause (b) of this Section 7.02 shall be deemed to have been delivered on the date on which Company posts such reports on Company's website on the Internet at the website address listed on Schedule 11.02 or when such report is posted on the SEC's website at www.sec.gov.; provided that (x) Company shall deliver paper copies of the reports referred to in clauses (a) and (b) of
Section 7.01 and clause (b) of this Section 7.02 to the Agent or any Bank who requests Company to deliver such paper copies until written request to cease delivering paper copies is given by the Agent or such Bank, (y) the Company shall notify the Agent and the Banks of the posting of any such new material, and (z) in every instance the Company shall provide the original signed Compliance Certificate required by clause (a) of this Section 7.02 to the Agent and paper copies thereof to each of the Banks. Except for the Compliance Certificate referred to in such clause (a) of this Section 7.02, the Agent shall have no obligation to request the delivery or to maintain copies of the reports referred to in clauses (a) and (b) of Section 7.01 and clause (b) of this
Section 7.02, and in any event shall have no responsibility to monitor compliance by the Company with any such request for delivery, and each Bank shall be solely responsible for requesting delivery to it or maintaining its copies of such reports.

     7.03 Notices. The Company shall promptly notify the Agent and each Bank:

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

     7.05 Maintenance of Property. The Company shall maintain, and shall cause each Subsidiary to maintain, and preserve all its property which is used in its business in good working order and condition, ordinary wear and tear excepted and make all necessary repairs thereto and renewals and replacements thereof except where the failure to do so could not reasonably be expected to have a Material Adverse Effect, except as permitted by Section 8.02 or Section 8.03.

     7.06 Insurance. The Company shall maintain, and shall cause each Material Subsidiary to maintain, with financially sound and reputable independent insurers, insurance with respect to its properties and business against loss or damage of the kinds customarily insured against by Persons engaged in the same or similar business, of such types and in such amounts as are customarily carried under similar circumstances by such other Persons.

     7.07 Payment of Obligations. The Company shall, and shall cause each Subsidiary to, pay and discharge as the same shall become due and payable, all their respective obligations and liabilities, except where the failure to do so would not reasonably be expected to have a Material Adverse Effect or (b) to the extent that such obligation or liability is being disputed or contested in good faith by appropriate proceedings and adequate reserves in accordance with GAAP with respect thereto are being maintained by the Company or such Subsidiary.

     7.08 Compliance with Laws. The Company shall comply, and shall cause each Subsidiary to comply, in all material respects with all Requirements of Law of any Governmental Authority having jurisdiction over it or its business (including the Federal Fair Labor Standards Act and all Environmental Laws), except such as may be contested in good faith or as to which a bona fide dispute may exist or where the failure to so comply would not reasonably be expected to have a Material Adverse Effect .

     7.09 Compliance with ERISA. The Company shall, and shall cause each of its ERISA Affiliates to: (a) maintain each Plan in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law; (b) cause each Plan which is qualified under Section 401(a) of the Code to maintain such qualification; and (c) make all required contributions to any Plan subject to Section 412 of the Code.

     7.10 Inspection of Property and Books and Records. The Company shall maintain and shall cause each Subsidiary to maintain proper books of record and account, in which full, true and correct entries in conformity with GAAP consistently applied shall be made of all financial transactions and matters involving the assets and business of the Company and such Subsidiary. The Company shall permit, and shall cause each Subsidiary to permit, representatives of the Agent or any Bank (coordinating through the Agent) to visit and inspect any of their respective properties, to examine their respective corporate, financial and operating records, and make copies thereof or abstracts therefrom, and to discuss their respective affairs, finances and accounts with their respective directors, officers, and independent public accountants, at reasonable times during normal business hours and upon reasonable advance notice to the Company; provided, however, when an Event of Default exists the Agent or any Bank may do any of the foregoing at the expense of the Company.

     7.11 Use of Proceeds. The Company shall use the proceeds of the Loans for working capital and other general corporate purposes (including undertaking Acquisitions, capital expenditures, and stock repurchases) not in contravention of any Requirement of Law or of any provision of this Agreement or any other Loan Document.

     7.12 Additional Guarantors. If the Company shall, after the Closing Date, form or acquire any Domestic Subsidiary which is a Wholly-Owned Subsidiary (or if any Domestic Subsidiary not previously wholly-owned shall become a Wholly-Owned Subsidiary), the Company shall cause each such Subsidiary to become a party to the Guaranty in the manner specified therein and shall deliver or cause to be delivered such proof of corporate action, incumbency of officers, opinions of counsel and other documents as are consistent with those delivered as to each Guarantor pursuant to Section 5.01 upon the Closing Date as the Agent may request, in each case in form and substance satisfactory to the Agent.

                                 ARTICLE VIII.
                               NEGATIVE COVENANTS

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

     8.01 Limitation on Liens. The Company shall not, and shall not suffer or permit any Subsidiary to, directly or indirectly, make, create, incur, assume or suffer to exist any Lien upon or with respect to any part of its property, whether now owned or hereafter acquired, other than the following ("Permitted Liens"):

         (a) any Lien existing on property of the Company or any Subsidiary on the Closing Date and set forth in Schedule 8.01 to the Original Credit Agreement securing Indebtedness outstanding on such date or incurred in connection with the extension, renewal or refinancing of the Indebtedness secured by such existing Liens; provided that any extension, renewal or replacement Lien shall be limited to the property encumbered by the existing Lien and the principal amount of the Indebtedness being extended, renewed or refinanced does not increase. For purposes of this clause (a), Indebtedness shall be deemed to be outstanding on the Closing Date if the facility under which it is incurred exists on the Closing Date (even if no amounts are then outstanding under such facility);

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

         (m) Liens on the Company's headquarters building (located at One Symbol Plaza, Holtsville, New York), securing Indebtedness in an aggregate principal amount not to exceed $40,000,000 at any one time outstanding; and

         (n) Liens not otherwise permitted hereunder securing Indebtedness and other liabilities in an aggregate amount not to exceed at any one time outstanding the amount of 5% of the net book value of the Company and its Subsidiaries' consolidated assets.

     8.02 Disposition of Assets. The Company shall not, and shall not suffer or permit any Subsidiary to, directly or indirectly, sell, assign, lease, convey, transfer or otherwise dispose of (whether in one or a series of transactions) any property (including accounts and notes receivable, with or without recourse) or enter into any agreement to do any of the foregoing, except:

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

         (d) the sale of lease receivables; and

         (e) dispositions not otherwise permitted hereunder which are made for fair market value; provided, that (i) at the time of any disposition, no Event of Default shall exist or shall result from such disposition, and (ii) the aggregate value of all assets so sold by the Company and its Subsidiaries, together, shall not exceed in any fiscal year 10% of Tangible Net Worth as of the end of the immediately preceding fiscal year.

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

     8.04 Loans and Investments. The Company shall not purchase or acquire, or suffer or permit any Subsidiary to purchase or acquire, or make any commitment therefor, any capital stock, equity interest, or any obligations or other securities of, or any interest in, any Person, or make or commit to make any Acquisitions, or make or commit to make any advance, loan, extension of credit or capital contribution to or any other investment in, any Person including any Affiliate of the Company (together, "Investments"), except for:

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

         (e) Investments in Joint Ventures entered into in the ordinary course of business; and

         (f) Investments constituting Permitted Swap Obligations or payments or advances under Swap Contracts relating to Permitted Swap Obligations.

     8.05 Limitation on Indebtedness. The Company shall not, and shall not suffer or permit any Subsidiary to, create, incur, assume, suffer to exist, or otherwise become or remain directly or indirectly liable with respect to, any Indebtedness, except:

         (a) Indebtedness incurred pursuant to this Agreement;

         (b) Indebtedness consisting of Contingent Obligations permitted pursuant to Section 8.08;

         (c) Indebtedness existing on the Closing Date and set forth in Schedule
8.05 to the Original Credit Agreement and Indebtedness incurred pursuant to credit facilities existing on the Closing Date and set forth in such Schedule or incurred in connection with the extension, renewal or refinancing of such Indebtedness; provided that the principal amount of the Indebtedness being extended, renewed or refinanced does not increase;

         (d) Indebtedness secured by Liens permitted by Subsections 8.01(j) and
(m);

         (e) Approved Subordinated Indebtedness; and

         (f) other Indebtedness in an aggregate principal amount outstanding at any time not to exceed 10% of Tangible Net Worth as of the end of the immediately preceding fiscal quarter.

     8.06 Transactions with Affiliates. The Company shall not, and shall not suffer or permit any Subsidiary to, enter into any transaction with any Affiliate of the Company, except upon fair and reasonable terms no less favorable to the Company or such Subsidiary than would obtain in a comparable arm's-length transaction with a Person not an Affiliate of the Company or such Subsidiary.

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

     8.08 Swap Obligations. The Company shall not, and shall not suffer or permit any Subsidiary to, create, incur, assume or suffer to exist any outstanding obligations under Swap Contracts, other than Permitted Swap Obligations and Guaranty Obligations with respect to Permitted Swap Obligations.

     8.09 Capital Expenditures. The Company shall not, and shall not suffer or permit any Subsidiary to, make or commit to make any Capital Expenditures, except for Capital Expenditures not exceeding, in the aggregate for the Company and its Subsidiaries, determined on a consolidated basis, during any fiscal year, the amount of $125,000,000.

     8.10 Restricted Payments. The Company shall not declare or make any dividend payment or other distribution of assets, properties, cash, rights, obligations or securities on account of any shares of any class of its capital stock, or purchase, redeem or otherwise acquire for value any shares of its capital stock or any warrants, rights or options to acquire such shares, now or hereafter outstanding, or make any principal payment or prepayment on or redemption, defeasance or purchase of any subordinated Indebtedness or give notice to or deposit any funds with any trustee to effectuate any such actions; except that the Company may:

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

     8.11 ERISA. The Company shall not, and shall not suffer or permit any of its ERISA Affiliates to: (a) engage in a prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably expected to result in liability of the Company in an aggregate amount in excess of $10,000,000; or (b) engage in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

     8.12 Change in Business. The Company shall not, and shall not suffer or permit any Subsidiary to, engage in any material line of business substantially different from those lines of business carried on by the Company and its Subsidiaries on the date hereof.

     8.13 Accounting Changes. Except to the extent that such changes are permitted by GAAP and concurred with by the Independent Auditor and that the Company shall have provided reasonably detailed reconciliations of the effect of such changes to the Agent and the

Banks, the Company shall not, and shall not suffer or permit any Subsidiary to, make any significant change in accounting treatment or reporting practices, except as required by GAAP, or change the fiscal year of the Company or of any Subsidiary.

     8.14 Subordinated Debt. The Company shall not agree to or enter into any amendment, waiver or modification of, supplement to or other change to any document or instrument evidencing or given in connection with any Approved Subordinated Indebtedness which would reasonably be expected to be adverse to the rights or interests of the Banks.

     8.15 Leverage Ratio. The Company shall not suffer or permit as of the end of any fiscal quarter the Leverage Ratio to exceed 2.50 to 1.00.

     8.16 Fixed Charge Coverage Ratio. The Company shall not suffer or permit as of the end of any fiscal quarter the Fixed Charge Coverage Ratio to be less than
2.50 to 1.00.

     8.17 Tangible Net Worth. The Company shall not permit its Tangible Net Worth at the last day of any fiscal quarter to be less than the amount equal to:

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

     Notwithstanding the foregoing:

            (x) the maximum amount to be deducted pursuant to clause (b)(i) above shall not exceed the amount equal to (i) $60,000,000 for each fiscal year end which will have occurred from October 1, 1998 through (and including) the last day of the fiscal year in which the calculation date occurs plus (ii) the aggregate amount of Net Issuance Proceeds received during the 12 consecutive month period ended on the date of determination; and

            (y) in calculating the amount of repurchases of capital stock for purposes of clause (b)(i) above, and in addition to amounts permitted to be deducted pursuant to clause (x) above, the Company may exclude at each calculation date after December 31, 1999, up to $25,000,000 of such repurchases; provided that (A) the failure to exclude such amounts would cause the Company to be in violation of the provisions of this Section 8.17 and (B) the Company certifies to the Agent and each Bank that each repurchase which is so excluded was a component of a Strategic Investor Transaction which the Company believes in good faith will be completed within 12 months of the date of such stock repurchase (it being understood that such repurchase shall be counted for purposes of clause (b)(i) from and after the end of such 12-month period and the failure to complete such Strategic Investor Transaction within the 12-month period shall not constitute a Default or an Event of Default hereunder unless the Tangible Net Worth of the Company immediately after the end of such 12-month period does not comply with the provisions of this Section 8.17).

                                  ARTICLE IX.
                                EVENTS OF DEFAULT

     9.01 Event of Default. Any of the following shall constitute an "Event of Default":

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

         (d) Other Defaults. The Company or any Subsidiary party thereto fails to perform or observe any other term or covenant contained in this Agreement or any other Loan Document, and such default shall continue unremedied for a period of 30 days after the earlier of (i) the date upon which a Responsible Officer has actual knowledge of such failure or (ii) the date upon which written notice thereof is given to the Company by the Agent or any Bank; or

         (e) Cross-Default. (i) The Company or any Material Subsidiary (A) fails to make any payment in respect of any Indebtedness or Contingent Obligation (other than in respect of Swap Contracts), having an aggregate principal amount (including undrawn committed or available amounts and including amounts owing to all creditors under any combined or syndicated credit arrangement) of more than $20,000,000 when due (whether by scheduled maturity, required prepayment, acceleration, demand, or otherwise) and such failure continues after the applicable grace or notice period, if any, specified in the relevant document on the date of such failure; or (B) fails to perform or observe any other condition or covenant, or any other event shall occur or condition exist, under any agreement or instrument relating to any such Indebtedness or Contingent Obligation, and such failure continues after the applicable grace or notice period, if any, specified in the relevant document on the date of such failure if the effect of such failure, event or condition is to cause, or to permit the holder or holders of such Indebtedness or beneficiary or beneficiaries of such Indebtedness (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause such Indebtedness to be declared to be due and payable prior to its stated maturity, or such Contingent Obligation to become payable or cash collateral in respect thereof to be demanded; or (ii) there occurs under any Swap Contract an Early Termination Date (as defined in such Swap Contract) resulting from any event of default under such Swap Contract as to which the Company or any Material

Subsidiary is the Defaulting Party (as defined in such Swap Contract) and the Swap Termination Value owed by the Company or such Material Subsidiary as a result thereof is greater than $20,000,000; or

         (f) Insolvency; Voluntary Proceedings. The Company or any Material Subsidiary (i) ceases or fails to be solvent, or generally fails to pay, or admits in writing its inability to pay, its debts as they become due, subject to applicable grace periods, if any, whether at stated maturity or otherwise; (ii) voluntarily ceases to conduct its business in the ordinary course; (iii) commences any Insolvency Proceeding with respect to itself; or (iv) takes any action to effectuate or authorize any of the foregoing; or

         (g) Involuntary Proceedings. (i) Any involuntary Insolvency Proceeding is commenced or filed against the Company or any Material Subsidiary, or any writ, judgment, warrant of attachment, execution or similar process, is issued or levied against a substantial part of the Company's or any Material Subsidiary's properties, and any such proceeding or petition shall not be dismissed, or such writ, judgment, warrant of attachment, execution or similar process shall not be released, vacated or fully bonded within 60 days after commencement, filing or levy; (ii) the Company or any Material Subsidiary admits the material allegations of a petition against it in any Insolvency Proceeding, or an order for relief (or similar order under non-U.S. law) is ordered in any Insolvency Proceeding; or (iii) the Company or any Material Subsidiary acquiesces in the appointment of a receiver, trustee, custodian, conservator, liquidator, mortgagee in possession (or agent therefor), or other similar Person for itself or a substantial portion of its property or business; or

         (h) ERISA. (i) An ERISA Event shall occur with respect to a Pension Plan or Multiemployer Plan which has resulted or could reasonably be expected to result in liability of the Company under Title IV of ERISA to the Pension Plan, Multiemployer Plan or the PBGC in an aggregate amount in excess of $20,000,000;
(ii) the aggregate amount of Unfunded Pension Liability among all Pension Plans at any time exceeds $20,000,000; or (iii) the Company or any ERISA Affiliate shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a Multiemployer Plan in an aggregate amount in excess of $20,000,000; or

         (i) Monetary Judgments. One or more non-interlocutory judgments, non-interlocutory orders, decrees or arbitration awards is entered against the Company or any Subsidiary involving in the aggregate a liability (to the extent not covered by independent third-party insurance as to which the insurer does not dispute coverage) as to any single or related series of transactions, incidents or conditions, of $10,000,000 or more, and the same shall remain unsatisfied, unvacated and unstayed pending appeal for a period of 60 days after the entry thereof; or

         (j) Change of Control. (i) Any Person or two or more Persons acting in concert acquires beneficial ownership (within the meaning of Rule 13d-3 of the SEC under the Exchange Act), directly or indirectly, of securities of the Company (or other securities convertible into such securities) representing 30% or more of the combined voting power of all securities of the Company entitled to vote in the election of directors; or (ii) during any period of up to 12 consecutive months, individuals who at the beginning of such 12-month period were directors of the Company ceasing for any reason to constitute a majority of the Board of Directors of the Company unless the Persons replacing such individuals were nominated by the Board of Directors of the Company; or (iii) any Person or two or more Persons acting in concert acquiring by contract or otherwise, or entering into a contract or arrangement which upon consummation will result in its or their acquisition of, or control over, securities of the Company (or other securities convertible into such securities) representing 30% or more of the combined voting power of all securities of the Company entitled to vote in the election of directors; or

         (k) Invalidity of Subordination Provisions. The subordination provisions of any document or instrument given in connection with or evidencing any Approved Subordinated Indebtedness shall for any reason be revoked or invalidated, or otherwise cease to be in full force and effect, or the Obligations are for any reason subordinated or do not have the priority contemplated by this Agreement or such subordination provisions; or

         (l) Guaranty Events. The Guaranty is for any reason partially (including with respect to future advances or with respect to less than all of the Guarantors thereunder) or wholly revoked or invalidated, or otherwise ceases to be in full force and effect, or any Guarantor denies in writing that it has any further liability or obligation thereunder.

     9.02 Remedies. If any Event of Default occurs, the Agent shall, at the request of, or may, with the consent of, the Majority Banks, do any or all of the following:

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

                                   ARTICLE X.
                                    THE AGENT


     10.01 Appointment and Authorization; "Agent".

         (a) Each Bank hereby irrevocably (subject to Section 10.09) appoints, designates and authorizes the Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other Loan Document, the Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Agent have or be deemed to have any fiduciary relationship with any Bank, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Agent. Without limiting the generality of the foregoing sentence, the use of the term "agent" in this Agreement with reference to the Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable law. Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties.

         (b) The Issuing Bank shall act on behalf of the Banks with respect to any Letters of Credit Issued by it and the documents associated therewith until such time and except for so long as the Agent may agree at the request of the Majority Lenders to act for such Issuing Bank with respect thereto; provided, however, that the Issuing Bank shall have all of the benefits and immunities (i) provided to the Agent in this Article X with respect to any acts taken or omissions suffered by the Issuing Bank in connection with Letters of Credit Issued by it or proposed to be Issued by it and the application and agreements for letters of credit pertaining to the Letters of Credit as fully as if the term "Agent", as used in this Article X, included the Issuing Bank with respect to such acts or omissions, and (ii) as additionally provided in this Agreement with respect to the Issuing Bank.

     10.02 Delegation of Duties. The Agent may execute any of its duties under this Agreement or any other Loan Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects with reasonable care.

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

         (b) For purposes of determining compliance with the conditions specified in Section 5.01, each Bank that has executed this Agreement shall be deemed to have consented to, approved or accepted or to be satisfied with, each document or other matter either sent by the Agent to such Bank for consent, approval, acceptance or satisfaction, or required thereunder to be consented to or approved by or acceptable or satisfactory to the Bank.

     10.05 Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default, except with respect to defaults in the payment of principal, interest and fees required to be paid to the Agent for the account of the Banks, unless the Agent shall have received written notice from a Bank or the Company referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default". The Agent will notify the Banks of its receipt of any such notice. The Agent shall take such action with respect to such Default or Event of Default as may be requested by the Majority Banks in accordance with Article IX; provided, however, that unless and until the

Agent has received any such request, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable or in the best interest of the Banks.

     10.06 Credit Decision. Each Bank acknowledges that none of the Agent-Related Persons has made any representation or warranty to it, and that no act by the Agent hereinafter taken, including any review of the affairs of the Company and its Subsidiaries, shall be deemed to constitute any representation or warranty by any Agent-Related Person to any Bank. Each Bank represents to the Agent that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of the Company and its Subsidiaries, and all applicable bank regulatory laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to the Company hereunder. Each Bank also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of the Company and its Subsidiaries. Except for notices, reports and other documents expressly herein required to be furnished to the Banks by the Agent, the Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the business, prospects, operations, property, financial and other condition or creditworthiness of the Company or any Subsidiary which may come into the possession of any of the Agent-Related Persons.

     10.07 Indemnification of Agent. Whether or not the transactions contemplated hereby are consummated, the Banks shall indemnify upon demand the Agent-Related Persons (to the extent not reimbursed by or on behalf of the Company and without limiting the obligation of the Company to do so), pro rata, from and against any and all Indemnified Liabilities; provided, however, that no Bank shall be liable for the payment to the Agent-Related Persons of any portion of such Indemnified Liabilities resulting solely from such Person's gross negligence or willful misconduct. Without limitation of the foregoing, each Bank shall reimburse the Agent upon demand for its ratable share of any costs or out-of-pocket expenses (including Attorney Costs) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that the Agent is not reimbursed for such expenses by or on behalf of the Company. The undertaking in this Section shall survive the termination of the Commitments, the payment of all Obligations hereunder and the resignation or replacement of the Agent.

     10.08 Agent in Individual Capacity. BofA and its Affiliates may make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with the Company and its Subsidiaries and Affiliates as though BofA were not the Agent or the Issuing Bank hereunder and without notice to or consent of the Banks. The Banks acknowledge that, pursuant to such activities, BofA or its Affiliates may receive information regarding the Company, its Subsidiaries or its Affiliates (including information that may be subject to confidentiality obligations in favor of the Company or such Subsidiary or Affiliate) and acknowledge that the Agent shall be under no obligation to provide such information to them. With respect to its Loans, BofA shall have the same rights and powers under this Agreement as any other Bank and may exercise the same as though it were not the Agent or the Issuing Bank.

     10.09 Successor Agent. The Agent may resign as Agent upon 30 days' notice to the Banks. If the Agent resigns under this Agreement, the Majority Banks shall appoint from among the Banks a successor agent for the Banks, which successor agent shall be approved by the Company. If no successor agent is appointed prior to the effective date of the resignation of the Agent, the Agent may appoint, after consulting with the Banks and the Company, a successor agent from among the Banks. Upon the acceptance of its appointment as successor agent hereunder, such successor agent shall succeed to all the rights, powers and duties of the retiring Agent and the term "Agent" shall mean such successor agent and the retiring Agent's appointment, powers and duties as Agent shall be terminated. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article X and Sections 11.04 and 11.05 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement. If no successor agent has accepted appointment as Agent by the date which is 30 days following a retiring Agent's notice of resignation, the retiring Agent's resignation shall nevertheless thereupon become effective and the Banks shall perform all of the duties of the Agent hereunder until such time, if any, as the Majority Banks appoint a successor agent as provided for above.

     10.10 Withholding Tax.

         (a) If any Bank is a "foreign corporation, partnership or trust" within the meaning of the Code and such Bank claims exemption from, or a reduction of, U.S. withholding tax under Sections 1441 or 1442 of the Code, such Bank agrees with and in favor of the Agent, to deliver to the Agent:

            (i) if such Bank claims an exemption from, or a reduction of, withholding tax under a United States tax treaty, two properly completed and executed copies of IRS Form W-8 BEN before the payment of any interest in the first calendar year and before the payment of any interest in each third succeeding calendar year during which interest may be paid under this Agreement;

            (ii) if such Bank claims that interest paid under this Agreement is exempt from United States withholding tax because it is effectively connected with a United States trade or business of such Bank, two properly completed and executed copies of IRS Form W-8 ECI before the payment of any interest is due in the first taxable year of such Bank and in each succeeding taxable year of such Bank during which interest may be paid under this Agreement; and

            (iii) such other form or forms as may be required under the Code or other laws of the United States as a condition to exemption from, or reduction of, United States withholding tax.

Such Bank agrees to promptly notify the Agent of any change in circumstances which would modify or render invalid any claimed exemption or reduction.

         (b) If any Bank claims exemption from, or reduction of, withholding tax under a United States tax treaty by providing IRS Form W-8 BEN and such Bank sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Company to such Bank, such Bank agrees to notify the Agent of the percentage amount in which it is no longer the beneficial owner of Obligations of the Company to such Bank. To the extent of such percentage amount, the Agent will treat such Bank's IRS Form W-8 BEN as no longer valid.

         (c) If any Bank claiming exemption from United States withholding tax by filing IRS Form W-8 ECI with the Agent sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Company to such Bank, such Bank agrees to undertake sole responsibility for complying with the withholding tax requirements imposed by Sections 1441 and 1442 of the Code.

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

         (e) If the IRS or any other Governmental Authority of the United States or other jurisdiction asserts a claim that the Agent did not properly withhold tax from amounts paid to or for the account of any Bank (because the appropriate form was not delivered or was not properly executed, or because such Bank failed to notify the Agent of a change in circumstances which rendered the exemption from, or reduction of, withholding tax ineffective, or for any other reason) such Bank shall indemnify the Agent fully for all amounts paid, directly or indirectly, by the Agent as tax or otherwise, including penalties and interest, and including any taxes imposed by any jurisdiction on the amounts payable to the Agent under this Section, together with all costs and expenses (including Attorney Costs). The obligation of the Banks under this Subsection shall survive the payment of all Obligations and the resignation or replacement of the Agent.

     10.11 Documentation Agent. The Bank identified on the facing page or signature pages of this Agreement or elsewhere herein or in the other Loan Documents as the "documentation agent" shall not have any right, power, obligation, liability, responsibility or duty under this Agreement other than those applicable to all Banks as such. Without limiting the foregoing, the Bank so identified as a "documentation agent" shall not have or be deemed to have any fiduciary relationship with any Bank. Each Bank acknowledges that it has not relied, and will not rely, on the Bank so identified in deciding to enter into this Agreement or in taking or not taking action hereunder or under any other Loan Document.

                                  ARTICLE XI.
                                  MISCELLANEOUS

     11.01 Amendments and Waivers. No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent with respect to any departure by the Company or any applicable Subsidiary therefrom, shall be effective unless the same shall be in writing and signed by the Majority Banks (or by the Agent at the written request of the Majority Banks) and the Company and acknowledged by the Agent, and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such waiver, amendment, or consent shall, unless in writing and signed by each Bank directly affected thereby and the Company and acknowledged by the Agent, do any of the following:

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

and, provided further, that (i) no amendment, waiver or consent shall, unless in writing and signed by all of the Banks and the Company and acknowledged by the Agent increase the aggregate amount of the Commitments, (ii) no amendment, waiver or consent shall, unless in writing and signed by the Issuing Bank in addition to the Majority Banks or each Bank directly affected thereby or all Banks, as the case may be, affect the rights or duties of the Issuing Bank under this Agreement or any L/C-Related Document relating to any Letter of Credit Issued or to be Issued by it, (iii) no amendment, waiver or consent shall, unless in writing and signed by the Agent in addition to the Majority Banks or each Bank directly affected thereby or all Banks, as the case may be, affect the rights or duties of the Agent under this Agreement or any other Loan Document,
(iv) no amendment, waiver or consent shall, unless in writing and signed by the Fronting Bank in addition to the Majority Banks or each Bank directly affected thereby or all Banks, as the case may be, affect the rights or duties of the Fronting Bank under this Agreement , and (iv) the Fee Letter may be amended, or rights or privileges thereunder waived, in a writing executed by the parties thereto.

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

         (b) All such notices, requests and communications shall, when transmitted by overnight delivery, or faxed, be effective when delivered for overnight (next-day) delivery, or transmitted in legible form by facsimile machine, respectively, or if mailed, upon the third Business Day after the date deposited into the mails, or if delivered, upon delivery; except that notices pursuant to Article II, III or X to the Agent shall not be effective until actually received by the Agent, notices pursuant to Article III to the Issuing Bank shall not be effective until actually received by the Issuing Bank at the address specified for the "Issuing Bank" on Schedule 11.02, and notices pursuant to Article II to the Fronting Bank shall not be effective until actually received by the Fronting Bank at the address specified for such Person on
Schedule 11.02.

         (c) Any agreement of the Agent and the Banks herein to receive certain notices by telephone or facsimile is solely for the convenience and at the request of the Company. The Agent and the Banks shall be entitled to rely on the authority of any Person purporting to be a Person authorized by the Company to give such notice and the Agent and the Banks shall not have any liability to the Company or other Person on account of any action taken or not taken by the Agent or the Banks in reliance upon such telephonic or facsimile notice. The obligation of the Company to repay the Loans and L/C Obligations shall not be affected in any way or to any extent by any failure by the Agent and the Banks to receive written confirmation of any telephonic or facsimile notice or the receipt by the Agent and the Banks of a confirmation which is at variance with the terms understood by the Agent and the Banks to be contained in the telephonic or facsimile notice.

     11.03 No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of the Agent or any Bank, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege.

     11.04 Costs and Expenses. The Company shall:

         (a) whether or not the transactions contemplated hereby are consummated, pay or reimburse BofA (including in its capacity as Agent and Issuing Bank) promptly (subject to Subsection 5.01(e)) for all reasonable costs and expenses incurred by BofA (including in its capacity as Agent and Issuing
Bank) in connection with the development, preparation, delivery, administration and execution of, and any amendment, supplement, waiver or modification to (in each case, whether or not consummated), this Agreement, any Loan Document and any other documents prepared in connection herewith or therewith, and the consummation of the transactions contemplated hereby and thereby, including Attorney Costs incurred by BofA (including in its capacity as Agent and Issuing
Bank) with respect thereto; and

         (b) pay or reimburse the Agent, the Lead Arranger and each Bank within 10 Business Days after demand (subject to Subsection 5.01(e)) for all reasonable costs and expenses (including Attorney Costs) incurred by them in connection with the enforcement or preservation of any rights or remedies under this Agreement or any other Loan Document during the existence of an Event of Default or after acceleration of the Loans (including in connection with any "workout" or restructuring regarding the Loans, and including in any Insolvency Proceeding or appellate proceeding). The agreements in this Section shall survive the termination of the Commitments and the payment of all other Obligations.

     11.05 Company Indemnification. Whether or not the transactions contemplated hereby are consummated, the Company shall indemnify, defend and hold the Agent-Related Persons, and each Bank and each of its respective officers, directors, employees, counsel, agents and attorneys-in-fact (each, an "Indemnified Person") harmless from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments and suits, and any and all reasonable costs, charges, expenses and disbursements (including Attorney Costs) of any kind or nature whatsoever which may at any time (including at any time following repayment of the Loans, the termination of the Letters of Credit and the termination, resignation or replacement of the Agent or replacement of any Bank) be imposed on, incurred by or asserted against any such Person in any way relating to or arising out of this Agreement or any document contemplated by or referred to herein, or the transactions contemplated hereby, or any action taken or omitted by any such Person under or in connection with any of the foregoing, including with respect to any investigation, litigation or proceeding (including any Insolvency Proceeding or appellate proceeding) related to or arising out of this Agreement or the Loans or Letters of Credit or the use of the proceeds thereof, or related to any Offshore Currency transactions entered into in connection herewith whether or not any Indemnified Person is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities"); provided, that the Company shall have no obligation hereunder to any Indemnified Person with respect to Indemnified Liabilities to the extent resulting from the gross negligence or willful misconduct of such Indemnified Person. The agreements in this Section shall survive the termination of the Commitments and the payment of all other Obligations.

     11.06 Payments Set Aside. To the extent that the Company makes a payment to the Agent or the Banks, or the Agent or the Banks exercise their right of set-off, and such payment or the proceeds of such set-off or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside or required (including pursuant to any settlement entered into by the Agent or such Bank in its discretion) to be repaid to a trustee, receiver or any other party, in connection with any Insolvency Proceeding or otherwise, then (a) to the extent of such recovery the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such set-off had not occurred, and (b) each Bank severally agrees to pay to the Agent upon demand its pro rata share of any amount so recovered from or repaid by the Agent.

     11.07 Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Company may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of the Agent and each Bank.

     11.08 Assignments, Participations, Etc.

         (a) Any Bank may, with the written consent of the Company at all times other than during the existence of an Event of Default and the Agent, the Fronting Bank and the Issuing Bank, which consents shall not be unreasonably withheld, at any time assign and delegate to one or more Eligible Assignees (provided that no written consent of the Company, the Agent, the Fronting Bank or the Issuing Bank shall be required in connection with any assignment and delegation by a Bank to an Eligible Assignee that is an Affiliate of such Bank) (each an "Assignee") all, or any ratable part of all, of the Loans, the Commitments, the L/C Obligations and the other rights and obligations of such Bank hereunder, in a minimum amount of the Dollar Equivalent Amount of $10,000,000 or, if less, the entire amount of such Bank's Commitment; provided, however, that the Company and the Agent may continue to deal solely and directly with such Bank in connection with the interest so assigned to an Assignee until
(i) written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to the Company and the Agent by such Bank and the Assignee; (ii) such Bank and its Assignee shall have delivered to the Company and the Agent an Assignment and Acceptance in the form of Exhibit E ("Assignment and Acceptance"), together with any Note or Notes subject to such assignment and (iii) the assignor Bank, the Assignee or, in the case of an assignment made pursuant to Section 4.08, the Company, has paid to the Agent a processing fee in the amount of $3,500. In connection with any assignment by BofA, its obligation to make Fronted Loans may be assigned in whole (and not part) and only in connection with an assignment transaction involving an assignment of all of its Commitment and Loans, and the Assignment and Acceptance may be appropriately modified to include an assignment and delegation of its obligation to make Fronted Loans and any outstanding Fronted Loans.

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

         (e) Notwithstanding any other provision in this Agreement, any Bank may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement and the Note held by it in favor of any Federal Reserve Bank in accordance with Regulation A of the FRB or U.S. Treasury Regulation 31 CFR (Section)203.14, and such Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law.

     11.09 Confidentiality. Each Bank agrees to take and to cause its Affiliates to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all information identified as "confidential" or "secret" by the Company and provided to it by the Company or any Subsidiary, or by the Agent on the Company's or such Subsidiary's behalf, under this Agreement or any other Loan Document, and neither it nor any of its Affiliates shall use any such information other than in connection with or in enforcement of this Agreement and the other Loan Documents or in connection with other business now or hereafter existing or contemplated with the Company or any Subsidiary; except to the extent such information (i) was or becomes generally available to the public other than as a result of disclosure by the Bank, or (ii) was or becomes available on a non-confidential basis from a source other than the Company, provided that such source is not bound by a confidentiality agreement with the Company known to the Bank; provided, however, that any Bank may disclose such information (A) at the request or pursuant to any requirement of any Governmental Authority to which the Bank is subject or in connection with an examination of such Bank by any such authority; (B) pursuant to subpoena or other court process; (C) when required to do so in accordance with the provisions of any applicable Requirement of Law; (D) to the extent reasonably required in connection with any litigation or proceeding to which the Agent, any Bank or their respective Affiliates may be party; (E) to the extent reasonably required in connection with the exercise of any remedy hereunder or under any other Loan Document; (F) to such Bank's independent auditors and other professional advisors; (G) to any Participant or Assignee, actual or potential, provided that such Person agrees in writing to keep such information confidential to the same extent required of the Banks hereunder; (H) as to any Bank or its Affiliate, as expressly permitted under the terms of any other document or agreement regarding confidentiality to which the Company or any Subsidiary is party or is deemed party with such Bank or such Affiliate; and (I) to its Affiliates to the extent necessary for the administration of such Bank's Loans and other extensions of credit hereunder. In the event of disclosure pursuant to clauses (A) through (E) of the immediately preceding proviso (other than in connection with bank examinations), the Bank shall, if allowed to do so under applicable Requirements of Law) make commercially reasonable efforts to notify the Company of the disclosure in advance thereof and shall (at no cost to the Bank) cooperate to the extent commercially reasonable with the Company in seeking to have the materials to be disclosed sealed or otherwise given confidential treatment by the applicable court or Governmental Authority.

     11.10 Set-off. In addition to any rights and remedies of the Banks provided by law, if the Loans have been accelerated, each Bank is authorized at any time and from time to time, without prior notice to the Company, any such notice being waived by the Company to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing by, such Bank to or for the credit or the account of the Company against any and all Obligations owing to such Bank, now or hereafter existing, irrespective of whether or not the Agent or such Bank shall have made demand under this Agreement or any Loan Document and although such Obligations may be contingent or unmatured. Each Bank agrees promptly to notify the Company and the Agent after any such set-off and application made by such Bank; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application.

     11.11 Notification of Addresses, Lending Offices, Etc. Each Bank shall notify the Agent in writing of any changes in the address to which notices to the Bank should be directed, of addresses of any Lending Office, of payment instructions in respect of all payments to be made to it hereunder and of such other administrative information as the Agent shall reasonably request.

     11.12 Counterparts. This Agreement may be executed in any number of separate counterparts, each of which, when so executed, shall be deemed an original, and all of said counterparts taken together shall be deemed to constitute but one and the same instrument.

     11.13 Severability. The illegality or unenforceability of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

     11.14 No Third Parties Benefited. This Agreement is made and entered into for the sole protection and legal benefit of the Company, the Banks, the Agent and the Agent-Related Persons, and their permitted successors and assigns, and no other Person shall be a direct or indirect legal beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any of the other Loan Documents.

     11.15 Governing Law and Jurisdiction.

         (a) THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK; PROVIDED THAT THE AGENT AND THE BANKS SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW.

         (b) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK OR OF THE UNITED STATES FOR THE SOUTHERN DISTRICT OF NEW YORK, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH OF THE COMPANY, THE AGENT AND THE BANKS CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NON-EXCLUSIVE JURISDICTION OF THOSE COURTS. EACH OF THE COMPANY, THE AGENT AND THE BANKS IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION IN RESPECT OF THIS AGREEMENT OR ANY DOCUMENT RELATED HERETO. THE COMPANY, THE AGENT AND THE BANKS EACH WAIVE PERSONAL SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER PROCESS, WHICH MAY BE MADE BY ANY OTHER MEANS PERMITTED BY NEW YORK LAW.

     11.16 Waiver of Jury Trial. THE COMPANY, THE BANKS AND THE AGENT EACH
WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS AGREEMENT, THE OTHER LOAN DOCUMENTS, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY OR ANY AGENT-RELATED PERSON, PARTICIPANT OR ASSIGNEE, WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE. THE COMPANY, THE BANKS AND THE AGENT EACH AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.

     11.17 Judgment Currency. If, for the purposes of obtaining judgment in any court, it is necessary to convert a sum due hereunder or any other Loan Document in one currency into another currency, the rate of exchange used shall be that at which in accordance with normal banking procedures the Agent could purchase the first currency with such other currency on the Business Day preceding that on which final judgment is given. The obligation of the Company in respect of any such sum due from it to the Agent hereunder or under the other Loan Documents shall, notwithstanding any judgment in a currency (the "Judgment Currency") other than that in which such sum is denominated in accordance with the applicable provisions of this Agreement (the "Agreement Currency"), be discharged only to the extent that on the Business Day following receipt by the Agent of any sum adjudged to be so due in the Judgment Currency, the Agent may in accordance with normal banking procedures purchase the Agreement Currency with the Judgment Currency. If the amount of the Agreement Currency so purchased is less than the sum originally due to the Agent in the Agreement Currency, the Company agrees, as a separate obligation and notwithstanding any such judgment, to indemnify the Agent or the Person to whom such obligation was owing against such loss. If the amount of the Agreement Currency so purchased is greater than the sum originally due to the Agent in such currency, the Agent agrees to return the amount of any excess to the Company (or to any other Person who may be entitled thereto under applicable law).

     11.18 Entire Agreement. This Agreement, together with the other Loan Documents, embodies the entire agreement and understanding among the Company, the Banks and the Agent, and supersedes all prior or contemporaneous agreements and understandings of such Persons, verbal or written, relating to the subject matter hereof and thereof.

     11.19 Amendment and Restatement. From and after the Effective Date, the Original Credit Agreement is amended and restated in its entirety to read as set forth herein (with the exception of the Schedules thereto specifically incorporated by reference herein). The Original Credit Agreement (as amended and restated by this Agreement) is hereby ratified and confirmed in all respects.



                  [remainder of page intentionally left blank;
                             signature pages follow]

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


                                          SYMBOL TECHNOLOGIES, INC.

                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                          BANK OF AMERICA, N.A., as Agent

                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                          BANK OF AMERICA, N.A., as a Bank, as
                                          Fronting Bank and as Issuing Bank

                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                          THE CHASE MANHATTAN BANK, as
                                          Documentation Agent and as a Bank

                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                          BANCA COMMERCIALE ITALIANA, NEW
                                          YORK BRANCH

                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------


                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                          BANK HAPOALIM BM

                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------


                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                          BANK OF TOKYO-MITSUBISHI TRUST
                                          COMPANY


                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                          BNP PARIBAS

                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------


                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                          COMERICA BANK


                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                          DG BANK DEUTSCHE
                                          GENOSSENSCHAFTSBANK AG, CAYMAN
                                          ISLAND BRANCH


                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------



                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                          FLEET BANK N.A.



                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                          MELLON BANK, N.A.


                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                          THE BANK OF NEW YORK


                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                          THE BANK OF NOVA SCOTIA


                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                          WACHOVIA BANK, N.A.



                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                     ANNEX 1

                                APPLICABLE AMOUNT

==============================================================================================================
    Level             Leverage Ratio           Applicable Margin    Applicable Margin for    Commitment Fee
                                               for Offshore Rate     Base Rate Committed
                                              Committed Loans and           Loans
                                             Letter of Credit Fees
--------------------------------------------------------------------------------------------------------------
 Level I              Less than 0.50 to             0.7500%                0.0000%              0.2500%
                      1.00
--------------------------------------------------------------------------------------------------------------
 Level II             Greater than or               0.8750%                0.0000%              0.2750%
                      equal to 0.50 to
                      1.00 but less than
                      1.00 to 1.00
--------------------------------------------------------------------------------------------------------------
 Level III            Greater than or               1.0000%                0.0000%              0.3000%
                      equal to 1.00 to
                      1.00 but less than
                      1.50 to 1.00
--------------------------------------------------------------------------------------------------------------
 Level IV             Greater than or               1.1250%                0.0000%              0.3500%
                      equal to 1.50 to
                      1.00 but less than
                      2.00 to 1.00
--------------------------------------------------------------------------------------------------------------
 Level V              Greater than or               1.2500%                0.1250%              0.4000%
                      equal to 2.00 to
                      1.00
==============================================================================================================

The Leverage Ratio shall be that set forth in the most recent Compliance Certificate received by the Agent and the Banks pursuant to Subsection 7.02(a) and shall be effective from the date which is five Business Days after the date on which the Agent receives such Compliance Certificate until the date which is five Business Days after which the Agent receives the next such Compliance Certificate. If the Agent does not receive a Compliance Certificate by the date required in Subsection 7.02(a), and if such Compliance Certificate if timely delivered would have shown a Level less favorable to the Company then that in effect for the immediately preceding period, then the Applicable Amount shall, effective as of the date required by Subsection 7.02(a), be based on such Level and the Agent shall adjust retroactively to such date interest and fees, based on such less favorable Level. Any such adjustment in interest and fees shall be payable by the Company to the Agent for the account of the Banks within five Business Days of the Agent's notice to the Company that such amounts are due and payable hereunder.

                                  SCHEDULE 2.01
                                  -------------
                         COMMITMENTS AND PRO RATA SHARES
                         -------------------------------



Bank                                                    Commitment                          Pro Rata Share

Bank of America, N.A.                                  $ 47,500,000                          13.571428571%

The Chase Manhattan Bank                                 40,000,000                          11.428571429

Fleet Bank N.A.                                          47,500,000                          13.571428571

Mellon Bank, N.A.                                        40,000,000                          11.428571429

Comerica Bank                                            25,000,000                          7.142857143

The Bank of New York                                     25,000,000                          7.142857143

BNP Paribas                                              25,000,000                          7.142857143

Wachovia Bank, N.A.                                      25,000,000                          7.142857143

DG Bank Deutsche Genossenschaftsbank AG,
Cayman Island Branch                                     20,000,000                          5.714285714

Banca Commerciale Italiana, New York
Branch                                                   17,500,000                          5.000000000

Bank of Tokyo-Mitsubishi Trust Company                   17,500,000                          5.000000000

Bank Hapoalim BM                                         10,000,000                          2.857142857

The Bank of Nova Scotia                                  10,000,000                          2.857142857
                                                         ----------                          -----------

TOTAL                                                  $350,000,000                        100.000000000%
                                                       ============                        =============


                                 SCHEDULE 11.02
                                 --------------
                     OFFSHORE AND DOMESTIC LENDING OFFICES,
                     --------------------------------------
                              ADDRESSES FOR NOTICES
                              ---------------------


SYMBOL TECHNOLOGIES, INC.
-------------------------

One Symbol Plaza
Holtsville, New York  11742
Attention:  Chief Financial Officer
Telephone:  516-738-3909
Facsimile:  516-738-4127
Website:    www.symbol.com

BANK OF AMERICA, N.A.,
----------------------
  as Agent
Funding Notices:
Agency Administrative Services
Mail Code: CA4-706-05-09
1850 Gateway Boulevard, 5th Floor
Concord, CA  94520
Attention:  Sally Escosa
Telephone:  925-675-8421
Facsimile:  925-969-2901

Other Notices:
Technology Group
Mail Code: CA5-705-41-01
555 California Street, 41st Floor
San Francisco, CA  94104
Attention:  James P. Johnson, Managing Director
Telephone:  415-622-6177
Facsimile:  415-622-4585


Agent's Payment Office:
1850 Gateway Boulevard
Concord, CA  94520
Attention:   Credit Services - Agency
Reference:   Symbol Technologies
For Credit to Acct. No. 3750836479
ABA NO. 111000012

BANK OF AMERICA, N.A.,
----------------------
  as Issuing Bank
Address for Notices:
International Trade Finance - Standby L/C
Mail Code CA9-703-19-23
333 S. Beaudry Avenue, 19th Floor
Los Angeles, CA  90017
Attention:  Sandra Leon, Vice President/Manager
Telephone:  213-345-5231
Facsimile:  213-345-6694


BANK OF AMERICA, N.A.,                                         Notices (other than Funding Notices):
----------------------
   as Fronting Bank and as a Bank
Domestic and Offshore Lending Office:                          Technology Group
Agency Administrative Services                                 Mail Code: CA5-705-41-01
Mail Code: CA4-706-05-09                                       555 California Street, 41st Floor
1850 Gateway Boulevard, 5th Floor                              San Francisco, CA  94104
Concord, CA  94520                                             Attention:  James P. Johnson,
Attention:     Sally Escosa                                                Managing Director
Telephone:     925-675-8421
Facsimile:     925-969-2901                                    Telephone:  415-622-6177
                                                               Facsimile:  415-622-4585



THE CHASE MANHATTAN BANK
------------------------

Domestic and Offshore Lending Office:                          395 North Service Road, Suite 302
270 Park Avenue                                                Melville, NY  11747
New York, NY 10017                                             Attention:  Emelia K. Teige,
                                                                           Vice President
Address for Funding Notices (other than                        Telephone:  631-755-5046
Competitive Bids):                                             Facsimile:  631-755-5184
395 North Service Road, Suite 302
Melville, NY  11747
Attention:  Ann Woessner,
            Customer Services Rep.
Telephone:  631-755-5046
Facsimile:  631-755-5184

Address for Notices regarding Competitive                 Notices (other than Funding Notices):
Bids:
395 North Service Road, Suite 302
Melville, NY  11747
Attention:  Emelia K. Teige,
            Vice President
Telephone:  631-755-5046
Facsimile:  631-755-5184


BANCA COMMERCIALE ITALIANA,
---------------------------
NEW YORK BRANCH
---------------
Domestic and Offshore Lending Office:
One William Street
New York, NY  10004-2506                                       One William Street, Sixth Floor
Attention:  Alex Papace                                        New York, NY  10004-2506
Telephone:  212-607-3531                                       Attention:  Brigitte Sacin,
Facsimile:  212-607-3897                                                   Assistant Treasurer
                                                               Telephone:  212-607-3852
                                                               Facsimile:  212-809-2124


Address for Notices regarding Competitive
Bids:

One William Street, Sixth Floor
New York, NY  10004-2506
Attention:  Anthony O'Mahony,
            Assistant Treasurer
Telephone:  212-607-3852
Facsimile:  212-809-2124


BANK HAPOALIM BM
----------------

Domestic and Offshore Lending Office:
1177 Avenue of the Americas                                    1177 Avenue of the Americas
New York, NY  10036-2790                                       New York, NY  10036-2790
Attention:  Ivelis Cruz,                                       Attention:  Shaun Breidbart
Telephone:  215-782-2183                                       Telephone:  212-782-2186
Facsimile:  215-782-2187                                       Facsimile:  212-782-2187


BANK OF TOKYO-MITSUBISHI TRUST
------------------------------
COMPANY                                                     Notices (other than Funding Notices):
-------

Domestic and Offshore Lending Office:
1251 Avenue of the Americas, 12th Floor                     1251 Avenue of the Americas, 12th Floor
New York, NY  10020-1104                                    New York, NY  10020-1104
Attention:  Mr. Rolando Uy,                                 Attention:  Tom Fennessey, Vice President
            Operations Officer                              Telephone:  212-782-4358
Telephone:  212-782-5637                                    Facsimile:  212-782-6445
Facsimile:  212-782-5635/5636


BNP PARIBAS
-----------

Domestic and Offshore Lending Office:
San Francisco Branch                                        180 Montgomery Street
180 Montgomery Street                                       San Francisco, CA  94104
San Francisco, CA  94104                                    Attention:  Jean Plassard, Senior VP,
Telephone:  415-956-0707                                             High Tech Group
Facsimile:  415-296-8954                                    Telephone:  415-956-0707
                                                            Facsimile:  415-772-9125


Address for Funding Notices (including                                 and
Competitive Bids):
180 Montgomery Street
San Francisco, CA  94104                                    499 Park Avenue, 9th Floor
Attention:  Donald A. Hart, Treasurer                       New York, NY 10022
Telephone:  415-956-2511                                    Attention:     Richard Pace
Facsimile:  415-989-9041                                    Telephone:     212-415-9720

                                                            Facsimile:     212-415-9606


COMERICA BANK
-------------

Domestic and Offshore Lending Office:
U.S. Banking East
500 Woodward Avenue, 9th Floor, MC 3280                     U.S. Banking East
Detroit, MI  48725-3280                                     500 Woodward Avenue, 9th Floor, MC 3280
Attention:  Diana Pascoe,                                   Detroit, MI  48725-3280
            Customer Assistant                              Attention:  Joel Gordon,
Telephone:  313-222-3678                                             Account Officer
Facsimile:  313-222-3330                                    Telephone:  313-222-3647
                                                            Facsimile:  313-222-3330


DG BANK DEUTSCHE
----------------
GENOSSENSCHAFTSBANK, AG,
------------------------
CAYMAN ISLAND BRANCH
--------------------


Domestic and Offshore Lending Office:
609 Fifth Avenue
New York, NY  10017-1021                                       609 Fifth Avenue, 8th Floor
                                                               New York, NY  10017-1021
Address for Funding Notices (other than                        Attention:     Steve Santora
Competitive Bids):
609 Fifth Avenue
New York, NY  10017-1021                                       Telephone:     212-745-1575
Attention:  Ed Thome, Assistant Vice                           Facsimile:     212-745-1556
            President
Telephone:  212-745-1464
Facsimile:  212-745-1422



Address for Notices regarding Competitive Bids:                Notices (other than Funding Notices):
609 Fifth Avenue
New York, New York  10017-1021
Attention:  Stefanie Gaensslen,
            Assistant Vice President
Telephone:  212-745-1583
Facsimile:  212-745-1556/1550


FLEET BANK, N.A.
----------------

Domestic and Offshore Lending Office:
300 Broad Hollow Road                                          300 Broad Hollow Road
Melville, N.Y.  11747                                          Melville, N.Y.  11747
Attention:     Michele Arena                                   Attention:  Christopher Mendelsohn
               Banking Officer                                             Vice President
Telephone:     631-547-7611                                    Telephone:  631-547-7777
Facsimile:     631-547-7595                                    Facsimile:  631-547-7815



MELLON BANK, N.A.
-----------------

Domestic and Offshore Lending Office:
701 Market Street                                              176 EAB Plaza
P.O. Box 7899                                                  West Tower
Philadelphia, PA  19101-7899                                   Uniondale, NY  11556
                                                               Attention:  Jeffrey B. Carstens,
Address for Funding Notices (other than                                    Vice President
Competitive Bids):                                             Telephone:  516-338-3012
176 EAB Plaza                                                  Facsimile:  516-338-3070
West Tower
Uniondale, NY  11556
Attention:  Kathleen Uhl,
            Portfolio Administrator
Telephone:  516-338-3011
Facsimile:  516-338-3070


Address for Notices regarding Competitive
Bids:
One Mellon Bank Center
Room 410
Pittsburgh, PA  15258
Telephone:  412-234-1492
Facsimile:  412-234-8913


THE BANK OF NEW YORK                                           Notices (other than Funding Notices):
--------------------

Domestic and Offshore Lending Office:
One Wall Street, 22nd Floor                                    One Wall Street, 22nd Floor
New York, NY  10286                                            New York, NY  10268
Attention:  Kathy Albert, Administrator                        Attention:  Roger Grossman
Telephone:  212-635-6720                                       Telephone:  212-635-1309
Facsimile:  212-635-6397                                       Facsimile:  212-635-1480

Address for Notices regarding Competitive
Bids:
32 Old Slip, 15th Floor
New York, NY  10286
Attention:  Wilson Mastrandreg
Telephone:  212-804-2050
Facsimile:  212-809-5272

THE BANK OF NOVA SCOTIA
-----------------------

Domestic and Offshore Lending Office:
One Liberty Plaza                                              One Liberty Plaza, 26th Floor
New York, NY 10006                                             New York, NY  10006
Attention:  Catherone Lozada, Loan Admin.                      Attention:  Michael Kus
            Officer
Telephone:  212-225-5212                                       Telephone:  212-225-5027
Facsimile:  212-225-5145                                       Facsimile:  212-225-5090


WACHOVIA BANK, N.A.
-------------------

Domestic and Offshore Lending Office:
191 Peachtree Street, N.E.                                     191 Peachtree Street, N.E.
Atlanta, GA  30303                                             Atlanta, GA  30303
Attention:  Peaches Brown, Loan Specialist                     Attention:  Jane C. Deaver,
Telephone:  404-332-6688                                                   Senior Vice President
Facsimile:  404-332-4320                                       Telephone:  404-332-5219
                                                               Facsimile:  414-332-6898

                      - EXHIBIT 10.18 -

                       FIRST AMENDMENT TO CREDIT AGREEMENT

         THIS FIRST AMENDMENT TO CREDIT AGREEMENT dated as of March 28, 2001 (the "Amendment"), is entered into by and among Symbol Technologies, Inc., a Delaware corporation (the "Company"), the several financial institutions party to the Credit Agreement (collectively, the "Banks"), and Bank of America, N.A., as agent for the Banks (in such capacity, the "Agent").

                                    RECITALS

         A. The Company, Banks and Agent are parties to that certain 2000 Amended and Restated Credit Agreement dated as of August 3, 2000 (the "Credit Agreement") pursuant to which the Banks have extended certain credit facilities.

         B. The Company has requested that the Majority Banks agree to a one-time amendment to the Credit Agreement to permit and allow the Company to add back the non-recurring charges related to the Company's acquisition of Telxon Corporation (the "Telxon Acquisition") in the fiscal quarter ended December 31, 2000 to its calculation of Operating Income solely for the purposes of complying with the financial covenants set forth in Sections 8.15 and 8.16 of the Credit Agreement for the fiscal quarters ending December 31, 2000, March 31, 2001, June 30, 2001 and September 30, 2001.

         C. The Majority Banks are willing to amend the Credit Agreement, subject to the terms and conditions of this Amendment.

         NOW, THEREFORE, for valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

         1. Defined Terms. Unless otherwise defined herein, capitalized terms used herein (including in the Recitals hereof) shall have the meanings, if any, assigned to them in the Credit Agreement.

         2. Amendment to Credit Agreement. The definition of "Operating Income" as set forth in Section 1.01 of the Credit Agreement shall be amended as follows:

                  "Operating Income" means, for any period, for the Company and its Subsidiaries on a consolidated basis, earnings (or losses) from operations, calculated in accordance with the methodology used for calculating "Earnings from Operations" in the financial statements referenced in Section 6.10; provided, however, that only for the fiscal quarters ending December 31, 2000, March 31, 2001, June 30, 2001 and September 30, 2001, and solely for the purposes of complying with the financial covenants set forth in Sections 8.15 and 8.16 of the Credit Agreement (Leverage Ratio and Fixed Charge Coverage Ratio) for the foregoing fiscal quarters, the Company shall be permitted to add back to the calculation thereof the Telxon Special Charges. As used in this definition, "Telxon Special Charges" means an amount

         (not exceeding $274,000,000 before taxes) equal to the aggregate of special charges associated with the Company's acquisition of Telxon Corporation, to extent deducted in arriving at Operating Income for the fiscal quarter ended December 31, 2000.

         3. Representations and Warranties. The Company hereby represents and warrants to the Agent and the Banks as follows:

         (a) No Default or Event of Default has occurred and is continuing.

         (b) The execution, delivery and performance by the Company of this Amendment have been duly authorized by all necessary corporate and other action and do not and will not require any registration with, consent or approval of, notice to or action by, any Person (including any Governmental Authority) in order to be effective and enforceable. The Credit Agreement as amended by this Amendment constitutes the legal, valid and binding obligations of the Company, enforceable against it in accordance with its respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally or by equitable principles relating to enforceability, without defense, counterclaim or offset.

         (c) All representations and warranties of the Company contained in the Credit Agreement are true and correct on and as of the date hereof.

         (d) The Company is entering into this Amendment on the basis of its own investigation and for its own reasons, without reliance upon the Agent, the Banks or any other Person.

         4. Effectiveness. Upon receipt by the Agent of counterparts of this Amendment executed by the Company and the Majority Banks, this Amendment shall become effective as of the date hereof (the "Effective Date").

         5. Reservation of Rights. The Company acknowledges and agrees that the execution and delivery by the Agent and the Banks of this Amendment shall not be deemed to create a course of dealing or otherwise obligate the Agent or the Banks to enter into amendments under the same, similar or any other circumstances in the future.

         6. Miscellaneous.

         (a) Except as herein expressly amended, all terms, covenants and provisions of the Credit Agreement are and shall remain in full force and effect and all references therein and in the other Loan Documents to such Credit Agreement shall henceforth refer to the Credit Agreement as amended by this Amendment. This Amendment shall be deemed incorporated into, and a part of, the Credit Agreement. This Amendment is a Loan Document.

         (b) This Amendment shall be binding upon and inure to the benefit of the parties hereto and to the Credit Agreement and their respective successors and assigns. No third party beneficiaries are intended in connection with this Amendment.

         (c) This Amendment shall be governed by and construed in accordance with the laws of the State of New York.

         (d) This Amendment may be executed in any number of counterparts, each of which shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument. Each of the parties hereto understands and agrees that this document (and any other document required herein) may be delivered by any party thereto either in the form of an executed original or an executed original sent by facsimile transmission to be followed promptly by mailing of a hard copy original, and that receipt by the Agent of a facsimile transmitted document purportedly bearing the signature of a Bank or the Company shall bind such Bank or the Company, respectively, with the same force and effect as the delivery of a hard copy original. Any failure by the Agent to receive the hard copy executed original of such document shall not diminish the binding effect of receipt of the facsimile transmitted executed original of such document of the party whose hard copy page was not received by the Agent, and the Agent is hereby authorized to make sufficient photocopies thereof to assemble complete counterparty documents.

         (e) This Amendment, together with the Credit Agreement, contains the entire and exclusive agreement of the parties hereto with reference to the matters discussed herein and therein. This Amendment supersedes all prior drafts and communications with respect thereto. This Amendment may not be amended except in accordance with the provisions of Section 11.01 of the Credit Agreement.

         (f) If any term or provision of this Amendment shall be deemed prohibited by or invalid under any applicable law, such provision shall be invalidated without affecting the remaining provisions of this Amendment or the Credit Agreement, respectively.

         (g) The Company covenants to pay or reimburse the Agent, upon demand, for all reasonable out-of-pocket costs and expenses (including the reasonable fees, charges and disbursements of counsel (including the allocated costs and expenses of in-house counsel)) incurred by the Agent in connection with the development, preparation, negotiation, execution and delivery of this Amendment.


                  (remainder of page intentionally left blank)

         IN WITNESS WHEREOF, the parties hereto have duly executed this Amendment, as of the date first above written.



                                                     THE BORROWER

                                                     SYMBOL TECHNOLOGIES, INC.


                                                     By:
                                                     Name:
                                                     Title:

                                                     THE AGENT

                                                     BANK OF AMERICA, N.A.


                                                     By:
                                                     Name:
                                                     Title:




                                                     THE BANKS

                                                     BANK OF AMERICA, N.A., as
                                                     a Bank, as Fronting Bank
                                                     and as Issuing Bank


                                                     By:
                                                     Name:
                                                     Title:

                                                     THE CHASE MANHATTAN BANK,
                                                     as Documentation Agent and
                                                     as a Bank


                                                     By:
                                                     Name:
                                                     Title:

                                                     BANK HAPOALIM BM


                                                     By:
                                                     Name:
                                                     Title:


                                                     By:
                                                     Name:
                                                     Title:

                                                     BANCA COMMERCIALE ITALIANA,
                                                     NEW YORK BRANCH


                                                     By:
                                                     Name:
                                                     Title:


                                                     By:
                                                     Name:
                                                     Title:

                                                     BANK OF TOKYO-MITSUBISHI
                                                     TRUST COMPANY


                                                     By:
                                                     Name:
                                                     Title:

                                                     BNP PARIBAS


                                                     By:
                                                     Name:
                                                     Title:


                                                     By:
                                                     Name:
                                                     Title:

                                                     COMERICA BANK


                                                     By:
                                                     Name:
                                                     Title:

                                                     DG BANK DEUTSCHE
                                                     GENOSSENSCHAFTSBANK AG,
                                                     CAYMAN ISLAND BRANCH


                                                     By:
                                                     Name:
                                                     Title:


                                                     By:
                                                     Name:
                                                     Title:

                                                     FLEET NATIONAL BANK
                                                     (formerly known as FLEET
                                                     BANK N.A.)


                                                     By:
                                                     Name:
                                                     Title:

                                                     MELLON BANK, N.A.


                                                     By:
                                                     Name:
                                                     Title:

                                                     THE BANK OF NEW YORK


                                                     By:
                                                     Name:
                                                     Title:

                                                     THE BANK OF NOVA SCOTIA


                                                     By:
                                                     Name:
                                                     Title:

                                                     WACHOVIA BANK, N.A.


                                                     By:
                                                     Name:
                                                     Title:














                                   - EXHIBIT 22 -

                        SYMBOL TECHNOLOGIES, INC
                 LIST OF SUBSIDIARIES AS OF 12/31/2000

Symbol Technologies, Inc. owns directly or indirectly 100% of the stock of the following corporations:

Subsidiaries of Symbol Technologies, Inc.:
U.S. CORPORATIONS

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

Symbol Technologies International, Inc.
One Symbol Plaza
Holtsville, New York 11742
State of Incorporation:  Delaware

Symbolease Inc.
One Symbol Plaza
Holtsville, New York 11742
State of Incorporation:  Delaware

Symbol Technologies Asia, Inc.
230 Victoria Street
04-05 Bugis Junction Office Tower
Singapore 0718
State of Incorporation:  Delaware

Symbolease Canada, Inc.
2540 Matheson Blvd. East
Mississauga, Ontario
Canada L4W 4Z2
State of Incorporation:  Delaware

The Retail Technology Group, Inc.
One Symbol Plaza
Holtsville, NY 11742-1300
State of Incorporation:  Delaware

Telxon Corporation
One Symbol Plaza
Holtsville, NY 11742-1300
State of Incorporation:  Delaware

Telxon System Services, Inc.
One Symbol Plaza
Holtsville, NY 11742-1300
State of Incorporation:  Delaware


Subsidiaries of Symbol Technologies, Inc.
FOREIGN CORPORATIONS

Olympus Symbol, Inc.
San-Ei Building, 4F, 1-22-2, Nishi - Shinjuku
Shinjuku-Ku, Tokyo-160
Japan
Country of Incorporation:  Japan

Symbol Technologies Mexico, Limited
Blvd. Manuel Avila, Camacho # 88, Piso 3, Col. Lomas de
Chapultapec
C.P. 11000 Mexico, D.F. Mexico
Country of Incorporation:  Mexico

Symbol De Mexico, S, De R, L, De C.V.
Avila Camacho, 1325 Altos Col.
Medardo Gonzalez. Reynosa, Tomaulipas, Mexico
Country of Incorporation:  Mexico

Inmobiliaria Symbol De Mexico, S, De R, L, De C.V.
Avila Camacho, 1325 Altos Col.
Medardo Gonzalez. Reynosa, Tomaulipas, Mexico
Country of Incorporation:  Mexico

Symbol Technologies Netherlands, Inc.
Kerkplein 2, 7051 CX, Postbus 24 7050 AA
Varsseveld, Netherlands
Country of Incorporation:  The Netherlands

Subsidiaries of Symbol Technologies International, Inc.
U.S. CORPORATIONS

Symbol Technologies Africa, Inc.
Block BZ  Rutherford Estate
1 Scott Street
Waverly 209
Republic of South Africa
State of Incorporation:  Delaware

FOREIGN CORPORATIONS

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

Symbol Technologies A/S
Gydevang 2,
DK-3450 Allerod
Denmark
Country of Incorporation:  Denmark

Symbol Technologies S.A.
Centre d'Affaire d'Anthony
3 Rue de la Renaissance
92184 Antony Cedex, France
Country of Incorporation:  France

Symbol Technologies GmbH
Waldstrasse 68
6057 Dietzenbach
Germany
Country of Incorporation:  Germany

Symbol Technologies S.R.L.
Via Cristoforo Colombo, 49
20090 Trezzano S/L Naviglio,
Milan, Italia
Country of Incorporation:  Italy

O.Y. Symbol Technologies AB
Vattuniemenkatu 14
00210
Helsinki, Finland
Country of Incorporation:  Finland

Symbol Technologies AB
Albygatan 109D
Solna, Sweden
Country of Incorporation:  Sweden

Symbol Technologies S.A.
Edificioi la Piovera Azul
C. Peonias, No.2 - Sexta Planta
28042 Madrid
Spain
Country of Incorporation:  Spain

Symbol Technologies Limited
Symbol Place, Winnersh Triangle,
Berkshire, England RG415TP
Country of Incorporation:  United Kingdom



Subsidiaries of Telxon Corporation
U.S. CORPORATIONS

Metanetics Corporation
One Symbol Plaza
Holtsville, NY 11742-1300
State of Incorporation:  Delaware

Penright! Corporation
6480 Via Del Oro
San Jose, California  95119
State of Incorporation:  Delaware

RTG Holdings, Inc.
One Symbol Plaza
Holtsville, NY 11742-1300
State of Incorporation:  Ohio


FOREIGN CORPORATIONS

Productos Y Servicios De Telxon, S.A. de CV (Mexico)
Juarez, Mexico
Country of Incorporation:  Mexico

Telxon Foreign Sales Corporation
One Symbol Plaza
Holtsville, NY 11742-1300
EIN:  34-1474811
Country of Incorporation:  Virgin Islands





                                      - EXHIBIT 23 -



INDEPENDENT AUDITORS' CONSENT






We consent to the incorporation by reference in Registration Statements No. 333-44202 on Post-Effective Amendment No.1 on Form S-8 to Form S-4, No. 333-78599 on Form S-8, No. 333-78599, No.
333-48159, No. 333-26593, No. 333-01769, No. 2-81405, No. 2-
94868, No. 2-94876, No. 33-3771, No. 33-13009, No. 33-18748,
No.33-25509, No. 33-25484, No. 33-25567, No. 33-35821, No. 33-
43580, No.33-48025, No. 35-48026, No. 33-78622, No. 33-78678,
No.33-59333 and No.333-01769 on Form S-8 and No. 33-18745, No.
33-25432, No. 33-43581, No.33-43584 and No. 33-45016 on Form S-3
of Symbol Technologies, Inc. of our report dated February 20, 2001, appearing in this Annual Report on Form 10-K of Symbol Technologies, Inc. for the year ended December 31, 2000.





s/Deloitte & Touche LLP
New York, New York

March 28, 2001