Form 10-Q
period 2001-03-31
SYMBOL TECHNOLOGIES INC
filed 2001-05-11
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001

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

YES       X                   NO  ___________

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


   Class                      Outstanding at March 31, 2001 (1)
Common Stock,
par value $0.01                    226,555,133 shares


(1) Reflects a three for two split of the Company's common stock effected as a fifty percent stock dividend paid April 16, 2001 to shareholders of record as of March 26, 2001.





            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                        INDEX TO FORM 10-Q


                                                            PAGE


PART I.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

     Condensed Consolidated Balance Sheets at
     March 31, 2001 and December 31, 2000                    2

     Condensed Consolidated Statements of Earnings
     Three Months Ended March 31, 2001 and 2000              3

     Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 2001 and 2000              4

     Notes to Condensed Consolidated Financial
     Statements                                              5

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations          13

ITEM 3.

     Quantitative and Qualitative Disclosures about
     Market Risk                                            16

PART II.  OTHER INFORMATION

ITEM 1.

      Legal Proceedings                                     17

SIGNATURES                                                  22








                        PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (All amounts in thousands, except stock par value)
                                                     March 31,   December 31,
      ASSETS                                           2001         2000____
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                     $ 70,651     $ 63,411
  Accounts receivable, less allowance for doubtful
   accounts of $32,271 and $31,275, respectively      461,488      453,906
  Inventories                                         318,166      285,413
  Deferred income taxes                               206,465      197,019
  Prepaid and refundable income taxes                  11,193            -
  Other current assets                                 95,664       78,503

     TOTAL CURRENT ASSETS                           1,163,627    1,078,252

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $154,465 and
  $151,953, respectively                              242,206      234,467
INVESTMENT IN MARKETABLE SECURITIES                   127,045      263,305
INTANGIBLE AND OTHER ASSETS, net of
  accumulated amortization of $176,312
  and $163,056, respectively                          514,192      517,175
                                                   $2,047,070   $2,093,199

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $312,380     $325,670
  Current portion of long-term debt                    12,629       23,025
  Income taxes payable                                      -        6,629
  Deferred revenue                                     31,806       30,227
  Accrued restructuring expenses                       43,451       72,487

     TOTAL CURRENT LIABILITIES                        400,266      458,038

CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES         106,913      106,913
LONG-TERM DEBT, less current maturities               168,303      201,144
OTHER LIABILITIES AND DEFERRED REVENUE                127,417      125,408

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding              -            -
  Common stock, par value $0.01; authorized
     300,000 shares; issued 250,147 shares and
     164,863 shares, respectively                       2,501        1,649
  Retained earnings                                   434,533      408,098
  Treasury stock, at cost, 23,592 shares and
     15,439 shares, respectively                     (199,649)    (185,599)
  Other stockholders' equity                        1,006,786      977,548
                                                    1,244,171    1,201,696

                                                   $2,047,070   $2,093,199

           See notes to condensed consolidated financial statements
                                      -2-







                    SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (All amounts in thousands, except per share data)
                                  (Unaudited)
                                                    Three Months Ended
                                                         March 31,_______
                                                    2001           2000__

NET REVENUE                                       $450,165       $320,011
COST OF REVENUE                                    275,547        181,410
AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS           4,242          5,529

GROSS PROFIT                                       170,376        133,072

OPERATING EXPENSES:
  Engineering                                       31,017         22,265
  Selling, general and administrative               90,262         61,307
  Amortization of excess of cost over
   fair value of net assets acquired                 3,957          1,393

                                                   125,236         84,965

EARNINGS FROM OPERATIONS                            45,140         48,107

INTEREST EXPENSE, net                               (4,044)        (1,437)

EARNINGS BEFORE PROVISION FOR
 INCOME TAXES                                       41,096         46,670

PROVISION FOR INCOME TAXES                          13,151         14,934

NET EARNINGS                                      $ 27,945       $ 31,736


EARNINGS PER SHARE:
  Basic                                              $0.12          $0.16
  Diluted                                            $0.12          $0.14

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
  Basic                                            225,459        202,194
  Diluted                                          239,395        219,414




          See notes to condensed consolidated financial statements










                                      -3-


                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)
                                                 Three Months Ended March 31,
                                                     2001           2000__

Cash flows from operating activities:
  Net earnings                                     $27,945         $31,736
  Adjustments to reconcile net earnings
   to net cash used in operating activities:
  Depreciation and amortization of property,
   plant and equipment                              13,170          11,603
  Other amortization                                 8,916           7,605
  Provision for losses on accounts receivable          816             575
  Tax benefit from exercise of stock options
   and warrants                                     25,520          32,086
Changes in assets and liabilities net of
 effects of acquisitions and divestitures:
  Accounts receivable                              (11,490)        (21,701)
  Inventories                                      (33,430)        (31,442)
  Other current assets                             (15,565)        (13,163)
  Accounts payable and accrued expenses            (13,444)        (15,533)
  Income taxes payable                             (17,822)        (32,674)
  Accrued restructuring expenses                   (29,036)              -
  Other liabilities and deferred revenue             3,587             158
Net cash used in operating
  activities                                       (40,833)        (30,750)

Cash flows from investing activities:
  Proceeds from termination of collar arrangement   88,046               -
  Purchases of property, plant and
   equipment                                       (21,284)        (17,681)
  Investments in intangible and other assets        (5,933)        (16,355)
  Acquisition of subsidiaries                            -          (1,598)
Net cash provided by/(used in)
  investing activities                              60,829         (35,634)

Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of notes payable and long-term debt             (15,389)        (36,679)
  Exercise of stock options and warrants            20,130          15,878
  Dividends paid                                    (1,510)         (1,365)
  Purchase of treasury shares                      (14,050)        (20,537)
  Reissuance of treasury shares                          -         100,000
Net cash (used in)/provided by financing
  activities                                       (10,819)         57,297

Effects of exchange rate changes on cash            (1,937)           (397)
Net increase/(decrease) in cash and
 temporary investments                               7,240          (9,484)
Cash and temporary investments, beginning
 of period                                          63,411          30,128
Cash and temporary investments, end of
 period                                            $70,651         $20,644
Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                          $4,147         $ 1,912
  Income taxes                                      $4,214         $12,437
          See notes to condensed consolidated financial statements
                                      -4-




                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS
             (All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of March 31, 2001, and the results of its operations and its cash flows for the three months ended
March 31, 2001 and 2000, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior consolidated financial statements to conform with current presentations.

2.During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") amended by No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company adopted SFAS 133 in the first quarter of 2001. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial statements.

During 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," ("SFAS 140"). SFAS 140 requires new disclosures related to securitization transactions and residual interests when the transaction is accounted for as a sale. It also adds additional qualifications in order to be a Qualifying Special Purpose Entity ("QSPE") and defines the financial statement treatment of the QSPE's assets and liabilities. SFAS 140 applies to new transfers of financial assets occurring after March 31, 2001 and requires securitization disclosures effective for fiscal years ending before January 1, 2001.

3. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

   On February 26, 2001 the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50
                                    -5-


   percent stock dividend payable on April 16, 2001 to shareholders of record on March 26, 2001. In these financial statements, all earnings per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect the stock split. In addition, the number of common shares issued has been adjusted to reflect the stock split and an amount equal to the par value of the additional shares issued has been transferred from additional paid-in capital to common stock.

   Telxon's convertible notes and debentures are convertible into the Company's common stock. As a result of the stock split, the conversion price for Telxon's 5.75 percent convertible notes changed from $55 per common share to $36.67 per common share and the conversion price of the 7.50 percent convertible debentures changed from $53.50 per common share to $35.67 per common share.

4. Classification of inventories is:

                                March 31, 2001  December 31, 2000
                                  (Unaudited)
   Raw materials                   $181,400          $175,462
   Work-in-process                   18,050            25,106
   Finished goods                   118,716            84,845
                                   $318,166          $285,413

5. The Company's total comprehensive earnings were as follows:

                                                  Three Months Ended
                                                       March 31,______
                                                      (Unaudited)
                                                    2001       2000__
   Net earnings                                   $ 27,945   $ 31,736
   Other comprehensive (losses) earnings,
    net of tax:
      Change in equity due to foreign
       currency translation adjustments             (6,235)    (1,814)
      Change in equity due to unrealized (losses)
       gains on marketable securities               (9,994)     2,786
   Comprehensive earnings                         $ 11,716   $ 32,708

6. In December 2000, the Company's management approved and adopted a formal plan of restructuring as a result of the Telxon acquisition. In connection with this acquisition, the Company accrued for restructuring, impairment and integration related charges at December 1, 2000. The accrual represented costs anticipated for workforce reductions, asset impairments and lease terminations.
The Company's current exit plan, which focuses on the consolidation of manufacturing operations, including plant closings and elimination of redundant activities, is expected to be substantially completed by June 30, 2001. The amount accrued for workforce reductions related to the termination of 1,251 employees, primarily in manufacturing, management, sales and administrative support. As of March 31, 2001, 1,010 of these employees have been terminated. Details of the unutilized restructuring expenses at March 31, 2001 are as follows:

                           December 31, 2000           March 31, 2001
                               Accrual        Utilized     Accrual___
   Workforce reductions        $44,158        $ 21,069    $ 23,089
   Impaired fixed asset
     and other writeoffs         7,899           4,972       2,927
   Lease cancellation costs     20,430           2,995      17,435
                               $72,487        $ 29,036    $ 43,451

7. The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In March 2001, Proxim Incorporated ("Proxim") sued the Company, 3 Com Corporation, Wayport Incorporated and SMC Networks Incorporated in the United States District Court in the District of Delaware for allegedly infringing three patents owned by Proxim. Proxim did not identify any specific products of the Company that allegedly infringe these three patents. Proxim also filed a similar lawsuit in March 2001 in the United States District Court in the District of Massachusetts against Cisco Systems, Incorporated and Intersil Corporation. The complaint against the Company seeks, among other relief, unspecified damages for patent infringement, treble damages for willful infringement, and a permanent injunction against the Company from infringing these three patents. In a press conference held after the filing of the complaints, Proxim indicated that it was interested in licensing the patents that are the subject of the lawsuit against the Company.

   On May 1, 2001, the Company filed an Answer and Counterclaim in response to Proxim's suit. Symbol has responded by asserting its belief that Proxim's asserted patents are invalid and not infringed by any Symbol products. In addition, Symbol has asserted its belief that Proxim's claims are barred under principles of equity, estoppel and laches. Symbol has also filed counterclaims against Proxim, asserting that Proxim's RF product offerings infringe four Symbol patents relating to wireless LAN technology. Symbol has requested the Court grant an unspecified amount of damages as well as a permanent injunction against Proxim's sale of its wireless LAN product offerings. Although Symbol believes that Proxim's claims are without merit, it has requested that the District Court join Intersil Corporation in the action, a supplier of key wireless LAN chips to Symbol. Symbol believes Intersil has an obligation to indemnify Symbol and hold it harmless in the event that Symbol's RF products, all of which currently incorporate Intersil's chips, are found to violate any Proxim patent.

  On July 21, 1999, the Company and six other leading members of the Automatic Identification and Data Capture industry jointly initiated a litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit, which is entitled Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnership, was commenced in the U.S. District Court, District of Nevada in Reno, Nevada.

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

On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. On August 8, 2000, the Lemelson Partnership filed a motion seeking an extension of approximately ten weeks in which to file an answer to this motion. On August 31, 2000, the Court granted the Lemelson Partnership's motion for such an extension. On October 25, 2000, the Lemelson Partnership filed a combined opposition to the motion of the Auto ID companies for partial summary judgment and its own cross-motion for partial summary judgment that many of the claims of the Lemelson Partnership's patents satisfy the written description requirement. On January 8, 2001, the Auto ID companies filed a combined reply in support of their partial summary judgment motion and opposition to the Lemelson Partnership's partial summary judgment cross-motion. The Company believes the District Court will probably hear oral arguments on this motion later in 2001.

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

On August 25, 1999, the Court appointed lead plaintiffs and their counsel, ordered the filing of an Amended Complaint, and dismissed 26 of the 27 class action suits without prejudice and consolidated those 26 cases into the first filed action. The lead plaintiffs appointed by the Court filed an Amended Class Action Complaint on September 30, 1999. The Amended Complaint alleges that the defendants engaged in a scheme to defraud investors through improper revenue recognition practices and concealment of material adverse conditions in Telxon's business and finances. The Amended Complaint seeks certification of
                             -9-


the identified class, unspecified compensatory and punitive damages, pre- and post-judgment interest, and attorneys' fees and costs.
Various appeals and writs challenging the District Court's August 25, 1999 rulings were filed by two of the unsuccessful plaintiffs but have all been denied by the Court of Appeals.

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

By letter dated March 9, 2001, the Division of Enforcement of the Commission informed Telxon that it had made a preliminary determination to recommend that the Commission initiate an action against Telxon for violation of various sections of the federal securities laws and regulations and to seek permanent injunctive relief and appropriate monetary penalties against Telxon. The Division of Enforcement has also indicated that it intends to recommend similar action against one current and two former employees of Telxon. The Commission has given Telxon an indefinite extension to indicate in a written submission why Telxon believes no action should be instituted against it. Telxon has not accrued for any fines or penalties under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," because the ultimate outcome of this matter cannot presently be determined and because the amount of any fine or penalty cannot be reasonably estimated.

8. The Company manages its business on a geographic basis. The Company's reportable business segment has been aggregated into three geographic segments, The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia).
                              -10-



   Summarized financial information concerning the Company's geographic segments is shown in the following table. Sales are allocated to each of the geographic segments based upon the location of the use of the products and services. The "Corporate" column includes corporate related expenses (primarily various indirect manufacturing operations costs, engineering and general and administrative expenses) not allocated to geographic segments. This has the effect of increasing geographic operating profit for The Americas, EMEA and Asia Pacific.

   Identifiable assets are those tangible and intangible assets used in operations in each geographic area. Corporate assets are principally temporary investments and the excess of cost over fair value of net assets acquired.

                              The                    Asia
                           Americas       EMEA      Pacific   Corporate
Consolidated
Three Months ended
 March 31, 2001:
Sales to unaffiliated
  customers                 $325,126    $104,678    $20,361    $      -
$450,165
Transfers between
  geographic areas            92,295           -         -      (92,295)
-

     Total net revenue      $417,421    $104,678    $20,361    $(92,295)
$450,165

Earnings before
 provision for income
 taxes                      $114,321    $ 25,855    $ 7,728   ($106,808)    $
41,096

Identifiable assets       $1,514,426    $175,268    $31,754   $ 325,622
$2,047,070

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

ITEM 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations
                         (Dollars in thousands)

Results of Operations

     Net revenue of $450,165 for the three months ended March 31, 2001 increased 40.7 percent over the comparable prior year period. This increase in net revenue is primarily due to increased worldwide equipment sales, as well as the addition of sales and service revenue for Telxon, which was acquired on November 30, 2000. Foreign exchange rate fluctuations unfavorably impacted net revenue 2.6 percent and 1.7 percent for the three months ended March 31, 2001 and 2000, respectively. Although the Company expects lower sequential quarterly revenue growth in 2001 than originally planned due to the uncertainty of the current economic climate, the Company continues to expect significant year over year revenue growth for 2001 and beyond.

     Geographically, The Americas, EMEA, and Asia Pacific revenue increased 51.2 percent, 18.8 percent, and 21.0 percent, respectively, over the comparable prior year period. The Americas, EMEA and Asia Pacific revenue represent approximately 72 percent, 23 percent and 5 percent of net revenue, respectively.

     Cost of revenue (as a percentage of net revenue) of 61.2 percent for the three months ended March 31, 2001, increased from 56.7 percent for the comparable prior year period, due to a shift in product mix in the fastest growing proportion of the Company's business to lower margin products versus the historical mix of products, the inclusion of Telxon's generally lower margin products and the continued unfavorable impact of foreign currency exchange rate fluctuations on net revenue.

     Amortization of software development costs of $4,242 for the three months ended March 31, 2001 decreased from $5,529 for the three months ended March 31, 2000 due to a decrease in the book value of software development costs resulting from the writeoff of impaired assets in conjunction with the Telxon acquisition. This writeoff occurred in the fourth quarter of 2000.

     Engineering costs for the three months ended March 31, 2001 increased to $31,017 from $22,265 for the three months ended March 31, 2000. This represents an increase of 39.3 percent from the prior year period due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products and Telxon products offset by a decrease in the amount of capitalized costs incurred for internally developed product software where economic and technological feasibility has been established. As a percentage of net revenue engineering expenses decreased slightly to 6.9 percent from 7.0 percent in the prior year period.

     Selling, general and administrative expenses of $90,262 for the three months ended March 31, 2001 increased from $61,307 for the three months ended March 31, 2000. In absolute dollars, selling, general and administrative expenses increased 47.2 percent from the prior year period. As a percentage of revenue, such expenses increased to 20.1 percent for the three months ended March 31, 2001, from 19.2 percent for the comparable prior year period. The increase resulted from additional expenses incurred to support a higher revenue base as well as expenses due to the Telxon acquisition.

     Amortization of excess of cost over fair value of net assets acquired of $3,957 for the three months ended March 31, 2001 increased from $1,393, for the three months ended March 31, 2000 primarily due to the Telxon acquisition.

     In an effort to reduce the impact on earnings from the aforementioned anticipated lower revenue growth in 2001, the Company is implementing certain cost reduction and cost avoidance initiatives in the second quarter of 2001. These cost benefits are expected to be fully realized beginning in the second half of this year.

     Net interest expense increased to $4,044 for the three months ended March 31, 2001 from $1,437 for the three months ended March 31, 2000 primarily due to the Mandatorily Exchangeable Securities Contract For Shared Appreciation Income Linked Securities ("SAILS") exchangeable debt (refer to Liquidity and Capital Resources for further discussion), interest on Telxon's convertible subordinated notes and debentures, partially offset by a reduction in interest expense due to the repayment of the revolving credit facility and annual mandatory repayments of other indebtedness.

     The Company's effective tax rate of 32.0 percent for the three months ended March 31, 2001 remained consistant with the comparable prior year period.

Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:
                                        March 31,      December 31,
                                          2001            2000_____
     Working Capital                    $763,361         $620,214

     Current Ratio (Current Assets
      to Current Liabilities)              2.9:1            2.4:1

     Long-Term Debt to Capital             18.1%            20.4%
      (Convertible subordinated notes
        and debentures plus long-term debt
        to convertible subordinated notes
        and debentures plus long-term
        debt plus equity)

     Current assets increased by $85,375 from December 31, 2000 principally due increases in accounts receivable resulting from increased revenue, and an increase in inventories and other current assets resulting from increased operating levels.

     Current liabilities decreased $57,772 from December 31, 2000 primarily due to the utilization of accrued restructuring expenses, repayment of the current portion of long-term debt, and a decrease in accounts payable and accrued expenses.

     The aforementioned activity resulted in a working capital increase of $143,147 for the three months ended March 31, 2001. The Company's current ratio at March 31, 2001 increased to 2.9:1 compared with 2.4:1 as of December 31, 2000.

     Net cash used in operating activities was $40,833 for the three months ended March 31, 2001. This included $29,036 of cash flows related to accrued restructuring expenses as well as cash used in merger integration activities. Overall, cash increased $7,240 for the period. The positive cash flow provided by the termination of the collar arrangement obtained in conjunction with the Telxon acquisition and the exercise of stock options was partially offset by the aforementioned cash used in operations, purchases of property, plant and equipment, net payments of notes payable and long term debt and the repurchase of 434,010 (stock split effected) shares of the Company's common stock.

     Property, plant and equipment expenditures for the three months ended March 31, 2000 totaled $21,284, compared to $17,681 for the three months ended March 31, 2000. During the fourth quarter of 2000 the Company substantially completed construction of a 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. In February 2001, the Company began a 150,000 square foot expansion of this facility. The total cost for this project is estimated to be $7,800 and is scheduled to be completed during 2002. Additionally, in February 2001, the Company began construction of a new 320,000 square foot distribution center and data center in McAllen, Texas. The total cost for this project is estimated to be $31,700 and is scheduled to be completed by the first quarter of 2002. The Company continues to make capital investments in major systems and network conversions but does not have any other material commitments for capital expenditures.

     The Company's long-term debt to capital ratio decreased to 18.1 percent at March 31, 2001 from 20.4 percent at December 31, 2000 primarily due to the repayment of outstanding borrowings under the Company's revolving credit facility and the change in equity attributed to net income, partially offset by the SAILS exchangeable debt transaction completed in January 2001.

     The Company maintains a revolving credit facility with a syndicate of U.S. and international banks of $350 million for which the terms extend to 2004. As of March 31, 2001, the Company had no outstanding borrowings under this facility.

     The Company has loan agreements with various banks pursuant to which, the banks have agreed to provide lines of credit totaling
$95,000. As of March 31, 2001, the Company has $5,589 outstanding under these lines. These agreements continue until such time as either party terminates the agreements.

     In January 2001, the Company entered into a private SAILS arrangement with a highly rated financial institution. The securities which underlie the SAILS contract represent the Company's investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. These securities have a seven-year maturity and pay a cash coupon of 3.625 percent. The SAILS contain an embedded equity collar, which effectively manages a large portion of the Company's exposure to fluctuations in the fair value of its holdings in Cisco common stock.
At maturity, the SAILS will be exchangeable for shares of Cisco common stock, or at the Company's option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar agreement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under its revolving credit facility. The Company accounts for the embedded equity collar as a derivative financial instrument in accordance with the requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities." The change in fair value of this derivative between reporting dates is recognized through earnings and its intrinsic value will substantially offset changes in the fair value of the Company's holdings in Cisco's common stock that are classified as trading securities.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Refer to ITEM 7, in the Company's annual report on Form 10-K for the year ended December 31, 2000 for required disclosure.

                      PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In March 2001, Proxim Incorporated ("Proxim") sued the Company, 3 Com Corporation, Wayport Incorporated and SMC Networks Incorporated in the United States District Court in the District of Delaware for allegedly infringing three patents owned by Proxim. Proxim did not identify any specific products of the Company that allegedly infringe these three patents. Proxim also filed a similar lawsuit in March 2001 in the United States District Court in the District of Massachusetts against Cisco Systems, Incorporated and Intersil Corporation. The complaint against the Company seeks, among other relief, unspecified damages for patent infringement, treble damages for willful infringement, and a permanent injunction against the Company from infringing these three patents. In a press conference held after the filing of the complaints, Proxim indicated that it was interested in licensing the patents that are the subject of the lawsuit against the Company.

On May 1, 2001, the Company filed an Answer and Counterclaim in response to Proxim's suit. Symbol has responded by asserting its belief that Proxim's asserted patents are invalid and not infringed by any Symbol products. In addition, Symbol has asserted its belief that Proxim's claims are barred under principles of equity, estoppel and laches. Symbol has also filed counterclaims against Proxim, asserting that Proxim's RF product offerings infringe four Symbol patents relating to wireless LAN technology. Symbol has requested the Court grant an unspecified amount of damages as well as a permanent injunction against Proxim's sale of its wireless LAN product offerings. Although Symbol believes that Proxim's claims are without merit, it has requested that the District Court join Intersil Corporation in the action, a supplier of key wireless LAN chips to Symbol. Symbol believes Intersil has an obligation to indemnify Symbol and hold it harmless in the event that Symbol's RF products, all of which currently incorporate Intersil's chips, are found to violate any Proxim patent.

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

On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. On August 8, 2000, the Lemelson Partnership filed a motion seeking an extension of approximately ten weeks in which to file an answer to this motion. On August 31, 2000, the Court granted the Lemelson Partnership's motion for such an extension. On October 25, 2000, the Lemelson Partnership filed a combined opposition to the motion of the Auto ID companies for partial summary judgment and its own cross-motion for partial summary judgment that many of the claims of the Lemelson Partnership's patents satisfy the written description requirement. On January 8, 2001, the Auto ID companies filed a combined reply in support of their partial summary judgment motion and opposition to the Lemelson Partnership's partial summary judgment cross-motion. The Company believes the District Court will probably hear oral arguments on this motion later in 2001.

From December through March 1999, a total of 27 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of Telxon on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period from May 21, 1996 through February 23, 1999 or various portions thereof, alleging claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to Telxon's financial performance and prospects and an alleged violation of generally accepted accounting principles by improperly recognizing revenues. The named defendants are Telxon, its former President and Chief
                                  -19-


Executive Officer, Frank E. Brick, and its former Senior Vice President and Chief Financial Officer, Kenneth W. Haver. The actions were referred to a single judge. On February 9, 1999, the plaintiffs filed a Motion to consolidate all of the actions and the Court heard motions on naming class representatives and lead class counsel on April 26, 1999.

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

On February 20, 2001, Telxon filed a Motion for Leave to File and Serve Instanter a Summons and Third-Party Complaint against Third-Party Defendant PricewaterhouseCoopers LLP ("PwC") in shareholders' class action complaints. Telxon's third-party complaint against PwC concerns PwC's role in the original issuance and restatements of Telxon's financial statements for its fiscal years 1996, 1997, 1998 and its interim financial statements for its first and second quarters of fiscal year 1999, the subject of the class action litigation against Telxon. Telxon states causes of action against PwC for contribution under federal securities law, as well as state law claims for accountant malpractice, fraud, constructive fraud, fraudulent concealment, fraudulent misrepresentation, negligent misrepresentation, breach of contract, and breach of fiduciary duty. With respect to its federal claim against PwC, Telxon seeks contribution from PwC for all sums that Telxon may be required to pay in excess of Telxon's proportionate liability, if any, and attorney fees and costs.
With respect to its state law claims against PwC, Telxon seeks compensatory damages, punitive damages, attorney fees and costs, in amounts to be determined at trial.

On April 30, 2001, the Court granted Telxon's motion to file and serve its third-party complaint against PwC. The Court reserved judgment on Telxon's request to have the Complaint deemed filed instanter on the date of Telxon's motion for leave to file the same - February 20, 2001. The Court has ordered the parties to submit by May 21, 2001 briefs on the issue of Telxon's motion for leave to file and serve the third-party complaint instanter.

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

By letter dated March 9, 2001, the Division of Enforcement of the Commission informed Telxon that it had made a preliminary determination to recommend that the Commission initiate an action against Telxon for violation of various sections of the federal securities laws and regulations and to seek permanent injunctive relief and appropriate monetary penalties against Telxon. The Division of Enforcement has also indicated that it intends to recommend similar action against one current and two former employees of Telxon. The Commission has given Telxon an indefinite extension to indicate in a written submission why Telxon believes no action should be instituted against it. Telxon has not accrued for any fines or penalties under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," because the ultimate outcome of this matter cannot presently be determined and because the amount of any fine or penalty cannot be reasonably estimated.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.




Dated:  May 3, 2001              By:    /s/ Tomo Razmilovic

                                     Tomo Razmilovic, President -
                                     Chief Executive Officer




Dated:  May 3, 2001              By:    /s/ Kenneth V. Jaeggi

                                     Kenneth V. Jaeggi
                                     Senior Vice President -
                                     Chief Financial Officer