Form 10-Q
period 2001-06-30
SYMBOL TECHNOLOGIES INC
filed 2001-08-14
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001

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

YES       X                   NO   _________

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


   Class                      Outstanding at June 30, 2001
Common Stock,                      227,625,648 shares
par value $0.01









            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                        INDEX TO FORM 10-Q


                                                            PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

     Condensed Consolidated Balance Sheets at
     June 30, 2001 and December 31, 2000                     2

     Condensed Consolidated Statements of Operations
     Three and Six Months Ended June 30, 2001 and 2000       3

     Condensed Consolidated Statements of Cash Flows
     Three and Six Months Ended June 30, 2001 and 2000       4

     Notes to Condensed Consolidated Financial
     Statements                                              6

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations          16


ITEM 3.

     Quantitative and Qualitative Disclosures about
     Market Risk                                            20

PART II.  OTHER INFORMATION

ITEM 1.

     Legal Proceedings                                      21

ITEM 4.

     Submission of Matters to a Vote of Security Holders    26

SIGNATURES                                                  28



                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (All amounts in thousands, except stock par value)
                                                     June 30,    December 31,
      ASSETS                                           2001         2000____
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                     $ 71,333     $ 63,411
  Accounts receivable, less allowance for doubtful
   accounts of $30,395 and $31,275, respectively      445,073      453,906
  Inventories                                         321,515      285,413
  Deferred income taxes                               205,186      197,019
  Prepaid and refundable income taxes                  66,967            -
  Other current assets                                 88,598       78,503

      TOTAL CURRENT ASSETS                          1,198,672    1,078,252

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $164,660 and
  $151,953, respectively                              261,535      234,467
INVESTMENT IN MARKETABLE SECURITIES                   130,985      263,305
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $187,024 and $163,056,
  respectively                                        530,670      517,175

                                                   $2,121,862   $2,093,199
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $348,193     $325,670
  Current portion of long-term debt                    11,097       23,025
  Income taxes payable                                      -        6,629
  Deferred revenue                                     36,779       30,227
  Accrued restructuring expenses                       25,304       72,487

      TOTAL CURRENT LIABILITIES                       421,373      458,038

CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES         106,913      106,913
LONG-TERM DEBT, less current maturities               270,950      201,144
OTHER LIABILITIES AND DEFERRED REVENUE                126,218      125,408

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding              -            -
  Common stock, par value $0.01; authorized
     600,000 shares; issued 251,697 shares and
     164,863 shares, respectively                       2,517        1,649
  Retained earnings                                   374,980      408,098
  Treasury stock, at cost, 24,071 shares
   and 15,439 shares, respectively                   (212,796)    (185,599)
  Other stockholders' equity                        1,031,707      977,548
                                                    1,196,408    1,201,696
                                                   $2,121,862   $2,093,199

           See notes to condensed consolidated financial statements
                                      -2-





SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (All amounts in thousands, except per share data)
                                 (Unaudited)

                                  Three Months Ended      Six Months Ended
                                        June 30,             June 30,______
                                    2001        2000      2001       2000__

NET REVENUE                       $340,210   $341,398   $790,375   $661,409
COST OF REVENUE                    317,616    194,518    593,163    375,928
AMORTIZATION OF SOFTWARE
 DEVELOPMENT COSTS                   4,477      5,799      8,719     11,328

GROSS PROFIT                        18,117    141,081    188,493    274,153

OPERATING EXPENSES:
 Engineering                        28,341     22,805     59,358     45,070
 Selling, general and
  administrative                    80,684     61,512    170,946    122,819
 Amortization of excess
  of cost over fair value
  of net assets acquired             4,042      1,406      7,999      2,799

                                   113,067     85,723    238,303    170,688

(LOSS) EARNINGS FROM OPERATIONS    (94,950)    55,358    (49,810)   103,465

INTEREST EXPENSE, net               (3,952)    (2,156)    (7,996)    (3,593)

(LOSS) EARNINGS BEFORE
  INCOME TAXES                     (98,902)    53,202    (57,806)    99,872


(BENEFIT FROM)/PROVISION FOR
  INCOME TAXES                     (39,349)    17,025    (26,198)    31,959


NET (LOSS) EARNINGS              ($ 59,553)  $ 36,177  ($ 31,608)  $ 67,913


(LOSS) EARNINGS PER SHARE:
  Basic                             ($0.27)     $0.18     ($0.14)     $0.33
  Diluted                           ($0.27)     $0.16     ($0.14)     $0.31

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING:
  Basic                             224,597   205,377    225,025    203,786
  Diluted                           224,597   221,120    225,025    219,887




          See notes to condensed consolidated financial statements



                                     -3-


SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All amounts in thousands)
                                (Unaudited)
                                                Three Months Ended June 30,
                                                    2001           2000____
Cash flows from operating activities:
 Net (loss) earnings                             ($59,553)       $36,177
 Adjustments to reconcile net (loss) earnings
  to net cash used in operating activities:
 Depreciation and amortization of property,
   plant and equipment                             13,676         11,865
 Other amortization                                10,712          7,898
 Provision for losses on accounts receivable          806            593
 Writedown due to probable losses from customers   16,000              -
 Provision for inventory writedown                110,000              -
 Tax benefit on exercise of stock
  options and warrants                             12,580         14,712
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                                 126        (27,977)
  Inventories                                    (126,517)       (37,079)
  Other current assets                              7,943        (22,376)
  Accounts payable and accrued expenses            35,439         (5,624)
  Income taxes payable                            (55,774)          (962)
  Accrued restructuring expenses                  (18,147)             -
  Other liabilities and deferred revenue            3,774            163
Net cash used in operating activities             (48,935)       (22,610)

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                      (32,931)       (25,208)
  Investments in intangible and other assets      (13,895)       (20,527)
Net cash used in investing activities             (46,826)       (45,735)

Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of notes payable and long-term debt            101,115         96,054
  Exercise of stock options and warrants           10,419          5,729
  Purchase of treasury shares                     (13,147)       (13,900)
Net cash provided by financing activities          98,387         87,883

Effects of exchange rate changes on cash           (1,944)          (629)

Net increase in cash and temporary
  investments                                         682         18,909

Cash and temporary investments, beginning
 of period                                         70,651         20,644

Cash and temporary investments, end of
 period                                           $71,333        $39,553

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                        $ 3,624        $ 1,617
  Income taxes                                    $ 2,508        $ 2,489

          See notes to condensed consolidated financial statements
                                    -4-


                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                 (Unaudited)
                                              Six Months Ended June 30,
                                                  2001           2000__
Cash flows from operating activities:
 Net (loss) earnings                            ($31,608)       $67,913
 Adjustments to reconcile net (loss) earnings
  to net cash used in operating activities:
  Depreciation and amortization of property,
   plant and equipment                            26,846         23,468
  Other amortization                              19,628         15,503
  Provision for losses on accounts receivable      1,622          1,168
  Writedown due to probable losses from customers 16,000              -
  Provision for inventory writedown              110,000              -
  Tax benefit on exercise of stock options
   and warrants                                   38,100         46,798
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                            (11,364)       (49,678)
  Inventories                                   (159,947)       (68,521)
  Other current assets                            (7,622)       (35,539)
  Accounts payable and accrued expenses           21,995        (21,157)
  Income taxes payable                           (73,596)       (33,636)
  Accrued restructuring expenses                 (47,183)             -
  Other liabilities and deferred revenue           7,361            321
Net cash used in operating activities            (89,768)       (53,360)

Cash flows from investing activities:
  Proceeds from termination of
   collar arrangement                             88,046              -
  Purchases of property, plant and
   equipment                                     (54,215)       (42,889)
  Investments in intangible and other assets     (19,828)       (36,882)
  Acquisition of subsidiaries                          -         (1,598)
Net cash provided by/(used in) investing
 activities                                       14,003        (81,369)

Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of notes payable and long-term debt            85,726         59,375
  Exercise of stock options and warrants          30,549         21,607
  Dividends paid                                  (1,510)        (1,365)
  Purchase of treasury shares                    (27,197)       (34,437)
  Reissuance of treasury shares                        -        100,000
Net cash provided by financing activities         87,568        145,180

Effects of exchange rate changes on cash          (3,881)        (1,026)

Net increase in cash and
 temporary investments                             7,922          9,425

Cash and temporary investments, beginning
  of period                                       63,411         30,128

Cash and temporary investments, end of
  period                                         $71,333        $39,553

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest                                       $ 7,771        $ 3,529
  Income taxes                                   $ 6,722        $14,926

          See notes to condensed consolidated financial statements
                                    -5-


                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS
             (All amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of June 30, 2001, and the results of its operations and its cash flows for the three and six months ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior consolidated financial statements to conform with current presentations.

2. During 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," ("SFAS 140"). SFAS 140 requires new disclosures related to securitization transactions and residual interests when the transaction is accounted for as a sale. It also adds additional qualifications in order to be a Qualifying Special Purpose Entity ("QSPE") and defines the financial statement treatment of the QSPE's assets and liabilities. SFAS 140 applies to new transfers of financial assets occurring after March 31, 2001 and requires securitization disclosures effective for fiscal years ending before January 1, 2001. The adoption of SFAS 140 did not have a material impact on the Company's consolidated financial statements.

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"
("SFAS 142"). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS 141 and SFAS 142 is required for fiscal 2002. The Financial Accounting Standards Board published SFAS 141 and SFAS 142 in late July 2001. Management is currently assessing the impact SFAS 141 and SFAS 142 will have on its results of operations.

3. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period.
                                    -6-


   For the three and six months ended June 30, 2001, stock options and warrants outstanding and the effect of convertible subordinated notes and debentures have not been included in the net loss per share calculation since their effect would be antidilutive. For the three and six months ended June 30, 2000, diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

   On February 26, 2001 the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend payable on April 16, 2001 to shareholders of record on March 26, 2001. In these financial statements, all earnings per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect the stock split. In addition, the number of common shares issued has been adjusted to reflect the stock split and an amount equal to the par value of the additional shares issued has been transferred from additional paid-in capital to common stock.

   Telxon's convertible notes and debentures are convertible into the Company's common stock. As a result of the stock split, the conversion price for Telxon's 5.75 percent convertible notes changed from $55 per common share to $36.67 per common share and the conversion price of the 7.50 percent convertible debentures changed from $53.50 per common share to $35.67 per common share.

4. Classification of inventories is:

                                 June 30, 2001  December 31, 2000
                                  (Unaudited)

   Raw materials                   $200,866         $175,462
   Work-in-process                   13,805           25,106
   Finished goods                   106,844           84,845
                                   $321,515         $285,413

In the quarter ended June 30, 2001 the Company recorded a $110,000 non-recurring charge for a writedown of the Company's radio frequency infrastructure and systems inventory, which was primarily comprised of raw materials.

5. The Company's total comprehensive (loss) earnings were as follows:

                           Three Months Ended    Six Months Ended
                                   June 30,             June 30,____
                                 (Unaudited)          (Unaudited)
                               2001       2000       2001     2000 _
Net (loss) earnings         ($59,553)  $ 36,177   ($31,608)  $67,913
 Other comprehensive
  (losses) earnings, net
   of tax:
   Change in equity due to
    foreign currency
    translation adjustments   (1,600)    (2,845)    (7,835)   (4,659)
   Change in equity due to
    unrealized gains (losses)
    on marketable securities   3,275     (8,856)   ( 6,719)   (6,070)
Comprehensive (loss)
   earnings                 ($57,878)  $ 24,476   ($46,162) $ 57,184

6. In December 2000, the Company's management approved and adopted a formal plan of restructuring as a result of the acquisition of Telxon in November 2000. In connection with this acquisition, the Company accrued for restructuring, impairment and integration related charges at December 1, 2000. The accrual represented costs anticipated for workforce reductions, asset impairments and lease terminations. The Company's exit plan, which focused on the consolidation of manufacturing operations, including plant closings and elimination of redundant activities, was substantially completed by June 30, 2001. The Company expects all payments related to the restructuring plan to be completed by September 30, 2001. The amount accrued for workforce reductions related to the termination of 1,251 employees, primarily in manufacturing, management, sales and administrative support. As of June 30, 2001, all of these employees have been terminated. Details of the unutilized restructuring expenses at June 30, 2001 are as follows:

                         December 31, 2000            June 30, 2001
                             Accrual        Utilized     Accrual___
   Workforce reductions     $ 44,158        $ 33,523    $ 10,635
   Impaired fixed asset
     and other writeoffs       7,899           7,466         433
   Lease cancellation costs   20,430           6,194      14,236
                            $ 72,487        $ 47,183    $ 25,304

7. In January 2001, the Company entered into a private Manditorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") arrangement with a highly rated financial institution. The securities which underlie the SAILS contract represent the Company's investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. These securities have a seven-year maturity and pay a cash coupon of 3.625 percent. The SAILS contain an embedded equity collar, which effectively manages a large portion of the Company's exposure to fluctuations in the fair value of its holdings in Cisco common stock. At maturity, the SAILS will be exchangeable for shares of Cisco common stock, or at the Company's option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar agreement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under its revolving credit facility. The Company accounts for the embedded equity collar as a derivative financial instrument in accordance with the requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities." The change in fair value of this derivative between reporting dates is recognized through earnings and its intrinsic value will substantially offset changes in the fair value of the Company's holdings in Cisco's common stock that are classified as trading securities.

8. The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

On May 1, 2001, the Company filed an answer and counterclaim in response to Proxim's suit. The Company has responded by asserting its belief that Proxim's asserted patents are invalid and not infringed by any of the Company's products. In addition, the Company has asserted its belief that Proxim's claims are barred under principles of equity, estoppel and laches. The Company has also filed counterclaims against Proxim, asserting that Proxim's RF product offerings infringe four of the Company's patents relating to wireless LAN technology. The Company has requested the Court grant an unspecified amount of damages as well as a permanent injunction against Proxim's sale of its wireless LAN product offerings. The Company has also filed a motion to disqualify Howrey, Simon, Arnold & White, LLP, one of the primary law firms representing Proxim in the Delaware action, because of its past associations with, and representation of, the Company.

On May 14, 2001, the Company announced that an agreement had been reached with Intersil Corporation, a supplier of key wireless LAN chips to the Company. Under this agreement, Intersil will indemnify and defend the Company against Proxim's infringement suit.

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

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal. The Company believes the Federal Circuit will hear oral argument on the motion later in 2001.

On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. On August 8, 2000, the Lemelson Partnership filed a motion seeking an extension of approximately ten weeks in which to file an answer to this motion. On August 31, 2000, the Court granted the Lemelson Partnership's motion for such an extension. On October 25, 2000, the Lemelson Partnership filed a combined opposition to the motion of the Auto ID companies for partial summary judgment and its own cross-motion for partial summary judgment that many of the claims of the Lemelson Partnership's patents satisfy the written description requirement. On January 8, 2001, the Auto ID companies filed a combined reply in support of their partial summary judgment motion and opposition to the Lemelson Partnership's partial summary judgment cross-motion. On June 15, 2001, the District Court heard oral arguments on this motion. On July 12, 2001, the District Court denied both the Auto ID companies' motion and Lemelson's cross-motion. In doing so, the Court did not rule on the merits of the matters raised in the motions, but instead held that there remain triable issues of material fact that preclude granting summary judgment in favor of either party.

On May 14, 2001, the Auto ID companies filed another motion for summary judgment arguing that Lemelson's patents at issue are unenforceable because of Lemelson's inequitable conduct before the U.S. Patent and Trademark Office. On June 19, 2001, the Lemelson

Partnership filed a combined opposition to the motion of the Auto
ID companies for summary judgment and its own cross-motion for partial summary judgment that no such inequitable conduct occurred. The Company believes oral arguments on the motion will be heard later in 2001.

On July 25, 2001 the Court entered an order setting a schedule that culminates with a trial currently scheduled for August 2002.

From December 1998 through March 1999, a total of 27 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of Telxon on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period from May 21, 1996 through February 23, 1999 or various portions thereof, alleging claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to Telxon's financial performance and prospects and an alleged violation of generally accepted accounting principles by improperly recognizing revenues. The named defendants are Telxon, its former President and Chief Executive Officer, Frank E. Brick, and its former Senior Vice President and Chief Financial Officer, Kenneth W. Haver. The actions were referred to a single judge. On February 9, 1999, the plaintiffs filed a motion to consolidate all of the actions and the Court heard motions on naming class representatives and lead class counsel on April 26, 1999.

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

On November 8, 1999, the defendants jointly moved to dismiss the amended complaint, which was denied on September 29, 2000. Following the denial, the parties filed a proposed joint case schedule, discovery commenced, and the parties each filed their initial disclosures. On October 30, 2000, defendants filed their answer to the plaintiffs' amended complaint as well as a motion for reconsideration or to certify the order denying the motion to dismiss for interlocutory appeal and request for oral argument, and a memorandum of points and authorities in support of that motion. On November 14, 2000, plaintiffs filed a memorandum in opposition of defendants' motion. This motion was denied on January 19, 2001. On

November 1, 2000, defendants filed a motion for application of the Amended Federal Rules of Civil Procedure to the case, and on November 16, 2000, the Court granted this motion in part and held that the Court will apply the new rules of evidence and new rules of civil procedure except to the extent those rules effectuate changes to Rule 26 of the Federal Rules for Civil Procedure. Discovery is in its preliminary stages.

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

By letter dated March 9, 2001, the Division of Enforcement of the Commission informed Telxon that it had made a preliminary determination to recommend that the Commission initiate an action against Telxon for violation of various sections of the federal securities laws and regulations and to seek permanent injunctive relief and appropriate monetary penalties against Telxon. The Division of Enforcement has also indicated that it intends to recommend similar action against one current and two former employees of Telxon. The Commission has given Telxon an indefinite extension to indicate in a written submission why Telxon believes no action should be instituted against it. There has not been an accrual for any fines or penalties under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," because the ultimate outcome of this matter cannot presently be determined and because the amount of any fine or penalty cannot be reasonably estimated.

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

   Identifiable assets are those tangible and intangible assets used in operations in each geographic area. Corporate assets are principally temporary investments and the excess of cost over fair value of net assets acquired.
                              -13-

                              The                    Asia/
                           Americas       EMEA      Pacific   Corporate  Consolidated

Three Months ended
 June 30, 2001:
Sales to unaffiliated
  customers                 $230,868    $ 89,790    $19,552   $      -     $340,210
Transfers between
  geographic areas           166,289           -          -   (166,289)           -

     Total net revenue      $397,157    $ 89,790    $19,552  ($166,289)    $340,210

(Loss) Earnings before
  income taxes              $ 79,330    $ 21,913    $ 7,655  ($207,800)    ($98,902)

Identifiable assets       $1,569,732    $194,645    $36,038   $321,447   $2,121,862

Three Months ended
 June 30, 2000:

Sales to unaffiliated
  customers                 $235,290    $ 84,927    $21,181   $      -     $341,398
Transfers between
  geographic areas           153,766           -          -   (153,766)           -

     Total net revenue      $389,056    $ 84,927    $21,181  ($153,766)    $341,398

Earnings before
  income taxes              $ 80,969    $ 22,178    $ 7,384   ($57,329)    $ 53,202

Identifiable assets         $987,832    $138,085    $23,448   $111,636   $1,261,001

Six Months ended
 June 30, 2001:

Sales to unaffiliated
  customers                 $555,994    $194,468    $39,913   $      -     $790,375
Transfers between
  geographic areas           258,584           -          -   (258,584)           -

     Total net revenue      $814,578    $194,468    $39,913  ($258,584)    $790,375

(Loss) Earnings before
  income taxes              $193,651    $ 47,768    $15,383  ($314,608)    ($57,806)


Six Months ended
 June 30, 2000:

Sales to unaffiliated
  customers                 $450,373    $173,033    $38,003  $       -     $661,409
Transfers between
  geographic areas           233,127           -          -   (233,127)           -

     Total net revenue      $683,500    $173,033    $38,003  ($233,127)    $661,409

Earnings before
  income taxes              $158,481    $ 43,191    $13,313  ($115,113)    $ 99,872





10. In July 2001, the Company announced its plans to reorganize its manufacturing facilities by further shifting volume manufacturing away from its Bohemia, New York facility to lower-cost locations, including its Reynosa, Mexico facility and Far East partners. The Company expects to record a non-recurring pre-tax charge of approximately $50,000 related to this reorganization in the third quarter ended September 30, 2001.

In August 2001, the Company announced that its Board of Directors has adopted a stockholder rights plan. In connection with the adoption of the rights plan, the Board has designated and reserved five hundred thousand shares of Series A Junior Participating Preferred Stock and has declared a dividend of one preferred stock purchase right (the "rights") for each share of the Company's common stock outstanding on September 14, 2001. The rights will continue to be represented by, and trade with, the Company's common stock certificates unless the rights become exercisable. The rights become exercisable (with certain exceptions) only in the event that any person or group acquires beneficial ownership of, or announces a tender or exchange offer for, 15 percent or more of the outstanding shares of the Company's common stock. The rights will expire on August 13, 2011, unless earlier redeemed or exchanged or terminated in accordance with the rights plan.

On August 13, 2001 the Board approved a $.01 per share semi-annual cash dividend payable on October 5, 2001 to shareholders of record on September 14, 2001.

Safe harbor for forward-looking statements under securities litigation act of 1995; certain cautionary statements

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

ITEM 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations
                        (Dollars in thousands)
Results of Operations

      Although net revenue of $790,375 for the six months ended June 30, 2001 increased 19.5 percent over the comparable prior year period, net revenue of $340,210 for the three months ended June 30, 2001 was approximately equal to the comparable prior year period. In comparison to the three months ended March 31, 2001, revenue declined from $450,165. The lower sequential revenue for the three months ended June 30, 2001 versus the three months ended March 31, 2001 is due to a global slowdown in information technology spending. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 2.4 percent and 2.5 percent for the three and six months ended June 30, 2001, respectively. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 2.4 percent and 2.1 percent for the three and six months ended June 30, 2000, respectively.

     Geographically, the Americas revenue decreased 1.9 percent for the three months ended June 30, 2001, but increased 23.5 percent for the six months ended June 30, 2001 as compared to the comparable prior year periods. EMEA revenue increased 5.7 percent and 12.4 percent, respectively, for the three and six months ended June 30, 2001, as compared to the comparable prior year periods. Asia Pacific revenue decreased 7.7 percent for the three months ended June 30, 2001, but increased 5.0 percent for the six months ended June 30, 2001 as compared to the comparable prior year periods. The Americas, EMEA and Asia Pacific revenue represent approximately 68 percent, 26 percent and 6 percent of net revenue, respectively for the three months ended June 30, 2001 and 70 percent, 25 percent and 5 percent of net revenue, respectively for the six months ended June 30, 2001.

     The Company has forecasted revenues of $350,000 and $385,000 for the third and fourth quarters of 2001, respectively. This forecast is principally based on the current levels of backlog for the remainder of the year and the assumption that the booking/shipment ratio for both quarters will be approximately equal to that experienced in the second quarter of 2001. Attainment of this forecast is dependent on many factors, some of which are beyond the Company's control, including those previously enumerated as well as the assumption that at a minimum there is no further deterioration in actual or perceived domestic or international economic conditions.

     Cost of revenue (as a percentage of net revenue) before a non-recurring charge of $110,000 was 61.0 percent and 61.1 percent for the three and six months ended June 30, 2001. This represents an increase from 57.0 percent and 56.8 percent for the comparable prior year periods due to a shift in product mix in the fastest growing proportion of the Company's business to lower margin products versus the historical mix of products, the inclusion of Telxon's generally lower margin products, and the continued unfavorable impact of foreign exchange rate fluctuations on net revenue. Included in cost of revenue for the three and six months ended June 30, 2001 is a $110,000 non-recurring charge recorded in the second quarter of 2001 for a writedown of the Company's radio frequency (RF) infrastructure and systems inventory. The writedown was recorded as a result of lower demand for the Company's current RF products, coupled with technological obsolescence due to planned introductions of new RF infrastructure products and mobile computing appliances.

     In addition, in its continuing effort to rationalize manufacturing and improve its overhead cost structure, the Company expects to record a non-recurring charge of approximately $50,000 in the third quarter of 2001 for costs associated with a reorganization of its manufacturing facilities. The Company plans to further shift volume manufacturing away from its Bohemia, New York facility to lower-cost locations, including its Reynosa, Mexico facility and Far East partners.

     Amortization of software development costs of $4,477 and $8,719 for the three and six months ended June 30, 2001 decreased from $5,799 and $11,328 in the comparable prior year periods due to a decrease in the book value of software development costs resulting from the writeoff of impaired assets in conjunction with the Telxon acquisition. This writeoff occurred in the fourth quarter of 2000.

     Engineering costs for the three and six months ended June 30, 2001 increased to $28,341 and $59,358 from $22,805 and $45,070, respectively, for the comparable prior year periods. This represents an increase of 24.3 percent and 31.7 percent, respectively, from the prior year periods due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products and Telxon products partially offset by a decrease in the amount of capitalized costs incurred for internally developed product software where economic and technological feasibility has been established. As a percentage of net revenue engineering expenses increased to 8.3 percent and 7.5 percent for the three and six months ended June 30, 2001 compared to 6.7 percent and
6.8 percent, respectively, for the comparable prior year periods.

     Selling, general and administrative expenses of $80,684 and $170,946 for the three and six months ended June 30, 2001 increased from $61,512 and $122,819, respectively, for the comparable prior year periods. In absolute dollars, selling, general and administrative expenses increased 31.2 percent and 39.2 percent, respectively, from the prior year periods, and as a percentage of net revenue such expenses increased to 23.7 percent and 21.6 percent for the three and six months ended June 30, 2001 from 18.0 percent and 18.6 percent, respectively, in the comparable prior year periods. The increase resulted from additional expenses due to the Telxon acquisition and additional expenses incurred to support a revenue base that is lower than that originally planned for in 2001.

     In the quarter ended June 30, 2001 the Company recorded a pre-tax charge of approximately $16,000 for probable losses expected to be incurred due to challenges faced by the Company's OEM partners of selling products in the deteriorating capital spending environment.

     Amortization of excess of cost over fair value of net assets acquired of $4,042 and $7,999 for the three and six months ended June 30, 2001, increased from $1,406 and $2,799, respectively, for the comparable prior year periods primarily due to the Telxon acquisition.

     Net interest expense increased to $3,952 and $7,996 for the three and six months ended June 30, 2001 from $2,156 and $3,593 for the comparable prior year periods primarily due to the SAILS exchangeable debt, (refer to Liquidity and Capital Resources for further discussion), and interest on Telxon's convertible subordinated notes and debentures, partially offset by a reduction in interest expense due to annual mandatory repayments of other indebtedness.

     The Company's effective tax benefit for the three and six months ended June 30, 2001 was 39.8 percent and 45.3 percent, respectively. This differs from the statutory rate primarily as a result of a non-recurring charge associated with an inventory writedown.

     In an effort to reduce the impact on earnings from lower revenue growth in 2001, the Company implemented certain cost reduction and cost avoidance initiatives in the second quarter of 2001. These cost benefits are expected to be fully realized beginning in the second half of this year. Based on the aforementioned forecast level of revenue, the Company expects diluted earnings per share, before non-recurring items, to be in the range of $0.15 - $0.20 for the second half of 2001.

Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:
                                        June 30,       December 31,
                                          2001            2000_____

     Working Capital                    $777,299         $620,214

     Current Ratio (Current Assets
      to Current Liabilities)              2.8:1            2.4:1

     Long-Term Debt to Capital             24.0%            20.4%
      (Convertible subordinated notes
       and debentures plus long-term
       debt to convertible subordinated
       notes and debentures plus
       long-term debt plus equity)

     Current assets increased by $120,420 from December 31, 2000 principally due to an increase in inventories and other current assets due to an anticipated increase in operating levels and prepaid and refundable income taxes resulting from a non-recurring charge associated with an inventory writedown, and the tax benefits of stock option exercises.

     Current liabilities decreased $36,665 from December 31, 2000 primarily due to the utilization of accrued restructuring expenses and repayment of the current portion of long-term debt offset by an increase in accounts payable and accrued expenses.

     The aforementioned activity resulted in a working capital increase of $157,085 for the six months ended June 30, 2001. The
Company's current ratio at June 30, 2001 increased to 2.8:1 compared with 2.4:1 as of December 31, 2000.

     The Company used $48,935 in operating activities for the three months ended June 30, 2001, but experienced an increase in cash of $682 for the period. The positive cash flow provided by the net issuance of notes payable and long term debt and cash flow generated from the exercise of stock options and warrants was partially offset by cash used in operations, investing activities and the repurchase of 479,584 (stock split effected) shares of the Company's common stock. In May 2001, the Board of Directors approved a three year extension to the Company's stock repurchase program. The program now authorizes the Company to repurchase up to six million shares of the Company's common stock.

     Property, plant and equipment expenditures for the six months ended June 30, 2001 totaled $54,215 compared to $42,889 for the six months ended June 30, 2000. During the fourth quarter of 2000 the Company substantially completed construction of a 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. In February 2001, the Company began a 150,000 square foot expansion of this facility. The total cost for this project is estimated to be $7,000 and is scheduled to be completed during 2002. Additionally, in February 2001, the Company began construction of a new 320,000 square foot distribution center and data center in McAllen, Texas. The total cost for this project is estimated to be $31,000 and is scheduled to be completed by the first quarter of 2002. The Company continues to make capital investments in major systems and network conversions but does not have any other material commitments for capital expenditures.

     The Company's long-term debt to capital ratio increased to 24.0 percent at June 30, 2001 from 20.4 percent at December 31, 2000 primarily due to the SAILS exchangeable debt transaction completed in January 2001, the decrease in equity due to the net loss and the repurchase of treasury shares, partially offset by net repayments under the Company's revolving credit facility, and the increase in equity due to stock option exercises.

     The Company maintains a revolving credit facility with a syndicate of U.S. and international banks of $350 million for which the terms extend to 2004. As of June 30, 2001 the Company had outstanding borrowings of $117,922 under this facility, as compared to $187,329 outstanding at December 31, 2000.

     The Company has loan agreements with various banks pursuant to which, the banks have agreed to provide lines of credit totaling
$95,000. As of June 30, 2001 the Company has $4,080 outstanding under these lines. These agreements continue until such time as either party terminates the agreements.

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

On May 1, 2001, the Company filed an answer and counterclaim in response to Proxim's suit. The Company has responded by asserting its belief that Proxim's asserted patents are invalid and not infringed by any of the Company's products. In addition, the Company has asserted its belief that Proxim's claims are barred under principles of equity, estoppel and laches. The Company has also filed counterclaims against Proxim, asserting that Proxim's RF product offerings infringe four of the Company's patents relating to wireless LAN technology. The Company has requested the Court grant an unspecified amount of damages as well as a permanent injunction against Proxim's sale of its wireless LAN product offerings. The Company has also filed a motion to disqualify Howrey, Simon, Arnold & White, LLP, one of the primary law firms representing Proxim in the Delaware action, because of its past associations with, and representation of, the Company.

On May 14, 2001, the Company announced that an agreement had been reached with Intersil Corporation, a supplier of key wireless LAN chips to the Company. Under this agreement, Intersil will indemnify and defend the Company against Proxim's infringement suit.
                                  -21-



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

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying, superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal. The Company believes the Federal Circuit will hear oral argument on the motion later in 2001.

On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. On August 8, 2000, the Lemelson Partnership filed a motion seeking an extension of approximately ten weeks in which to file an answer to this motion. On August 31, 2000, the Court granted the Lemelson Partnership's motion for such an extension. On October 25, 2000, the Lemelson Partnership filed a combined opposition to the motion of the Auto ID companies for partial summary judgment and its own cross-motion for partial summary judgment that many of the claims of the Lemelson Partnership's patents satisfy the written description requirement. On January 8, 2001, the Auto ID companies filed a combined reply in support of their partial summary judgment motion and opposition to the Lemelson Partnership's partial summary judgment cross-motion. On June 15, 2001, the District Court heard oral arguments on this motion. On July 12, 2001, the District Court denied both the Auto ID companies' motion and Lemelson's cross-motion. In doing so, the Court did not rule on the merits of the matters raised in the motions, but instead held that there remain triable issues of material fact that preclude granting summary judgment in favor of either party.

On May 14, 2001, the Auto ID companies filed another motion for summary judgment arguing that Lemelson's patents at issue are unenforceable because of Lemelson's inequitable conduct before the U.S. Patent and Trademark Office. On June 19, 2001, the Lemelson Partnership filed a combined opposition to the motion of the Auto

ID companies for summary judgment and its own cross-motion for partial summary judgment that no such inequitable conduct occurred. On July 10, 2001, the Auto ID companies filed a combined reply in support of their summary judgment motion and opposition to the Lemelson Partnership's partial summary judgment cross-motion. The Company believes oral arguments on the motion will be heard later in 2001.

On July 25, 2001 the Court entered an order setting a schedule that culminates with a trial currently scheduled for August 2002. Under this timetable, the Auto ID companies' arguments relating to invalidity, unenforceability and/or non-infringement of the so-called bar code patents will be briefed by motion at the appropriate time, or at trial.

On August 1, 2001, the Auto ID companies filed another motion for partial summary judgment arguing that the Lemelson Partnership is not entitled, as a matter of law, to rely on a now-abandoned Lemelson patent application filed in 1954 to provide a filing date or disclosure for the claims of the patents-in-suit. If the Court grants this motion, the issues in the case will be significantly simplified because the parties and the Court will not need to further consider the 1954 patent application, which is entirely different from the common specification of all the patents-in-suit. The Company believes that briefing will be completed and oral argument will be heard for this motion by the end of 2001.

From December 1998 through March 1999, a total of 27 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of Telxon on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period from May 21, 1996 through February 23, 1999 or various portions thereof, alleging claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to Telxon's financial performance and prospects and an alleged violation of generally accepted accounting principles by improperly recognizing revenues. The named defendants are Telxon, its former President and Chief Executive Officer, Frank E. Brick, and its former Senior Vice President and Chief Financial Officer, Kenneth W. Haver. The actions were referred to a single judge. On February 9, 1999, the plaintiffs filed a motion to consolidate all of the actions and the Court heard motions on naming class representatives and lead class counsel on April 26, 1999.

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

On November 8, 1999, the defendants jointly moved to dismiss the amended complaint, which was denied on September 29, 2000. Following the denial, the parties filed a proposed joint case schedule, discovery commenced, and the parties each filed their initial disclosures. On October 30, 2000, defendants filed their answer to the plaintiffs' amended complaint as well as a motion for reconsideration or to certify the order denying the motion to dismiss for interlocutory appeal and request for oral argument, and a memorandum of points and authorities in support of that motion. On November 14, 2000, plaintiffs filed a memorandum in opposition of defendants' motion. This motion was denied on January 19, 2001. On November 1, 2000, defendants filed a motion for application of the Amended Federal Rules of Civil Procedure to the case, and on November 16, 2000, the Court granted this motion in part and held that the Court will apply the new rules of evidence and new rules of civil procedure except to the extent those rules effectuate changes to Rule 26 of the Federal Rules for Civil Procedure. Discovery is in its preliminary stages.

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

On April 30, 2001, the Court granted Telxon's motion to file and serve its third-party complaint against PWC. The Court reserved judgment on Telxon's request to have the Complaint deemed filed instanter on the date of Telxon's motion for leave to file the same - February 20, 2001. Pursuant to the Court's request the parties have submitted briefs on the issue of Telxon's motion for leave to file and serve the third-party complaint instanter.

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

By letter dated March 9, 2001, the Division of Enforcement of the Commission informed Telxon that it had made a preliminary determination to recommend that the Commission initiate an action against Telxon for violation of various sections of the federal securities laws and regulations and to seek permanent injunctive relief and appropriate monetary penalties against Telxon.
The Division of Enforcement has also indicated that it intends to recommend similar action against one current and two former employees of Telxon. The Commission has given Telxon an indefinite extension to indicate in a written submission why Telxon believes no action should be instituted against it. There has not been an accrual for any fines or penalties under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," because the ultimate outcome of this matter cannot presently be determined and because the amount of any fine or penalty cannot be reasonably estimated.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 21,
2001. At the meeting eight directors nominated by the Company were elected. The votes cast on a pre-stock split basis for each nominee were as follows:

                                        For          Against_
          George Bugliarello        125,881,363     1,381,125
          Leo A. Guthart            125,893,692     1,368,796
          Harvey P. Mallement       125,617,816     1,644,672
          Raymond R. Martino        125,629,658     1,632,830
          Tomo Razmilovic           125,629,142     1,633,346
          James Simons              125,897,809     1,364,679
          Jerome Swartz             113,886,770    13,375,718
          Charles B. Wang           125,843,134     1,419,354

The shareholders also approved proposals to (i) amend the Certificate of Incorporation, (ii) amend the 1997 Employee Stock
Option Plan and (iii) ratify the appointment of Deloitte & Touche

LLP as auditors for fiscal 2001. The number of shares voted for, voted against or abstained from voting upon, each proposal was as follows:

                                        For          Against      Abstain_
Proposal to amend the Certificate
of Incorporation                   124,485,849     2,219,359     557,280

Proposal to amend the 1997
Employee Stock Option Plan         101,960,287    24,567,644     734,557

Proposal to ratify the appointment
of Deloitte & Touche LLP as
auditors for Fiscal 2001           126,279,463       465,038     517,987

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.




Dated:  August 13, 2001        By:    /s/ Tomo Razmilovic________

                                   Tomo Razmilovic, President and
                                   Chief Executive Officer




Dated:  August 13, 2001        By:    /s/ Kenneth V. Jaeggi

                                   Kenneth V. Jaeggi
                                   Senior Vice President -
                                   Chief Financial Officer