Form 10-Q
period 2001-09-30
SYMBOL TECHNOLOGIES INC
filed 2001-11-02
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2001

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


   Class                      Outstanding at September 30, 2001
Common Stock,                      228,384,605 shares
par value $0.01








            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                        INDEX TO FORM 10-Q


                                                            PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

     Condensed Consolidated Balance Sheets at
     September 30, 2001 and December 31, 2000                 2

     Condensed Consolidated Statements of Operations
     Three and Nine Months Ended September 30, 2001
     and 2000                                                 3

     Condensed Consolidated Statements of Cash Flows
     Three and Nine Months Ended September 30, 2001
     and 2000                                                 4

     Notes to Condensed Consolidated Financial
     Statements                                               6

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations           18


ITEM 3.

     Quantitative and Qualitative Disclosures about
     Market Risk                                             23

PART II.  OTHER INFORMATION

ITEM 1.

     Legal Proceedings                                       24

ITEM 6.

     Exhibits and Reports on Form 8-K                        30

SIGNATURES                                                   31



                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (All amounts in thousands, except stock par value)
                                                   September 30, December 31,
      ASSETS                                           2001         2000____
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                     $109,776      $63,411
  Accounts receivable, less allowance for doubtful
   accounts of $30,881 and $31,275, respectively      325,561      453,906
  Inventories                                         311,605      285,413
  Deferred income taxes                               204,462      197,019
  Prepaid and refundable income taxes                  75,601            -
  Other current assets                                 98,274       78,503

      TOTAL CURRENT ASSETS                          1,125,279    1,078,252

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $143,298 and
  $151,953, respectively                              232,075      234,467
INVESTMENT IN MARKETABLE SECURITIES                    52,630      263,305
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $191,052 and $163,056,
  respectively                                        528,317      517,175
                                                   $1,938,301   $2,093,199
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $297,872     $325,670
  Current portion of long-term debt                     6,564       23,025
  Income taxes payable                                      -        6,629
  Deferred revenue                                     38,580       30,227
  Accrued restructuring expenses                       27,172       72,487

      TOTAL CURRENT LIABILITIES                       370,188      458,038

CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES          87,048      106,913
LONG-TERM DEBT, less current maturities               195,425      201,144
OTHER LIABILITIES AND DEFERRED REVENUE                124,063      125,408

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding              -            -
  Series A Junior Participating preferred stock,
     par value $1.00; authorized 500 shares, none
     issued or outstanding                                  -            -
  Common stock, par value $0.01; authorized
     600,000 shares; issued 252,917 shares and
     164,863 shares, respectively                       2,529        1,649
  Retained earnings                                   336,999      408,098
  Treasury stock, at cost, 24,532 shares
   and 15,439 shares, respectively                   (217,959)    (185,599)
  Other stockholders' equity                        1,040,008      977,548
                                                    1,161,577    1,201,696
                                                   $1,938,301   $2,093,199
           See notes to condensed consolidated financial statements
                                      -2-





SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (All amounts in thousands, except per share data)
                                 (Unaudited)
                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,__
                                    2001        2000      2001       2000__

NET REVENUE                       $331,191   $373,249 $1,121,566 $1,034,658
COST OF REVENUE                    253,551    212,600    846,714    588,528
AMORTIZATION OF SOFTWARE
 DEVELOPMENT COSTS                   4,607      6,602     13,326     17,930

GROSS PROFIT                        73,033    154,047    261,526    428,200

OPERATING EXPENSES:
 Engineering                        28,108     24,832     87,466     69,902
 Selling, general and
  administrative                    78,133     64,770    249,079    187,589
 Amortization of excess
  of cost over fair value
  of net assets acquired             4,124      1,397     12,123      4,196

                                   110,365     90,999    348,668    261,687

(LOSS)/EARNINGS FROM OPERATIONS    (37,332)    63,048    (87,142)   166,513

INTEREST EXPENSE, net               (4,947)    (3,562)   (12,943)    (7,155)

(LOSS)/EARNINGS BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEM     (42,279)    59,486   (100,085)   159,358

(BENEFIT FROM)/PROVISION FOR
  INCOME TAXES                      (5,773)    19,036    (31,971)    50,995

(LOSS)/EARNINGS BEFORE
  EXTRAORDINARY ITEM               (36,506)    40,450    (68,114)   108,363

EXTRAORDINARY GAIN ON REPURCHASE
  OF CONVERTIBLE NOTES, NET
  OF $383 IN INCOME TAXES              813          -        813          -

NET (LOSS)/ EARNINGS              ($35,693)   $40,450   ($67,301)  $108,363

BASIC (LOSS)/EARNINGS PER SHARE:
  (Loss)/earnings before
     extraordinary item             ($0.16)    $ 0.20     ($0.30)    $ 0.53
  Extraordinary gain on repurchase
    of convertible notes                 -          -          -          -
  Net (loss)/earnings               ($0.16)    $ 0.20     ($0.30)    $ 0.53

DILUTED (LOSS)/EARNINGS PER SHARE:
  (Loss) earnings before
     extraordinary item             ($0.16)    $ 0.18     ($0.30)    $ 0.49
  Extraordinary gain on repurchase
    of convertible notes                 -          -          -          -
  Net (loss)/earnings               ($0.16)    $ 0.18     ($0.30)    $ 0.49

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING:
  Basic                             228,372   206,312    226,983    204,635
  Diluted                           228,372   220,361    226,983    220,322

          See notes to condensed consolidated financial statements
                                     -3-


SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All amounts in thousands)
                                (Unaudited)
                                             Three Months Ended September 30,
                                                   2001            2000____
Cash flows from operating activities:
 Net (loss)/earnings                             ($35,693)       $40,450
 Adjustments to reconcile net (loss)/earnings
  to net cash provided by/(used in) operating
   activities:
 Depreciation and amortization of property,
   plant and equipment                             12,756         11,993
 Other amortization                                11,025          8,673
 Provision for losses on accounts receivable        1,231            854
 Tax benefit on exercise of stock
  options and warrants                              4,945          5,960
 Gain on repurchase of convertible notes,
  net of tax                                         (813)             -
 Non cash restructuring and impairment charges     51,662              -
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                             118,963        (70,433)
  Inventories                                      10,122        (21,597)
  Other current assets                             (6,233)          (991)
  Accounts payable and accrued expenses           (50,134)        19,165
  Income taxes payable                             (8,634)        (3,615)
  Accrued restructuring expenses                   (9,640)             -
  Other liabilities and deferred revenue             (354)        (1,224)
Net cash provided by/(used in)
  operating activities                             99,203        (10,765)

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                      (20,228)       (21,818)
  Investments in intangible and other assets      (11,779)        (2,375)
Net cash used in investing activities             (32,007)       (24,193)

Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of notes payable and long-term debt             (6,473)        50,644
  Repurchase of convertible notes                 (18,669)             -
  Exercise of stock options and warrants              790          5,786
  Dividends paid                                   (2,288)        (1,377)
  Purchase of treasury shares                      (5,163)        (8,063)
Net cash (used in)/provided by financing
  activities                                      (31,803)        46,990
Effects of exchange rate changes on cash            3,050         (1,317)
Net increase in cash and temporary
  investments                                      38,443         10,715
Cash and temporary investments, beginning
 of period                                         71,333         39,553
Cash and temporary investments, end of
 period                                          $109,776        $50,268
Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                        $ 5,885        $ 3,325
  Income taxes                                    $   847        $ 8,503
          See notes to condensed consolidated financial statements
                                    -4-


                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                 (Unaudited)
                                         Nine Months Ended September 30,
                                                  2001           2000 __
Cash flows from operating activities:
 Net (loss)/ earnings                           ($67,301)      $108,363
 Adjustments to reconcile net (loss)/ earnings
  to net cash provided by/(used in) operating
   activities:
  Depreciation and amortization of property,
   plant and equipment                            39,602         35,461
  Other amortization                              30,653         24,176
  Provision for losses on accounts receivable      2,853          2,022
  Writedown due to probable losses from customers 16,000              -
  Provision for inventory writedown              110,000              -
  Tax benefit on exercise of stock options
   and warrants                                   43,045         52,758
  Gain on repurchase of convertible notes,
   net of tax                                       (813)             -
  Non cash restructuring and impairment charges   51,662              -
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                            107,599       (120,111)
  Inventories                                   (149,825)       (90,118)
  Other current assets                           (13,855)       (36,530)
  Accounts payable and accrued expenses          (28,139)        (1,992)
  Income taxes payable                           (82,230)       (30,021)
  Accrued restructuring expenses                 (56,823)             -
  Other liabilities and deferred revenue           7,007         (8,133)
Net cash provided by/(used in)
  operating activities                             9,435        (64,125)

Cash flows from investing activities:
  Proceeds from termination of
   collar arrangement                             88,046              -
  Purchases of property, plant and
   equipment                                     (74,443)       (64,707)
  Investments in intangible and other assets     (31,607)       (40,855)
Net cash used in investing activities            (18,004)      (105,562)

Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of notes payable and long-term debt            79,253        110,019
  Repurchase of convertible notes                (18,669)             -
  Exercise of stock options and warrants          31,339         27,393
  Dividends paid                                  (3,798)        (2,742)
  Purchase of treasury shares                    (32,360)       (42,500)
  Reissuance of treasury shares                        -        100,000
Net cash provided by financing activities         55,765        192,170
Effects of exchange rate changes on cash            (831)        (2,343)
Net increase in cash and
 temporary investments                            46,365         20,140
Cash and temporary investments, beginning
  of period                                       63,411         30,128
Cash and temporary investments, end of
  period                                        $109,776        $50,268
Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
   Interest                                      $13,656        $ 6,854
   Income taxes                                  $ 7,569        $23,429

          See notes to condensed consolidated financial statements
                                    -5-


                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS
           (All dollar amounts in thousands, except per share data)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of September 30, 2001, and the results of its operations and its cash flows for the three and nine months ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior consolidated financial statements to conform with current presentations.

2. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

3. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period.
   For the three and nine months ended September 30, 2001, stock options and warrants outstanding and the effect of convertible subordinated notes and debentures have not been included in the net loss per share calculation since their effect would be antidilutive. For the three and nine months ended September 30, 2000, diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

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

   Telxon's convertible notes and debentures are convertible into the Company's common stock. As a result of the stock split, the conversion price for Telxon's 5.75 percent convertible notes changed from $55 per common share to $36.67 per common share and the conversion price for Telxon's 7.50 percent convertible debentures changed from $53.50 per common share to $35.67 per common share.

In August 2001, the Company announced that its Board of Directors adopted a stockholder rights plan. In connection with the adoption of the rights plan, the Board has designated and reserved five hundred thousand shares of Series A Junior Participating preferred stock and has declared a dividend of one preferred stock purchase right (the "rights") for each share of the Company's common stock outstanding on September 14, 2001.
The rights will continue to be represented by, and trade with, the Company's common stock certificates, unless the rights become exercisable. The rights become exercisable (with certain exceptions) only in the event that any person or group acquires beneficial ownership of, or announces a tender or exchange offer for, 15 percent or more of the outstanding shares of the Company's common stock. The rights will expire on August 13, 2011, unless earlier redeemed or exchanged or terminated in accordance with the rights plan.

On August 13, 2001 the Board approved a $.01 per share semi-annual cash dividend payable on October 5, 2001 to shareholders of record on September 14, 2001.

4. Classification of inventories is:

                          September 30, 2001  December 31, 2000
                              (Unaudited)

   Raw materials               $188,485          $175,462
   Work-in-process               14,397            25,106
   Finished goods               108,723            84,845
                               $311,605          $285,413

5. The Company's total comprehensive (loss) earnings were as follows:

                           Three Months Ended   Nine Months Ended
                                 September 30,        September 30,_
                                 (Unaudited)          (Unaudited)
                               2001       2000       2001     2000 _
Net (loss) earnings         ($35,693)  $ 40,450   ($67,301) $108,363
 Other comprehensive
  (losses) earnings, net
   of tax:
   Change in equity due to
    foreign currency
    translation adjustments    4,246     (5,503)    (3,589)  (10,162)
   Change in equity due to
    unrealized gains (losses)
    on marketable securities  (3,789)    (1,965)   (10,508)   (8,035)
Comprehensive (loss)
   earnings                 ($35,236)  $ 32,982   ($81,398) $ 90,166

6. In September 2001, at the option of the holders, the Company repurchased $19,865 of Telxon's 5.75 percent convertible subordinated notes for $18,669 in cash, resulting in an extraordinary gain of $813 (net of income tax expense of $383).
Borrowings from the Company's line of credit were used to finance the repurchase.

7. a.) In September 2001, the Company's management approved and adopted a formal plan of restructuring related to the reorganization of its manufacturing facilities. The plan includes a further shift of volume manufacturing away from its Bohemia, New York facility to lower cost locations, primarily its Reynosa, Mexico facility and Far East contract manufacturing partners. In connection with this reorganization, the Company's operating results for the three and nine months ended September 30, 2001 include a $59,662 charge for restructuring and impairment. This restructuring charge, which was recorded as a component of cost of revenue, includes workforce reduction and asset impairment costs. The gross provision of $62,662 related to the September 2001 restructuring was partially offset by the reversal of $3,000 of unutilized restructuring reserves remaining from the Company's prior year accrual (see Note 7b.), resulting in a net charge of $59,662 for the three and nine months ended September 30, 2001. The Company's current reorganization plan is expected to be substantially completed by June 30, 2002. As part of this plan, the Company recorded a severance charge of $11,000 related to the termination of approximately 375 employees, primarily manufacturing associates. As of September 30, 2001, no employees had been terminated. Details of the restructuring charges as of September 30, 2001 are as follows:

                                                 September 30, 2001
                            Provision  Utilized        Accrual_____
   Workforce reductions     $11,000    $     -        $11,000
   Impaired fixed asset
     and other writeoffs     51,662     45,204          6,458
                            $62,662    $45,204        $17,458
                                  -9-


   b.) In December 2000, the Company's management approved and adopted a formal plan of restructuring as a result of the acquisition of Telxon in November 2000. In connection with this acquisition, the Company accrued for restructuring, impairment and integration related charges at December 1, 2000. The accrual represented costs anticipated for workforce reductions, asset impairments and lease terminations. The Company's exit plan, which focused on the consolidation of manufacturing operations, including plant closings and elimination of redundant activities, was substantially completed by June 30, 2001. The remaining payments related to the restructuring plan relate to ongoing lease commitments. The amount accrued for workforce reductions related to the termination of 1,251 employees, primarily in manufacturing, management, sales and administrative support. As of June 30, 2001, all of these employees had been terminated. Details of the remaining unutilized restructuring expenses at September 30, 2001 are as follows:

                        December 31, Reversal of         September 30,
                        2000 Accrual Provision  Utilized 2001 Accrual_
  Workforce reductions    $44,158    $3,000     $41,158    $    -
  Impaired fixed asset
    and other writeoffs     7,899         -       7,743       156
  Lease cancellation costs 20,430         -      10,872     9,558
                          $72,487    $3,000     $59,773    $9,714

As a result of the restructuring plans described above, the Company has a balance of $27,172 in accrued restructuring expenses as of September 30, 2001.

8. In January 2001, the Company entered into a private Manditorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") arrangement with a highly rated financial institution. The securities which underlie the SAILS contract represent the Company's investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. These securities have a seven-year maturity and pay a cash coupon of 3.625 percent.
The SAILS contain an embedded equity collar, which effectively manages a large portion of the Company's exposure to fluctuations in the fair value of its holdings in Cisco common stock. At maturity, the SAILS will be exchangeable for shares of Cisco common stock, or at the Company's option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar agreement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under its revolving credit facility. The Company accounts for the embedded equity collar as a derivative financial instrument in accordance with the requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities." The change in fair value of this derivative between reporting dates is recognized through earnings. The derivative has been reclassified and combined with the debt instrument in long-term debt as of September 30, 2001 in an appropriate
                                  -10-


presentation of the Company's overall future cash outflows for that debt instrument under Financial Accounting Standards Board Interpretation No. 39 "Offsetting of Amounts Related to Certain Contracts" for the legal right of offset for accounting purposes.

9. The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

On May 1, 2001, the Company filed an answer and counterclaim in response to Proxim's suit. The Company has responded by asserting its belief that Proxim's asserted patents are invalid and not infringed by any of the Company's products. In addition, the Company has asserted its belief that Proxim's claims are barred under principles of equity, estoppel and laches. The Company has also filed counterclaims against Proxim, asserting that Proxim's RF product offerings infringe four of the Company's patents relating to wireless LAN technology. The Company has requested the Court grant an unspecified amount of damages as well as a permanent injunction against Proxim's sale of its wireless LAN product offerings. The Company has also filed a motion to disqualify Howrey, Simon, Arnold & White, LLP, one of the primary law firms representing Proxim in the Delaware action, because of its past associations with, and representation of, the Company. Oral argument on this motion was heard by the Court on September 6, 2001.

On May 14, 2001, the Company announced that an agreement had been reached with Intersil Corporation, a supplier of key wireless LAN chips to the Company. Under this agreement, Intersil will indemnify and defend the Company against Proxim's infringement suit.

On July 21, 1999, the Company and six other leading members of the Automatic Identification and Data Capture industry jointly initiated a litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit, which is entitled Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnership, was
                                  -11-


commenced in the U.S. District Court, District of Nevada in Reno, Nevada, but was subsequently transferred to the Court in Las Vegas, Nevada. In the litigation, the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed. The Company has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne by the other Auto ID companies.

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

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for
                                  -12-


the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal. The Federal Circuit Court heard oral arguments on this appeal on October 4, 2001.

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

On May 14, 2001, the Auto ID companies filed another motion for summary judgment arguing that Lemelson's patents at issue are unenforceable because of Lemelson's inequitable conduct before the U.S. Patent and Trademark Office. On June 19, 2001, the Lemelson Partnership filed a combined opposition to the motion of the Auto ID companies for summary judgment and its own cross-motion for partial summary judgment that no such inequitable conduct occurred. Oral argument on the motions is currently scheduled to be heard on November 9, 2001.

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

By letter dated March 9, 2001, the Division of Enforcement of the Commission informed Telxon that it had made a preliminary determination to recommend that the Commission initiate an action against Telxon for violation of various sections of the federal securities laws and regulations and to seek permanent injunctive relief and appropriate monetary penalties against Telxon. The Division of Enforcement has also indicated that it intends to recommend similar action against three former employees of Telxon. The Commission has given Telxon an indefinite extension to indicate in a written submission why Telxon believes no action should be instituted against it. There has not been an accrual for any fines or penalties under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," because the ultimate outcome of this matter cannot presently be determined and because the amount of any fine or penalty cannot be reasonably estimated.

10. The Company manages its business on a geographic basis. The Company's reportable business segment has been aggregated into three geographic segments, The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia).

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























                              The                    Asia/
                           Americas       EMEA      Pacific   Corporate  Consolidated

Three Months ended
 September 30, 2001:
Sales to unaffiliated
  customers                 $219,252     $91,388    $20,551   $      -     $331,191
Transfers between
  geographic areas            72,430           -          -    (72,430)           -

     Total net revenue      $291,682     $91,388    $20,551   ($72,430)    $331,191

(Loss)/Earnings before
  income taxes and
  extraordinary item         $71,562     $21,452     $8,058  ($143,351)    ($42,279)

Identifiable assets       $1,374,816    $191,932    $40,084   $331,469   $1,938,301

Three Months ended
 September 30, 2000:

Sales to unaffiliated
  customers                 $263,259    $ 89,749    $20,241   $      -     $373,249
Transfers between
  geographic areas            74,341           -          -   ( 74,341)           -

     Total net revenue      $337,600    $ 89,749    $20,241   ($74,341)    $373,249

Earnings before
  income taxes               $96,094     $23,661     $7,521   ($67,790)     $59,486

Identifiable assets       $1,085,705    $143,965    $24,459   $103,783   $1,357,912

Nine Months ended
 September 30, 2001:

Sales to unaffiliated
  customers                 $775,246    $285,856    $60,464   $      -   $1,121,566
Transfers between
  geographic areas           238,719           -          -   (238,719)           -

     Total net revenue    $1,013,965    $285,856    $60,464  ($238,719)  $1,121,566

(Loss)/Earnings before
  income taxes and
  extraordinary item        $265,213    $ 69,220    $23,441  ($457,959)   ($100,085)


Nine Months ended
 September 30, 2000:

Sales to unaffiliated
  customers                 $713,632    $262,782    $58,244  $       -   $1,034,658
Transfers between
  geographic areas           228,107           -          -   (228,107)           -

     Total net revenue      $941,739    $262,782    $58,244  ($228,107)  $1,034,658

Earnings before
  income taxes              $254,575    $ 66,852    $20,834  ($182,903)    $159,358


1026:





Safe harbor for forward-looking statements under securities litigation act of 1995; certain cautionary statements

This report contains forward-looking statements based on current expectations, forecasts and assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. These risks and uncertainties include price and product competition, dependence on new product development, reliance on major customers, customer demand for the Company's products and services, control of costs and expenses, international growth, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations as well as the effect of the current international political situation, which is impossible to predict. For a further list and description of such risks and uncertainties, see the reports filed by the Company with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



































ITEM 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations
         (All dollar amounts in thousands, except per share data)
Results of Operations

      Although net revenue of $1,121,566 for the nine months ended September 30, 2001 increased 8.4 percent over the comparable prior year period, net revenue of $331,191 for the three months ended September 30, 2001 declined 11.3 percent from the comparable prior year period. Net revenue for the three months ended March 31, 2001 and June 30, 2001 was $450,165 and $340,210, respectively. The lower sequential revenue for the three months ended September 30, 2001 versus the prior two quarters is due to a global slowdown in information technology spending and the logistics disruption caused by the September 11, 2001 terrorist attacks. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 2.1 percent and 2.3 percent for the three and nine months ended September 30, 2001, respectively. Foreign exchange rate fluctuations unfavorably impacted net revenue by approximately 2.4 percent and 2.2 percent for the three and nine months ended September 30, 2000, respectively.

     Geographically, the Americas revenue decreased 16.7 percent for the three months ended September 30, 2001, but increased 8.6 percent for the nine months ended September 30, 2001 as compared to the comparable prior year periods. EMEA revenue increased 1.8 percent and
8.8 percent, respectively, for the three and nine months ended September 30, 2001, as compared to the comparable prior year periods. Asia Pacific revenue increased 1.5 percent and 3.8 percent, respectively, for the three and nine months ended September 30, 2001, as compared to the comparable prior year periods. The Americas, EMEA and Asia Pacific revenue represent approximately 66 percent, 28 percent and 6 percent of net revenue, respectively for the three months ended September 30, 2001 and 69 percent, 26 percent and 5 percent of net revenue, respectively for the nine months ended September 30, 2001.

     The Company has forecasted revenue to be in the range of $330,000 to $360,000 for the fourth quarter of 2001. This forecast is principally based on the current levels of backlog for the remainder of the year and the assumption that the booking/shipment ratio for this quarter will be approximately equal to that experienced in the third quarter of 2001. Attainment of this forecast is dependent on many factors, some of which are beyond the Company's control, including those previously enumerated as well as the assumption that at a minimum there is no further deterioration in actual or perceived domestic or international economic conditions or increased adverse impact due to the volatile international political situation.

     Cost of revenue (as a percentage of net revenue) before non-recurring charges was 58.5 percent and 60.4 percent for the three and nine months ended September 30, 2001. This represents an increase from 57.0 percent and 56.9 percent for the comparable prior year periods due to a shift in product mix in the fastest growing proportion of the Company's business to lower margin products versus
                                    -18-


the historical mix of products, the inclusion of Telxon's generally lower margin products, and the continued unfavorable impact of foreign exchange rate fluctuations on net revenue. Included in cost of revenue for the three and nine months ended September 30, 2001 is a $59,662 non-recurring charge recorded in the third quarter of 2001 relating to the reorganization of the Company's manufacturing facilities. Management's current plan is to further shift volume manufacturing away from its Bohemia, New York facility to lower cost locations, primarily its Reynosa, Mexico facility and Far East contract manufacturing partners. Included in cost of revenue for the nine months ended September 30, 2001 is a $110,000 non-recurring charge recorded in the second quarter of 2001 for a writedown of the Company's radio frequency (RF) infrastructure and systems inventory. The writedown was recorded as a result of lower demand for the Company's current RF products, coupled with technological obsolescence due to planned introductions of new RF infrastructure products and mobile computing appliances.

     Amortization of software development costs of $4,607 and $13,326 for the three and nine months ended September 30, 2001 decreased from $6,602 and $17,930, respectively, in the comparable prior year periods due to a decrease in the book value of software development costs resulting from the writeoff of impaired assets in the fourth quarter of 2000 in conjunction with the Telxon acquisition and the writeoff in the third quarter of 2001 related to the reorganization of the Company's manufacturing facilities.

     Engineering costs for the three and nine months ended September 30, 2001 increased to $28,108 and $87,466 from $24,832 and $69,902, respectively, for the comparable prior year periods. This represents an increase of 13.2 percent and 25.1 percent, respectively, from the prior year periods due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products and Telxon products as well as a decrease in the amount of capitalized costs incurred for internally developed product software where economic and technological feasibility has been established. As a percentage of net revenue engineering expenses increased to 8.5 percent and 7.8 percent for the three and nine months ended September 30, 2001 compared to 6.7 percent and 6.8 percent, respectively, for the comparable prior year periods due to lower revenue levels as well as increased expenditures.

     Selling, general and administrative expenses of $78,133 and $249,079 for the three and nine months ended September 30, 2001 increased from $64,770 and $187,589, respectively, for the comparable prior year periods. In absolute dollars, selling, general and administrative expenses increased 20.6 percent and 32.8 percent, respectively, from the prior year periods. The increase resulted from additional expenses due to the Telxon acquisition and additional expenses incurred to support a revenue base that is lower than that originally planned for in 2001. As a percentage of net revenue, such expenses increased to 23.6 percent and 22.2 percent for the three and nine months ended September 30, 2001 from 17.4 percent and 18.1 percent, respectively, in the comparable prior year periods due to lower revenues as well as increased expenditures.
                                    -19-


     Included in the results for the nine months ended September 30, 2001 is a pre-tax charge of approximately $16,000 recorded in the second quarter of 2001 for probable losses expected to be incurred due to challenges faced by the Company's OEM partners of selling products in the deteriorating capital spending environment.

     Amortization of excess of cost over fair value of net assets acquired of $4,124 and $12,123 for the three and nine months ended September 30, 2001, increased from $1,397 and $4,196, respectively, for the comparable prior year periods primarily due to the Telxon acquisition.

     Net interest expense increased to $4,947 and $12,943 for the three and nine months ended September 30, 2001 from $3,562 and $7,155 for the comparable prior year periods primarily due to the SAILS exchangeable debt, (refer to Liquidity and Capital Resources for further discussion), and interest on Telxon's convertible subordinated notes and debentures, partially offset by a reduction in interest expense due to annual mandatory repayments of other indebtedness and the repurchase of certain of its 5.75 percent convertible subordinated notes, discussed below.

     The Company's effective tax benefit for the three and nine months ended September 30, 2001 was 13.7 percent and 31.9 percent, respectively. This differs from the statutory rate primarily as a result of non-recurring charges associated with the reorganization of the Company's manufacturing facilities and an inventory writedown.

     In September 2001, the Company repurchased $19,865 of Telxon's
5.75 percent convertible subordinated notes for $18,669 in cash. This resulted in an extraordinary gain of $813, net of income taxes of $383, for the three and nine months ended September 30, 2001.

     Based on the aforementioned forecast level of revenue, the Company expects diluted earnings per share to be in the range of $0.05-$0.08 for the fourth quarter of 2001.

Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:
                                       September 30,     December 31,
                                          2001 _____        2000_____

     Working Capital                    $755,091         $620,214

     Current Ratio (Current Assets
      to Current Liabilities)              3.0:1            2.4:1

     Long-Term Debt to Capital             19.6%            20.4%
      (Convertible subordinated notes
       and debentures plus long-term
       debt to convertible subordinated
       notes and debentures plus
       long-term debt plus equity)

     Current assets increased by $47,027 from December 31, 2000 principally due to an increase in cash due to increased collection of accounts receivable and proceeds from the SAILS exchangeable debt transaction, prepaid and refundable income taxes resulting from non-recurring charges associated with an inventory writedown and the reorganization of the Company's manufacturing facilities and the tax benefit of stock option exercises, partially offset by a decrease in accounts receivable as a result of increased cash collections.

     Current liabilities decreased $87,850 from December 31, 2000 primarily due to the net utilization of accrued restructuring expenses, repayment of the current portion of long-term debt and the decrease in accounts payable and accrued expenses.

     The aforementioned activity resulted in a working capital increase of $134,877 for the nine months ended September 30, 2001. The Company's current ratio at September 30, 2001 increased to 3.0:1 compared with 2.4:1 as of December 31, 2000.

     The Company generated $99,203 positive cash flow from operating activities for the three months ended September 30, 2001, and experienced an overall increase in cash of $38,443 for the period. The positive cash flow provided by operating activities was partially offset by cash used in investing activities, the repurchase of a portion of Telxon's 5.75 percent convertible notes, net repayments of notes payable and long-term debt, the repurchase of 460,344 shares of the Company's common stock and dividends paid.

     Property, plant and equipment expenditures for the nine months ended September 30, 2001 totaled $74,443 compared to $64,707 for the nine months ended September 30, 2000. During the fourth quarter of 2000 the Company substantially completed construction of a 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. In February 2001, the Company began a 150,000 square foot expansion of this facility. The total cost for this project is estimated to be $7,000 and is scheduled to be completed during 2002. Additionally, in February 2001, the Company began construction of a new 320,000 square foot distribution center and data center in McAllen, Texas. The total cost for this project is estimated to be $31,000 and is scheduled to be completed in the first half of 2002. The Company continues to make capital investments in major systems and network conversions but does not have any other material commitments for capital expenditures.

     The Company's long-term debt to capital ratio decreased to 19.6 percent at September 30, 2001 from 20.4 percent at December 31, 2000 primarily due to the Company's repurchase of a portion of Telxon's 5.75 convertible subordinated notes, net repayments under the Company's revolving credit facility and the increase in equity due to stock option exercises partially offset by the SAILS exchangeable debt transaction completed in January 2001, the decrease in equity due to the net loss and the repurchase of treasury shares.

     The Company maintains a revolving credit facility with a syndicate of U.S. and international banks of $350 million for which the terms extend to 2004. The borrowing rate under this facility is LIBOR plus
1.125 basis points. As of September 30, 2001 the Company had outstanding borrowings of $115,884 under this facility, as compared to $187,329 outstanding at December 31, 2000.

     The Company has loan agreements with various banks pursuant to which, the banks have agreed to provide lines of credit totaling
$95,000. As of September 30, 2001 the Company has no balance outstanding under these lines as compared to $3,405 outstanding at December 31, 2000. These agreements continue until such time as either party terminates the agreements.

     In January 2001, the Company entered into a private SAILS arrangement with a highly rated financial institution. The securities which underlie the SAILS contract represent the Company's investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. These securities have a seven-year maturity and pay a cash coupon of 3.625 percent. The SAILS contain an embedded equity collar, which effectively manages a large portion of the Company's exposure to fluctuations in the fair value of its holdings in Cisco common stock. At maturity, the SAILS will be exchangeable for shares of Cisco common stock, or at the Company's option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar agreement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under its revolving credit facility. The Company accounts for the embedded equity collar as a derivative financial instrument in accordance with the requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities." The change in fair value of this derivative between reporting dates is recognized through earnings. The derivative has been reclassified and combined with the debt instrument in long-term debt as of September 30, 2001 in an appropriate presentation of the Company's overall future cash outflows for that debt instrument under Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" for the legal right of offset for accounting purposes.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.

Recently Issued Accounting Standards

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.


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

On May 1, 2001, the Company filed an answer and counterclaim in response to Proxim's suit. The Company has responded by asserting its belief that Proxim's asserted patents are invalid and not infringed by any of the Company's products. In addition, the Company has asserted its belief that Proxim's claims are barred under principles of equity, estoppel and laches. The Company has also filed counterclaims against Proxim, asserting that Proxim's RF product offerings infringe four of the Company's patents relating to wireless LAN technology. The Company has requested the Court grant an unspecified amount of damages as well as a permanent injunction against Proxim's sale of its wireless LAN product offerings. The Company has also filed a motion to disqualify Howrey, Simon, Arnold & White, LLP, one of the primary law firms representing Proxim in the Delaware action, because of its past associations with, and representation of, the Company. Oral argument on this motion was heard by the Court on September 6, 2001.

On May 14, 2001, the Company announced that an agreement had been reached with Intersil Corporation, a supplier of key wireless LAN chips to the Company. Under this agreement, Intersil will indemnify and defend the Company against Proxim's infringement suit.
                                  -24-



On July 21, 1999, the Company and six other leading members of the Automatic Identification and Data Capture industry jointly initiated a litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson
Partnership"). The suit, which is entitled Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research
Foundation, Limited Partnership, was commenced in the U.S.
District Court, District of Nevada in Reno, Nevada but was subsequently transferred to the Court in Las Vegas, Nevada.

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

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying, superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal. The Federal Circuit heard oral argument on this appeal on October 4, 2001.

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

On May 14, 2001, the Auto ID companies filed another motion for summary judgment arguing that Lemelson's patents at issue are unenforceable because of Lemelson's inequitable conduct before the U.S. Patent and Trademark Office. On June 19, 2001, the Lemelson Partnership filed a combined opposition to the motion of the Auto

ID companies for summary judgment and its own cross-motion for partial summary judgment that no such inequitable conduct occurred. On July 10, 2001, the Auto ID companies filed a combined reply in support of their summary judgment motion and opposition to the Lemelson Partnership's partial summary judgment cross-motion. Oral argument on the motions is currently scheduled to be heard on November 9, 2001.

On July 25, 2001 the Court entered an order setting a schedule that culminates with a trial currently scheduled for August 2002. Under this timetable, the Auto ID companies' arguments relating to invalidity, unenforceability and/or non-infringement of the so-called bar code patents will be briefed by motion at the appropriate time, or at trial.

On August 1, 2001, the Auto ID companies filed another motion for partial summary judgment arguing that the Lemelson Partnership is not entitled, as a matter of law, to rely on a now-abandoned Lemelson patent application filed in 1954 to provide a filing date or disclosure for the claims of the patents-in-suit. If the Court grants this motion, the issues in the case will be significantly simplified because the parties and the Court will not need to further consider the 1954 patent application, which is entirely different from the common specification of all the patents-in-suit. Oral argument on the motion is currently scheduled to be heard on November 9, 2001.

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

On April 30, 2001, the Court granted Telxon's motion to file and serve its third-party complaint against PWC. The Court reserved judgment on Telxon's request to have the Complaint deemed filed instanter on the date of Telxon's motion for leave to file the same - February 20, 2001. Pursuant to the Court's request the parties have submitted briefs on the issue of Telxon's motion for leave to file and serve the third-party complaint instanter. The issue remains sub judice. PWC has filed a motion to dismiss Telxon's third-party complaint. The parties have fully briefed the motion. The Court heard oral argument on PWC's motion on September 10, 2001. The motion remains sub judice.

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

By letter dated March 9, 2001, the Division of Enforcement of the Commission informed Telxon that it had made a preliminary determination to recommend that the Commission initiate an action against Telxon for violation of various sections of the federal securities laws and regulations and to seek permanent injunctive relief and appropriate monetary penalties against Telxon.
The Division of Enforcement has also indicated that it intends to recommend similar action against three former employees of Telxon. The Commission has given Telxon an indefinite extension to indicate in a written submission why Telxon believes no action should be instituted against it. There has not been an accrual for any fines or penalties under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," because the ultimate outcome of this matter cannot presently be determined and because the amount of any fine or penalty cannot be reasonably estimated.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

3.1 Certificate of Amendment of Certificate of
    Incorporation of the Company.

     3.2 Amended and Restated By-Laws of the Company.

4. Rights Agreement, dated as of August 13, 2001, between the Company and The Bank of New York, as Rights Agent,
which includes the form of Certificate of Designations with respect to the Series A Junior Participating
Preferred Stock as Exhibit A, the form of Right
Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock as Exhibit C, filed as Exhibit 4 to the Company's Current Report on Form 8-
K dated August 21, 2001, and incorporated herein by reference.

(b)  The Company filed a Current Report on Form 8-K on August 21,
     2001 relating to a Preferred Stock Purchase Rights Plan adopted by the Company.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.




Dated:  October 31, 2001       By:    /s/ Tomo Razmilovic________

                                   Tomo Razmilovic, President and
                                   Chief Executive Officer




Dated:  October 31, 2001       By:    /s/ Kenneth V. Jaeggi

                                   Kenneth V. Jaeggi
                                   Senior Vice President -
                                   Chief Financial Officer

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                __________________________________

                          QUARTERLY REPORT

                               ON

                            FORM 10-Q

                         FOR QUARTER ENDED

                        SEPTEMBER 30, 2001
                __________________________________

                     SYMBOL TECHNOLOGIES, INC.

                             EXHIBITS





















6a)     Exhibits



3.1  Certificate of Amendment of Certificate of
Incorporation of the Company.

3.2  Amended and Restated By-Laws of the Company.

4. Rights Agreement, dated as of August 13, 2001, between the Company and The Bank of New York, as Rights Agent, which includes the form of Certificate of Designations with respect to the Series A Junior Participating
Preferred Stock as Exhibit A, the form of Right
Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock as Exhibit C, filed as Exhibit 4 to the Company's Current Report on Form
8-K dated August 21, 2001, and incorporated herein by reference.







































                       Exhibit 3.1

                 CERTIFICATE OF AMENDMENT
                             OF
               CERTIFICATE OF INCORPORATION
                             OF
                 SYMBOL TECHNOLOGIES, INC.

               ____________________________

It is hereby certified that:

     1. The name of the corporation (hereinafter the "Corporation") is Symbol Technologies, Inc.

     2.  The certificate of incorporation of the
         Corporation is hereby amended by striking out
         Section (a) of Article FOUR thereof and by substituting in lieu of said section the following new Section:

         "FOURTH. The total number of shares of stock which the Corporation shall have the authority to issue is six hundred and ten million
          (610,000,000), consisting of six hundred million
          (600,000,000) shares of common stock, par value
          $.01 per share (the "Common Stock") and ten million (10,000,000) shares of preferred stock, par value $1.00 per share (the "Preferred
          Stock").

          Sections (b) and (c) of Article FOUR remain unchanged.

3.	The amendment of the certificate of incorporation
          herein certified has been duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.


Signed as of May 22, 2001


                      /s/ Tomo Razmilovic
                      Tomo Razmilovic
                      Chief Executive Officer and President


Attest:


                      /s/ Leonard H. Goldner
                      Leonard H. Goldner
                      Executive Vice President,
                      General Counsel and Secretary


                             Exhibit 3.2

                         AMENDED AND RESTATED
                               BY-LAWS
                                 OF
                      SYMBOL TECHNOLOGIES, INC.
                      __________________________

                           ARTICLE I
                           OFFICES

Section 1.1.  Registered Office.
     The registered office of the Corporation within the State of Delaware shall be located at the principal place of business in said State of such corporation or individual acting as the Corporation's registered agent in Delaware.
Section 1.2  Other Offices.
     The Corporation may also have offices and places of business at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine or the business of the Corporation may require.
                           ARTICLE II
                    MEETING OF STOCKHOLDERS


Section 2.1.  Place of Meetings.
     All meetings of Stockholders shall be held at the principal office of the Corporation, or at such other place within or without the State of Delaware as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.
Section 2.2.  Annual Meeting.
     The annual Meeting of Stockholders shall be held at such time on such day as shall be fixed by and in the discretion of the Board of Directors. At the annual meeting, the stockholders entitled to vote for the election of directors shall elect, by a plurality vote, a Board of Directors and transact such other business as may properly come before the meeting.
Section 2.3.  Special Meetings.
     A special meeting of the stockholders for any purpose or purposes, unless otherwise prescribed by statute, may be called only by the Chairman of the Board of Directors, or if no Chairman of the Board of Directors is then serving by the President, by the Board of Directors, or by the Secretary at the request in writing of a majority of the Board of Directors. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.

Section 2.4.  Notice of Meeting.
     Notice of every meeting of stockholders stating the place, date and hour thereof and, in the case of a special meeting of stockholders, the purpose or purposes thereof and the person or persons by whom or at whose direction such meeting has been called and such notice is being issued shall be given not less than ten (10) nor more than (60) days before the date of the meeting, either personally or by mail or as otherwise permitted by law. If mailed, such notice shall be deemed given when deposited in the United States mail, with postage prepaid, directed to the stockholder at his address as it appears on the record of the stockholders or if he shall have filed with the Secretary of the Corporation a written request that notices to him be mailed to some other address, then directed to him at such other address. Nothing herein contained shall preclude any stockholder from waiving notice as provided in Section 4 hereof.
Section 2.5.  Quorum.
     The holders of a majority of the issued and outstanding shares of stock of the Corporation entitled to vote thereat, represented in person or by proxy, shall be necessary to and shall constitute a quorum for the transaction of business at any meeting of stockholders. If, however, such quorum shall not be present or represented at any meeting of stockholders, the meeting may be adjourned from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. Whether or not a quorum is present, any meeting of stockholders, annual or special, may be adjourned from time to time by the person presiding over the meeting or by the holders of a majority of the votes entitled to be cast by the stockholders who are present in person or represented by proxy at such meeting, to reconvene at the same or some other place, without notice other than announcement at the meeting. At any such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. Notwithstanding the foregoing, if after any such adjournment the Board of Directors shall fix a new record date for the adjourned meeting, or if the adjournment is for more than 30 days, a notice of such adjourned meeting shall be given as provided in Section 2.4 of these By-laws, but such notice may be waived as provided in
Section 4 hereof.
Section 2.6.  Voting.
     Except as otherwise provided by or pursuant to the provisions of the Certificate of Incorporation, each holder of record of shares of stock entitled to vote at each meeting of stockholders shall be entitled to vote in person or by proxy, and each such holder shall be entitled to one vote for every share standing in his name on the books of the Corporation as of the record date fixed by the Board of Directors or prescribed by law.

Except as otherwise provided by any applicable provision of law, by these By-laws or by the Certificate of Incorporation, if a quorum is present, the affirmative vote of a majority of the shares of such stock present or represented at any meeting of stockholders shall be the required vote of the stockholders with respect to any item of business; provided, however, that, unless otherwise provided by any applicable provision of law or by the Certificate of Incorporation, a lesser vote of the stockholders with respect to any item of business shall be applied if required or otherwise provided for by any applicable rule or regulation of any stock exchange or regulatory body. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of stockholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.
Section 2.7.  Proxies.
     Every stockholder entitled to vote at a meeting may authorize another person or persons to act for him by proxy. No Proxy shall be valid after the expiration of three (3) years from its date, unless a longer period is provided for in such proxy. Unless and until voted, every proxy shall be revocable at the pleasure of the person who executed it, or his legal representative or assigns, except in those cases where an irrevocable proxy permitted by law has been given.
Section 2.8.  Action by Written Consent of Stockholders.
              (a) Any action required or permitted to be taken at any annual or special meeting of the stockholders may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery to the Corporation's registered office shall be made by hand or by certified or registered mail, return receipt requested. The Corporation shall give prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent to those stockholders who have not consented in writing and who, if the action had been taken at a meeting, would have been entitled to notice of the meeting if the record date for such meeting had been the date that written consents signed by a sufficient number of holders to take the action were delivered to the Corporation.

              (b) Every written consent purporting to take or authorizing the taking of corporate action and/or related revocations (each such written consent and related revocation is referred to in this Section 2.8 as a "Consent") shall bear the date of signature of each stockholder who signs the Consent, and no Consent shall be effective to take or authorize the corporate action referred to therein unless, within 60 days of the earliest dated Consent delivered to the Corporation in the manner provided in Section 2.8(a) hereof, Consents signed by a sufficient number of stockholders to take such action are so delivered to the Corporation.
              (c)  In the event of the delivery to the
Corporation of any Consent in the manner provided in Section 2.8(a), the Secretary of the Corporation shall provide for the safe keeping of such Consent and shall promptly conduct such ministerial review of the validity of the Consents and of the validity of the action or proposal to be taken by written consent as the Secretary deems necessary or appropriate, including, without limitation, whether the holders of a number of shares having the requisite voting power to authorize or take the action specified in the Consent have given consent; provided, however that if the action or proposal to be taken by written consent relates to the election, removal or replacement of one or more members of the Board of Directors or otherwise constitutes a solicitation in opposition as referred to in Rule 14a-6 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Secretary shall engage nationally recognized independent inspectors of elections for the purpose of conducting such ministerial review of the validity of the Consents and the validity of the action or proposal to be taken by written consent and to discharge the functions of the Secretary of the Corporation under this Section 2.8, provided further that the independent inspectors shall conduct such ministerial review of the validity of the Consents and the validity of the action or proposal to be taken by written consent only in the manner provided in Sections 2.8(d)(i) and
(d)(ii) hereof. For the purpose of permitting the Secretary or the independent inspectors (as the case may be) to conduct such ministerial review of the validity of the Consents and the validity of the action or proposal to be taken by written consent, no action by written consent without a meeting shall be effective until such date as the Secretary or the independent inspectors (as the case may be) certify to the Corporation that the Consents delivered to the Corporation in accordance with Section 2.8(a) represent at least the minimum number of votes that would be necessary to take or authorize the corporate action at a meeting at which all shares entitled to vote thereon were present and voted. The cost of retaining independent inspectors under this Section 2.8 shall be borne by the Corporation.
              (d)  (i) In the event of the delivery to the
     Corporation of any Consent in the manner provided in
     Section 2.8(a) hereof that relates to the election, removal or replacement of one or more members of the Board of Directors or otherwise constitutes a solicitation in opposition to Rule 14a-6 of the Exchange Act, Consents shall be delivered to the independent inspectors upon receipt by the Corporation, the soliciting stockholders or their proxy solicitors or other designated agents. As soon as Consents are received, the independent inspectors shall review the Consents and shall maintain a count of the number of valid and unrevoked Consents. The independent inspectors shall keep such count confidential and shall not reveal the count to the Corporation, the soliciting stockholders or their representatives or any other entity. As soon as practicable after the earlier of (i) sixty (60) days after the date of the earliest dated Consent delivered to the Corporation in the manner provided in Section 2.8(a) hereof or (ii) a written request therefore by the Corporation or the soliciting stockholders (whichever is soliciting Consents), notice of which request shall be given to the party opposing the solicitation of Consents, which request shall state that the Corporation or soliciting stockholders, as the case may be, have a good faith belief that the requisite number of valid and unrevoked Consents to authorize the action to be taken has been received in accordance with these By-laws, the inspectors shall issue a preliminary report to the Corporation and the soliciting stockholders stating: (i) the number of valid consents, (ii) the number of valid revocations, (iii) the number of valid and unrevoked consents, (iv) the number of invalid consents, (v) the number of invalid revocations and (vi) whether, based on their preliminary count, the requisite number of valid and unrevoked consents has been obtained to authorize the action to be taken.

              (ii) Unless the Corporation and the soliciting stockholders shall agree to a shorter or longer period, the Corporation and the soliciting stockholders shall have two
     (2) business days to review the Consents and to advise the independent inspectors and the opposing party in writing as to whether they intend to challenge the preliminary report of the inspectors. If no written notice of an intention to challenge the preliminary report is received within two (2) business days after the independent inspectors' issuance of the preliminary report, the independent inspectors' shall issue to the Corporation and the soliciting stockholders
                                -5-


     their final report containing the information contained in their preliminary report and their determination with respect to whether the requisite number of valid and unrevoked Consents was obtained to authorize the action to be taken. If the Corporation or the soliciting stockholders issue written notice of an intention to challenge the independent inspectors' preliminary report within two (2) business days after the issuance of that report, a challenge session shall be scheduled by the independent inspectors as promptly as practicable. Following completion of the challenge session, the independent inspectors shall as promptly as practicable issue their final report to the soliciting stockholders and the Corporation, which report shall contain the information included in the preliminary report, plus all changes in the vote totals as a result of the challenge.

              (e) If after the completion of the investigation of the Secretary or the delivery of the final report by the independent inspectors (as the case may be), the Secretary or the independent inspectors shall determine that the requisite number of valid and unrevoked Consents was obtained and that the action specified therein has been validly authorized, that fact shall forthwith be certified in the records of the Corporation kept for the purpose of recording the proceedings of meetings of stockholders, and the Consents and final report of the independent inspectors, if any, shall be filed in such records, at which time the Consents shall become effective as stockholder action.
Section 2.9.  List of Stockholders.
     The officer of the Corporation having charge of the stock ledger shall make, at least ten (10) days before each meeting of stockholders, a complete list of the stockholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order and showing the address of and the number and class and series, if any, of shares held by each. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, as required by applicable law. Except as otherwise provided by law, the stock ledger of the Corporation shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list of stockholders or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.
Section 2.10.  Fixing Date for Determination of Stockholders of
               Record.

              (a) In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date: (1) in the case of determination of stockholders entitled to vote at any meeting of stockholders or adjournment thereof, shall, unless otherwise required by law, not be more than sixty (60) nor less than ten
(10) days before the date of such meeting; (2) in the case of determination of stockholders entitled to express consent to corporate action in writing without a meeting, shall not be more than ten (10) days from the date upon which the resolution fixing the record date is adopted by the Board of Directors; and (3) in the case of any other action, shall not be more than sixty (60) days prior to such other action; provided, however that in the event that any stockholder of record is seeking to have the stockholders authorize or take corporate action by written consent without a meeting, the record date shall be fixed in the manner provided in Section 2.10(b) hereof.
Subject to the foregoing and Section 2.10(b) hereof, if no record date is fixed: (1) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; (2) the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action of the Board of Directors is required by applicable law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation in the manner provided in Section 2.8(a), or, if prior action by the Board of Directors is required by applicable law, shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action; and (3) the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

              (b) Any stockholder of record seeking to have the stockholders authorize or take corporate action by written consent without a meeting shall, by written notice to the Secretary and delivered to the Corporation, request the Board of Directors to fix a record date for such purpose. The Board of Directors may promptly, but in all events within ten (10) days after the date on which such request is received, adopt a resolution fixing the record date for such purpose. If the Board of Directors fails within 10 days after the Corporation receives such notice to fix a record date for such purpose, the record date for determining the stockholders entitled to consent in writing without a meeting, when no prior action by the Board of Directors is required by applicable law, shall be the day on which the first signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation in the manner provided in Section 2.8(a). If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by applicable law, the record date for determining stockholders entitled to consent in writing without a meeting shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action.

Section 2.11.  Notice of Stockholder Business and Nominations.

              (a)  Nominations of Directors.

                  (i)  Only persons who are nominated in
     accordance with the procedures set forth in these By-laws shall be eligible to serve as directors. Nominations of persons for election to the Board of Directors of the Corporation may be made at a meeting of stockholders pursuant to the Corporation's notice of meeting (A) by or at the direction of the Board of Directors or (B) by any stockholder of the corporation who is a stockholder of record at the time of giving of notice provided for in this
     Section 2.11(a), who shall be entitled to vote for the election of directors at the meeting and who complies with the notice procedures set forth in this Section 2.11(a); provided, however, that, with respect to any special meeting, the Board of Directors has determined that directors shall be elected at such meeting.

                  (ii)  For nominations to be properly brought
     before any meeting by a stockholder pursuant to clause (B) of paragraph (i) of this Section 2.11(a), the stockholder must have given timely notice in writing to the Secretary of the Corporation. To be timely, a stockholders notice shall be delivered to the Secretary and received at the principal executive offices of the Corporation (A) in the case of an annual meeting, not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days later than such anniversary date, notice by the stockholder to be timely must be so delivered or received not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made, and (B) in the case of a special meeting at which directors are to be elected, not earlier than the 120th day prior to such special meeting and not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of any meeting and of the nominees proposed by the Board of Directors to be elected; provided, however, that in no event shall the public announcement of an adjournment or postponement of a meeting commence a new time period (or extend any time period) for the giving of a stockholder's notice as described above. Such stockholder's notice shall set forth (A) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (B) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is being made (x) the name and address of such stockholder, as they appear on the Corporations books, and of such beneficial owner and (y) the class and number of shares of the Corporation which are beneficially owned and of record by such stockholder and such beneficial owner; (C) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote in the election of directors and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (D) a description of all arrangements or understandings between the stockholder and/or beneficial owner, if any, on the one hand, and each nominee and any other person or persons (naming such person or persons), on the other hand, pursuant to which the nomination or nominations are being made by the stockholder and such beneficial owner, and (E) a representation whether the stockholder or the beneficial owner, if any, intends or is part of a group which intends (x) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Corporation's outstanding capital stock required to elect the nominee and/or (y) otherwise to solicit proxies from stockholders in support of such nomination(s). The foregoing notice requirements shall be deemed satisfied by a stockholder if the stockholder has notified the Corporation of his or her intention to present a proposal at a meeting in compliance with Rule 14a-8 (or any successor thereof) promulgated under the Exchange Act and such stockholder's proposal has been included in a proxy statement that has been prepared by the Corporation to solicit proxies for such meeting. The Corporation may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as a director of the Corporation.

(iii) Notwithstanding anything in paragraph
     (ii) of this Section 2.11(a) to the contrary, in the event that the number of directors to be Directors of the Corporation at an annual meeting is increased and there is no public announcement by the Corporation naming the nominees for the additional directorships at least 90 days prior to the first anniversary of the date of the preceding year's annual meeting, a stockholder's notice required by this Section 2.11(a) shall also be considered timely, but only with respect to nominees for the additional directorships, if it shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the 10th day following the day on which such public announcement is first made by the Corporation.

              (b)  Notice of Stockholder Business.

                  (i) At an annual meeting of the stockholders, only such business shall be conducted as shall have been brought before the annual meeting (A) pursuant to the Corporation's notice of meeting, (B) by or at the direction of the Board of Directors or (C) by a stockholder of the Corporation who is a stockholder of record at the time of giving of the notice provided for in this Section 2.11(b), who is a stockholder of record of the Corporation at the time the notice provided for in this Section 2.11(b) is delivered to the Secretary of the Corporation, who is entitled to vote at such annual meeting and who complies with the notice procedures set forth in this Section 2.11(b).

(ii) For business to be properly brought before an annual meeting by a stockholder pursuant to clause (C) of paragraph (i) of this Section 2.11(b), the business must be a proper matter for stockholder action under applicable law and the stockholder must have given timely notice in writing to the Secretary of the

     Corporation. To be timely, a stockholders notice shall be delivered to the Secretary and received at the principal executive offices of the Corporation not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days later than such anniversary date, notice by the stockholder to be timely must be so delivered or received not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made; provided, however, that in no event shall the public announcement of an adjournment or postponement of a meeting commence a new time period (or extend any time period) for the giving of a stockholder's notice as described above. Such stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (A) a brief description of the business desired to be brought before the meeting, the text of the proposal or business
     (including the text of any resolutions proposed for consideration and in the event that such business includes a proposal to amend the By-laws of the Corporation, the language of the proposed amendment, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder of record and beneficial owner, if any, on whose behalf the proposal is made, (B) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the proposal is being made (x) the name and address of the stockholder giving notice, as they appear on the corporations books, and of such beneficial owner and (y) the class and number of shares of the Corporation which are beneficially owned and of record by such stockholder and such beneficial owner, (C) a description of all arrangements or understandings between the stockholder and beneficial owner, if any, on the one hand, and any other person or persons (naming such person or persons), on the other hand, pursuant to which the proposal(s) are being made by the stockholder and such beneficial owner, (D) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business, and (E) a representation whether the stockholder or the beneficial owner, if any, intends or is part of a group which intends (x) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Corporation's outstanding capital stock required to approve or adopt the proposal and/or (y) otherwise to solicit proxies from stockholders in support of such proposal. The foregoing notice requirements shall be deemed satisfied by a stockholder if the stockholder has notified the

     Corporation of his or her intention to present a proposal at a meeting in compliance with Rule 14a-8 (or any successor thereof) promulgated under the Exchange Act and such stockholder's proposal has been included in a proxy statement that has been prepared by the Corporation to solicit proxies for such meeting.

              (c)  General.

                   (i)  Only such persons who are nominated in
     accordance with the procedures set forth in this Section
     2.11 shall be eligible to be elected at an annual or special meeting of stockholders of the Corporation to serve as directors and only such business shall be conducted at an annual meeting of stockholders as shall have been brought before the annual meeting in accordance with the procedures set forth in this Section 2.11. Except as otherwise provided by law, the person presiding over the meeting shall have the power and duty (A) to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in this
     Section 2.11 (including whether the stockholder or beneficial owner, if any, on whose behalf the nomination or proposal is made solicited (or is part of a group which solicited) or did not so solicit, as the case may be, proxies in support of such stockholder's and beneficial owner's nominee or proposal in compliance with such stockholder's and beneficial owner's representations as required by Sections 2.11(a) and (b)) and (B) if any proposed nomination or business was not made or proposed in compliance with this Section 2.11, to declare that such nomination shall be disregarded or that such proposed business shall not be transacted. Notwithstanding the foregoing provisions of this Section 2.11, if the stockholder (or a qualified representative of the stockholder) does not appear in person at the annual or special meeting of stockholders of the Corporation to present a nomination or business, such nomination shall be disregarded and such proposed business shall not be transacted, notwithstanding that proxies in respect of such vote may have been received by the Corporation.

              (ii) For purposes of this Section 2.11, "public announcement" shall include disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

              (iii) Notwithstanding the foregoing provisions of this Section 2.11, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Section 2.11. Nothing in this Section 2.11 shall be deemed to affect any rights (A) of stockholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act or
     (B) of the holders of any series of Preferred Stock to elect directors pursuant to any applicable provisions of the Certificate of Incorporation.

Section 2.12.  Inspectors of Election.
The Corporation may, and shall if required by law, in advance of any meeting of stockholders, appoint one or more inspectors of election, who may be employees of the Corporation, to act at the meeting or any adjournment thereof and to make a written report thereof. The Corporation may designate one or more persons as alternate inspectors to replace any inspector who fails to act. In the event that no inspector so appointed or designated is able to act at a meeting of stockholders, the person presiding at the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath to execute faithfully the duties of inspector with strict impartiality and according to the best of his or her ability. The inspector or inspectors so appointed or designated shall (i) ascertain the number of shares of capital stock of the Corporation outstanding and the voting power of each such share, (ii) determine the shares of capital stock of the Corporation represented at the meeting and the validity of proxies and ballots, (iii) count all votes and ballots, (iv) determine and retain for a reasonable period a record of the disposition of any challenges made to any determination by the inspectors, and (v) certify their determination of the number of shares of capital stock of the Corporation represented at the meeting and such inspectors' count of all votes and ballots. Such certification and report shall specify such other information as may be required by law. In determining the validity and counting of proxies and ballots cast at any meeting of stockholders of the Corporation, the inspectors may consider such information as is permitted by applicable law. No person who is a candidate for an office at an election may serve as an inspector at such election.

2.13  Organization; Conduct of Meetings.
         (a) Meetings of stockholders shall be presided over by the Chairman of the Board of Directors, if any, or in the Chairman's absence by the President, or in President's absence by a Vice President, or in the absence of the foregoing persons by a chairman designated by the Board of Directors, or in the absence of such designation by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in the Secretary's absence the chairman of the meeting may appoint any person to act as secretary of the meeting.
         (b) The date and time of the opening and the closing of the polls for each matter upon which the stockholders vote at a meeting shall be announced at the meeting by the person presiding over the meeting. The Board of Directors may adopt by resolution such rules and regulations for the conduct of the meeting of stockholders as it shall deem appropriate. Except to the extent inconsistent with such rules and regulations as adopted by the Board of Directors, the person presiding over any meeting of stockholders shall have the right and authority to convene and to adjourn the meeting, to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such person, are appropriate for the proper conduct of the meeting. Such rules, regulations or procedures, whether adopted by the Board of Directors or prescribed by the person presiding over any meeting of stockholders, may include, without limitation, the following: (i) the establishment of an agenda or order of business for the meeting; (ii) rules and procedures for maintaining order at the meeting and the safety of those present; (iii) limitations on attendance at or participation in the meeting to stockholders of record of the Corporation, their duly authorized and constituted proxies or such other persons as the person presiding over any meeting of stockholders shall determine; (iv) restrictions on entry to the meeting after the time fixed for the commencement thereof; and
(v) limitations on the time allotted to questions or comments by participants. The person presiding over any meeting of stockholders, in addition to making any other determinations that may be appropriate to the conduct of the meeting, shall, if the facts warrant, determine and declare to the meeting that a matter or business was not properly brought before the meeting and if such person should so determine, such person shall so declare to the meeting and any such matter or business not properly brought before the meeting shall not be transacted or considered. Unless and to the extent determined by the Board of Directors or the person presiding over any meeting of stockholders, meetings of stockholders shall not be required to be held in accordance with the rules of parliamentary procedure.

                          ARTICLE III
                           DIRECTORS

Section 3.1.  Number of Directors; Terms.
     The number of directors of the Corporation which shall constitute the entire Board of Directors shall be fixed from time to time by a vote of a majority of the entire Board of Directors and shall be not less than one (1) nor more than fifteen (15). The directors shall be elected at the annual meeting of stockholders and shall serve until a successor shall have been elected and qualified. Directors need not be stockholders of the Corporation.
Section 3.2.  RESERVED.
Section 3.3.  Resignations.
     Any director of the Corporation may resign at any time by giving written notice to the Board of Directors or to the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein, or if the time be not specified, it shall take effect immediately upon its receipt, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.
Section 3.4.  RESERVED.
Section 3.5.  Newly Created Directorships and Vacancies.
     Subject to the rights of the holders of any series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled by a majority vote of the directors then in office. Any director elected in accordance with the preceding sentence of this Section 3.5 shall hold office until the next meeting of stockholders at which the election of directors is in the regular course of business and until such director's successor has been elected and qualified. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.
Section 3.6.  Powers and Duties.
     Subject to the applicable provisions of law, these By Laws or the Certificate of Incorporation, but in furtherance and not in limitation of any rights therein conferred, the Board of Directors shall have the control and management of the business and affairs of the Corporation and shall exercise all such powers of the Corporation and do all such lawful acts and things as may be exercised by the Corporation.
Section 3.7.  Place of Meetings.
     All meetings of the Board of Directors may be held either within or without the State of Delaware.

Section 3.8.  Annual Meeting.
     If the first meeting of each newly elected Board of Directors shall be held immediately after the annual stockholder's meeting and in the same place, notice thereof shall not be necessary in order to constitute the meeting, provided a quorum shall be present.
     In the event that such meeting is not held at such date, time and place, the meeting may be held on any other date, time and place as shall be specified in a notice thereof given as hereinafter provided in Section 3.11 or as shall be specified in any waiver of notice thereof.
Section 3.9.  Regular Meetings.
     Regular meetings of the Board of Directors may be held upon notice or without notice, and at such time and at such place as shall from time to time be determined by the Board.
Section 3.10.  Special Meetings.
     Special meetings of the Board of Directors may be called by the Chairman of the Board, if there be a Chairman of the Board, or by the President or if he is absent, unable or refuses to act, by the Secretary and shall be called promptly upon the written request of any two directors. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.
Section 3.11.  Notice of Meeting.
     Notice of each special meeting of the Board of Directors (and of each regular meeting if notice thereof shall be required) shall be given by the Chairman of the Board, if there be a Chairman of the Board, the President or the Secretary and shall state the place, date and time of the meeting. Notice of each such meeting shall either be (i) mailed to each director, addressed to such director at such director's residence or usual place of business, at least one week prior to the day on which the meeting is to be held, (ii) given by overnight delivery service to each director, addressed to such director at such place, at least two (2) days before the day on which which the meeting is to be held or (iii) sent to such director at such place by telegraph, cable, telex, facsimile transmitter, e-mail or other electronic transmission, or be delivered personally or by telephone, at least twenty-four (24) hours before the time at which the meeting is to be held. Except as otherwise provided by law, any meeting of the Board of Directors shall be a legal meeting without any notice thereof having been given if all of the directors shall be present thereat. Notice of any adjourned meeting, including the place, date and time of the new meeting, shall be given to all directors not present at the time of the adjournment, as well as to the other directors unless the place, date and time of the new meeting is announced at the adjourned meeting. Nothing herein contained shall preclude the directors from waiving notice as provided in Section 4 hereof.
Section 3.12.  Quorum and Voting.
     At all meetings of the Board of Directors a majority of the entire board shall be necessary to and shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, unless otherwise provided by any applicable provision of law, by these By-laws, or by the Certificate of Incorporation.
 The act of a majority of the directors present at the time of the vote, if a quorum is present at such time, shall be the act of the Board of Directors, unless otherwise provided by any applicable provision of law, by these By-laws or by the Certificate of Incorporation. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.
Section 3.13.  Compensation.
     The Board of Directors, by the affirmative vote of a majority of the directors then in office and irrespective of any personal interest of any of its members, shall have authority to establish reasonable compensation of all directors for services to the Corporation as directors, officers or otherwise. The Board of Directors may also provide that the directors may be reimbursed for their expenses, if any, for attendance at any meeting of the Board of Directors or any committee thereof.
Section 3.14.  Books and Records.
     The directors may keep the books for the Corporation, except such as are required by law to be kept within the state, outside of the State of Delaware, at such place or places as they may from time to time determine.
Section 3.15.  Action Without a Meeting.
     Any action required or permitted to be taken by the Board, or a committee of the Board, may be taken without a meeting if all members of the Board of Directors or committee, as the case may be, consent thereto in writing or by electronic transmission and the writing or writings or electronic transmission or transmissions are filed with the minutes of the proceedings of the Board of Directors or such committee of the Board, as the case may be.
Section 3.16.  Telephonic Meetings.
     Any one or more members of the Board, or any committee of the Board, may participate in a meeting of the board or committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

Section 3.17.  Committee of the Board.
     The Board of Directors may designate from among its members an executive and other committees, each consisting of one (1) or more directors. The Board of Directors may designate one or more directors as alternate members of any such committee. Such alternate members may replace any absent member or members at any meeting of any such committee. In the absence or disqualification of a member of a committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. Vacancies in the membership of the committee shall be filled by the Board of Directors at a regular meeting or at a special meeting for that purpose.
Section 3.18.  Authority of Committees; Committee Rules.
     Each committee, to the extent permitted by law and to the extent provided in the resolution of the Board of Directors, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it. Unless the Board of Directors otherwise provides, each committee designated by the Board of Directors may make, alter and repeal rules for the conduct of its business. In the absence of such rules each committee shall conduct its business in the same manner as the Board of Directors conducts its business pursuant to Article III of these By-laws.
                          ARTICLE IV
                            WAIVER

Section 4.1.  Waiver.
     Whenever a notice is required to be given by any provision of law, by these By-laws, or by the Certificate of Incorporation, a waiver thereof in writing, or by e-mail or other electronic transmission or any other means of communication permissible by law, whether before or after the time stated therein, shall be deemed equivalent to such notice. In addition, any stockholder attending a meeting of stockholders in person or by proxy without objecting prior to the meeting or at its commencement the lack of, or improper notice thereof, and any director attending a meeting of the Board of Directors without protesting prior to the meeting or at its commencement such lack of, or improper, notice, shall be conclusively deemed to have waived notice of such meeting.

                             ARTICLE V
                             OFFICERS
Section 5.1.  Officers.
     The officers of the Corporation shall be a chairman of the Board, one or more Vice Presidents and a Secretary. The Corporation may also have, at the discretion of the Board, one or more Assistant Secretaries, one or more Assistant Vice Presidents, one or more Assistant Treasurers, a Controller and one or more Assistant Controllers, and such other officers as the Board of Directors shall at any time or from time to time deem necessary or advisable to designate as officers or as may be appointed in accordance with the provisions of Section 5.3 of this Article V. Any person may hold two or more of such offices.
 All officers, as between themselves and the Corporation, shall have such authority and perform such duties in the management of the business and affairs of the Corporation as may be provided in these By-laws, or to the extent not so provided, as may be prescribed by the Board of Directors or the Chief Executive Officer as provided in Section 5.3 of this Article V.
Section 5.2.  Election.
     The officers of the Corporation, except such officers as may be appointed in accordance with the provisions of Section 5.3 or
Section 5.5 of this Article, shall have been elected annually at the annual meeting of the Board of Directors following the annual meeting of stockholders and, as vacancies occur, from time to time by the Board of Directors. Each officer shall hold his office until he shall resign or shall be removed or otherwise disqualified to serve, or his successor shall have been elected and qualified. The officers of the Corporation need not be stockholders of the Corporation nor, except for the Chairman of the Board, need such officers be directors of the Corporation.
Section 5.3.  Subordinate Officers.
     The Board of Directors may appoint, or may authorize the Chief Executive Officer to appoint, such other officers as the business of the Corporation may require, each of whom shall have authority and perform such duties as are provided in these By-laws or as the Board of Directors or the Chief Executive Officer may from time to time specify and each shall hold office until he shall resign or shall have been removed or otherwise disqualified to serve.
Section 5.4.  Removal and Resignation.
     Any officer may be removed, either with or without cause, by a majority of the directors at the time in office, at any regular or special meeting of the Board, or, except in the case of an officer chosen by the Board, by any officer upon whom such power of removal may be conferred by the Board. Any officer may resign at any time by giving written notice to the Board, the Chairman of the Board, the President or the Secretary of the Corporation.
 Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.
Section 5.5.  Vacancies.
     A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in the By-laws for the regular appointments to such office.
Section 5.6.  Compensation.
     The salaries and other compensation of all officers and agencies of the Corporation shall be fixed by or in the manner prescribed by the Board of Directors.
Section 5.7.  Chairman of Board.
     The Chairman of the Board of Directors shall preside at all meetings of the Board of Directors. The Chairman of the Board of Directors shall be the Chief Executive Officer of the Corporation, if designated as such by the Board of Directors.
Section 5.8.  President.
     The President shall be the Chief Executive Officer and/or the Chief Operating Officer of the Corporation, as determined by the Board of Directors. In the absence of the Chairman of the Board, if the President is a director of the Corporation, the President shall preside at meetings of the Board of Directors. The President shall have general and active management of the business and affairs of the Corporation and be responsible for its day-to-day operations, subject to the control of the Board of Directors and the Chief Executive Officer, if the President does not hold that position, and shall see to it that all orders and resolutions of the Board of Directors are carried into effect.
Section 5.9.  Vice Presidents.
     Each Vice President (including any Executive Vice President or Senior Vice President) shall have such powers and limiting titles and shall perform such duties as may from time to time be assigned to him by the Board of Directors and/or the Chief Executive Officer.
Section 5.10.  Secretary.
     The Secretary shall attend all meetings of the stockholders and all meetings of the Board of Directors and shall record all proceedings taken at such meeting in a book to be kept for the purpose; he or an Assistant Secretary shall see that all notices of meetings of stockholders and special meetings of the Board of Directors are duly given in accordance with the provisions of these By-laws or as required by law; and he shall be custodian of the records and of the corporate seal or seals of the Corporation; he or an Assistant Secretary shall have authority to affix the corporate seal or seals to all documents, the execution of which, on behalf of the Corporation, under its seal, is duly authorized, and when so affixed it may be attested by his signature or the signature of such Assistant Secretary; and in general, he shall perform all duties incident to the office of the Secretary of the Corporation and such other duties as the Board of Directors may from time to time prescribe.
     The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature.
                          ARTICLE VI
    PROVISIONS RELATING TO STOCK CERTIFICATES AND STOCKHOLDERS

Section 6.1.  Form and Signature.
     Every holder of stock shall be entitled to have a certificate signed by or in the name of the Corporation by the Chairman or Vice Chairman of the Board of Directors, if any, or the President or a Vice President, and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary, of the Corporation certifying the number of shares owned by such holder in the Corporation. Any of or all the signatures on the certificate maybe a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if such person was such officer, transfer agent or registrar at the date of issue.
Section 6.2.  Registered Stockholders.
     The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares of stock to receive dividends or other distributions, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares of stock, and shall not be bound to recognize any equitable or legal claim to or interest in such share or shares on the part of any other person.
Section 6.3.  Transfer of Stock.
     Upon surrender to the Corporation or the appropriate transfer agent, if any, of the Corporation, of a certificate representing shares of stock of the Corporation, duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and, in the event that the certificate refers to any agreement restricting transfer of the shares which it represents, proper evidence of compliance with such agreement, a new certificate shall be issued to the person entitled thereto, and the old certificate cancelled and the transaction recorded upon the books of the Corporation.
                                -21-



Section 6.4.  Lost Certificates, etc.
     The Corporation may issue a new certificate for shares in place of any certificate theretofore issued by it, alleged to have been lost, mutilated, stolen or destroyed, and the Board of Directors may require the owner of such lost, mutilated, stolen or destroyed certificate, or his legal representatives, to make an affidavit of that fact and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation on account of the alleged loss, mutilation, theft or destruction of any such certificate or the issuance of any such new certificate.
Section 6.5.  RESERVED.
Section 6.6.  Regulations.
     Except as otherwise provided by law, the Board of Directors may make such additional rules and regulations, not inconsistent with these By-laws, as it may deem expedient, concerning the issue, transfer and registration of certificates for the securities of the Corporation. The Board of Directors may appoint, or authorize any officer or officers to appoint, one or more transfer agents and one or more registrars and may require all certificates for shares of capital stock to bear the signature or signatures of any of them.
                        ARTICLE VII
                    GENERAL PROVISIONS

            Section 7.1.  Dividends and Distributions.

     Dividends and other distributions upon or with respect to outstanding shares of stock of the Corporation may be declared by the Board of Directors at any regular or special meeting, and may be paid in cash, bonds, property or in shares of stock of the Corporation. The Board of Directors shall have full power and discretion, subject to the provisions of the Certificate of Incorporation or the terms of any other corporate document or instrument binding upon the Corporation to determine what, if any, dividends or distributions shall be declared and paid or made.
Section 7.2.  Checks, etc.
     All checks or demands for money and notes or other instruments evidencing indebtedness or obligations of the Corporation shall be signed by such officer or officers or other person or persons as may from time to time be designated by the Board of Directors.

Section 7.3.  Seal.
     The Corporate seal shall have inscribed thereon the name of the Corporation, the year of its incorporation and the words "Corporate Seal Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or otherwise reproduced.
Section 7.4.  Fiscal Year.
     The fiscal year of the Corporation shall be determined by the Board of Directors.
Section 7.5.  General and Special Bank Accounts.
     The Board of Directors may authorize from time to time the opening and keeping of general and special bank accounts with such banks, trust companies or other depositories as the Board of Directors may designate or as may be designated by any officer or officers of the Corporation to whom such power of designation may be delegated by the Board of Directors from time to time. The Board of Directors may make such special rules and regulations with respect to such bank accounts, not inconsistent with the provisions of these By-laws, as it may deem expedient.

                         ARTICLE VIII
       INDEMNIFICATION OF DIRECTORS, OFFICERS AND OTHERS

Section 8.1.  Indemnification by the Corporation.
     The Corporation shall indemnify, to the fullest extent permitted by the Delaware General Corporation Law as the same presently exists or may hereafter be amended, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including but not limited to any action or suit by or in the right of the Corporation to procure a judgment in its favor) by reason of the fact that the person is or was a director or officer of the Corporation or, while a director or officer of the Corporation, is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with such action, suit or proceeding. The foregoing indemnification shall be in addition to any other rights to which those seeking indemnification may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in such person's official capacity and as to action in another capacity while holding such office. Notwithstanding the foregoing, and except as provided in Section 8.4 hereof, nothing in this Article VIII shall require the Corporation to indemnify any person for any expenses incurred or other amounts paid in connection with any action, suit or proceeding (or part thereof) commenced by such person against the Corporation.
Section 8.2.  Contract Right; Advances.
     The right to indemnification conferred in Section 8.1 shall include the right to be paid by the Corporation the expenses incurred in defending any proceeding referred to in Section 8.1 hereof in advance of its final disposition; provided, however, that the payment of expenses (including attorneys' fees) incurred by a director or officer in defending any such proceeding shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined that such person is not entitled to be indemnified by the Corporation under this
Article VIII or otherwise.
Section 8.3.  Indemnification of Other Persons.
     The Corporation may indemnify, and advance expenses to, any other person to whom the Corporation is permitted to provide indemnification or the advancement of expenses under the Delaware General Corporation Law; provided, however, that no indemnification shall be made to or on behalf of any such other person if such indemnification would be prohibited under the Delaware General Corporation Law or other applicable law.
Section 8.4.  Right to Bring Suit.
     If a claim for indemnification under Section 8.1 or 8.2 of this Article VIII is not paid in full by the Corporation within thirty days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to also be paid the expense of prosecuting such claim. Neither the failure of the Corporation (including its Board of Directors, disinterested directors, independent legal counsel or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances, nor an actual determination by the Corporation (including its Board of Directors, disinterested directors, independent legal counsel or its stockholders) that the claimant is not entitled to indemnification or to reimbursement or advancement of expenses, shall be a defense to the action or create a presumption that the claimant is not so entitled.
Section 8.5.  Insurance.
     The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against such person and incurred by such person in any such capacity, or arising out of such person's status as such, whether or not the Corporation would have the power to indemnify such person against such liability under the Delaware General Corporation Law.
Section 8.6.  Amendment or Repeal.
     Any repeal or modification of the foregoing provisions of this Article VIII shall not adversely affect any right or protection hereunder of any person in respect of any act or omission occurring prior to the time of such repeal or modification.
                            ARTICLE IX
                      ADOPTION AND AMENDMENTS

Section 9.1.  Amendments.
     These By-laws may be repealed, altered or amended or new By-laws adopted by the affirmative vote of a majority of the outstanding shares of stock of the Corporation entitled to vote thereon. The Board of Directors shall have the authority, if such authority is conferred upon the Board of Directors by the Certificate of Incorporation, to repeal, alter or amend these By-laws or adopt new By-laws (including, without limitation, the amendment of any By-laws setting forth the number of directors who shall constitute the whole Board of Directors).