Form 10-K
period 2001-12-31
SYMBOL TECHNOLOGIES INC
filed 2002-03-26
CIK 278352

March 26, 2002






Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, NW
Washington, DC  20549
Attention:  Filing Desk

Gentlemen:

            Re:  Symbol Technologies, Inc.
                 Annual Report on Form 10-K
                 For Fiscal Year Ended
                 December 31, 2001
                 File No. 1-9802

            On behalf of Symbol Technologies, Inc. (the
"Company"), I transmit for filing under the Securities and Exchange Act of 1934 (the "Act"), the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. I have been advised by the Company that the financial statements contained in the report do not reflect any changes from the preceding year's financial statements with respect to accounting principles or practices or in the method of applying such principles or practices.

            If you have any questions regarding the enclosed materials, please call the undersigned by collect telephone at
(631) 738-4765.

                         Very truly yours,


                          S/Leonard H. Goldner_
                          Leonard H. Goldner
                          Executive Vice President
                          and General Counsel

LHG:dac












                                          March 26, 2002






Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

            In connection with the undersigned's Annual Report on Form 10-K for the year ended December 31, 2001 and pursuant to
Item 601(b)(4)(iii) of Regulation S-K, the undersigned has not filed as an exhibit any agreement in which the total amount of securities authorized thereunder does not exceed 10 percent of the Registrant's total consolidated assets. The Registrant, however, agrees to furnish a copy of such document to the Commission if so requested.

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

For the fiscal year ended December 31, 2001 Commission file number 1-9802

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
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (631) 738-2400
`
Securities registered pursuant to
Section 12(b) of the Act:

Common Stock, par value $.01                  New York Stock Exchange___
   (Title of each class)                      (Name of each Exchange on
                                               which registered)

Securities registered pursuant to Section 12(g) of the Act: 7.5 percent Convertible Subordinated Debentures of Telxon Corporation, a wholly owned subsidiary of the Registrant, Due 2012.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  X                                    NO____

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

       The aggregate market value of the registrant's voting stock held by persons other than officers and directors and affiliates thereof, as of February 15, 2002, was approximately $1,871,000,000.

       The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001, was as follows:

    Class                                      Number of Shares
  Common Stock, par value $.01                    228,780,699
Documents Incorporated by Reference: The registrant's Proxy Statement to be used in conjunction with the Annual Meeting of Shareholders to be held on May 6, 2002 (the "Proxy Statement") is incorporated into Part III.


                              PART I
Item 1.  Business

The Company

     Symbol Technologies, Inc. ("Symbol" and, together with its subsidiaries, the "Company"), a Delaware corporation, is the successor by merger in 1987 to Symbol Technologies, Inc., a New York corporation which commenced operations in 1975. The Company has evolved from a supplier of bar code verification products into a leading global provider of wireless networking and information systems that allow users of its products to access, capture and transmit information at the point of activity over local area networks (LAN), wide area networks (WAN) and the Internet. The Company is the only corporation in its industry with in-house technology for the design and manufacture of products in its three core technologies: bar code reading devices, mobile computing devices and network systems. The Company is engaged in two reportable business segments-the design, manufacture and marketing of scanner integrated mobile and wireless information management systems, and the servicing of, customer support for and professional services related to these systems. These systems are used worldwide in diverse markets such as retail, transportation and logistics, parcel delivery and postal service, warehousing and distribution, industrial, health care, hospitality, education and government.

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

Telxon Acquisition

     On November 30, 2000, a wholly owned subsidiary of the Company was merged with and into Telxon Corporation ("Telxon") in a stock-for-stock merger. The acquisition enhanced Symbol's opportunities in hand-held computing systems across many industries and vertical applications. Telxon is operating as a wholly owned subsidiary, although portions of its operations were consolidated with Symbol in order to obtain operating efficiencies and synergies by eliminating duplicate functions, rationalizing manufacturing facilities and sales offices and realizing purchasing, sales, manufacturing and other efficiencies.

Company Products and Services

General

     The Company develops, manufactures, sells and services scanner integrated mobile and wireless information management systems that consist of mobile computing devices, WLAN, bar code
                                  -1-


reading devices, network appliance devices, peripheral devices, software and programming tools and are designed to provide solutions to customer specific needs in information transactions. They are used in a variety of applications from collecting information at remote locations and transmitting information between these locations and the user's central data processing facility to facilitating e-commerce transactions by accessing and collecting price and product information at the point of activity for storing or placing orders via the Internet. Several Symbol devices also connect wirelessly to WANs.

     The Company's mobile computing devices are microprocessor-based, lightweight and battery-operated hand-held computers. Information may be captured by a device that reads bar codes or may be manually entered via a keyboard, a touch screen or a pen computer display/entry device. The information collected by the mobile computing device can then be transmitted instantly to a host computer across a WLAN or in some instances by modems (batch file transfer mode). Over 90 percent of the Company's mobile computing devices include an integrated bar code reader and approximately 90 percent offer optional integrated WLAN or WAN communication capability. Depending on the model, the Company's mobile computing devices may have up to 64 megabytes of RAM for information storage and multiple input and output capabilities for the connection of printers, bar code readers and communications devices.

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

Design engineering and support for both the Company and OEM wireless network systems is conducted in the Company's San Jose, California facility. The focus of the group is the design of wireless network transaction systems, the Company's Spectrum 24 WLANs and support for the integration of those high-performance networks into customers' data networks and enterprise-wide information systems.

Products

     The PDT family of mobile computing devices features advanced technology including Application Specific Integrated Circuits
(ASIC) and Very Large Scale Integrated (VLSI) circuits, which incorporate many standardized integrated circuits into one computer chip allowing for size and cost reductions. Also, the PDT family employs surface mounted component technology for reduced size and increased performance and dependability, as well as industry standard 8-, 16- and 32-bit microprocessors. The PDT family includes a series of mobile computing devices that are available with different features and at varying costs depending on customer requirements and preferences. PDT mobile computing devices feature up to one-quarter VGA liquid crystal display, slim, lightweight design, multiple input and output ports and up to 96 megabytes of internal memory. PDT mobile computing devices have various keyboard configurations, including a user configurable keyboard and WLAN communication capability. The PDT family was originally introduced in 1985.

     In 1993, the Company introduced the PDT 3100, a 16-bit DOS compatible mobile computing device incorporating a laser scan engine and featuring a swivel-head scanner design that adjusts instantly for right- or left- handed scanning applications. In 1996, the Company introduced a limited performance, lower cost version of the PDT 3100. In 1998, the Company introduced the PDT 6100 Series of mobile computing devices, a sleek, compact, ergonomically designed version of the PDT 3100 featuring a choice of display options.

     As a result of the acquisition of Telxon in 2000, the Company also offers the PTC-710. The PTC-710 is a low-cost, hand-held portable data terminal designed for sales order entry, inventory control and other applications requiring batch data communications.

     The PDT 6800, introduced by the Company in 1998, is a versatile mobile computing device combining ruggedized housing for use in industrial settings with a small, light-weight, ergonomic form factor suitable for scan intensive retail applications. The PDT 6800 has a 46-key alphanumeric keypad for easy information input and a 16-line back-lit display for greater data content and readability. In 2001, the PDT 6800 was the Company's largest selling mobile computing device.

     As a result of the acquisition of Telxon, the Company added additional mobile computing devices. The PTC-960SL was Telxon's best selling product and is a multi-purpose data management terminal well suited to both retail and industrial environments.
 This device is similar in performance and design to the PDT 6800. The PTC-960SL employs a non-shift full alphanumeric keyboard, a 16-line by 21-character graphic LCD display, and offers a choice of three integrated scanners for standard, long range, or high visibility scanning. An integrated radio provides wireless networking capability.

     Introduced by the Company in 1999, the PDT 7500 is a sealed, industrial use mobile computing device designed to withstand extreme conditions in transportation and logistics environments. Weighing only 19oz., the PDT 7500 is light enough for extended periods of use. Color-coded keys facilitate information entry and a 1/8 VGA screen with a 20-line back-lit display provides easy viewing of information even in dimly lit areas. The PDT 7500's 486-based microprocessor supports accelerated information processing and an integrated laser scan engine provides both one- and two-dimensional scanning capability. The Company introduced a wireless wide area network(WWAN) version of the PDT 7500 in 2000.

     In 2001 the Company introduced the PDT 8100 series, which bridges the gap between pure pen-based and key-based mobile data collection solutions. The PDT 8100 is the first "Pocket PCr" device available with multiple keyboard options. It is also sealed to IP54 standards, and has batch, WLAN and WWAN options. The PDT 8100 features a large easy to read one-quarter VGA display, backlit keyboard and rechargeable extended-use lithium-ion battery. The PDT 8100 uses an Intelr Strong ARM processor operating at 206 MHz, and can be equipped with 32 or 64 MB of RAM, and 32 MB of ROM.

     In 1995, the Company introduced its first wearable scanning system, the WSS 1000, an innovative hand-mounted bar code-based information transaction system that allows mobile hands-free bar
code scanning, information collection and LAN connectivity.   The

WSS 1000 wearable computer system was designed for users who rely on the efficiency and accuracy of bar code scanning but require the use of both hands to perform job functions. The system, which consists of two components, combines the RS-1, a miniature scanner worn as a ring that allows the user to simply touch a thumb and index finger contact switch to scan a bar code and a compact, light-weight, wrist mounted computer with display which permits wireless communication to the host computer. In 1997, the Company introduced the WS 1200-LR, a back-of-the-hand mounted scanner. Similar to the RS-1 wearable scanner, the WS 1200-LR is triggered by a thumb-actuated switch mounted on the user's index finger, however the WS 1200-LR is capable of scanning at longer distances than the RS-1 ring scanner. In 2001, the Company introduced the SRS-1 ring scanner, a lightweight low profile design that allows users to pick, scan and pack items in tight spaces.

     The PTC-2134 and PTC-2234 are pen-based mobile computing devices which were added to the Company's product offerings in 2000 as a result of the Telxon acquisition. The PTC-2134 features a diagonal full-VGA touch-screen and supports Windows 95 and Windows CE. The PTC-2134 supports WLAN. The PTC-2234 extends the PTC-2134 series for use in hazardous locations and is approved for use with a non-incendive rating.

     In 1998, the Company and Palm Computing, Inc., developer of the Palm? line of hand-held computers, entered into an agreement under the terms of which the Company manufacturers and distributes touch- and pen-input personal productivity tools utilizing the Palm operating system with an embedded bar code reading device. A new agreement between the Company and Palm Computing, Inc. was executed in 2001. Introduced in 1998, the SPT 1500, a pocket sized mobile computing device based upon the Palm III architecture was the first of such products introduced by the Company. In 1999, the Company introduced the SPT 1700, a ruggedized version of the SPT 1500 with wireless LAN communication capability. In 2001, the Company introduced the SPT 1800, with a 33MHz processor and a high contrast LCD display. With an embedded laser scan engine, the SPT 1700 and the SPT 1800 provide users with the latest bar code scanning technology for collecting information and the Palm operating system allows programmers to easily build applications using scan-embedded graphical development tools. Designed for use in office workflow automation, route accounting, healthcare, education, retail, industrial and warehouse settings, the SPT 1700 is suited for use in any application where mobile workers need to collect and manage information at the point of activity. The SPT 1700 has 2MB each of random access memory and flash memory and is available in an optional 4MB of flash memory and 8MB of random access memory configuration to accommodate larger application demands. In

2000, the Company introduced a version which reads two-dimensional bar codes as well as one-dimensional barcodes. The
SPT 1800 is intended to replace the SPT 1700 in 2002.

     The Company also introduced two WWAN versions of the SPT 1700 in 2000, the SPT 1733 and SPT 1734. The SPT 1733 works with the CDPD network while the SPT 1734 is based on the GSM standard. Both products offer Internet connectivity and enable access to web-based applications or corporate intranet data from any phone where wireless IP service is available.

     Introduced by the Company in 1999, the PPT 2700 mobile computing device is substantially similar to the SPT 1700; however, it is based on the Microsoft Windows CE operating system. Designed to work specifically with mobile computers, the Windows CE operating system allows PPT 2700 users to collect information via a familiar Windows interface and allows developers to create applications with standard 32-bit desktop tools. In 2000, the Company introduced a version of the PPT 2700 that runs on Microsoft's Pocket PC operating system. The PPT 2700's ruggedized design, integrated laser scan engine and Spectrum 24 WLAN connectivity allow users in harsh environments, such as warehouse management, and in diverse applications, from medical service providers to school administrators and teachers, to access remote information at the point of activity. The Company also introduced in 2000 a version of the PPT 2700 that reads two-dimensional bar codes as well as WWAN versions of the 2700 that operate on the CDPD and GSM networks, respectively. In 2001, the Company introduced the PPT 2800, a Pocket PC based terminal that includes bar code scanning and real time wireless communication options. The PPT 2800 features extensive Internet browsing capabilities, WLAN or WWAN communication, the Intelr StrongARM SA 1110 processor, running at 206 MHz, and 32 or 64 MB of RAM, and 32 MB of ROM. In 2001, the Company also introduced versions of the PPT 2800 with a color screen. The PPT 2800 is intended to replace the PPT 2700 in 2002.

     In 2001, the Company also introduced the SPS 3000, the first expansion pack that delivers integrated data capture and real-time wireless communication to users of the Compaq iPAQT Pocket PC. The SPS 3000 pack attaches easily to the Compaq iPAQ Pocket PC H3600 or H3100 Series, and is available in these feature configurations: scanning only, WLAN only, and scanning and WLAN.

     In 1999, the Company introduced the VRC 6900, a ruggedized vehicle mounted or wall mounted key-based computer capable of withstanding extreme temperatures and harsh industrial environments.

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

     In 2001, the Company introduced the VRC 7900 series vehicle radio computer. The VRC 7900 features a 32 bit StrongARM? processor, the Windows CE operating system, a 65-key QWERTY keyboard and a 1/2 VGA color display. It supports real-time servicing, tracking, put-away and shipping applications. A quick-release mounting bracket easily secures the VRC 7900 to fixed-mount locations or forklifts, and allows for faster porting between vehicles. The VRC 7900 is also sealed to IP65 standards and supports both Spectrum 24 2Mbps and 11 Mbps data rate radios.

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

     In 2001, the Company introduced the CobraT LS 1900 series, a lower cost, lightweight, ergonomically designed scanner. The LS 1900 scanner, available in a trigger operated version or with a hands-free stand to allow for presentation scanning is ideal for use in convenience, retail and specialty stores.

     In 1998, the Company introduced a new category of "smart scanners", the P 460. The P 460 is a hand-held memory scanner with up to 8 MB of total memory and an integrated keypad and LCD display that provide enhanced input and output capabilities. Designed for multiple uses primarily in the retail market, the P 460 is capable of operating interactively with a host as a corded scanner for point-of-sale applications, while a wireless version, the P 470, provides wireless point-to-point communications for back-office or in-store applications such as physical inventory, cycle counts and gift registry.

     The P 300 Series, introduced in 1999, is an extension of the P 460 family of smart scanners. Ruggedized and ergonomically designed, the P 300 is a hand-held scanner that meets stringent industrial standards and can withstand harsh environments. The Company's "smart" cables provide scanner-to-host computer communication and advanced data formatting allows users to easily program the P 300 to match their host system's data input formats. Versions of the P 300 can also read two-dimensional bar codes and other versions transmit information wirelessly over the Company's Spectrum 24 WLAN. The P 360, is a version of the P 300 featuring a top-mounted keypad and display for entering and viewing data. The P 370 is a cordless version of the P 360.

     In 1999, the Company introduced the Vision System 4000 (VS
4000) Series, the first in an intended series of CCD imaging devices. The VS 4000 is a hand-held image scanner capable of reading bar code symbologies presented in any orientation and digital image capture. An embedded CCD imaging engine provides VGA resolution images and user-selectable imaging options, and allows users to choose image characteristics such as compression, quality, transfer time and file size.

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

     Introduced by the Company in 2000, the Cycloner M 2000 Series is a versatile countertop projection and hand-held scanner that allows users to select from three different scan patterns depending upon their scanning requirements. With an integrated laser scan engine, the M 2000 is capable of scanning in a rotating omni-directional scan pattern for reading linear bar codes in any orientation, a smart raster scan pattern for reading two-dimensional bar codes and a high density single line scan pattern for reading poorly printed and damaged bar codes. Designed for retail and light industrial use, the M 2000's ergonomic built-in stand provides for both hand-held scanning and hands-free counter top or wall mount scanning.

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

     In 2000, the Company introduced the Magellanr SLT Slimline family of 360-degree scanners for high volume point of sale environments such as supermarkets, hyper markets and mass merchandisers. The Magellan family includes a scanner/scale version that provides added functionality and increases productivity at the check-out counter.

     In 2001, the Company introduced the MK 1000 microkiosk, an interactive, automated customer self-service device. An integrated omni-directional scanner allows customers to simply pass a bar code label in front of the MK 1000's scan window and an easy-to-read display provides price and product information and real-time information on in-store and frequent shopper promotions.

     In 1990, the Company began marketing bar code laser scan engines that are integrated by unaffiliated third parties into their portable computing devices.

     The SE 1200, introduced by the Company in 1996, measures
1.15 cubic inches and weighs a little more than one ounce, enables third party manufacturers to integrate high-performance laser scanning into a variety of devices including hand-held computers, medical instruments, diagnostic equipment, lottery terminals and vending machines. The SE 1200 has a working range and ability to read poor quality bar codes equal to that of hand-held scanners. In 1997, the Company introduced a high density version of the SE 1200 capable of reading miniaturized bar codes. In 2000, the Company released an advanced long range version of the SE 1200 capable of scanning at distances up to 30 feet.

     The SE 900, introduced by the Company in 1998, is one of the smallest, lightest scan engines available today. Measuring only
0.2 cubic inch, the SE 900 is 20 percent the size and 15 percent the weight of the SE 1200, allowing third party manufacturers to integrate bar code scanning capabilities into smaller devices without compromising the ergonomic design of the device. The High Speed SE 900 HS, introduced in 1999, scans at a speed of up to 200 scans per second and has a working range of 2 to 23 inches and is capable of reading both one-dimensional and two-dimensional symbologies.

     The SE 9100 Series scan engine, introduced in 1995, is a high speed, omni-directional scan engine providing dense scan line coverage from the face of the scanner up to a distance of eight inches allowing quick "swipe" scanning as well as standard presentation scanning.

     Introduced by the Company in 1999, the SE 3223 scan engine scans at speeds of up to 600+ scans per second, and supports three modes of operation; single scan line mode, smart raster mode for reading two-dimensional symbols and a "cyclone" pattern for omni-directional scanning of linear bar codes in any orientation. In 2000, the Company introduced the SE 2223 scan engine optimized for aggressive reading of both one-dimensional and two-dimensional symbols using "Smart" raster technology.

      Introduced in 1994, the LS 1220 is a fixed-mount scanner designed for variety of devices requiring accurate unattended automated data entry such as kiosks, ATMs, and lottery terminals.

      In 1996, the Company introduced the LS 6804 fixed-mount scanner, a high-speed raster scan engine in a durable die-cast metal housing that can read any one-dimensional or two-dimensional PDF417 bar code quickly and accurately.

     In 1999, the Company introduced the SE 4200 series imaging engine, a high-performing CCD image processor that is capable of reading all major one-dimensional and two-dimensional bar code symbologies and digital image capture.

     In 1993, the Company introduced a self shopping system for food and non-food retailers. The system, which is integrated with the retailer's point-of-sale system, utilizes a mobile computing device with an integrated laser scanner that allows shoppers to scan and tabulate their purchases as they shop. The system has been installed worldwide at selected mass merchandise, retail, food and other retail operations.

     In 1996, the Company introduced a version of the self shopping system capable of communicating via the Company's WLAN which has replaced the batch version of the system. This wireless system enables distribution of marketing and promotional content to consumers while they shop. There are currently self shopping systems installed or ordered in over 500 stores in 40 chains in 20 countries on 5 continents.

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

     The Company enhanced its consumer scanning product line in 2000 by introducing the CS-1504, a laser scanner small enough to fit on a key chain. The highly portable device allows consumers to read bar codes and link to the web, or create a shopping list, anywhere. Up to 150 bar codes can be stored in its internal memory. Its functionality includes scan, delete and clear, and it can be linked to a computer with a cable connection.

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

     The Company offers spread spectrum-based, WLAN products. Spectrum 24r, introduced in 1995, is a high-performance, frequency hopping network that operates at 2.4 GHz frequency. Based on spread spectrum RF technology, Spectrum 24 networks provide real-time wireless data communications with a host computer for hundreds of portable and fixed-station computers and radio-integrated scanners. In 1998, the Company introduced a 2Mb version of the Spectrum 24 network and in 1999, the Company introduced a direct sequence, WLAN that supports high throughput applications up to 11 Mbps. This high data rate WLAN, based on the IEEE 802.11b open airwaves standard for 11 Mbps data transmission, now provides users with high-speed wireless capabilities for rapid data transfer from server to terminal, image transfer, Internet communications, customer self-scanning services and streaming video. In 2000 and 2001, the Company introduced additional 802.11 compliant 11 MB radio cards and access points. Installation of the Company's wireless networks at various customer sites began in 1991 and these networks are now installed in over 50,000 sites worldwide. The spread spectrum-based systems work in tandem with a broad range of the Company's wireless mobile computing and telephony devices.

     In 1998, the Company introduced the NetVision? wireless LAN telephone system. Based upon voice-over IP technology, the telephone which looks like a standard cellular telephone, allows users to place or receive calls worldwide, without additional charge, between other telephones or PC-based telephones located at any site served by an internal TCP/IP network. To date sales of the NetVision telephone have not been material. The NetVision system connects to a user's TCP/IP system via the Company's Spectrum 24 WLAN. In 1999, the Company introduced a new network appliance in the NetVision line, the NetVision Data Phone. The NetVision Data Phone integrates voice communication, a bar code scanner, a data entry keypad, a Web browser, a serial port for printing and a Spectrum 24 WLAN radio card into a single lightweight device that allows users to bridge the gap between voice and data networks and the Internet. The combination of communication capabilities makes the NetVision Data Phone a useful productivity tool for a wide range of industries including retail, warehouse, healthcare and education. In 2001, the Company introduced a Spectrum 24 high rate 802.11b version of the NetVision phone and several new NetVision software clients.

     Product list prices for the Company's products generally range between $100 to $11,000, depending on product configuration. The Company offers discounts off list price for quantity orders and sales are frequently made at prices below list price.

Software and Programming Tools

     The Company's products and systems utilize software which consists of a number of specialized applications and communications software programs, that run under a variety of operating platforms including Microsoft MS-DOSr, Caldera DR-DOS, Palm OS, Microsoft Windows?, Microsoft Windows CE and Microsoft Pocket PC. A series of application development kits (ADKs) and software development kits (SDKs) are available to allow the Company's programmers, value added resellers (VARs) and end-user customers to develop applications that fully utilize the integrated features of the Company's family of mobile computing devices. The ADKs and SDKs provide the software drivers and libraries required to maximize product performance. Used in conjunction with industry standard development tools, software developers can easily create and support applications to meet specific customer requirements.

     The Company also provides scalable network management software that allows users at local and remote sites to administer, configure and manage the Company's Spectrum One and Spectrum 24 wireless network systems. The Company recently introduced AirBEAMr software that allows users to upgrade operating systems on, and distribute application software to, key-based and pen-based mobile computing devices over any wireless local area network.

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

Global Services

General

     The Company's global services organization incorporates a full range of professional and customer support services - from project planning and network design through integration and installation to ongoing service and support. Services are aligned to address the four phases of a systems project:
Planning, Development, Implementation, and Support. Services are modular and can be tailored to match customer requirements. Services are sold both directly to end-user customers and through the Company's business partners.

     During the fourth quarter of 2001, the Company segregated the service activities of its business and formed a new global services organization.

Professional Services

     The Company's professional services address the first three phases of a systems implementation. Planning services include consulting services, network design services, site survey, and project management. Development services include system integration, custom training, custom hardware development, and application development. Implementation services provide for the physical installation of hardware and software, as well as configuration and test of the system both before and after installation. Services include staging, installation services, and system commissioning.

     The Company's Wireless Network Services incorporate a focused subset of services required for wireless network implementation and ongoing support.

Customer Service and Support

     The Company has a customer service and support organization that provides repair and maintenance service for the Company's products. The Company currently offers a variety of service arrangements to meet customer needs. The Company's service contracts generally have a term of from one to five years.

     The Company's On-Site System Support program provides for maintenance and repair at the customer's location. Service is initiated via a phone call; a Symbol Support Specialist will then offer problem determination and resolution. If an on-site response is required, a Symbol Customer Service representative will be dispatched to the customer location, within the response time commitments of the service agreement. On-site system support can be tailored to meet business needs through prioritized response options and expanded coverage days and hours.

     Depot service includes maintenance and repair at the Company's service centers or through company-certified repair providers. Service Center programs offer the ability to tailor response times and turn-around times and can be further tailored through the selection of defined options. In addition, the programs can be customized to meet unique requirements of the individual customer. The Company offers a single repair point for the repair and maintenance of both Company and selected third party products.

     For products outside of warranty, the Company offers flat rate service on a non-contract, as-needed basis.

     The Company undertakes to correct defects in materials and workmanship for a period of time after delivery of its products. The period of time covered by these warranties varies depending on the product involved as well as contractual arrangements but is generally twelve months.

     The Company's domestic customer support operations include service center locations in Arkansas, California, Georgia, Indiana, Idaho, Illinois, Kentucky, Michigan, Minnesota, New York, Texas and West Virginia. The Company's foreign customer service centers include locations in Argentina, Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Norway, Singapore, South Africa, Spain, Sweden, and the United Kingdom. The Company's service centers are ISO 9002 certified. These centers enhance the Company's ability to respond to its customers' requirements for fast, efficient service.

     The Company's service repair operations are complemented by Customer Support Centers, providing telephone, email and web support to Company associates, business partners and customers. The Symbol Support Center in Holtsville, NY offers 7 x 24 support, 365 days a year. Calls are answered directly by experienced support technicians. Back-up support to these technicians is provided by technicians in the Company's San Jose facility. Worldwide support is provided through local company offices.

     Combined services revenue comprised 21.1 percent, 15.0 percent and 14.9 percent of total revenue for the years ended
December 31, 2001, 2000 and 1999, respectively.
                                  -15-



Sales and Marketing

     The Company presently markets its products domestically and internationally through a variety of distribution channels, including a direct sales force, original equipment manufacturers, VARs and sales representatives and distributors. VARs distribute the Company's products to customers while also selling to those customers other products or services not provided by the Company. The Company's sales organization includes domestic sales offices located throughout the United States and foreign sales offices in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Italy, India, Japan, Mexico, the Netherlands, Norway, Peru, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, the United Arab Emirates, and the United Kingdom.

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

     The following table sets forth certain information as to international sales of the Company:
                                       Year Ended
                                       December 31,__________
                                     (in thousands)
                                 2001      2000      1999
     Area
EMEA
(Europe, Middle East, Africa)  $393,236   $355,736  $343,507
Asia Pacific                   $ 83,268   $ 82,051  $ 64,577
Other                          $ 88,652   $ 95,861  $ 75,272

     The Company undertakes hedging activities to the extent of known cash flow in an attempt to minimize the impact of foreign currency fluctuations.

Manufacturing

     The products that are manufactured by the Company are
                                  -16-


manufactured at its Bohemia, New York and Reynosa, Mexico facilities. Beginning in the fourth quarter of 2001 the Company began to transition its internal production of existing products from Bohemia to Reynosa. The Company expects this transition to be completed in the first half of 2002. The Company expects to use a facility in Bohemia as a new product introduction center. If this transition does not proceed as smoothly as anticipated, or is delayed, the Company's operating results could be negatively affected.

     While components and supplies are generally available from a variety of sources, the Company presently depends on a single source or a limited number of suppliers for several components of its equipment, certain subassemblies and certain of its products. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts and allocation of such parts by suppliers that had an adverse impact on the Company's ability to deliver its products as well as the cost of producing such products. While the Company has increased inventory levels and entered into contracts with suppliers of parts that it anticipates may be in short supply, there can be no assurance that additional parts will not become the subject of such shortages or that such suppliers will be able to deliver the parts in fulfillment of their contracts.

     Due to the general availability of components and supplies, the Company does not believe that the loss of any supplier or subassembly manufacturer would have a long-term material adverse effect on its business although set-up costs and delays could occur in the short-term if the Company changes any single source supplier.

     Certain of the Company's products are manufactured by third parties, most of which are outside the United States. In particular, the Company has a long term strategic relationship with Olympus Optical, Inc. of Japan ("Olympus") pursuant to which Olympus and the Company jointly develop selected products which are manufactured by Olympus exclusively for sale by the Company. The Company is currently selling several such products and the Company expects the number of products developed in collaboration with Olympus to increase in the future. The Company has the right to manufacture such products if Olympus is unable or unwilling to do so, but the loss of Olympus as a manufacturer could have, at least, a temporary material adverse impact on the Company's ability to deliver such products to its customers. The Company has no reason to believe that Olympus will not continue to manufacture products under this arrangement.

     The failure of any other third party to supply products to the Company could have an adverse affect on the Company's ability to deliver such products to its customers. Third party suppliers of products to the Company have been subject to the same
                                  -17-


shortages of electronic parts and allocation of such parts.
However, the Company has no reason to believe that these suppliers will be unable to meet their supply or delivery obligations to the Company over any extended period.

     The Company employs certain advanced manufacturing processes that require highly sophisticated and costly equipment and are continuously being modified in an effort to improve efficiency, reduce manufacturing costs and incorporate product improvements.

     The Company maintains sufficient inventory to meet customers demands for products on short notice, as well as to meet anticipated sales levels. If the Company's product mix changes in unanticipated ways, or if sales for particular products do not materialize as anticipated, the Company may have excess inventory or inventory that becomes obsolete. In such cases, the Company's operating results could be affected negatively.

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

     The Company uses both its own associates and from time-to-time unaffiliated consultants in its product engineering and research and development programs. Dr. Jerome Swartz, Chairman of the Board of Directors, Chief Executive Officer and Chief Scientist leads the Company's research, patent and new product development programs. From time-to-time the Company has participated with and/or partially funded research projects in conjunction with a number of universities including the State

University of New York at Stony Brook, Polytechnic University of
New York and Massachusetts Institute of Technology.

     The Company expended (including overhead charges) approximately $61,536,000, $51,125,000, and $38,426,000 for research and development during the years ended December 31, 2001, 2000, and 1999, respectively.

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

     The Company believes that its principal competitors are Agere Systems, Inc., Casio, Inc., Cisco Systems, Inc., Compaq Computer Corporation, Datalogic S.P.A., Fujitsu, Ltd., Hewlett-Packard Company, Intermec Technologies Corporation, LXE Inc., Matsushita Electric Industrial Co., Ltd., Metrologic Instruments, Inc., Motorola, Inc., NCR Corporation, NipponDenso Co., Opticon, Inc., Proxim, Inc., PSC, Inc., Psion Teklogix Inc., and Welch Allyn Data Collection, Inc.

Patent and Trademark Matters

     The Company files domestic and foreign patent applications to support its technology position and new product development. The Company owns over 685 U.S. Letters Patents covering various aspects of the technology used in the Company's principal products, and has entered into cross-license agreements with other companies. In addition, the Company owns numerous foreign companion patents. The Company has also filed additional patent applications in the U.S. Patent and Trademark Office as well as in foreign patent offices. The Company will continue to file patents, both United States and foreign, to cover its most recent research developments in the scanning, information collection and network communications fields. One of the Company's basic patents covering hand-held laser scanning technology expired on June 6, 2000, and a key companion patent will expire in June 2003. A key scanner integrated computer patent will expire in 2005. While it is possible that products might be designed that would have infringed the patent which expired in 2000 but do not infringe the patent which expires in 2003, the Company believes that such products would be sufficiently inferior as compared to current hand-held products that they would not gain meaningful customer acceptance in the marketplace. Accordingly, the Company does not believe that the introduction of such products would have a material adverse effect on the Company or its competitive position. Furthermore, the expiration of the patent in 2000 has not diminished the Company's royalty income from licensees because all of the Company's license agreements that grant rights under these patents include both patents and the products that licensees are selling. The license agreements are structured so that there is no reduction in royalty payments upon the expiration of any one patent.

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

     On May 1, 2001, the Company filed an answer and counterclaim in response to Proxim's suit. The Company has responded by asserting its belief that Proxim's asserted patents are invalid and not infringed by any of the Company's products. In addition, the Company has asserted its belief that Proxim's claims are barred under principles of equity, estoppel and laches. The Company believes Proxim's claims are without merit. The Company has also filed counterclaims against Proxim, asserting that Proxim's RF product offerings infringe four of the Company's patents relating to wireless LAN technology. The Company has requested the Court grant an unspecified amount of damages as well as a permanent injunction against Proxim's sale of its wireless LAN product offerings. The Court has severed the Company's counterclaim against Proxim involving the four of the Company's patents relating to wireless LAN technology from Proxim's initial case.

     On May 14, 2001, the Company announced that an agreement had been reached with Intersil Corporation, a supplier of key wireless LAN chips to the Company. Under this agreement, Intersil will generally indemnify and defend the Company against Proxim's initial infringement suit.

     On December 4, 2001, the Company filed a complaint against Proxim in the United States District Court in the District of Delaware asserting that Proxim's RF product offerings infringe four of the Company's patents relating to wireless LAN technology. This complaint asserts the same four patents that were asserted in the Company's counterclaim against Proxim in the initial Proxim case prior to the severance of this counterclaim by the Court. On December 18, 2001, Proxim filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four patents asserted by the Company, injunctive and monetary relief for the Company's alleged infringement of one additional Proxim patent involving wireless LAN technology, monetary relief for the Company's alleged false patent marking, and injunctive and monetary relief for the Company's alleged unfair competition under the Lanham Act, common law unfair competition and tortious interference.

     On January 31, 2002, the Company filed an answer in response to Proxim's counterclaim. The Company has responded by asserting its belief that Proxim's asserted patent is invalid and not infringed by any of the Company's products. In addition, the

Company has asserted its belief that Proxim's patent claims are barred under principles of equity, estoppel and laches. Also on January 31, 2002, the Company filed a motion to dismiss Proxim's claims regarding false patent markings, Lanham Act, common law unfair competition and tortious interference. This motion is currently pending. The Company believes these claims to be without merit.

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

      On April 12, 2000, the Lemelson Partnership filed its answer to the complaint in the Symbol et al. v. Lemelson Partnership case. In the answer, the Lemelson Partnership included a counterclaim against the Company and the other plaintiffs seeking a dismissal of the case. Alternatively, the Lemelson Partnership's counterclaim seeks a declaration that the Company and the other plaintiffs have contributed to, or induced infringement of particular method claims of the patents-in-suit by the plaintiffs' customers. The Company believes these claims to be without merit.

     On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying, superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal. The Federal Circuit heard oral argument on this appeal on October 4, 2001. On January 24, 2002, the Federal Circuit found for the Auto ID companies, holding that the defense of prosecution laches exists as a matter of law. On March 20, 2002 the Federal Circuit denied Lemelson's petition for rehearing in banc. Accordingly, the issue will be remanded to the Court in Nevada to consider whether the laches defense is applicable to the Lemelson case. No date has yet been set by the Court in Nevada for the resolution of this issue.

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

     On May 14, 2001, the Auto ID companies filed another motion for summary judgment arguing that Lemelson's patents at issue are unenforceable because of Lemelson's inequitable conduct before the U.S. Patent and Trademark Office. On June 19, 2001, the Lemelson Partnership filed a combined opposition to the motion of the Auto ID companies for summary judgment and its own cross-motion for partial summary judgment that no such inequitable conduct occurred. On July 10, 2001, the Auto ID companies filed a combined reply in support of their summary judgment motion and opposition to the Lemelson Partnership's partial summary judgment cross-motion. On November 13, 2001, the District Court denied both the Auto ID companies' motion and Lemelson's cross-motion. In doing so, the Court did not rule on the merits of the matters raised in the motions, but instead held that there remain triable issues of material fact that preclude granting summary judgment in favor of either party.

     On July 25, 2001 the Court entered an order setting a schedule that culminates with a trial currently scheduled for August 2002. Under this timetable, the Auto ID companies' arguments relating to invalidity, unenforceability and/or non-infringement of the so-called "bar code" patents will be briefed by motion at the appropriate time, or at trial.

     On August 1, 2001, the Auto ID companies filed another motion for partial summary judgment arguing that the Lemelson Partnership is not entitled, as a matter of law, to rely on a now-abandoned Lemelson patent application filed in 1954 to provide a filing date or disclosure for the claims of the
patents-in-suit.   On November 13, 2001, the District Court
denied the Auto ID companies' motion. In doing so, the Court did not rule on the merits of the matters raised in the motion, but instead held that there remain triable issues of material fact that preclude granting summary judgment.

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

Government Regulations

     The use of lasers and radio emissions are subject to regulation in the United States and in other countries in which the Company does business. In the United States, various Federal agencies, including the Center for Devices and Radiological Health of the Food and Drug Administration, the FCC, the Occupational Safety and Health Administration and various State agencies, have promulgated regulations which concern the use of lasers and/or radio/electromagnetic emissions standards. Member countries of the European community have enacted standards concerning electrical and laser safety and electromagnetic compatibility and emissions standards.

     The Company believes that all of its products are in material compliance with current standards and regulations; however, regulatory changes in the United States and other countries may require modifications to certain of the Company's products in order for the Company to continue to be able to manufacture and market these products.

     The Company's RF mobile computing devices include various models, all of which intentionally transmit radio signals as part of their normal operation. Certain versions of the Company's hand-held computers and its Spectrum One and Spectrum 24 networks utilize spread spectrum radio technology. The Company has obtained certification from the FCC and other countries' certification agencies for its products that utilize this radio technology. Users of these products in the United States do not require any license from the FCC to use or operate these products. Certain of the Company's products transmit narrow band radio signals as part of their normal operation. The Company has obtained certification from the FCC and other countries' certification agencies for its narrow band radio products. Users of these products in the United States do not require any license from the FCC to use or operate these products. The Company also markets radio products that utilize cellular radio technology. The Company has obtained certification from the FCC and other countries' certification agencies for its products that utilize this radio technology. Users of these products in the United States do not require any license from the FCC to use or operate these products.

     In all cases, such certification is valid for the life of the product unless and until the circuitry of the product is altered in material respects, in which case a new certification may be required.

Employees

     At December 31, 2001, the Company had approximately 5,250 full-time employees. Of these, approximately 3,100 were employed domestically. The Company also employs temporary production personnel. None of the Company's U. S. employees are represented by a labor union. Some employees outside of the United States are represented by labor unions. The Company considers its relationship with its employees to be good.

Item 2.  Properties

         The following table states the location, primary use and approximate size of all principal plants and facilities of the Company and its subsidiaries and the duration of the Company's tenancy with respect to each facility.

Location             Principal Use        Size             Tenancy/Ownership

One Symbol Plaza     World Headquarters   299,000 square   Owned
Holtsville, NY                            feet

McAllen, Texas       Distribution         approximately    Owned
                     Facility             334,000 square
                                          feet*

Reynosa, Tamaulipas  Manufacturing        290,000 square   Owned
Mexico                                    feet**

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

12 & 13 Oaklands Pk. Customer Service     21,700 square    Owned
Fishponds Road                            feet
Wokingham, Berkshire
England

110 Orville Drive    Manufacturing        110,000 square   Leased:  expires
Bohemia, NY                               feet             August 31, 2009

Valley Oak           Network Systems      100,000 square   Leased:  expires
Technology Campus    Engineering,         feet             August 12, 2009
San Jose, CA         Marketing

1101 Lakeland Ave.   Manufacturing,       90,400 square    Leased:  expires
Bohemia, NY          Administration and   feet             August 31, 2009
                     Distribution

El Paso, Texas       Customer Service     62,660 square    Leased:  expires
                     Center and Warehouse feet             December 14, 2007

Berkshire Place      EMEA Headquarters,   55,500 square    Leased:  expires
Winnersh Triangle    Marketing and        feet             December 31, 2012
Winnersh, Wokingham  Administration and
Berkshire, England   U.K. Headquarters

Juarez, Mexico       Customer Service     50,000 square    Leased:  expires
                     Center and Warehouse feet             April 13, 2004

* The McAllen facility is scheduled for completion in the first half of 2002.
** The Company is scheduled to complete a 150,000 square foot expansion of this facility to bring it to a total of 290,000 square feet in 2002.

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

     On August 25, 1999, the Court appointed lead plaintiffs and their counsel, ordered the filing of an Amended Complaint, and dismissed 26 of the 27 class action suits without prejudice and consolidated those 26 cases into the first filed action. The lead plaintiffs appointed by the Court filed an Amended Class Action Complaint on September 30, 1999. The Amended Complaint alleges that the defendants engaged in a scheme to defraud
                                  -28-



investors through improper revenue recognition practices and concealment of material adverse conditions in Telxon's business and finances. The Amended Complaint seeks certification of the identified class, unspecified compensatory and punitive damages, pre- and post-judgment interest, and attorneys' fees and costs. Various appeals and writs challenging the District Court's August 25, 1999 rulings were filed by two of the unsuccessful plaintiffs but have all been denied by the Court of Appeals.

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

     On February 20, 2001, Telxon filed a motion for leave to file and serve instanter a summons and third-party complaint against third-party defendant PricewaterhouseCoopers LLP ("PWC") in shareholders' class action complaints. Telxon's third-party complaint against PWC concerns PWC's role in the original issuance and restatements of Telxon's financial statements for its fiscal years 1996, 1997, 1998 and its interim financial statements for its first and second quarters of fiscal year 1999, the subject of the class action litigation against Telxon.
Telxon states causes of action against PWC for contribution under federal securities law, as well as state law claims for accountant malpractice, fraud, constructive fraud, fraudulent concealment, fraudulent misrepresentation, negligent misrepresentation, breach of contract, and breach of fiduciary duty. With respect to its federal claim against PWC, Telxon seeks contribution from PWC for all sums that Telxon may be required to pay in excess of Telxon's proportionate liability, if any, and attorney fees and costs. With respect to its state law claims against PWC, Telxon seeks compensatory damages, punitive damages, attorney fees and costs, in amounts to be determined at trial. Thereafter plaintiffs sued PWC directly and that action was consolidated.

     On April 30, 2001, the Court granted Telxon's motion to file
                                  -29-


and serve its third-party complaint against PWC. The Court reserved judgment on Telxon's request to have the Complaint deemed filed instanter on the date of Telxon's motion for leave to file the same - February 20, 2001. Pursuant to the Court's request the parties have submitted briefs on the issue of Telxon's motion for leave to file and serve the third-party complaint instanter. The issue is currently being considered by the Court.

     PWC has filed a motion to dismiss both Telxon's third-party complaint and the PWC action. The parties have fully briefed the motion. The Court heard oral argument on PWC's motions on September 10, 2001. On March 25, 2002, the Court ruled on the pending motions. As to Telxon's third-party complaint against PWC, the Court held that it was timely filed, and that Telxon's allegations of scienter by PWC under the Federal securities laws were sufficiently pled, that Telxon's state law fraud claims were sufficiently pled, and that Telxon's breach of fiduciary duty, constructive fraud and fraudulent concealment claims against PWC should not be dismissed at the pleading stage. The Court denied PWC's motion to dismiss Telxon's claims for contribution under the Federal securities laws with respect to Telxon's restatements of its 1996, 1997 and 1998 audited financial statements, and granted PWC's motion to dismiss Telxon's contribution claims with respect to the restatements of its unaudited first and second quarter 1999 financial statements. The Court also denied PWC's motion to dismiss the separate action filed against it by the plaintiffs.

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

     By letter dated March 9, 2001, the Division of Enforcement of the Commission informed Telxon that it had made a preliminary determination to recommend that the Commission initiate an action against Telxon for violation of various sections of the federal securities laws and regulations and to seek permanent injunctive relief and appropriate monetary penalties against Telxon. The Division of Enforcement also indicated that it intended to recommend similar action against three former employees of Telxon. On March 6, 2002 Telxon accepted an offer of settlement resolving this investigation.

Pursuant to the settlement, Telxon neither admitted nor denied certain findings by the Commission, and consented to the entry of an administrative Cease and Desist Order prohibiting Telxon from
                                  -30-


committing or causing any violation, and any future violation of certain reporting, record-keeping and internal control provisions of the Securities Exchange Act of 1934. Two former employees of Telxon also settled administrative proceedings without admitting or denying certain findings by the Commission and by consenting to the entry of an administrative cease and desist order prohibiting them from committing or causing any violation and any future violation of certain reporting, record-keeping and internal control provisions of the Securities Exchange Act of 1934. The Commission on March 5, 2002 also filed suit against Kenneth W. Haver, former Chief Financial Officer of Telxon, for fraud in connection with the company's financial statements and earnings press release for the quarter ended September 30, 1998.

Symbol Litigation

     On March 5, 2002, a purported class action lawsuit was filed, entitled Pinkowitz v. Symbol Technologies, Inc. et.al. in the United States District Court for the Eastern District of New York, on behalf of purchasers of the common stock of Symbol between October 19, 2000 and February 13, 2002, inclusive, against the Company, Tomo Razmilovic, Jerome Swartz and Kenneth Jaeggi.

     The complaint alleges that defendants violated the federal securities laws by issuing materially false and misleading statements, throughout the class period that had the effect of artificially inflating the market price of the Company's securities. Specifically, the complaint alleges that defendants engaged in the following conduct which had the effect of increasing the Company's reported revenue and profits: (1) the Company booked as profit in the third quarter of 2000 a one-time royalty payment in excess of $10 million, enabling the Company to make its third quarter projections; (2) the Company used expenses associated with its acquisition of Telxon to mask the fact that its sales were declining; and (3) the Company booked as having shipped in the first quarter of 2001 more than $40 million in inventory that included side provisions allowing customers to delay payments or return merchandise, or included products that "never left the warehouse".

     Five additional purported similar class actions have also been filed against the Company in the Eastern District of New York. The Louisiana School Employees Retirement System is the plaintiff in the second action, which also names, in addition to the Company, Jerome Swartz, Tomo Razmilovic and Kenneth Jaeggi as defendants. The Company currently does not know the identities of the other parties in the third, fourth, fifth and sixth actions filed against it. The Company believes that these litigations are without merit and intends to defend them vigorously.

                                  -31-


Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 4A.  Executive Officers of the Registrant

     The following table sets forth the names, ages and all positions and offices held by the Company's executive officers:

Jerome Swartz.......... 61   Chairman of the Board of Directors,
                             Chief Executive Officer, Chief
                             Scientist and Director

Richard Bravman.........46   President and Chief Operating
                             Officer

Leonard H. Goldner..... 54   Executive Vice President, General
                             Counsel and Secretary

Carole DeMayo.......... 45   Senior Vice President-Human
                             Resources

Ron Goldman............ 41   Senior Vice President, General
                             Manager-Marketing and Business
                             Development

Kenneth V. Jaeggi...... 56   Senior Vice President-Finance and
                             Chief Financial Officer

Joseph Katz............ 49   Senior Vice President-Research and
                             Development

Boris Metlitsky........ 54   Senior Vice President-Corporate
                             Engineering

Satya Sharma........... 61   Senior Vice President, General
                             Manager-Worldwide Operations

Robert W. Korkuc....... 39   Vice President, Chief Accounting
                             Officer

     Dr. Swartz co-founded and has been employed by the Company since it commenced operations in 1975. He has been the Chairman of the Board of Directors for more than the past fifteen years, and served as Chief Executive Officer of the Company for more than fifteen years until July 1, 2000. Dr. Swartz re-assumed the Chief Executive Officer position on February 14, 2002. Dr. Swartz was an industry consultant for 12 years in the areas of optical and electronic systems and instrumentation. He is the author of more than 30 published technical papers, and is credited with more than 160 issued
                                 -32-


and pending U.S. patents, including the Company's basic patents in hand-held laser scanning. He is a member of the Board of Trustees of Polytechnic University of New York and a member of the Board of Directors of the Stony Brook University Foundation. He is also a Fellow of the Institute of Electrical and Electronic Engineering and a member elect of the National Academy of Engineering. He has been the recipient of the Institute of Electrical and Electronic Engineers' Ernst Weber Leadership Award for career achievement.

     Mr. Bravman has been employed by the Company since 1978. In 2001, he established the Company's Integrated Systems Division. For six months prior to that, he served as Senior Vice President and General Manager of the Company's Western Area Sales and Services. From 1995 until early 2001 Mr. Bravman served as Senior Vice President and General Manager of the Mobile and Wireless Systems Division. Prior to that, he held various senior management positions including 12 years as the Company's Chief Marketing Officer.

     Mr. Goldner joined the Company in September 1990.  From
September 1979 until August 1990, he was a partner of the New
York law firm of Shereff, Friedman, Hoffman & Goodman, which was securities counsel to the Company.

     Ms. DeMayo has been employed by the Company for more than the past eight years in various human resource positions.

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

     Dr. Katz joined the Company in January 1989 and has held several positions in Research and Development. From May 1981 until January 1989, Dr. Katz held a number of positions at the Jet Propulsion Laboratory of the California Institute of Technology, the most recent of which was as Technical Group Supervisor.
                                 -33-



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

Year Ending:                         High*    Low*     Dividend

December 31, 2000   First Quarter    46.00    22.86      $.015
                    Second Quarter   42.31    23.49
                    Third Quarter    37.15    20.79      $.01
                    Fourth Quarter   30.99    17.08

December 31, 2001   First Quarter    37.33    19.50      $.01
                    Second Quarter   32.10    20.11
                    Third Quarter    22.80     9.50      $.01
                    Fourth Quarter   18.20    10.00


      *Adjusted to reflect a three-for-two stock split, effective
April 5, 2000 and a three-for-two stock split, effective April
16, 2001.

     As of March 1, 2002 there were 1,800 holders of record of the Company's Common Stock.

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

     On February 14, 2000 and February 26, 2001, the Board of Directors of the Company declared a three-for-two stock split, payable as a 50 percent dividend, on April 5, 2000 and April 16, 2001, respectively, to all shareholders of record on March 13, 2000 and March 26, 2001, respectively.

Item 6.  Selected Financial Data

     The following table sets forth selected consolidated financial information of the Company which, for each of the years in the five year period ended December 31, 2001, is derived from the audited consolidated financial statements of the Company. These tables should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                   (in thousands, except per share data)
                                                          Year Ended December 31,__________________
Operating Results:                          2001(1)     2000(2)       1999       1998(3)    1997

Total Net Revenue                      $1,452,697    $1,449,490   $1,139,290   $977,901    $774,345

Net (Loss) Earnings                      ($53,907)     ($68,966)    $116,364    $92,964     $70,232

(Loss) Earnings Per Share:

Basic                                      ($0.24)       ($0.33)       $0.59      $0.47       $0.35

Diluted                                    ($0.24)       ($0.33)       $0.55      $0.44       $0.34

Financial Position:

Total Assets                           $1,892,674    $2,093,199   $1,047,944   $838,399    $679,190
Working Capital                          $660,475      $620,214     $351,613   $295,317    $241,846
Long-Term Debt, less
 Current Maturities                      $225,168      $201,144      $99,623    $64,596     $40,301
Stockholders' Equity                   $1,180,789    $1,201,696     $640,460   $530,928    $453,742

Weighted Average Number of Common
 Shares Outstanding:
  Basic                                   227,392       206,444      198,732    198,437     199,254
  Diluted                                 227,392       206,444      212,358    210,722     206,672

(1)  Includes pre-tax charges for costs associated with the reorganization of the Company's manufacturing facilities and an inventory writedown totaling $169,662 or ($0.51)
diluted loss per share.

(2)  Includes pre-tax charges for costs associated with restructuring, impairment and merger integration charges in connection with the acquisition of Telxon Corporation of $273,521 or ($0.97) diluted loss per share.

(3)  Includes a pre-tax charge for costs associated with a terminated acquisition of $3,597 or
$0.01 diluted earnings per share.
                                               -37-

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

     While the Company, from time to time, communicates with securities analysts, you should not assume that the Company agrees with any statement or report issued by any analyst regardless of the content of the statement or report. The Company has a policy against confirming the accuracy of forecasts or projections issued by others. If reports issued by securities analysts contain projections, forecasts or opinions, those reports are not the responsibility of the Company.

2002 Projections. The Company has provided guidance with respect to projected financial performance in 2002. There can be no assurance that the Company will meet or exceed these projections.

The Company's projections could be affected by general industry and market conditions and growth rates, United States and foreign economic and political conditions, including the global economic slowdown and interest rate and currency exchange rate fluctuations and other future events. Following are some of the risks, uncertainties and assumptions that could affect the outcome of the projections.

     - Revenue is difficult to predict. Current projections are based upon an improvement in the level of economic activity in general and increased IT spending in particular, especially in the second half of 2002.
        If these improvements do not occur, or occur at a slower rate than expected, our results of operation are likely to be below our projections.
     - In the past, the Company has underestimated the severity of the impact of economic conditions, both domestic and foreign, and their negative affect on the Company's operating revenues.
     - If demand from the Company's resellers, distributors and original equipment manufacturers is less than anticipated, the Company's business and results of operations could be adversely affected. In 2001 purchases from these entities were less than anticipated by the Company.
     - There can be no assurance that the cost saving strategies implemented late in 2001 and the first quarter of 2002, will not have an adverse impact on the Company's ability to timely launch, manufacture and deliver new products and enter new markets planned for 2002.
     -  The Company operates in a highly competitive industry.
     - The failure of the Company to compete effectively, or price cutting by competitors, could adversely affect revenue.
     - The Company has developed outsourcing arrangements for the manufacture of a significant portion of its products. If these third party manufacturers fail to deliver quality products and components at reasonable prices on a timely basis, the Company's relationships with customers would be negatively affected and revenues, profitability and cash flow could decline.
     - If the products that the Company has introduced in 2001 and plans to introduce in 2002 do not become commercially accepted, customers may not buy its products and revenues, profitability and cash flow could be adversely affected.

     - Many of the Company's new products and products under development are highly complex and innovative.
        As a result, they may contain defects or errors that are detected only after installation in customers' systems. To the extent that occurs, the Company's projections could be negatively affected.
     - The failure of the Company to successfully or timely transfer the manufacture of its internally produced products from Long Island, New York to its manufacturing facility in Mexico could lead to greater than expected costs and/or late delivery of product during the first half of 2002. This would have a negative impact on profitability and the Company's ability to meet its projections.

Financial Performance. The Company's operating results may vary in the future as a result of a number of factors, including:

     -  worldwide economic conditions
     -  levels of IT spending
     -  changes in technology
     -  new competition
     -  customer demand
     -  a shift in the mix of the Company's products
     -  a shift in sales channels
     - the market acceptance of new or enhanced versions of the Company's products
     - the timing of introduction of other products and technologies
     -  cancellation or postponement of orders
     -  component shortages
     -  acquisitions made by the Company

Economic Conditions. The United States economy was in recession for some portion of 2001. There has also been concern expressed that the United States economy may fail to have a robust recovery. The European and world economy has also experienced weakness. The Company as well as numerous well-known high technology companies have missed projected earnings forecasts and performed below expectations in 2001. This shortfall in revenue and earnings is due in large part to the slowing United States economy and weakness in Europe and elsewhere. The Company's current business and operating plan assumes that economic activity in general and IT spending in particular will increase throughout 2002. The Company will not be able to meet its earning projections if weak economic conditions or lower levels of IT spending result in less than forcasted revenues. The Company's results will be negatively affected if the United States economy does not have a significant recovery, or if the European economy and world economy does not improve. The Company's business and operating results may also be negatively affected if the retail industry, which accounts for a significant portion of the Company's business, does not improve.

Acquisitions. The Company has in the past and may in the future acquire businesses or product lines as a way of expanding its product offerings and acquiring new technology. If the Company does not identify future acquisition opportunities and/or integrate businesses that it may acquire effectively, the Company's growth may be negatively affected.

Forecasts. The volume and timing of orders the Company receives during a fiscal quarter are difficult to forecast. Sometimes customers have canceled orders or rescheduled shipments ordered from the Company. The Company has operated with a backlog that is a small percentage of the revenue projected for each quarter.
The Company monitors backlog.   Because most customers order
products for delivery within 45 days, the Company does not believe that backlog provides a good indication of financial performance except for the then current fiscal quarter. During 2001, delivery of a significant number of orders was delayed to subsequent quarters than had been the case in the past. This development has made it even more difficult to use backlog as a predictor of financial performance even in the current quarter. Shipments made during a fiscal quarter are usually in response to orders received either during that quarter or shortly before the beginning of that quarter. Shipments for orders received in a fiscal quarter are usually from products manufactured in that quarter. The Company maintains significant levels of raw materials so it can meet delivery requirements of its customers. The Company may not be able to procure the appropriate mix of raw materials to accommodate all orders in a quarter. Because of the levels of current and anticipated backlog, the Company's financial performance in any quarter is dependent upon obtaining orders in that quarter which can be manufactured and delivered to its customers in the same quarter. Financial performance for any quarter is not known until near the end of that quarter. The Company's expense levels are partly based on the level of future revenues the Company expects. In the event there is a decline in projected revenue operating expenses are likely to be unusually high for any quarter causing the Company's operating profit to be negatively affected for that quarter.

Product Mix. The Company anticipate that in 2002 overall product margins will begin to increase as a result of efficiencies from the transfer of internal manufacturing to the Company's Reynosa, Mexico facility and external manufacturing to lower cost producers in China, Taiwan and Singapore. However, if the Company fails to achieve these efficiencies, or if the Company is forced to cut prices on its products, then it may not be able to achieve the projected improvement in margins, and operating results may be affected negatively.

Foreign Sales. A large portion of the Company's net revenues have been from foreign sales. In 2001, foreign sales accounted for approximately 40 percent of net revenue. These sales are subject to the normal risks of foreign operations, such as:

     -  political uncertainties
     -  currency fluctuations
     -  protective tariffs
-  trade barriers and export/import controls
     -  transportation delays and interruptions
     - reduced protection for intellectual property rights in some countries
     -  the impact of recessionary foreign economies
     -  long receivable collection periods

     Most of the Company's equipment sales in Western Europe and Asia are billed in foreign currencies and are subject to currency exchange fluctuations. In addition, much of Europe converted to mandatory use of the "Euro" currency in 2002. Since a significant portion of the Company's expenses are incurred in the United States, sales and results of operations could be affected by fluctuations in the U.S. dollar. Changes in the value of the U.S. dollar compared to foreign currencies have in the past had an impact on the Company's sales and margins. In 2001, results of operations continued to be negatively affected by the appreciation of the value of the U.S. dollar in relation to key foreign currencies. The Company cannot predict the direction or magnitude of currency fluctuations, and the Company may not continue to perform adequately if the value of the U.S. dollar in relation to key foreign currencies increases. The Company cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation of the Company's products or supplies or the effect that new barriers would have on its financial position or results of operations. The Company also cannot predict the effect the adoption of the Euro will have on European economic activity. The Company's results may be adversely affected if the adoption of the Euro hinders economic activity in Europe.

Manufacturing. If use of the Company's manufacturing facilities in Bohemia, New York or Reynosa, Mexico were interrupted by
                                  -42-


natural disaster or otherwise, the Company's operations would be negatively affected until the Company could establish alternative production and service operations.

     Beginning in the second half of 2001 and continuing in the first half of 2002, the Company is transferring substantially all of its internal production manufacturing activities to its Reynosa, Mexico facility. This transfer of operations requires the relocation of tooling, equipment and inventory that is critical to the manufacture of many of the Company's products. Loss of, damage to or late delivery of any of the tooling, equipment or inventory would cause delays in production schedules and customer shipments. The Company will continue to use a facility in Bohemia as a new product introduction center.

     Many of the Company's products and subassemblies are manufactured in the Company's manufacturing facility in Reynosa, Mexico and by third parties outside the United States. The Company anticipates that an increased percentage of new products and subassemblies will be manufactured at its Mexico facility and by third parties, including Olympus. The manufacture of these items is subject to risks common to all foreign manufacturing activities such as:

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

     The Company has experienced manufacturing problems that have caused delivery delays. The Company may experience production difficulties and product delivery delays in the future as a result of:

     -  changing process technologies
     -  ramping production
     -  installing new equipment at its manufacturing facilities
     -  shortage of key components

     Manufacturing of products in two locations subjects the Company to normal risks of managing two separate manufacturing facilities in two separate countries, including:

     -  administration of customs requirements
     -  coordination of procurement
     -  cross-border distribution
                                  -43-


     Sometimes, the Company experiences significant price increases and limited availability of components that are available from multiple sources. At times, the Company has been unable to meet product orders because parts were not available.

     While past shortages and delays have not had a negative effect on the Company's reported revenues, shortages and delays could have a negative effect on the Company's future operating results. Although the availability of components did not materially impact the Company's business in 2001, the Company cannot predict if component shortages will resurface. On occasion, the Company acquires component inventory in anticipation of supply shortages. If component availability is restored and as a result component prices decline, operating results could be negatively affected.

     Some components, subassemblies and products are purchased from a single supplier or a limited number of suppliers. The loss of any of these suppliers may cause the Company to incur additional set-up costs and delays in manufacturing and delivery of products.

     The Company purchases a large number of parts, components and third party products from Japan. The value of the yen in relation to the U.S. dollar has declined during 2001. If the value of the yen strengthens relative to the dollar in 2002, the Company's financial performance could be negatively affected.

Competition.  The Company is in a highly competitive industry that is influenced by:

     -  advances in technology
     -  product improvements
     -  new product introduction
     -  marketing and distribution capabilities
     -  price competition

     If the Company does not keep pace with product and technological advances, the Company's competitive position and prospects for growth could be negatively affected. In 2000 and continuing in 2001, many of the Company's key competitors had poor financial performance. There is likely to be continued pricing pressure in 2002 as these competitors attempt to reverse losses in their market share, which may negatively affect the Company's revenues and/or gross margins.

New Competitors. The products that the Company and its competitors manufacture and market are becoming more complex. As the technological and functional capabilities of future products increase these products will begin to compete with products being offered by larger, traditional computer, network and communications industry participants who have substantially greater financial, technical, marketing and manufacturing
                                  -44-


resources than the Company. The Company may not be able to compete successfully against these new competitors and competitive pressures may negatively affect its business or operating results.

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

Research and Development. The Company is active in research and development of new products and technologies. The Company's research and development efforts may not lead to the successful introduction of new or improved products. The Company may encounter delays or problems in connection with its research and development efforts. New products often take longer to develop, have fewer features than originally considered desirable and achieve higher cost targets than initially estimated. There may be delays in starting volume production of new products and new products may not be commercially successful. Products under development are often announced before introduction and these announcements may cause customers to delay purchases of existing products until the new or improved versions of those products are available. Delays or deficiencies in development, manufacturing, delivery of or demand for new products or of higher cost targets could have a negative effect on the Company's business, operating results or financial condition. The Company has made significant investments to develop consumer scanning products. Consumer interactive shopping and scanning, in-store and at home, is a new and developing market. The Company's business and operating results may be negatively affected if these markets do not grow, or if retailers and consumers adopt scanning products at lower rates than anticipated by the Company. The Company's efforts in consumer scanning are also dependent, in part, on applications developed and infrastructure deployed by third parties. The Company's business and operating results may also be negatively affected if third parties do not develop robust, new or innovative applications, or create appropriate infrastructure, for interactive shopping and scanning products.

System Sales. Historically, the Company has sold individual bar code scanning devices and scanner integrated mobile computing devices to customers. Increasingly, the Company's sales efforts have focused on sales of complete data transaction systems. System sales are more costly and require a longer selling cycle, and more complex integration and installation services. System sales, therefore, may result in increased time between the manufacture of product and the recognition of revenue, as well as the receipt of payment for such transactions.

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

     The Company's Spectrum 24 spread spectrum wireless communication products operate through the transmission of radio signals. These products are subject to regulation by the FCC in the United States and corresponding authorities in other countries. Currently, operation of these products in specified frequency bands does not require licensing by regulatory authorities. Regulatory changes restricting the use of frequency bands or allocating available frequencies could have a negative effect on the Company's business and its results of operations.

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









































                               -48-

                                                        Percentage of Revenue
                                                     Year Ending December 31,
                                                     2001         2000        1999__
Product Revenue                                        78.9%        85.0%        85.1%
Services Revenue                                       21.1         15.0         14.9
                                                      100.0        100.0        100.0
Cost of Revenue:
Product costs                                          56.5         55.5         44.5
Amortization of Software
 Development Costs                                      1.2          1.7          1.6
Product cost of revenue                                57.7         57.2         46.1

Services cost of revenue                               15.2         11.0         11.4
                                                       72.9         68.2         57.5

Gross Profit                                           27.1         31.8         42.5
Operating Expenses:
 Engineering                                            8.1          6.7          7.2
 Selling, General and Administrative                   22.2         18.4         19.4
 Restructuring and Impairment Charges                     -          2.1            -
 In-Process Research and Development                      -          6.0            -
 Merger Integration Charges                               -          2.7            -
 Amortization of Excess of Cost Over Fair
  Value of Net Assets Acquired                          1.1          0.4          0.4
                                                       31.4         36.4         27.0

(Loss)/Earnings from Operations                        (4.3)        (4.6)        15.5

Net Interest Expense                                   (1.2)        (0.8)        (0.5)

(Loss)/Earnings Before Income Taxes And Extraordinary
  Item                                                 (5.5)        (5.5)        15.0

(Benefit from)/Provision for Income Taxes              (1.8)        (0.7)         4.8

(Loss)/Earnings Before Extraordinary Item              (3.8)        (4.8)        10.2
Extraordinary Gain on Repurchase of Convertible
 Notes, Net of Taxes                                    0.1            -            -
Net (Loss)/Earnings                                    (3.7%)       (4.8%)       10.2%
                                                -49-

For the year ended December 31, 2001 (Dollars in thousands)

     The Company's business consists of the design, manufacture and marketing of scanner integrated mobile and wireless information management systems, and the servicing of, customer support for and professional services related to these systems. During the fourth quarter of 2001, the Company reorganized its services activities and formed a new global services organization. This change allows the Company to focus on the delivery of all services to its customers. These activities will be coordinated under one global services organization. As a result, the Company will present two reportable operating segments as Products and Services.

     Net product revenue of $1,146,870 for the year ended December 31, 2001 decreased 6.9 percent from 2000. The decrease in net product revenue is due to a global slowdown in information technology spending which resulted in a reduction in the quantity of units sold, partially offset by increased revenue resulting from the Telxon acquisition. Net services revenue of $305,827 for the year ended December 31, 2001 increased 40.8 percent from 2000, primarily due to the Telxon acquisition as well as an increase in existing maintenance contract revenue. Foreign exchange fluctuations unfavorably impacted the growth in total net revenue by approximately 1.7 percentage points and 2.8 percentage points for the years ended December 31, 2001 and 2000, respectively.

     Geographically, The Americas revenue decreased 3.5 percent from the comparable prior year period. EMEA and Asia Pacific revenue increased 10.5 percent and 1.5 percent, respectively, over the comparable prior year period. The Americas, EMEA, and Asia Pacific revenue represent approximately 67.2 percent, 27.1 percent, and 5.7 percent, respectively, of net revenue in 2001.

     The Company is planning for sequential quarterly growth in revenue as the year progresses and it anticipates revenue of approximately $1,400,000. Attainment of this forecast is dependent on many factors, some of which are beyond the Company's control. Those factors include those previously enumerated as well as the assumption that there is a general improvement in the level of economic activity as well as increased information technology spending.

     Based on the aforementioned forecast level of revenue, the Company expects diluted earnings per share of approximately $0.30 for the full year, before a compensation related charge of approximately $8,500. This forecast is contingent upon, among other factors, attainment of revenue levels previously discussed. As such, the Company has limited visibility to these numbers and there can be no assurance they will be achieved.

     Management of the Company has prepared the aforementioned prospective financial information with respect to financial performance in 2002. This prospective financial information was not prepared with a view toward complying with the guidelines established by the American Institute of Certified Public Accountants with respect to prospective financial information,
                         -50-


but, in the view of the Company's management, was prepared on a reasonable basis. However this information is not fact and should not be relied upon as being necessarily indicative of future results, and one should not place undue reliance on the accuracy of the prospective financial information.

     Neither the Company's independent auditors, nor any other independent accountants, have compiled, examined, or performed any procedures with respect to the prospective financial information contained herein, nor have they expressed any opinion or any other form of assurance on such information or its achievability, and assume no responsibility for, and disclaim any association with, the prospective financial information.

     Product cost of revenue (as a percentage of net product revenue before non-recurring charges) was 58.8 percent for the year ended December 31, 2001 as compared to 58.0 percent in 2000. This increase is due to a shift in product mix in the fastest growing proportion of the Company's business to lower margin products versus the historical mix of products, the inclusion of Telxon's generally lower margin products and the continued unfavorable impact of foreign exchange rate fluctuations on net revenue. This is partially offset by amortization of software development costs of $17,084 for the year ended December 31, 2001, which decreased from $24,067 in the prior year. This is due to a decrease in the gross book value of software development costs resulting from the writeoff of impaired assets in the fourth quarter of 2000 in conjunction with the Telxon acquisition, as well as the writeoff in the third quarter of 2001 related to the reorganization of the Company's manufacturing facilities. Such writeoffs relate to product discontinuations announced as a result of the Telxon acquisition and the transition of volume manufacturing activities to Mexico in the fourth quarter of 2000 and the third quarter of 2001, respectively.

     Services cost of revenue (as a percentage of net services revenue before non-recurring charges) was 70.0 percent for the year ended December 31, 2001 as compared to 72.5 percent in 2000. The decrease in the services cost of revenue as a percentage of services revenue resulted primarily from cost containment efforts and cost benefits derived from the elimination of duplicate overhead components including the closure of four service centers and elimination of redundant workforce created in connection with the Telxon acquisition.

     Included in total cost of revenue for the year ended December 31, 2001 is a $59,662 non-recurring charge recorded in the third quarter of 2001 relating to the reorganization of the Company's manufacturing facilities consisting of $53,091 representing product cost of revenue and $6,571 representing services cost of revenue. Management is in the process of transitioning most of its volume manufacturing away from its Bohemia, New York facility to lower cost locations, primarily its Reynosa, Mexico facility and Far East contract manufacturing partners. Also included in product cost of revenue for the year ended December 31, 2001 is a $110,000 non-recurring charge recorded in the second quarter of 2001 for a writedown of the Company's radio frequency (RF) infrastructure and mobile computing inventories. The writedown
                              -51-


was recorded as a result of lower demand for the Company's current RF products, coupled with technological obsolescence due to planned introductions of new RF infrastructure products and mobile computing appliances. Included in total cost of revenue for the year ended December 31, 2000 are restructuring and impairment charges of $116,901 recorded in the fourth quarter of 2000, related to the acquisition of Telxon consisting of $114,440 representing product cost of revenue and $2,461 representing services cost of revenue. These charges include inventory writeoffs, capitalized software writeoffs and other impairment charges, as well as the severance costs of direct labor employees of the Company.

     Engineering costs increased to $117,377 for the year ended December 31, 2001, from $97,274 for 2000. This represents an increase of 20.7 percent from the prior year. The increase is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products and Telxon products as well as a decrease in the amount of capitalized costs incurred for internally developed product software where economic and technological feasibility has been established. As a percentage of total net revenue, such expenses increased to 8.1 percent for the year ended December 31, 2001, from 6.7 percent in the prior year due to lower revenue levels as well as increased expenditures.

     Selling, general and administrative expenses increased to $322,735 for the year ended December 31, 2001, from $267,322 in 2000. In absolute dollars selling, general and administrative expenses increased 20.7 percent from the prior year, and as a percentage of total net revenue such expenses increased to 22.2 percent for the year ended December 31, 2001, from 18.4 percent in 2000. The increase resulted from additional expenses due to the Telxon acquisition and additional expenses incurred to support a revenue base that is lower than that originally planned for in 2001.

     Included in the results for the year ended December 31, 2001 is a pre-tax charge of approximately $16,000 recorded in the second quarter of 2001 for probable losses expected to be incurred due to challenges faced by the Company's OEM partners of selling products in the deteriorating capital spending environment.

     Amortization of excess of cost over fair value of net assets acquired of $16,419 for the year ended December 31, 2001 increased from $6,475 in 2000 primarily due to the Telxon acquisition. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001.

                              -52-



     Net interest expense increased to $17,975 for the year ended December 31, 2001, from $12,220 in 2000 primarily due to the SAILS exchangeable debt and interest on Telxon's subordinated notes and debentures, partially offset by a reduction in interest expense due to annual mandatory repayments of other indebtedness, and the repurchase of certain of Telxon's 5.75 percent convertible subordinated notes. For further discussion of the SAILS exchangeable debt offering and the subordinated notes and debentures, refer to Liquidity and Capital Resources.

     The Company's effective tax benefit for 2001 was 31.9 percent. This differs from the statutory rate primarily as a result of non-recurring restructuring and integration charges associated with the reorganization of the Company's manufacturing facilities and an inventory writedown.

     During the year ended December 31, 2001, Telxon purchased in the open market $21,861 of its 5.75 percent convertible subordinated notes for $20,665. This resulted in an extraordinary gain of $813, net of income taxes of $383, for the year ended
December 31, 2001.

     At December 31, 2001, the Company had net deferred tax assets of approximately $207,117 consisting of current deferred tax assets of $182,964 and long-term deferred tax assets of $24,153. The long-term deferred tax assets reflect a valuation allowance of $8,098 relating to net operating loss carryforwards.

     In February 2002, the Company's former President and Chief Executive Officer announced his retirement. In connection therewith, the Company will record a pre-tax compensation and related benefits charge of approximately $8,500 in the first quarter of 2002.


For the year ended December 31, 2000 (Dollars in thousands)

     Net product revenue of $1,232,320 for the year ended December 31, 2000 increased 27.1 percent from 1999. The increase in net product revenue is primarily due to increased worldwide equipment sales. Net services revenue of $217,170 for the year ended December 31, 2000 increased 27.9 percent from 1999. The increase in net services revenue is primarily due to an increase in maintenance contract revenue due to higher levels of product revenue as well as revenue from maintenance and repair services provided on an as-needed basis. Foreign exchange fluctuations unfavorably impacted the growth in net revenue by approximately
2.8 percentage points and 0.6 percentage points for the years ended December 31, 2000 and 1999, respectively.













                             -53-



     Geographically, The Americas, EMEA and Asia Pacific revenue increased 38.4 percent, 3.6 percent, and 27.1 percent, respectively over the comparable prior year period. The Americas, EMEA, and Asia Pacific revenue represent approximately 69.8 percent, 24.5 percent, and 5.7 percent, respectively, of net revenue in 2000.

     Product cost of revenue (as a percentage of net product revenue before non-recurring charges) was 58.0 percent for the year ended December 31, 2000 as compared to 54.2 percent in 1999. The increase in product cost of revenue is due to a shift in product mix in the fastest growing proportion of the Company's business to lower margin products versus the historical mix of products, the continued unfavorable impact of foreign exchange rate fluctuations on net revenue, increased costs resulting from shortages and delivery delays for the limited quantities of components and subassemblies procured from suppliers and the dilutive effect of the Telxon acquisition partially offset by increased royalty income. Additionally, amortization of software development costs of $24,067 for the year ended December 31, 2000, increased from $18,472 in the prior year due to new product releases.

     Services cost of revenue (as a percentage of net services revenue before non-recurring charges) was 72.5 percent for the year ended December 31, 2000 as compared to 76.2 percent in 1999. The decrease in services cost of revenue is due to the reduction of certain overhead components of cost of revenue from the prior year, including redundant workforce reductions. Included in total cost of revenue are restructuring and impairment charges of $116,901 recorded in the fourth quarter of 2000, related to the acquisition of Telxon, consisting of $114,440 representing product cost of revenue and $2,461 representing services cost of revenue. These charges include inventory writeoffs, capitalized software writeoffs and other impairment charges, as well as the severance costs of direct labor employees of the Company.

     Engineering costs increased to $97,274 for the year ended December 31, 2000, from $81,944 for 1999. This represents an increase of 18.7 percent from the prior year. The increase is due to additional expenses incurred in connection with the continuing research and development of new products and the improvement of existing products as well as a decrease in the amount of capitalized costs incurred for internally developed product software where economic and technological feasibility has been established. As a percentage of total revenue such expenses decreased to 6.7 percent for the year ended December 31, 2000, from 7.2 percent for the prior year.

     Selling, general and administrative expenses increased to $267,322 for the year ended December 31, 2000, from $220,753 in 1999. While in absolute dollars selling, general and administrative expenses increased 21.1 percent for the year ended December 31, 2000, from the prior year, as a percentage of total
                              -54-


revenue such expenses decreased to 18.4 percent for the year ended December 31, 2000, from 19.4 percent in 1999 due to ongoing cost containment programs. The increase in absolute dollars reflects expenses incurred to support a higher revenue base inclusive of expenses associated with the Telxon acquisition.

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

     The Company recorded merger integration charges of $39,225 in the fourth quarter of 2000 related to the Telxon acquisition. The merger integration charges consist primarily of professional services and consulting fees, marketing and advertising, travel expenses and other related charges.
     Amortization of excess of cost over fair value of net assets acquired of $6,475 for the year ended December 31, 2000 increased from $5,092 in 1999 primarily due to the Telxon acquisition.

     Net interest expense increased to $12,220 for the year ended
December 31, 2000, from $5,821 in 1999 primarily due to increased borrowings under the Company's revolving credit facility, partially offset by a reduction in interest expense due to annual mandatory repayments of other indebtedness.

     The Company's effective tax benefit for 2000 is 13.3 percent. This differs from the statutory rate primarily as a result of non-recurring restructuring and integration charges associated with the Telxon acquisition previously mentioned.

     At December 31, 2000, the Company had net deferred tax assets of approximately $108,994 consisting of current deferred tax assets of $197,019 and long-term deferred tax liabilities of $88,025. The current deferred tax assets reflect a valuation allowance of $6,958 relating to net operating loss carryforwards and foreign tax credit carryforwards.
                            -55-


Liquidity and Capital Resources (Dollars in thousands)

        The Company utilizes a number of measures of liquidity
including the following:
                                    Year Ended December 31,_____
                                   2001        2000       1999__

Working Capital                  $660,475    $620,214   $351,613

Current Ratio (Current
  Assets to Current
  Liabilities)                      2.9:1       2.4:1      2.5:1

Long-Term Debt
  to Capital                        20.8%       20.4%      13.5%
(Convertible subordinated notes and
 debentures plus long-term debt to
 convertible subordinated notes and
 debentures plus long-term debt plus
 equity)

     Current assets decreased by $78,044 from December 31, 2000, principally due to a decrease in accounts receivable resulting from lower revenue and increased cash collections, and a decrease in deferred income taxes. The overall decrease in current assets was partially offset by increased inventory in support of new product launches and the shift in volume manufacturing to Mexico, increased cash, prepaid and refundable income taxes resulting from non-recurring charges associated with an inventory writedown and the reorganization of the Company's manufacturing facilities and the tax benefit of stock option exercises.

     Current liabilities decreased $118,305 from December 31,
2000, primarily due to the utilization of accrued restructuring expenses, repayment of the current portion of long-term debt and a decrease in accounts payable and accrued expenses.

     The aforementioned activity resulted in a working capital increase of $40,261 for the fiscal year ended December 31, 2001.
The Company's current ratio of 2.9:1 at December 31, 2001 increased from 2.4:1 at December 31, 2000.

     The Company generated positive cash flow from operating activities of $26,628 and experienced an overall increase in cash of $17,556 during 2001. The positive cash flow provided by operating activities, net proceeds from issuance and repayments of notes payable and long-term debt, the proceeds from the termination of the collar arrangement, associated with the Company's investment in Cisco Common Stock, obtained in conjunction with the Telxon acquisition, and the exercise of stock options which was partially offset by purchases of property, plant and equipment, investment in intangible and other assets, the repurchase of convertible notes, the repurchase of 1,373,000 shares of the Company's common stock, and dividends paid.

                              -56-


     For the year ended December 31, 2000, the Company used $50,534 in operating activities, but experienced an overall increase in cash of $33,283. The positive cash flow provided by the sale of 7,529,000 (split-effected) treasury shares in private placements, the net proceeds from the issuance and repayments of notes payable and long-term debt and the exercise of stock options which was partially offset by cash used in operations, investments in AirClic Inc. and others, and the repurchase of 1,176,000 (split-effected) shares of the Company's common stock.

     Property, plant and equipment expenditures for the year ended December 31, 2001 totaled $98,494 compared to $79,736 for the year ended December 31, 2000. During the fourth quarter of 2000, the Company substantially completed construction of a 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. In February 2001, the Company began a 150,000 square foot expansion of this facility. The total cost for this project is estimated to be approximately $8,500 and is scheduled to be completed during 2002. Additionally, in February 2001, the Company began construction of a new 334,000 square foot distribution center in McAllen, Texas. The total cost for this project is estimated to be approximately $33,000 and is scheduled to be completed in the first half of 2002. The Company continues to make capital investments in major systems and network conversions but does not have any other material commitments for capital expenditures.

     During the year ended December 31, 2000, the Company established a special purpose entity ("SPE") for the purpose of entering into a $50,000 lease receivable securitization agreement with a highly rated financial institution. The SPE is a consolidated entity and, accordingly, its results are included in the consolidated financial statements of the Company. During the year ended December 31, 2001 the SPE securitized approximately $32,227 of its lease receivables which resulted in proceeds from new securitizations of $18,700. Factors that are reasonably likely to affect the Company's ability to continue using these financing arrangements include the ability to generate lease receivables that qualify for securitization and the ability of the financial institution to obtain an investment grade rating from either of the two major credit rating agencies. The Company does not consider its securitization of lease receivables a significant dependency on its continued liquidity.

     At December 31, 2001, the Company had $225,168 in long-term debt outstanding, excluding current maturities, as follows:






                              -57-


                                    December 31,  December 31,
                                      2001          2000______
Revolving Credit Facility          $125,439       $187,329
Senior Notes                         12,698         19,048
Promissory Note                           -         10,000
State Loan                                -          3,000
SAILS Exchangeable Debt              93,206              -
Other                                   373          4,792
                                    231,716        224,169
Less:  Current maturities             6,548         23,025
                                   $225,168       $201,144

     The Company has a $350 million revolving credit facility with a syndicate of U.S. and International banks (the "Credit Agreement"). The terms of the Credit Agreement extend to 2004. Use of the borrowings is unrestricted and the borrowings are unsecured. These borrowings bear interest at either LIBOR plus 100 basis points or the base rate of the syndication agent bank which approximated 4.75 percent, 9.5 percent and 6.7 percent at December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, the Company had $125,439 of borrowings outstanding under the Credit Agreement,which have been classified as long-term obligations. At December 31, 2000 and 1999, the Company had $187,329 and $57,000 of borrowings outstanding under the Credit Agreement, respectively. In addition, in March 1993, the Company issued $25,000 of its 7.76 percent Series A Senior Notes due February 15, 2003, and $25,000 of its 7.76 percent Series B Senior Notes due February 15, 2003, to two insurance companies for working capital and general corporate purposes. The Series A Senior Notes are being repaid in equal annual installments of $2,778 which began in February 1995. The Series B Senior Notes are being repaid in equal annual installments of $3,571 which began February 1997. The Senior Notes represent $6,349 of the total long-term debt balance outstanding at December 31, 2001.

     In January 2001, the Company entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities which underlie the SAILS contract represent the Company's investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. The 4,160,000 shares of Cisco common stock had a market value of $75,338 at December 31, 2001. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in the balance of Investment in Marketable Securities. This debt has a seven-year maturity and pays a cash coupon of 3.625 percent. The SAILS contain an embedded equity collar, which effectively manages a large portion of the Company's exposure to fluctuations in the fair value of its holdings in Cisco common stock. At maturity, the SAILS will be exchangeable for shares of Cisco common stock, or at the Company's option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar arrangement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under its revolving credit facility. The Company accounts for the embedded equity collar as a derivative financial instrument in accordance with the requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities." ("SFAS 133")
                          -58-


The change in fair value of this derivative between reporting dates is recognized through earnings but has been mitigated by the changes in market value of Cisco shares classified as trading securities which resulted in a net effect on earnings which is not material. The derivative has been combined with the debt instrument in long-term debt in an appropriate presentation of the Company's overall future cash outflows for that debt instrument under Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN 39") for the legal right of offset for accounting purposes. The SAILS liability, net of the derivative asset, represents $93,206 of the total long-term debt balance outstanding at December 31, 2001.

     The remaining $174 of long-term debt outstanding relates to various other loans maturing through 2008.

The combined aggregate amount of long-term debt maturities for each of the years ended December 31 are as follows:

                 2002                              $  6,548
                 2003                                 6,401
                 2004                               125,468
                 2005                                    32
                 2006                                    27
              Thereafter                             93,240
                                                   $231,716

     The Company's long-term debt to capital ratio increased to
20.8 percent at December 31, 2001, from 20.4 percent at December 31, 2000, due to the SAILS exchangeable debt transaction completed in January 2001, the loss for the year and the repurchase of treasury shares, offset by net repayments under the Credit Agreement, the repurchase of the Telxon convertible notes, and the increase in equity due to stock option exercises.

     The Company has loan agreements with various banks pursuant to which, the banks have agreed to provide lines of credit totaling $55,000 with a range of borrowing rates and varying terms. As of December 31, 2001, the Company has $19 outstanding under these lines. These agreements continue until such time as either party terminates the agreements.

     At the time of the Telxon acquisition, Telxon had outstanding $82,500 of 5.75 percent convertible subordinated notes (the "5.75 percent notes"), and $24,413 of 7.5 percent convertible subordinated debentures (the "7.5 percent debentures"). The notes are redeemable at any time at the option of the Telxon at 100.8214 percent of par value during the year ending December 31, 2002. The 7.5 percent debentures are redeemable at par value. During the year ended December 31, 2001, Telxon purchased in the open market $21,861 of Telxon's
5.75 percent notes for $20,665 in cash, resulting in an extraordinary gain of $813, net of $383 in taxes. In January and February of 2002, Telxon repurchased $34,790 of its 5.75 percent notes for $34,127 in cash and $5,173 of its 7.5 percent debentures for $5,004 in cash. In March 2002, Telxon called for the redemption of all of its 5.75 percent notes and all of its
7.5 percent debentures. The redemption date will be April 15, 2002. The redemption price will be 100.8214 percent of the
                              -59-


outstanding principal amount plus accrued and unpaid interest for the 5.75 percent notes and 100 percent of the outstanding principal amount plus accrued and unpaid interest for the 7.5 percent debentures. The aggregate principal amount to be redeemed is $45,089.

     The Company continues to enter into obligations and commitments to make future payments under lease agreements. The future obligations related to capital lease obligations is not material.

     The combined aggregate amount of required future minimum rental payments under non-cancelable operating leases for each of the years ended December 31, are as follows:

                         2002                $15,357
                         2003                 13,060
                         2004                 11,124
                         2005                  9,605
                         2006                  8,884
                      Thereafter              32,733
                                             $90,763

     The Company has a balance of accrued purchase commitments of $13,822 as of December 31, 2001 for which payments are due within one year and is included in the balance of accounts payable and accrued expenses.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from the results of its operations, working capital and existing credit facilities.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Critical Accounting Policies

    The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, asset impairment, intangible assets and derivative instrument valuation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these
                               -60-


estimates under different assumptions or conditions. Note 1 to the Company's consolidated financial statements "Summary of Significant Accounting Policies" summarizes each of its significant accounting policies. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. Revenue related to sales of the Company's products and systems is generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company accrues related product return reserves and warranty expenses at the time of sale. Service and maintenance sales are recognized over the contract term.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". Accordingly, if products, services or maintenance are bundled in a single contract, revenue will be recognized once all elements of the contract are completed unless the following criteria are met: (1) the product has been delivered; (2) the undelivered services or maintenance are not essential to the delivered products; (3) the fee for the product is not subject to forfeiture, refund or concession based on performance of the services or maintenance; (4) the fair value of services and maintenance are determined based on the price charged by the Company, or the price charged by competitors when similar services or maintenance are sold separately; and (5) the revenue related to any element of the contract is not subject to customer acceptance; in which case the revenue for each element will be recognized independently.

Long-Lived Assets. The Company assesses the impairment of its long-lived assets, including property, plant and equipment, identifiable intangible assets and software development costs whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant changes in the manner of our use of the acquired asset, changes in historical or projected operating performance and significant negative economic trends.

Research and Development/Software Development Costs. The Company expenses all research and development costs as incurred. Research and development expenses may fluctuate due to the timing of expenditures for the varying stages of research and product development and the availability of capital resources. The Company capitalizes costs incurred for internally developed product software where economic and technological feasibility has been established and for qualifying purchased product software. The Company assesses the recoverability of its software development costs against estimated future revenue over the remaining economic life of the software.

Derivative Instruments, Hedging Activities and Foreign Currency.
The Company utilizes derivative financial instruments to hedge
                      -61-


foreign exchange rate risk exposures related to foreign currency denominated payments from its international subsidiaries. The Company also utilizes a derivative financial instrument to hedge fluctuations in the fair value of its investment in Cisco common shares. These derivatives qualify for hedge accounting. The Company does not participate in speculative derivatives trading. While the Company intends to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective, or if the Company did not believe the forecasted transactions would occur, the changes in fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities as the counterparties are established, well capitalized financial institutions.

Recently Issued Accounting Pronouncements

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is for July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The Company will adopt the provisions of this Statement effective January 1, 2002. This Statement is required to be applied to all goodwill and other intangible assets recognized in its financial statements at such date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The Company has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill, however amortization of existing goodwill, which was $16,419, $6,475 and $5,092 for the years ended December 31, 2001, 2000 and 1999, respectively, will cease upon adoption.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The
                       -62-


standard is effective for the Company beginning January 1, 2003.
The adoption of SFAS 143 is not expected to have a material impact on the Company's financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "segment of a business" (as previously defined in that Opinion). SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for the Company beginning January 1, 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

Euro Conversion

     As part of the European Economic and Monetary Union (EMU), a single currency (the "Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies have been fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1, and June 30, 2002 and replaced by Euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities as well as individuals could pay for goods and services using either checks, drafts, or wire transfers denominated in Euro or the participating country's national currency.

     Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one is obliged to utilize the Euro until the notes and coinage have been introduced on January 1, 2002. In keeping with this rule, the Company has been Euro "compliant" (able to receive Euro denominated payments and able to invoice in Euro as requested by vendors and suppliers, respectively) as of January 1, 1999 in the affected countries. Full conversion of all affected country operations to Euro has been completed as of January 1, 2002.
                        -63-


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

     The Company enters into forward foreign exchange contracts and foreign currency loans principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During 2001, the principal transactions hedged were short-term intercompany sales. The periods of the forward foreign exchange contracts and foreign currency loans correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and foreign currency loans and the offsetting losses and gains on hedged transactions are reflected in the Company's statement of operations.

     A large percentage of the Company's sales are transacted in local currencies. As a result, the Company's international operating results are subject to foreign exchange rate fluctuations. A 5.0 percent strengthening or weakening of the U.S. dollar against every applicable foreign currency could have had a $24,800 impact on the revenues of the Company. The Company does not use foreign exchange contracts to hedge expected revenues. However, the Company sources a portion of its raw materials in local currencies. A 5.0 percent strengthening or weakening of the U.S. dollar against every applicable local content currency would act as a partial offset to the impact on revenues.

     The Company, which manufactures a significant portion of its products at its Mexico facility and by third parties, generally invoices its international subsidiaries in their local currency for finished and semi-finished goods. As a result, the Company's annual U.S. dollar cash flow is subject to foreign exchange rate fluctuations. A 5.0 percent strengthening or weakening of the U.S. dollar against every applicable currency
                                    -64-


could have had an $11,400 impact on the value of the realized cash remittances from its subsidiaries. The Company routinely uses foreign exchange contracts to hedge cash flows that are either firm commitments or those which may be forecasted to occur.

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

     In an effort to hedge foreign currency losses on intercompany receivables, the Company has the equivalent of $20,400 of borrowings outstanding in various foreign currencies at December 31, 2001. Substantially all of the remaining Company debt is U.S. dollar denominated. At year-end, about 40 percent of all indebtedness to third parties was floating rate-based. Although the Company has exposure to rising and falling interest rates, a 1.0 percent rise in rates on current year floating rate-based borrowings would have had a $800 adverse impact on pre-tax earnings. During 2001, the Company did not use interest rate derivatives to protect its exposure to interest rate market movements.

     The Company currently holds an investment in Cisco common stock, which is accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These equity securities are classified as either trading or available-for-sale based on how they are utilized in the SAILS arrangement. They are carried at fair market value based on their quoted market price. As such, the Company has exposure to market risk related to the fluctuation of Cisco's stock price. However, the change in fair value of the Cisco stock price is mitigated by the change in fair value of the embedded equity collar contained in the SAILS arrangement.







                                     -65-



Item 8.  Financial Statements and Supplementary Data

         The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

Document                                                    Page

1.  Financial Statements and Accountants' Report:

           Independent Auditors' Report                      F-1

           Consolidated Financial Statements:

           Balance Sheets as of December 31, 2001 and 2000   F-2

           Statements of Operations for the Years Ended
           December 31, 2001, 2000 and 1999                  F-3

           Statements of Stockholders' Equity for the
           Years Ended December 31, 2001, 2000 and 1999      F-4

           Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999                  F-6

           Notes to Consolidated Financial Statements        F-7


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

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31,
2001 and 2000

          Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Equity
for the Years Ended December 31, 2001, 2000 and
1999

          Consolidated Statements of Cash Flows for the
Years Ended December 31, 2001, 2000 and 1999

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

     Individual financial statements of the subsidiaries of the Company are omitted as the Company is primarily an operating company and the subsidiaries included in the consolidated financial statements filed are substantially wholly owned and are not indebted to any person other than the parent in amounts which exceed 5 percent of total consolidated assets at the date of the latest balance sheet filed, excepting indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation, whether evidenced by securities or not, and indebtedness which is collateralized by the parent by guarantee, pledge, assignment or otherwise.


3.     Exhibits

Exhibit

3.1    Certificate of Incorporation of Symbol Technologies, Inc.
as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K."))

3.3    Amended and Restated By-Laws of the Company.
(Incorporated by reference to Exhibit 3.2 to the Quarterly
Report on Form 10-Q for the quarter ended September 30, 2001.)

4.1 Form of Certificate for Shares of the Common Stock of the Company. (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended
December 31, 1998.)

4.2    Rights Agreement, dated as of August 13, 2001, between the
Company and The Bank of New York, as Rights Agent, which includes the form of Certificate of Designations with respect to the Series A Junior Participating Preferred
Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of
Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated August 21, 2001.)

10.1 Form of 2008 Stock Purchase Warrant issued to certain directors. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10K for the year ended
December 31, 1997.)

10.2 1994 Directors' Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-
78678 on Form S-8.)

10.3 2000 Directors' Stock Option Plan. (Incorporated by reference to Exhibit 4 to Registration Statement No. 333-
78599 on Form S-8.)

10.4 1997 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.2 to Registration Statement No.
333-26593 on Form S-8.)



10.5 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 4.2 to Registration Statement No.
       333-73322 on Form S-8.)

10.6 1991 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-
K for the year ended December 31, 1991.)

10.7   1990 Non-Executive Stock Option Plan, as amended.
(Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended
December 31, 1995 (the "1995 Form 10-K")).

10.8 2001 Non-Executive Stock Option Plan. (Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the
"2000 Form 10-K")).

10.9   Employment Agreement by and between the Company and Jerome
       Swartz, dated as of July 1, 2000. (Incorporated by reference to Exhibit 10.9 to the 2000 Form 10-K.

10.10 Employment Agreement by and between the Company and Leonard H. Goldner, dated as of December 15, 2000.
(Incorporated by reference to Exhibit 10.10 to the 2000
Form 10-K.)

10.11 Employment Agreement by and between the Company and Raymond Martino, dated as of February 15, 2000.
(Incorporated by reference to Exhibit 10.10 to the 1999
Form l0-K.)

10.12	  Employment Agreement by and between the Company and Tomo
       Razmilovic, dated as of February 14, 2002.

10.13 Separation, Release and Non-Disclosure Agreement between the Company and Tomo Razmilovic, dated as of February
       14, 2002.

10.14 Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.14 to Company's Annual Report on a Form 10-K for the year ended December 31, 1989.)

10.15  Symbol Technologies, Inc. Stock Ownership and Option
Retention Program.(Incorporated by reference to Exhibit
10.13 of the 1995 Form 10-K.)

10.16  Summary of Symbol Technologies, Inc. Executive Bonus Plan.
(Incorporated by reference to Exhibit 10.13 of the 1999
Form 10-K.)



10.17 Form of Note Agreements dated as of February 15, 1993 relating to the Company's 7.76 percent Series A and Series
B Senior Notes due February 15, 2003 (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

10.18  2000 Amended and Restated Credit Agreement dated as of
August 3, 2000 among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A., as agent and as letter of credit issuing bank. (Incorporated by reference to Exhibit 10.17 to the 2000 Form 10-K.)

10.19 First Amendment dated March 28, 2001 to 2000 Amended and Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A., as agent and as letter of credit issuing bank. (Incorporated by reference to Exhibit 10.18 to the 2000 Form 10-K.)

10.20 Second Amendment dated as of July 25, 2001 to 2000 Amended and Restated Credit Agreement among Symbol Technologies,
Inc., the lending institutions identified in the Credit
Agreement and Bank of America, N.A. as agent.

10.21  Amended and Restated Second Amendment dated as of
September 11, 2001 to 2000 Amended and Restated Credit
Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A. as agent.

10.22  Indenture by and between Telxon Corporation and AmeriTrust
Company National Association, as Trustee, dated as of June
1, 1987, regarding Telxon Corporation's 7.5 percent
Convertible Subordinated Debentures Due 2012.
(Incorporated by reference to Exhibit 4.2 to Telxon
Corporation's Registration Statement on Form S-3,
Registration No. 33-14348, filed May 18, 1987).

       10.22.1  Form of Telxon Corporation's 7.5 percent
                Convertible Subordinated Debentures Due 2012
                (set forth in the Indenture included as Exhibit
                10.22 above).



10.23 Indenture by and between Telxon Corporation and Bank One Trust Company, N.A., as Trustee, dated as of December 1, 1995, regarding Telxon Corporation's 5.75 percent Convertible Subordinated Notes due 2003. (Incorporated by reference to Exhibit 4.1 to Telxon Corporation's Registration Statement on Form S-3, Registration
       No. 333-1189, filed February 23, 1996) (the "1996 Form
       S-3")).

       10.23.1 Form of Telxon Corporation's 5.75 percent Convertible Subordinated Notes due 2003 issued under the Indenture included as Exhibit 10.20 above. (Incorporated herein by reference to Exhibit 4.2 to the 1996 Form S-3).

       10.23.2 Registration Rights Agreement by and among Registrant and Hambrecht & Quist LLC and Prudential Securities Incorporated, as the Initial Purchasers of Registrant's 5.75 percent Convertible Subordinated Notes due 2003, with respect to the registration of said Notes under applicable securities laws. (Incorporated by reference to Exhibit 4.3 to the 1996 Form S-3).

22.    Subsidiaries

23.    Consent of Deloitte & Touche LLP



(b)    Reports on Form 8-K

       Not Applicable



                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SYMBOL TECHNOLOGIES, INC.
                                           (Registrant)

                                      By:  S/Jerome Swartz
                                           Jerome Swartz
                                           Chief Executive Officer,
                                           Chairman of the Board
                                           of Directors

Dated:  March 21, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                    Date

S/Jerome Swartz         Chief Executive         March 22, 2002
Jerome Swartz           Officer, Chairman of the
                        Board of Directors

                        Director
Tomo Razmilovic

S/Raymond R. Martino    Director                March 25, 2002
Raymond R. Martino

S/Harvey P. Mallement   Director                March 22, 2002
Harvey P. Mallement

S/George Bugliarello    Director                March 22, 2002
George Bugliarello

                        Director
Charles B. Wang

S/Leo A. Guthart        Director                March 22, 2002
Leo A. Guthart

S/James Simons          Director                March 22, 2002
James Simons




S/Kenneth V. Jaeggi     Senior Vice President   March 22, 2002
Kenneth V. Jaeggi       Finance (Chief
                        Financial Officer)

S/Robert W. Korkuc      Vice President          March 22, 2002
Robert W. Korkuc        (Chief Accounting
                        Officer)
























                    SYMBOL TECHNOLOGIES, INC.

                         AND SUBSIDIARIES

                             ------

                CONSOLIDATED FINANCIAL STATEMENTS

         COMPRISING ITEM 8 AND SCHEDULE II LISTED IN THE

        INDEX AT ITEM 14(a)2 OF ANNUAL REPORT ON FORM 10-K

          TO SECURITIES AND EXCHANGE COMMISSION FOR THE

           YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999












            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

       FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                             I N D E X

                                                             PAGE

Independent auditors' report                                 F-1

Consolidated financial statements:

     Balance sheets                                          F-2

     Statements of operations                                F-3

     Statements of stockholders' equity                      F-4

     Statements of cash flows                                F-6

     Notes to consolidated financial
      statements (1-21)                                      F-7

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




INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Symbol Technologies, Inc.
Holtsville, New York

We have audited the accompanying consolidated balance sheets of Symbol Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symbol Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

New York, New York
February 13, 2002

                                F-1


                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (All amounts in thousands, except stock par value)
                                                   December 31,  December 31,
      ASSETS                                           2001         2000____
CURRENT ASSETS:
  Cash, including temporary investments of
   $1,765 and $47,203, respectively               $   80,967   $   63,411
  Accounts receivable, less allowance for doubtful
   accounts of $31,348 and $31,275, respectively     307,576      453,906
  Inventories                                        310,924      285,413
  Deferred income taxes                              182,964      197,019
  Prepaid and refundable income taxes                 22,498            -
  Other current assets                                95,279       78,503

      TOTAL CURRENT ASSETS                         1,000,208    1,078,252

PROPERTY, PLANT AND EQUIPMENT, net                   241,226      234,467
DEFERRED INCOME TAXES                                 24,153            -
INVESTMENT IN MARKETABLE SECURITIES                   76,004      263,305
INTANGIBLE ASSETS, net                               413,308      386,492
SOFTWARE DEVELOPMENT COSTS, net                       36,392       33,575
OTHER ASSETS                                         101,383       97,108
                                                  $1,892,674   $2,093,199
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses           $  279,615   $  325,670
  Current portion of long-term debt                    6,548       23,025
  Deferred revenue                                    34,641       30,227
  Accrued restructuring expenses                      18,929       72,487
  Income taxes payable                                     -        6,629
      TOTAL CURRENT LIABILITIES                      339,733      458,038

CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES         85,052      106,913
LONG-TERM DEBT, less current maturities              225,168      201,144
DEFERRED REVENUE                                       7,084       11,182
DEFERRED INCOME TAXES                                      -       88,025
OTHER LIABILITIES                                     54,848       26,201

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
   10,000 shares, none issued or outstanding               -            -
  Series A Junior Participating preferred stock, par
   value $1.00, authorized 500 shares, none issued
   or outstanding                                          -            -
  Common stock, par value $0.01; authorized
   600,000 shares; issued 253,313 shares and
   164,863 shares, respectively                        2,533        1,649
  Additional paid-in capital                       1,076,170      995,953
  Accumulated other comprehensive loss               (30,348)     (16,944)
  Deferred compensation                                    -       (1,461)
  Retained earnings                                  350,393      408,098
                                                   1,398,748    1,387,295
Less:
  Treasury stock at cost, 24,532 shares and
   15,439 shares, respectively                      (217,959)    (185,599)
                                                   1,180,789    1,201,696
                                                  $1,892,674   $2,093,199
           See notes to consolidated financial statements
                                    F-2


               SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          (All amounts in thousands, except per share data)
                                     Year ended December 31,_______
                                  2001          2000         1999__
REVENUE:
 Product, net                 $1,146,870    $1,232,320   $  969,556
 Services, net                   305,827       217,170      169,734
                               1,452,697     1,449,490    1,139,290
COST OF REVENUE:
 Product costs                   820,900       805,124      506,694
 Amortization of software
  development costs               17,084        24,067       18,472
 Product cost of revenue         837,984       829,191      525,166
 Services cost of revenue        220,596       159,946      129,390
                               1,058,580       989,137      654,556
GROSS PROFIT                     394,117       460,353      484,734
OPERATING EXPENSES:
  Engineering                    117,377        97,274       81,944
  Selling, general and
   administrative                322,735       267,322      220,753
  Restructuring and
   impairment charges                  -        29,795            -
  In-process research and
   development                         -        87,600            -
  Merger integration charges           -        39,225            -
  Amortization of excess of
   cost over fair value of
   net assets acquired            16,419         6,475        5,092
                                 456,531       527,691      307,789
(LOSS)/EARNINGS FROM
   OPERATIONS                    (62,414)      (67,338)     176,945
OTHER (EXPENSE)/INCOME:
  Interest income                  2,692         4,213        2,315
  Interest expense               (20,667)      (16,433)      (8,136)
                                 (17,975)      (12,220)      (5,821)
(LOSS)/EARNINGS BEFORE
  INCOME TAXES AND
  EXTRAORDINARY ITEM             (80,389)      (79,558)     171,124
(BENEFIT FROM)/PROVISION FOR
  INCOME TAXES                   (25,669)      (10,592)      54,760
(LOSS)/EARNINGS BEFORE
  EXTRAORDINARY ITEM             (54,720)      (68,966)     116,364
 EXTRAORDINARY GAIN ON
   REPURCHASE OF CONVERTIBLE
   NOTES, NET OF $383 IN
   INCOME TAXES                      813             -            -
 NET (LOSS)/EARNINGS            ($53,907)     ($68,966)   $ 116,364
BASIC (LOSS)/EARNINGS PER SHARE:
  (Loss)/earnings before
   extraordinary item             ($0.24)       ($0.33)       $0.59
  Extraordinary gain on
   repurchase of convertible
   notes                               -             -            -
  Net (loss)/earnings             ($0.24)       ($0.33)       $0.59
DILUTED/(LOSS)/EARNINGS PER SHARE:
  (Loss) earnings before
    extraordinary item            ($0.24)       ($0.33)       $0.55
   Extraordinary gain on
    repurchase of convertible
    notes                              -             -            -
Net (loss)/earnings               ($0.24)       ($0.33)       $0.55
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
  Basic                          227,392       206,444      198,732
  Diluted                        227,392       206,444      212,358
            See notes to consolidated financial statements
                                   F-3

                                      SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (All amounts in thousands, except stock par value)
                        Common Stock
                      $0.01 Par Value                                                       Accumulated
                                     Additional                                                Other         Total
                       Shares         Paid-in   Deferred   Retained Treasury  Comprehensive Comprehensive  Stockholders'
                       Issued Amount  Capital Compensation Earnings  Stock    Income (Loss) Income (Loss)    Equity____
BALANCE,
 JANUARY 1, 1999     66,439    $ 664 $315,884    $   -    $365,950 ($145,773)                 ($5,797)      $530,928
 Comprehensive income:
  Net earnings            -        -        -        -     116,364         -     116,364            -        116,364
  Translation
   adjustments            -        -        -        -           -         -      (3,704)      (3,704)        (3,704)
   Unrealized gains       -        -        -        -           -         -       7,149        7,149          7,149
 Total comprehensive
  income                                                                         119,809
 Exercise of
  stock options       2,089       21  46,880         -           -         -                        -         46,901
 Exercise of warrants    51        1     417         -           -        84                        -            502
 Purchase of
  treasury shares         -        -       -         -           -   (55,172)                       -        (55,172)
 Stock split         33,209      332    (332)        -           -         -                        -              -
 Dividends paid           -        -        -        -      (2,508)        -                        -         (2,508)

BALANCE,
 DECEMBER 31, 1999  101,788    1,018  362,849         -    479,806  (200,861)                  (2,352)      640,460
Comprehensive loss:
  Net loss                 -       -        -        -     (68,966)        -     (68,966)          -        (68,966)
  Translation
   adjustments             -       -        -        -           -         -      (4,584)     (4,584)        (4,584)
  Unrealized losses        -       -        -        -           -         -     (10,008)    (10,008)       (10,008)
 Total comprehensive
  loss                     -       -        -        -           -         -     (83,558)          -              -
 Exercise of stock
  options              3,348      33   83,865        -           -         -                       -         83,898
 Exercise of
  warrants                38       1      381        -           -         -                       -            382
 Issuance of common
  stock and vested
  stock options related
  to acquisition       8,775      88  404,687        -           -         -                       -        404,775
Deferred compensation
 expense on
 remeasured unvested
 stock options            -        -    1,869   (1,869)          -         -                       -              -
                                     See notes to consolidated financial statements
                                                 F-4


                                       SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    (All amounts in thousands, except stock par value)
                        Common Stock
                      $0.01 Par Value                                                       Accumulated
                                     Additional                                                Other         Total
                       Shares         Paid-in   Deferred   Retained Treasury  Comprehensive Comprehensive  Stockholders'
                       Issued Amount  Capital Compensation Earnings  Stock    Income (Loss) Income (Loss)    Equity____
Compensation expense
 on remeasured
 unvested stock
 options                  -        -        -      408           -         -                       -            408
Purchase of treasury
 shares                  -         -        -        -           -   (42,514)                      -        (42,514)
Re-issuance of treasury
 shares                    -       -  142,811        -           -    57,776                       -        200,587
Stock split           50,914     509     (509)       -           -         -                       -              -
Dividends paid             -       -        -        -     (2,742)         -                       -         (2,742)

BALANCE,
 DECEMBER 31, 2000   164,863   1,649  995,953   (1,461)    408,098  (185,599)                 (16,944)    1,201,696
Comprehensive loss:
  Net Loss                 -       -        -        -     (53,907)        -     (53,907)           -       (53,907)
  Translation
   adjustments             -       -        -        -           -                (5,289)      (5,289)       (5,289)
  Unrealized losses        -       -        -        -           -                (8,115)      (8,115)       (8,115)
 Total comprehensive
  loss                     -       -        -        -           -         -     (67,311)           -             -
Exercise of
  stock options        6,022      60   81,041        -           -         -                        -        81,101
Compensation expense
  on remeasured
  unvested stock
  options                  -       -        -    1,461          -         -                         -         1,461
Purchase of treasury
  shares                   -       -        -        -           -   (32,360)                       -       (32,360)
Stock split           82,428      824     (824)      -           -         -                        -             -
Dividends paid             -        -        -       -      (3,798)        -                        -        (3,798)

BALANCE,
 DECEMBER 31, 2001   253,313   $2,533 $1,076,170 $   -     $350,393 ($217,959)                ($30,348)  $1,180,789

                                     See notes to consolidated financial statements

                                                           F-5

                               SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (All amounts in thousands)
                                                     Year ended December 31,____
                                                  2001        2000        1999__
Cash flows from operating activities:
 Net (loss) earnings                           ($53,907)    ($68,966)   $116,364
 Adjustments to reconcile net (loss) earnings
  to net cash provided by/(used in) operating
  activities:
 Depreciation and amortization of
  property, plant and equipment                  53,517       48,849      38,863
 Other amortization                              41,612       33,234      27,321
 Provision for losses on accounts
  receivable                                      3,687        2,975       3,288
 Writedown due to probable losses from customers 16,000            -           -
 Provision for inventory writedown              110,000            -           -
 Deferred income taxes                           (7,320)     (63,487)     (3,627)
 Tax benefit on exercise of stock
  options and warrants                           43,993       53,960      26,786
 Gain on repurchase of convertible notes,
  net of tax                                       (813)           -           -
 In-process research and development                  -       87,600           -
 Non-cash restructuring and impairment charges   51,662      133,268           -
Changes in assets and liabilities net of
  effect of acquisitions and divestitures:
  Accounts receivable                           124,276     (151,031)    (50,541)
  Inventories                                  (150,943)     (81,847)    (19,481)
  Other current assets                           (9,975)     (34,306)    (13,925)
  Accounts payable and accrued expenses         (46,564)      21,179      36,244
  Income taxes payable                          (29,127)     (20,428)      5,650
  Other liabilities and deferred revenue       (119,470)     (11,534)     14,854
Net cash provided by/(used in)
 operating activities                            26,628      (50,534)    181,796

Cash flows from investing activities:
  Proceeds from termination of collar
   arrangement                                   88,046            -           -
  Investment in AirClic Inc.                          -      (50,000)          -
  Purchases for property, plant
   and equipment                                (98,494)     (79,736)    (70,041)
  Investments in intangible and
    other assets                                (64,399)     (52,596)    (92,304)
  Cash acquired in acquisition                        -       12,964           -
  Purchase of available-for-sale securities           -            -      (1,000)

Net cash used in investing activities           (74,847)    (169,368)   (163,345)

Cash flows from financing activities:
  Net proceeds from issuance and repayments
   of notes payable and long-term debt           87,528       69,242      34,479
  Repurchase of convertible notes               (20,665)           -           -
  Exercise of stock options and warrants         37,108       30,320      20,533
  Reissuance of treasury shares                       -      200,587           -
  Dividends paid                                 (3,798)      (2,742)     (2,508)
  Purchase of treasury shares                   (32,360)     (42,514)    (55,088)

Net cash provided by/(used in)
 financing activities                            67,813      254,893      (2,584)

Effects of exchange rate changes on cash         (2,038)      (1,708)     (2,023)
Net increase in cash and
 temporary investments                           17,556       33,283      13,844
Cash and temporary investments,
 beginning of year                               63,411       30,128      16,284
Cash and temporary investments, end
 of year                                       $ 80,967     $ 63,411    $ 30,128
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                      $ 18,748    $ 11,909    $  4,905
  Income taxes                                  $  9,535    $ 24,314    $ 14,714
                     See notes to consolidated financial statements
                                 F-6

            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in thousands, except per share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Description of Business and Principles of Consolidation

Symbol Technologies, Inc. (the "Company" or "Symbol")is a leading global provider of wireless networking and information systems that allow users of its products to access, capture and transmit information at the point of activity over local area networks
(LAN), wide area networks (WAN) and the Internet. The consolidated financial statements include the accounts of Symbol Technologies, Inc. and its subsidiaries all of which are wholly-owned. Significant intercompany transactions and balances have been eliminated in consolidation.

b.   Temporary Investments

Temporary investments include highly liquid investments with original maturities of three months or less and consist primarily of money market funds and time deposits at December 31, 2001 and 2000. Temporary investments are stated at cost, which approximates market value. These investments are not subject to significant market risk.

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

e.   Intangible Assets

The excess of cost over fair value of net assets acquired is being

                               F-7


amortized on a straight-line basis over periods ranging from 7 to 40 years. Patents and trademarks, including costs incurred in connection with the protection of patents, are amortized over their estimated useful lives, not exceeding 20 years, using the straight-line method. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The Company has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill, however, amortization of existing goodwill, which was $16,419, $6,475 and $5,092 for the years ended December 31, 2001, 2000 and 1999, respectively, will cease upon adoption.

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

g.   Marketable Securities

All marketable securities are classified as either "available-for-sale" or "trading" under Statement of Financial Accounting Standards No. 115, "Investments in Certain Marketable Equity Securities," ("SFAS No. 115"). Unrealized gains and losses, net of tax, related to available-for-sale securities are shown as other comprehensive income or loss within stockholders' equity. Unrealized gains and losses on trading securities are included in earnings.

h.   Long-Lived Assets

The Company reviews its long-lived assets, including property,
                           F-8


plant and equipment, identifiable intangibles and software development costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.

Impairment is measured at fair value. As a result of the Company's decision to reorganize its manufacturing facilities, it recorded asset impairment charges in 2001, which is reflected in cost of revenue, related to the shift in manufacturing operations from New York to Mexico and other locations. Additionally, as a result of the Telxon acquisition, the Company accrued for asset impairment charges as an incremental cost to exit and consolidate activities for the year ended December 31, 2000. Impairment measured at fair value had no effect on the Company's consolidated financial statements for the year ended December 31, 1999.

i.   Securitization Transactions

The Company periodically securitizes certain of its lease receivables. The Company's lease receivables have unguaranteed residuals. The retained interest in these securitized leases is classified as a component of other assets. Retained interests in securitized assets are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained. Retained interests are subsequently carried at fair value. Since quoted market prices are generally not available, the Company estimates fair value of these retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management's best estimates of key assumptions, which may include credit losses, prepayment speed and discount rates commensurate with the risks involved.

j.   Research and Development Expenses

The Company expenses all research and development costs as incurred. The Company incurred research and development expenses of approximately $61,536, $51,125, and $38,426, for the years ended December 31, 2001, 2000, and 1999, respectively, which are classified in engineering expenses.

k.   Revenue Recognition

Revenue related to sales of the Company's products and systems is generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable, and collectibility is
                            F-9


reasonably assured. The Company accrues related product return reserves and warranty expenses at the time of sale. Service and maintenance sales are recognized over the contract term.

In accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended, and Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements", if products, services or maintenance are bundled in a single contract, revenue will be recognized once all elements of the contract are completed unless the following criteria are met: (1) the product has been delivered; (2) the undelivered services or maintenance are not essential to the delivered products; (3) the fee for the product is not subject to forfeiture, refund or concession based on performance of the services or maintenance;
(4) the fair value of services and maintenance are determined based on the price charged by the Company, or the price charged by competitors when similar services or maintenance are sold separately; and (5) the revenue related to any element of the contract is not subject to customer acceptance; in which case the revenues for each element will be recognized independently, in accordance with the Company's policy.

l.   Income Taxes

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

Investment, research and development and other tax credits are accounted for by the flow-through method. The cumulative amount of undistributed earnings of foreign subsidiaries at December 31, 2001, approximates $32,308. The Company does not provide deferred taxes on undistributed earnings of foreign subsidiaries since the Company anticipates no significant incremental U.S. income taxes on the repatriation of these earnings as tax rates in foreign jurisdictions generally approximate or exceed the U.S. Federal rate.

m.   Loss/Earnings Per Share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 2001 and 2000, stock options and warrants outstanding and the effect of convertible subordinated notes and debentures have not been included in the net loss per share calculation since their effect would be antidilutive. This amounted to 10,410,000 and 15,238,000 shares for the years ended

                              F-10


December 31, 2001 and 2000, respectively. For the year ended December 31, 1999, diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. During each of the years ended December 31, 2001, 2000, and 1999, the Board of Directors approved a three for two split of the Company's common stock to be effected as a 50 percent stock dividend. In these financial statements, all loss/earnings per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect each of the respective stock splits. In addition, the number of common shares issued has been adjusted to reflect the stock split and an amount equal to the par value of the additional shares issued has been transferred from additional paid-in capital to common stock.

n.   Derivative Instruments, Hedging Activities and Foreign
     Currency

Assets and liabilities of foreign subsidiaries where the local currency is the functional currency are translated at year-end exchange rates. Exchange rate changes arising from translation are included in the accumulated other comprehensive income (loss) component of stockholders' equity. Results of operations are translated using the average exchange rates prevailing throughout the year. Gains and losses from foreign currency transactions are included in the statement of operations for the year and are not material.

On January 1, 2001 the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies as a hedge of future cash flows. For derivatives qualifying as cash flow hedges, the effective portion of changes in fair value of the derivative instrument is recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion (representing the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged transaction) is recognized in earnings as it occurs. There was no cumulative effect recognized for adopting this accounting change due to immateriality.

The Company formally designates and documents each derivative financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for
                         F-11


entering into the hedge transaction upon inception. The Company also assesses whether the derivative financial instrument is effective in offsetting changes in the fair value or cash flows
of the hedged item.   The Company recognized no gain or loss
related to hedge ineffectiveness in 2001.

The embedded equity collar contained in the private Mandatorily Exchangeable Contract for Shared Appreciation Income Linked Securities ("SAILS") arrangement (See Note 5) is considered a fair value hedge in accordance with the provisions of SFAS No.
133. Accordingly, any change in fair value of this derivative financial instrument between reporting dates is recognized through earnings. However, changes in fair value of this derivative are mitigated by changes in fair value of the Cisco shares classified as trading securities which resulted in a net effect on earnings which is not material for the year ended December 31, 2001.

The Company also utilizes derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments from the Company's international subsidiaries denominated in foreign currencies. These derivative instruments are designated as either fair value or cash flow hedges, depending on the exposure being hedged, and have maturities of less than one year. Gains and losses on these derivative financial instruments and the offsetting losses and gains on hedged transactions are reflected in the Company's statement of operations. The Company does not use these derivative financial instruments for trading purposes.

As of December 31, 2001, the Company had $61,090 in forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts. These contracts are primarily denominated in British pounds, European currency units, Canadian dollars and Japanese yen and have been marked to market as of December 31, 2001 with the resulting gains and losses included in the statement of operations. The fair value of these forward exchange contracts was $62,453 at December 31, 2001.

o.   Segment Information

The Company follows the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes standards for reporting information about operating segments. SFAS 131 requires disclosures about products and services, geographic areas and major customers.


                               F-12


p.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant use of estimates includes its determination of provisions for doubtful accounts, inventory reserves, warranty reserves and product return reserves.

q.   Reclassifications

Certain reclassifications have been made to prior consolidated financial statements to conform with current presentations.

r.   Recently Issued Accounting Pronouncements

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "segment of a business (as previously defined in that Opinion). SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.
Therefore, discontinued operations will no longer be measured at
                              F-13


net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

2.   ACQUISITIONS AND DIVESTITURES

a. Telxon Acquisition

On November 30, 2000, the Company completed the acquisition of Telxon through a merger of Telxon with a wholly owned subsidiary of the Company. In the merger, each outstanding share of Telxon common stock was converted into the right to receive 0.5 of a share of the Company's common stock, resulting in the issuance of 13,163,000 (split-effected) shares, comprising approximately $378,300 of the total purchase price.

In addition, each outstanding option to purchase Telxon common stock was converted into an option to purchase 0.5 of a share of the Company's common stock at an exercise price equal to two times the pre-acquisition exercise price of the Telxon options. This resulted in 2,610,000 (split-effected) options granted to replace Telxon options. The fair value of vested stock options at the time of the acquisition was $26,400. The combined purchase price of shares issued and vested stock options granted aggregated approximately $404,700. The fair value of unvested stock options at the time of the acquisition amounted to approximately $1,900 and was accounted for as deferred compensation and excluded from the total purchase price.

The acquisition has been accounted for by the purchase method of accounting and, accordingly, the consolidated statements of operations include the results of operations of Telxon beginning December 1, 2000. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company has obtained independent appraisals of the acquired inventories, property, plant and equipment, and identifiable intangible assets, and their remaining useful lives. After allocating the purchase price to net tangible assets, purchased technology which has reached technological feasibility was valued at $22,800 using a cash flow model, under which future cash flows were discounted utilizing an assessment of its life expectancy. This purchased technology has been capitalized and is being amortized over eight years.
                              F-14



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

As a result of the acquisition of Telxon, the Company incurred incremental costs to exit and consolidate activities at Telxon locations, to involuntarily terminate Telxon employees, and other costs to integrate operating locations and other activities of Telxon with the Company. Generally accepted accounting principles require the portion of these expenses which are not associated with the generation of future revenues and have no future economic benefit to be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. These restructuring costs, primarily severance and abandonment of leased facilities, were recorded in the purchase price allocation and amounted to $58,041. Severance relates to the termination of approximately 1,026 employees primarily in manufacturing, management, sales and administrative support. As of December 31, 2001, all these employees had been terminated. (See Note 11).

The preliminary allocation resulted in an excess of cost over fair value of net assets acquired that amounted to $217,690. During the allocation period to identify and quantify the assets acquired and the liabilities assumed in conformity with SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises", additional information became available regarding the fair value of net assets acquired from Telxon. Based on this additional information, the Company adjusted its preliminary allocation of purchase price by $37,130. This adjustment resulted in a decrease in the fair value allocated to the net assets acquired and an increase in the excess of cost over fair value of net assets acquired. The final adjustments result from the completion of the evaluation of certain assets and various liabilities. The adjusted excess of cost over fair value of net assets acquired has been amortized using the straight-line method over an estimated twenty-year life (see also Note 1e.)

Unaudited pro forma results of operations for the years ended December 31, 2000 and 1999, as if the Company acquired Telxon at the beginning of each year and excluding the effect of non-recurring pre-tax charges of $273,521 are presented below. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include the realization of cost savings from operating efficiencies, synergies or other effects resulting from the merger, and are not necessarily indicative of the actual consolidated results of operations had the merger occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

                                 Unaudited Pro forma
                                Year ended December 31,
                                  2000(1)      1999(2)_

Net revenue                     $1,736,754   $1,484,610
Net earnings                    $  245,743   $   40,784
Diluted earnings per share      $     1.05   $     0.18

(1) The fiscal 2000 unaudited pro forma results include certain Telxon-related matters as follows: a gain on exchange of Aironet shares of $396,161 or $1.15 diluted earnings per share, offset by pre-tax charges for inventory obsolescence writeoffs, bad debt charges, Akron to Cincinnati headquarter transition costs, loss on a major domestic retailer sales contract, and the repurchase of subsidiary minority interest aggregating
    $51,900 or $0.15 diluted earnings per share.

(2) The fiscal 1999 unaudited pro forma results include Telxon-related pre-tax charges for inventory obsolescence writeoffs and bad debt charges aggregating $39,700 or $0.11 diluted earnings per share.

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

During 1999, the Company acquired distributors for an initial purchase price of $11,392. The excess of cost over net assets acquired related to these acquisitions was $11,795.

Additional acquisition payments are contingent upon the attainment of certain annual net revenue levels and achievement of other milestones as defined in the respective agreements during periods not exceeding five years from the date of acquisition. The Company made additional acquisition payments of $1,000 and $2,876, respectively during the years ended December 31, 2001 and 2000, related to these acquisitions which have been recorded as excess of cost over net assets acquired.




Results of operations of these subsidiaries have been included in consolidated operations as of their respective effective acquisition dates. Pro forma results of operations, assuming these acquisitions had been completed at the beginning of 1999, would not differ materially from the reported results.

3.   INVENTORIES
                                    December 31,    December 31,
                                        2001            2000___
Raw materials                        $178,431          $175,462
Work-in-process                        16,108            25,106
Finished goods                        116,385            84,845
                                     $310,924          $285,413

The Company recorded a non-recurring charge for a writedown of its radio frequency infrastructure and mobile computing inventories of approximately $110,000 in the second quarter of 2001 which is reflected in product cost of revenue.

In December 2000, the Company recorded a provision of approximately $64,000 relating to management's decision to eliminate redundant and discontinued products and product lines principally due to the Telxon acquisition. This provision was recorded in total cost of revenue and related to the Company's plan of restructuring. See Note 11 for additional information relating to the restructuring of the Company's operations.

4.   PROPERTY, PLANT AND EQUIPMENT
                                    December 31,    December 31,
                                        2001            2000___

Land                                 $ 12,225         $ 11,424
Buildings and improvements             59,483           57,729
Machinery and equipment                97,293          112,901
Furniture, fixtures and office
 equipment                             41,128           46,934
Computer hardware and software        148,312          132,087
Leasehold improvements                  9,940           16,692
Construction in progress               19,726            8,653
                                      388,107          386,420
Less: Accumulated depreciation and
 amortization                         146,881          151,953
                                     $241,226         $234,467

During the fourth quarter of 2000 the Company substantially completed construction of a 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. In February 2001, the Company began a 150,000 square foot expansion of this facility.


The total cost for this project is estimated to be approximately
$8,500 and is scheduled to be completed during 2002.

In February 2001, the Company also began construction of a new 334,000 square foot distribution center in McAllen, Texas. The total cost for this project is estimated to be approximately $33,000 and is scheduled to be completed in the first half of 2002. The Company continues to make capital investments in major systems and network conversions but does not have any other material commitments for capital expenditures.

5.   INVESTMENT IN MARKETABLE SECURITIES

Through the Company's acquisition of Telxon (see Note 2a.), it obtained 4,166,086 shares of Cisco Systems, Inc. common stock (the "Cisco shares"). At December 31, 2000, using the provisions of SFAS No. 115, the Company classified this investment as available-for-sale, based upon its intent to hold the securities for an extended length of time and to not engage in frequent buying and selling of the securities.

In conjunction with the Telxon acquisition, the Company also obtained two derivative financial instruments related to the Cisco shares (referred to collectively herein as the "Collar"). The Collar essentially hedged the Company's risk of loss on the marketable securities by utilizing purchased put options. Conversely, the Collar arrangement also limited the potential gain by employing written call options.

In January 2001, the Company sold 6,086 of the Cisco shares, and simultaneously terminated the existing Collar and entered into a SAILS arrangement with a highly rated financial institution for the remaining 4,160,000 shares. These shares had a market value of $75,338 at December 31, 2001. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in the balance of Investment in Marketable Securities. The underlying debt has a seven-year maturity and pays a cash coupon of 3.625 percent. The SAILS contain an embedded equity collar, which effectively manages a large portion of the Company's exposure to fluctuations in the fair value of its holdings in Cisco common stock. At maturity, the SAILS will be exchangeable for shares of Cisco common stock, or at the Company's option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of the existing free standing collar arrangement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under its revolving credit facility. The Company accounts for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS No. 133 and the change in fair value of this derivative between reporting dates is recognized through earnings. The derivative has been combined with the debt
                              F-18


instrument in long-term debt in an appropriate presentation of the Company's overall future cash outflows for that debt instrument under FIN 39 for the legal right of offset for accounting purposes.

At December 31, 2001, 3,411,200 of the Cisco shares have been hedged in conjunction with the SAILS arrangement and accordingly have been classified as trading in accordance with the provisions of SFAS 115. However, because these securities collateralize the long-term debt underlying the SAILS arrangement, they have been classified as non-current assets at December 31, 2001. The changes in market value of these trading securities have been reflected in the statement of operations, but have been mitigated by changes in the market value of the embedded equity collar which resulted in a net effect on earnings which is not material. The remaining 748,800 Cisco shares have been classified as available-for-sale.

The Company has other investments which are classified as available-for-sale under the provisions of SFAS No. 115. During the year ended December 31, 2001, the Company's net unrealized losses of $8,115 are comprised of gross unrealized losses of $10,838, less a reclassification adjustment of $2,723, net of taxes, for losses included in the Company's Statement of Operations. No other reclassification adjustments were recorded for the years ended December 31, 2000 or December 31, 1999. Information regarding marketable securities classified as available-for-sale is illustrated in the table below:
                                    December 31,     December 31,
                                        2001             2000____
Cost basis                            $ 32,794        $268,048
Gross unrealized holding losses
 on available-for-sale
 securities                            (18,567)        ( 4,743)
Aggregate fair market value           $ 14,227        $263,305

Information regarding marketable securities classified as trading securities is illustrated in the table below:
                                    December 31,     December 31,
                                        2001             2000____
Cost basis                            $142,844        $      -
Gross realized holding losses
 on trading securities                 (81,067)              -
Aggregate fair market value           $ 61,777        $      -

The aggregate fair market value of available-for-sale securities of $14,227 combined with the aggregate fair market value of trading securities of $61,777 result in a total investment in marketable securities of $76,004 as of December 31, 2001.

6.   INTANGIBLE ASSETS
                                    December 31,     December 31,
                                        2001             2000____
Excess of cost over fair value
 of net assets acquired               $406,993        $370,900
Patents, trademarks, purchased
 technologies and non-compete
 covenants                             101,887          86,344
Executive retirement plan
 unrecognized prior service
 costs                                     538             538
                                       509,418         457,782
Less: Accumulated amortization          96,110          71,290
                                      $413,308        $386,492

7.   SOFTWARE DEVELOPMENT COSTS
                                   Year Ended December 31,____
                                2001         2000        1999_
Net book value, beginning
 of year                      $33,575      $64,883     $43,571
Amounts capitalized            27,380       32,635      39,784
Impairment related
  writeoffs                   ( 7,479)     (39,876)          -
                               53,476       57,642      83,355

Less: Amortization             17,084       24,067      18,472
Net book value, end of year   $36,392      $33,575     $64,883

Impairment writeoffs are related to the product discontinuations associated with the restructuring charges the Company recorded during the years ended December 31, 2001 and 2000. See Note 11 for further information.

8.   OTHER ASSETS

In November 2000, the Company invested $50,000 in and licensed certain intellectual property to AirClic Inc. ("AirClic"). In return, the Company received convertible preferred stock in AirClic. The Company does not currently have the right to convert its preferred stock into common stock of AirClic and its ability to do so in the future is subject to certain contractual restrictions. AirClic's business allows wireless devices to scan bar codes and transmit data to the Internet. Under the terms of the relevant agreements, if AirClic raises an additional $365,000 in private equity, $200,000 of which must be at per share prices materially greater than the Company's original investment, and satisfies certain other conditions, then the Company may be required to invest up to an additional $150,000 in AirClic. To date, the Company has not made any additional investments in
                       F-20


AirClic and the Company's obligation to invest additional amounts expires upon an initial public offering of AirClic that meets certain criteria. Because the Company does not have the ability to exercise significant influence over AirClic, it accounts for this investment using the cost method. During the year ended December 31, 2001, the Company had accumulated certain component inventories in anticipation of orders from AirClic. As a result, during 2001, AirClic agreed to purchase $7,000 of component inventory from the Company. AirClic may at any time exchange all or any portion of the inventory for products or components owned by the Company. The Company did not recognize any revenue relating to this transaction. Additionally, for the year ended December 31, 2001 the Company did not receive any royalty payments from AirClic. For the year ended December 31, 2000 the Company received royalty payments of $15,000 relating to the licensing of certain intellectual property, in the ordinary course of business. All other related party transactions between the two entities have not been material.

9.  LEASE SECURITIZATIONS

The Company has a $50,000 lease receivable revolving securitization agreement with a highly rated financial institution. This agreement is currently scheduled to mature in September 2002, but is expected to be renewed on an annual basis without the payment of amounts outstanding at such time. During 2001, the Company securitized approximately $32,227 of its lease receivables in accordance with the terms of the aforementioned agreement. Gains on lease securitizations during 2001 were approximately $460. While the Company retains the servicing responsibilities for all of its lease receivables, the Company outsources servicing and the related servicing costs offset retained interests. Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during 2001 (weighted based on principal amounts securitized) were as follows:

Prepayment rate                         N/A (1)
Weighted-average life (in years)        2.03
Expected credit losses                  $3,223
Discount rate                           9 percent

The following table presents the fair values of the retained interest as of December 31, 2001, along with key economic assumptions used to derive the values as of year-end. The table also presents the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in the listed economic assumptions:

Fair value of retained interest at December 31, 2001     $ 14,314
Weighted average life (in years)                             1.86
Prepayment speed assumption                               N/A (1)
Impact on fair value of 10 percent adverse change               -
Impact on fair value of 20 percent adverse change               -
Expected credit losses (annual rate)                         1.0%
Impact on fair value of 10 percent adverse change        $ 14,275
Impact on fair value of 20 percent adverse change        $ 14,235
Discount rate                                                9.0%
Impact on fair value of 10 percent adverse change        $ 14,157
Impact on fair value of 20 percent adverse change        $ 14,004

(1) The Company's lease portfolios historically have not been subject to prepayment risk.

These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on a 10 percent and 20 percent variation in assumptions generally cannot easily be extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in the above table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each securitization pool. At December 31, 2001, static pool net credit losses for leases securitized were not material.

The table below summarizes certain cash flows received from /
(paid to) securitization trusts in 2001:

Proceeds from new securitizations                $ 18,700
Collections used by the trust to purchase
 new balances in revolving securitizations           $470
Servicing fees received                              $330
Purchases of delinquent assets                      ($188)

The table below presents information about delinquencies, net credit losses, and components of reported and securitized financial assets at December 31, 2001:

                        Total Principal Delinquent
                          Amount of      Principal
                           Leases       Over 90 Days
Leases held in portfolio   $ 4,288         $631
Leases held for
 securitization              5,130           43
Leases securitized          42,445           13
Total leases managed       $51,863         $687

Leases securitized of $42,445 is comprised of the Company's retained interest in future cash flows of those leases measured
                            F-22


at fair value of $14,314, and the financial institution's interest in those leases of $28,131.

The Company monitors its potential credit risk associated with lease securitizations and provides for an allowance for doubtful accounts which is maintained at a level which the Company believes is sufficient to cover potential losses on leases securitized. Credit losses historically have not been material.

10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                    December 31,    December 31,
                                        2001            2000____

Accounts payable                      $112,867       $129,829
Accrued compensation, fringe
 benefits and related payroll taxes     49,472         86,962
Accrued merger integration charges           -         19,583
Accrued purchase commitments            13,822         11,205
Accrued professional fees               14,584          6,148
Other accrued expenses                  88,870         71,943
                                      $279,615       $325,670

See Note 11 for information on the details of the restructuring, impairment and integration charges recorded by the Company.

11.   RESTRUCTURING, IMPAIRMENT AND INTEGRATION CHARGES

In September 2001, the Company's management approved and adopted a formal plan of restructuring related to the reorganization of its manufacturing facilities. The plan includes a transition of volume manufacturing away from its Bohemia, New York facility to lower cost locations, primarily its Reynosa, Mexico facility and Far East contract manufacturing partners. In connection with this reorganization, the Company's operating results for the year ended December 31, 2001 include a $59,662 charge for restructuring and impairment. The gross provision of $62,662 related to the September 2001 restructuring was partially offset by the reversal of $3,000 of unutilized restructuring reserves remaining from the Company's December 2000 plan of restructuring (see below). This restructuring charge, of which $53,091 was recorded as product cost of revenue and $6,571 was recorded as services cost of revenue, includes workforce reduction and asset impairment costs. The Company's restructuring plan is expected to be substantially completed by June 30, 2002. Under this plan, the Company recorded a workforce reduction charge of $11,000 related to the termination of approximately 375 employees, primarily manufacturing associates. As of December 31, 2001, approximately 20 employees have been terminated. Details of the restructuring charges as of December 31, 2001 are as follows:
                                                 December 31,
                                                     2001
                            Provision  Utilized    Accrual__
   Workforce reductions     $11,000    $ 2,024     $ 8,976
   Impaired fixed asset
     and other writeoffs     51,662     47,239       4,423
                            $62,662    $49,263     $13,399
                              F-23


In December 2000, the Company's management approved and adopted a formal plan of restructuring associated with the Telxon acquisition (see Note 2a.). The Company's operating results for the year ended December 31, 2000 reflect a $185,921 charge for restructuring, impairment and merger integration related charges.

The restructuring charge of $146,696 of which $114,440 was recorded as product cost of revenue and $2,461 was recorded as services cost of revenue, included workforce reduction costs, asset impairments and lease termination costs. The costs are not associated with the generation of future revenues and have no future economic benefit. An additional $39,225 of the charge recorded in December 2000 relates to the integration of Telxon's business and operations resulting in revenue-producing activities. These merger integration charges consist primarily of professional services and consulting fees, marketing and advertising, travel expenses and other related charges.
The Company's exit plan, which focused on the consolidation of manufacturing operations, including plant closings and elimination of redundant activities, has been substantially completed. As part of this plan, the Company recorded a charge of $14,117 for workforce reductions. The charge relates to the termination of approximately 225 employees primarily in manufacturing, management, sales and administrative support. As of December 31, 2001, all these employees have been terminated. Details of the unutilized restructuring balance as of December 31, 2001 which relates primarily to the ongoing lease commitments are as follows:

                  December 31, Reversal            December 31,
                    2000         of       Utilized    2001,
                   Balance __  Provision   to date   Balance _
Work force
 reductions        $ 44,158    $ 3,000     $41,158  $     -
Impaired fixed asset
 and other writeoffs  7,899          -       7,743      156
Lease cancellation
 costs               20,430          -      15,056    5,374
                   $ 72,487    $ 3,000     $63,957  $ 5,530

The accrued restructuring expenses of $5,530 combined with accrued restructuring expenses of $13,399 related to the reorganization of the Company's manufacturing facilities (as discussed above) result in a total accrued restructuring expense of $18,929 remaining as of December 31, 2001.

12.   CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES

At the time of the Telxon acquisition, Telxon had outstanding

                              F-24


$82,500 of 5.75 percent convertible subordinated notes (the "5.75 percent notes"), and $24,413 of 7.5 percent convertible subordinated debentures (the "7.5 percent debentures"). The notes are redeemable at any time at the option of Telxon, in whole or in part, at 100.8214 percent during the year ended December 31, 2002.

The 5.75 percent notes, issued December 12, 1995, pay interest semi-annually and are due January 1, 2003. The conversion price for these notes is $36.67 per common share and is subject to adjustment in certain events.

During the year ended December 31, 2001, Telxon purchased in the open market $21,861 of its 5.75 percent notes for $20,665, resulting in an extraordinary gain of $813, net of $383 in taxes. Borrowings from the Company's line of credit were used to finance the repurchase. The 7.5 percent debentures, issued June 1, 1987, pay interest semi-annually and are due June 1, 2012. The conversion price for the debentures is $35.67 per common share and is subject to adjustment in certain events. The debentures are redeemable at par value. The sinking fund requires annual payments of 5 percent of the original $46,000 principal amount, calculated to retire 75 percent of the issue prior to maturity. Prior to the acquisition, Telxon purchased and retired debentures with a principal face value of $21,266. This amount has been applied to the earliest of the sinking fund obligations.

The combined aggregate amount of maturities and sinking fund requirements for each of the years ended December 31 are as follows:

                 2002                     $      -
                 2003                       60,639
                 2004                            -
                 2005                            -
                 2006                            -
              Thereafter                    24,413
                                          $ 85,052

These notes and debentures contain various non-financial covenants with which the Company was in compliance at December
31, 2001. (See Note 21.)


13.   LONG-TERM DEBT
                                     December 31,    December 31,
                                        2001            2000_____
Revolving Credit Facility (a)         $125,439       $187,329
Senior Notes (b)                        12,698         19,048
SAILS Exchangeable Debt (c)             93,206              -
Promissory Note (d)                          -         10,000
State Loan (e)                               -          3,000
Other (f)                                  373          4,792
                                       231,716        224,169
Less: Current maturities                 6,548         23,025
                                      $225,168       $201,144
                              F-25



(a) The Company has a $350 million unsecured revolving credit facility with a syndicate of U.S. and International banks. These borrowings bear interest at either LIBOR plus 100 basis points or the base rate of the syndication agent bank, contingent upon various stipulations by the lender, which approximated 4.75 percent and 9.5 percent at December 31, 2001 and 2000, respectively. Since the proceeds under the Credit Agreement are committed until 2004, the Company has classified these borrowings as long-term obligations. As of December 31, 2000, the Company had outstanding borrowings of $187,329 under this facility. This Credit Agreement has certain restrictive covenants. Certain of the covenants were waived in order to complete the Telxon acquisition and such related transactions. Therefore, the Company is in compliance with all debt covenants at December 31, 2001.

(b) In March 1993, the Company issued $25,000 of its 7.76 percent Series A Senior Notes due February 15, 2003, and $25,000 of its 7.76 percent Series B Senior Notes due February 15, 2003, to two insurance companies. The Series A Senior Notes are being repaid in equal annual installments of $2,778 which began in February 1995. The Series B Senior Notes are being repaid in equal annual installments of $3,571 which began February 1997. Interest is payable quarterly for these notes. The financing agreements contain certain covenants regarding the maintenance of a minimum level of tangible net worth, as well as certain other financial ratios, as defined, and certain restrictions including limitations on indebtedness. The Company was in compliance with these covenants at December 31, 2001.

(c) In January 2001, the Company entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities which underlie the SAILS contract represent the Company's investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. The 4,160,000 shares of Cisco common stock had a market value of $75,338 at December 31, 2001, and are held as collateral to secure the debt instrument associated with the SAILS and are included in the balance of Investment in Marketable Securities (see Note 5). This debt has a seven-year maturity and pays a cash coupon of 3.625 percent. The SAILS contain an embedded equity collar, which effectively manages a large portion of the Company's exposure to fluctuations in the fair value of its holdings in Cisco common stock. At maturity, the SAILS will be exchangeable for shares of Cisco common stock, or at the Company's option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar
                             F-26


arrangement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under its revolving credit facility. The Company accounts for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS 133. The change in fair value of this derivative between reporting dates is recognized through earnings. The derivative has been combined with the debt instrument in long-term debt in an appropriate presentation of the Company's overall future cash outflows for that debt instrument under Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN 39") for the legal right of offset for accounting purposes. The SAILS liability, net of the derivative asset, represents $93,206 of the total long-term debt balance outstanding at December 31, 2001. The Company has the option to terminate the SAILS arrangement prior to its scheduled maturity. Such early termination would require the Company to pay an amount based on the fair value of the embedded equity collar and the underlying stock, which would be recorded in the Company's statement of operations in the period of termination. Such amount, however, will never exceed the present value of the Company's future coupon payments at the time of termination. At the present time, the Company does not anticipate terminating the SAILS arrangement prior to its scheduled maturity date.

(d) In conjunction with the Telxon acquisition, the Company assumed a short-term promissory note of $10,000. This note charged interest at LIBOR plus 30 basis points. Telxon fully repaid this note in January 2001.

(e) In 1994, the Company received a $3,000 loan from an agency of New York State. The loan charged interest at 1.0 percent, payable monthly, and the principal was fully repaid in 2001.

(f) The Company has available $55,000 in uncommitted U.S. dollar and foreign currency lines of credit with several global banks with a range of borrowing rates and varying terms that continue until such time as either party wishes to terminate the agreements. As of December 31, 2001 and 2000, outstanding borrowings under these agreements amounted to $19 and $3,405, respectively. The remaining balances in other long-term debt of $354 and $1,387 at December 31, 2001 and 2000, respectively, represent various other loans maturing through 2008.

Based on the borrowing rates currently available to the Company for bank loans with similar terms, the fair values of borrowings under the Credit Agreement, Senior Notes and Promissory note, approximate their carrying values.

                              F-27


The combined aggregate amount of long-term debt maturities for each of the years ended December 31 are as follows:

                 2002                              $  6,548
                 2003                                 6,401
                 2004                               125,468
                 2005                                    32
                 2006                                    27
              Thereafter                             93,240
                                                   $231,716
14.   INCOME TAXES

The (benefit from)/provision for income taxes consists of:
                                Year Ended December 31,_______
                           2001          2000           1999__
Current:
  Federal              ($21,476)       $39,721       $42,875
  State and local             -          7,871         7,545
  Foreign                 3,127          5,303         7,967
                        (18,349)        52,895        58,387
Deferred:
  Federal               (12,165)       (55,087)       (1,392)
  State and local        (2,175)        (9,499)         (395)
  Foreign                 7,020          1,099        (1,840)
                         (7,320)       (63,487)       (3,627)
  Total (benefit from)/
   provision for
   income taxes        ($25,669)      ($10,592)      $54,760

A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate is:
                                  Year Ended December 31,______
                             2001          2000          1999__
Statutory U.S. Federal
 rate (benefit)/provision   (35.0%)       (35.0%)        35.0%
State taxes, net of
 Federal tax effect          (0.5)         (1.3)          2.7
Tax credits                  (6.5)        (17.8)         (6.8)
Amortization of excess of
 cost over fair value of
 net assets acquired          6.1           1.7           0.6
Write-off of In-Process
 R&D                            -          38.5             -
Exempt income of foreign
 sales corporation              -          (2.1)         (3.9)
Income of foreign
 subsidiaries taxed at
 higher tax rates            (0.7)          4.1           0.9
Non-deductible items          0.9           0.9           0.3
Other, net                    3.8          (2.3)          3.2
                            (31.9%)       (13.3%)        32.0%

                              F-28


At December 31, 2001, the Company had no long-term net deferred tax liabilities. At December 31, 2000 and 1999 the Company had long-term deferred tax liabilities of $88,025 and $37,059, respectively. The components of the Company's net deferred tax assets at December 31, 2001, 2000 and 1999, respectively, are as follows:
                                    Year Ended December 31,
                              2001         2000          1999____
                          Deferred Tax Deferred Tax  Deferred Tax
                            Assets/       Assets/       Assets/
                         (Liabilities) (Liabilities) (Liabilities)
Receivables               $ 20,618       $   8,300       ($2,700)
Inventory                   53,337          60,960        19,751
Net investment in
 sales-type leases         (11,630)         (8,759)       (6,471)
Accrued compensation
 and associate benefits      8,136           9,045         5,296
Other accrued liabilities   30,875          26,488         8,803
Accrued restructuring
 and severance costs         8,057          57,722           214
Deferred revenue - current  12,345          10,389         5,755
Deferred revenue - long term 2,292           4,783        14,835
Deferred patent and product
 development costs         (31,549)        (31,418)      (33,618)
Purchased technology &
 other intangibles             512           4,629         3,932
Property, plant and
 equipment                 (11,176)        (13,247)      (18,254)
Investments                (52,100)        (96,290)       (4,614)
Cumulative translation
 adjustments                15,638          12,714         6,131
Net operating loss
 carryforwards             121,606          32,958             -
Tax credit carryforwards    41,515          27,562         3,651
Charitable contribution
 carryforwards                 523               -             -
Other, net                   6,216          10,116         5,024
                           215,215         115,952         7,735
Less: Valuation allowance    8,098           6,958             -
Net Deferred Tax Asset    $207,117        $108,994       $ 7,735

The Company had available federal and state net operating loss carryforwards of approximately $719,937 at December 31, 2001. Such loss carryforwards expire in accordance with provisions of applicable tax law and have remaining lives ranging from 6 to 20 years. Certain loss carryforwards are likely to expire unused. Accordingly, the Company has recorded valuation allowances of $8,098 and $6,958 at December 31, 2001 and 2000, respectively. Subsequent recognition of a substantial portion of the deferred tax asset relating to such net operating loss carryforwards would result in a reduction of goodwill recorded in connection with the Telxon acquisition.
                              F-29



The Company also had available federal and state credit carryforwards of approximately $44,815 at December 31, 2001.
Such credits have expiration dates ranging from 4 to 20 years, and $11,031 of these credits have no expiration date. The Company expects that it will be able to utilize all such credits before their expiration. Accordingly, no valuation allowance has been recorded for these credit carryforwards.

The valuation allowance increased by $1,140 during 2001, increased by $6,958 during 2000, and decreased by $696 during 1999.

The increases in 2000 and 2001 relate to net operating loss carryforwards which were acquired as part of the Telxon acquisition. The decrease in 1999 relates to state investment tax credit carryforwards which were not required to be recaptured.

15.  COMMITMENTS AND CONTINGENCIES

a.   Lease Agreements

The combined aggregate amount of required future minimum rental payments under non-cancelable operating leases for each of the years ended December 31, are as follows:

                  2002                    $ 15,357
                  2003                      13,060
                  2004                      11,124
                  2005                       9,605
                  2006                       8,884
               Thereafter                   32,733
                                           $90,763

Rent expense under substantially all operating leases was, $16,263, $13,198 and $11,143, for the years ended December 31, 2001, 2000 and 1999, respectively.

b.   Employment Contracts

The Company has executed employment contracts with certain senior executives that vary in length, for which the Company has a minimum commitment aggregating approximately $6,726 at December 31, 2001. The Company has entered into agreements with its former President and Chief Executive Officer in connection with his retirement announced in February 2002. See Note 21 for further details.

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

On May 1, 2001, the Company filed an answer and counterclaim in response to Proxim's suit. The Company has responded by asserting its belief that Proxim's asserted patents are invalid and not infringed by any of the Company's products. In addition, the Company has asserted its belief that Proxim's claims are barred under principles of equity, estoppel and laches. The Company has also filed counterclaims against Proxim, asserting that Proxim's RF product offerings infringe four of the Company's patents relating to wireless LAN technology. The Company has requested the Court grant an unspecified amount of damages as well as a permanent injunction against Proxim's sale of its wireless LAN product offerings. The Court has severed the Company's counterclaim against Proxim involving the four of the Company's patents relating to wireless LAN technology from Proxim's initial case.

On May 14, 2001, the Company announced that an agreement had been reached with Intersil Corporation, a supplier of key wireless LAN chips to the Company. Under this agreement, Intersil will generally indemnify and defend the Company against Proxim's infringement suit.

On December 4, 2001, the Company filed a complaint against Proxim in the United States District Court in the District of Delaware asserting that Proxim's RF product offerings infringe four of the Company's patents relating to wireless LAN technology. This complaint asserts the same four patents that were asserted in the Company's counterclaim against Proxim in the initial Proxim case prior to the severance of this counterclaim by the Court. On December 18, 2001, Proxim filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four patents asserted by the Company, injunctive and monetary relief for the Company's alleged infringement of one additional Proxim patent involving wireless LAN technology, monetary relief for the Company's alleged false patent marking, and injunctive and monetary relief for the Company's alleged unfair competition under the Lanham Act, common law unfair competition and tortious interference.

On January 31, 2002, the Company filed an answer in response to Proxim's counterclaim. The Company has responded by asserting its belief that Proxim's asserted patent is invalid and not infringed by any of the Company's products. In addition, the Company has asserted its belief that Proxim's patent claims are barred under principles of equity, estoppel and laches. Also on January 31, 2002, the Company filed a motion to dismiss Proxim's claims regarding false patent markings, Lanham Act, common law unfair competition and tortious interference. This motion is currently pending.

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

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal. The Federal Circuit Court heard oral arguments on this appeal on October 4, 2001. On January 24, 2002, the Federal Circuit found for the Auto ID companies, holding that the defense of prosecution laches exists as a matter of law. On March 20, 2002 the Federal Circuit denied Lemelson's petition for rehearing in banc. Accordingly, the issue will be remanded to the Court in Nevada to consider whether the laches defense is applicable to the Lemelson case. No date has yet been set by the Court in Nevada for the resolution of this issue.

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

On May 14, 2001, the Auto ID companies filed another motion for summary judgment arguing that Lemelson's patents at issue are unenforceable because of Lemelson's inequitable conduct before the U.S. Patent and Trademark Office. On June 19, 2001, the Lemelson Partnership filed a combined opposition to the motion of the Auto ID companies for summary judgment and its own cross-motion for partial summary judgment that no such inequitable conduct occurred. On November 13, 2001, the District Court denied both the Auto ID companies' motion and Lemelson's cross-motion. In doing so, the

Court did not rule on the merits of the matters raised in the motions, but instead held that there remain triable issues of material fact that preclude granting summary judgment in favor of either party.

On July 25, 2001, the Court entered an order setting a schedule that culminates with a trial currently scheduled for August 2002. Under this timetable, the Auto ID companies' arguments relating to invalidity, unenforceability and/or non-infringement of the so-called bar code patents will be briefed by motion at the appropriate time, or at trial.

On August 1, 2001, the Auto ID companies filed another motion for partial summary judgment arguing that the Lemelson Partnership is not entitled, as a matter of law, to rely on a now-abandoned Lemelson patent application filed in 1954 to provide a filing date or disclosure for the claims of the patents-in-suit. On November 13, 2001, the District Court denied the Auto ID companies' motion. In doing so, the Court did not rule on the merits of the matters raised in the motion, but instead held that there remain triable issues of material fact that preclude granting summary judgment.

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

On February 20, 2001, Telxon filed a motion for leave to file and serve instanter a summons and third-party complaint against third-party defendant PricewaterhouseCoopers LLP ("PWC") in shareholders' class action complaints. Telxon's third-party complaint against PWC concerns PWC's role in the original issuance and restatements of Telxon's financial statements for its fiscal years 1996, 1997, 1998 and its interim financial statements for its first and second quarters of fiscal year 1999, the subject of the class action litigation against Telxon. Telxon states causes of action against PWC for contribution under federal securities law, as well as state law claims for accountant malpractice, fraud, constructive fraud, fraudulent concealment, fraudulent misrepresentation, negligent misrepresentation, breach of contract, and breach of fiduciary duty. With respect to its federal claim against PWC, Telxon seeks contribution from PWC for all sums that Telxon may be required to pay in excess of Telxon's proportionate liability, if any, and attorney fees and costs. With respect to its state law claims against PWC, Telxon seeks compensatory damages, punitive damages, attorney fees and costs, in amounts to be determined at trial. Thereafter Plaintiffs sued PWC directly and that action was consolidated.

On April 30, 2001, the Court granted Telxon's motion to file and serve its third-party complaint against PWC. The Court reserved judgment on Telxon's request to have the Complaint deemed filed instanter on the date of Telxon's motion for leave to file the same
- February 20, 2001. Pursuant to the Court's request the parties have submitted briefs on the issue of Telxon's motion for leave to file and serve the third-party complaint instanter. The issue is currently being considered by the Court.
                             F-36


PWC has filed a motion to dismiss both Telxon's third-party complaint and the PWC action. The parties have fully briefed the motion. The Court heard oral argument on PWC's motions on September 10, 2001. On March 25, 2002, the Court ruled on the pending motions. As to Telxon's third-party complaint against PWC, the Court held that it was timely filed, and that Telxon's allegations of scienter by PWC under the Federal securities laws were sufficiently pled, that Telxon's state law fraud claims were sufficiently pled, and that Telxon's breach of fiduciary duty, constructive fraud and fraudulent concealment claims against PWC should not be dismissed at the pleading stage. The Court denied PWC's motion to dismiss Telxon's claims for contribution under the Federal securities laws with respect to Telxon's restatements of its 1996, 1997 and 1998 audited financial statements, and granted PWC's motion to dismiss Telxon's contribution claims with respect to the restatements of its unaudited first and second quarter 1999 financial statements. The Court also denied PWC's motion to dismiss the separate action filed against it by the plaintiffs.

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

By letter dated March 9, 2001, the Division of Enforcement of the Commission informed Telxon that it had made a preliminary determination to recommend that the Commission initiate an action against Telxon for violation of various sections of the federal securities laws and regulations and to seek permanent injunctive relief and appropriate monetary penalties against Telxon. The Division of Enforcement also indicated that it intended to recommend similar action against three former employees of Telxon. On March 6, 2002, Telxon accepted an offer of settlement resolving this investigation.

Pursuant to the settlement, Telxon neither admitted nor denied certain findings by the Commission, and consented to the entry of an administrative Cease and Desist Order prohibiting Telxon from committing or causing any violation, and any future violation of certain reporting, record-keeping and internal control provisions of the Securities Exchange Act of 1934. Two former employees of Telxon also settled administrative proceedings without admitting or denying certain findings by the Commission and by consenting to the entry of an administrative cease and desist order prohibiting them from committing or causing any violation and any future violation of certain reporting, record-keeping and internal control provisions of the Securities Exchange Act of 1934. The
                             F-37


Commission on March 5, 2002 also filed suit against Kenneth W.
Haver, former Chief Financial Officer of Telxon, for fraud in connection with the company's financial statements and earnings press release for the quarter ended September 30, 1998.

On March 5,2002, a separate purported class action lawsuit was filed, entitled Pinkowitz v. Symbol Technologies, Inc., et al.
in the United States District Court for the Eastern District of
New York, on behalf of purchasers of the common stock of Symbol Technologies, Inc. between October 19, 2000 and February 13, 2002, inclusive, against the Company, Tomo Razmilovic, Jerome Swartz and Kenneth Jaeggi.

The complaint alleges that defendants violated the federal securities laws by issuing materially false and misleading statements, throughout the Class Period that had the effect of artificially inflating the market price of the Company's securities. Specifically, the complaint alleges that defendants engaged in the following conduct which had the effect of increasing the Company's reported revenue and profits: (1) the Company booked as profit in the third quarter of 2000 a one-time royalty payment in excess of $10 million, enabling the Company to make its third quarter projections; (2) the Company used expenses associated with its acquisition of Telxon to mask the fact that its sales were declining and (3) the Company booked as having shipped in the first quarter of 2001 more than $40 million in inventory that included side provisions allowing customers to delay payments or return merchandise, or included products that "never left the warehouse." Five additional purported similar class actions have also been filed against the Company in the Eastern District of New York. The Louisiana School Employees Retirement System is the plaintiff in the second action, which also names, in addition to the Company, Jerome Swartz, Tomo Razmilovic and Kenneth Jaeggi as defendants. The Company currently does not know the identities of the other parties in the third, fourth, fifth and sixth actions filed against it. The Company believes that these litigations are without merit and intends to defend them vigorously.

16.  STOCKHOLDERS' EQUITY

a.   Stock Option Plans

There are a total of 48,783,835 shares of common stock reserved for issuance under the Company's stock option plans at December 31, 2001. Stock options granted to date generally vest over a one to five year period, expire after ten years and have exercise prices equal to the market value of the Company's common stock at the date of grant. A summary of changes in the stock option plans is:

                               F-38


                                Shares Under Option______________
                                          Number of  Weighted Avg.
                         Option Price      Shares       Exercise
                          per Share     (in thousands)    Price____
Shares under option
 at January 1, 1999    $ 1.19 to $15.93   35,921        $ 5.87
    Granted            $14.03 to $25.22    6,950        $17.31
    Exercised          $ 1.45 to $ 8.17   (4,702)       $ 4.26
    Cancelled          $ 2.45 to $17.19     (488)       $ 9.06

Shares under option
 at December 31, 1999  $ 1.19 to $25.22   37,681        $ 8.15
    Granted            $20.75 to $41.22    4,155        $31.59
    Granted to
     replace Telxon
      options          $10.63 to $39.50    2,610        $17.99
    Exercised          $ 1.45 to $14.67   (5,022)       $ 5.34
    Cancelled          $ 3.46 to $35.83     (983)       $16.02

Shares under option
 at December 31, 2000  $ 1.19 to $41.22   38,441        $11.57
    Granted            $12.55 to $27.97    5,436        $26.93
    Exercised          $ 1.19 to $33.75   (6,022)       $ 6.42
    Cancelled          $ 1.45 to $39.50   (1,554)       $20.72

Shares under option
 at December 31, 2001  $ 1.58 to $41.22   36,301        $14.33

Shares exercisable
 at December 31, 2001  $ 1.58 to $33.75   20,516        $ 8.31

Shares exercisable
 at December 31, 2000  $ 1.19 to $39.50   20,539        $ 7.03

Shares exercisable
 at December 31, 1999  $ 1.19 to $ 8.17   17,199        $ 4.94

The following table summarizes information concerning currently outstanding and exercisable options:
                                       Weighted                Weighted
  Range of        Number     Remaining Average     Number      Average
  Exercise      Outstanding    Life    Exercise  Exercisable   Exercise
   Prices     (in thousands)  (years)   Price   (in thousands)  Price__
$ 1.58 - $ 2.37      163        1.3     $ 1.80       163        $ 1.80
$ 2.38 - $ 3.55    2,156        2.7     $ 3.32     2,156        $ 3.32
$ 3.56 - $ 5.33    3,184        3.8     $ 4.64     3,184        $ 4.64
$ 5.34 - $ 8.00   11,487        5.2     $ 6.72    10,093        $ 6.70
$ 8.01 - $12.00    2,120        6.2     $ 9.36     1,144        $ 9.70
$12.01 - $18.00    7,551        7.0     $16.08     2,742        $15.61
$18.01 - $27.00    2,438        7.6     $24.87       677        $23.33
$27.01 - $40.50    7,143        8.5     $30.33       357        $30.98
$40.51 - $41.22       59        8.1     $41.22         0        $    0
                  36,301                          20,516
                               F-39


At December 31, 2001, an aggregate of 13,767,000 shares remain available for grant under the stock option plans. The tax benefits arising from stock option exercises during the years ended December 31, 2001, 2000, and 1999, in the amount of $43,993, $53,960, and, $26,786, respectively, were recorded in stockholders' equity as additional paid-in capital.

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

If compensation cost for the Company's fixed stock options (including outside directors' options and stock purchase warrants discussed below) had been determined in accordance with the fair value method described in SFAS No. 123, the Company's net (loss) earnings and (loss) earnings per share would have been the pro forma amounts indicated below:
                                 Year Ended December 31,____
                              2001        2000        1999__
Net (Loss) Earnings:
     As Reported            ($53,907)    ($68,966)   $116,364
     Pro Forma              ($77,528)    ($86,262)   $103,996

Basic (Loss) Earnings Per Share:
     As Reported              ($0.24)      ($0.33)      $0.59
     Pro Forma                ($0.34)      ($0.42)      $0.52

Diluted (Loss) Earnings Per Share:
     As Reported              ($0.24)      ($0.33)      $0.55
     Pro Forma                ($0.34)      ($0.42)      $0.49

The weighted average fair value of options granted during 2001, 2000, and 1999, was $11.21, $12.75, and $6.10, per option, respectively. In determining the fair value of options and outside directors' options and stock purchase warrants granted in 2001, 2000, and 1999 for pro forma purposes the Company used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 5.5 percent; an expected option life of 4 years; an expected volatility of 45 percent, 43 percent, and 35 percent; and a dividend yield of 0.14 percent per year. As required by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the proforma calculation.

b.   Outside Directors' Options and Stock Purchase Warrants

All options and stock purchase warrants issued to outside directors vest over a two to four year period, expire after ten years and have exercise prices equal to the market value of the Company's common stock at the date of grant. A summary of changes in the outside Directors' options and stock purchase warrants is:

                                          Number of    Weighted
                         Option Price      Shares        Avg.
                          per Share    (in thousands) Exercise Price
Shares under option
 at January 1, 1999    $ 3.33 to $ 9.83      681        $ 6.09
    Granted            $15.80 to $25.22      233        $16.70
    Exercised          $ 3.33 to $ 9.83      (86)       $ 5.57
    Cancelled               -         -        -             -

Shares under option
 at December 31, 1999  $ 3.33 to $25.22      828        $ 9.13
    Granted            $32.00 to $35.83      750        $35.45
    Exercised          $ 3.33 to $15.80     (145)       $ 7.91
    Cancelled          $ 7.37 to $35.83     (335)       $27.99

Shares under option
 at December 31, 2000  $ 3.33 to $35.83    1,098        $21.52
    Granted                 -         -        -             -
    Exercised               -         -        -             -
    Cancelled               -         -        -             -

Shares under option
 at December 31, 2001  $ 3.33 to $35.83    1,098        $21.52

Shares exercisable
 at December 31, 2001  $ 3.33 to $35.83      615        $14.06

Shares exercisable
 at December 31, 2000  $ 3.33 to $25.22      397        $ 7.21

Shares exercisable
 at December 31, 1999  $ 3.33 to $ 9.83      384        $ 5.36

The following table indicates the number of common shares issuable upon exercise and the exercise price per share of all outstanding outside Directors' options and stock purchase warrants as of December 31, 2001:


                Number of
                 Shares                              Shares
                Issuable         Exercise           Vested at
Exercisable   Upon Exercise        Price       December 31,2001
     to      (in thousands)      per Share       (in thousands)_


   2004           114           $ 3.33 to $ 3.65       114
   2005            38                $ 4.43             38
   2006            57                $ 6.19             57
   2007            38                $ 6.52             38
   2008           177           $ 7.37 to $ 9.83       139
   2009           149           $15.80 to $25.22        98
   2010           525           $32.00 to $35.83       131
                1,098                                  615


The weighted average fair value of outside directors options and stock purchase warrants granted during 2001, 2000, and 1999, was $0, $14.18, and $5.61, per share, respectively.

c.   Employee Stock Purchase Plan

During 1997, the Company adopted an employee stock purchase plan which was approved by the Company's stockholders at the annual meeting of shareholders. Participants may purchase shares of stock for an amount equal to 85 percent of the lesser of the closing price of a share of stock on the first trading day of the period or the last trading day of the period.

The stock sold to plan participants shall be authorized but unissued common stock, treasury shares or shares purchased in the open market. The aggregate number of shares which may be issued pursuant to the plan is 1,898,438. As of December 31, 2001, 1,445,833 shares were issued to participants and subsequent to December 31, 2001, 264,666 shares were issued to participants by the Company all of which were purchased in the open market. The weighted average fair value of the options granted to purchase shares in 2001 was $6.36.

d.   Shareholder Rights Plan

In August 2001, the Company announced that its Board of Directors adopted a stockholder rights plan. In connection with the adoption of the rights plan, the Board has designated and reserved five hundred thousand shares of Series A Junior Participating preferred stock and has declared a dividend of one preferred stock purchase right (the "rights") for each share of the Company's common stock outstanding on September 14, 2001. The rights will continue to be represented by, and trade with, the Company's common stock certificates, unless the rights become exercisable. The rights become exercisable (with certain exceptions) only in the event that any person or group acquires beneficial ownership of, or announces a tender or exchange offer for, 15 percent or more of the outstanding shares of the Company's common stock. The rights will expire on August 13, 2011, unless earlier redeemed, exchanged or terminated in accordance with the rights plan.

e.   Treasury Stock

Treasury stock is comprised of 20,224,000 shares purchased in open market transactions pursuant to programs authorized by the Board of Directors for a total cost of $142,497. Approximately 519,000 of these shares were purchased during the year ended December 31, 2001 for a cost of $6,502.

Additionally, in accordance with the provisions in the Company's stock option plans, executive officers are permitted to tender shares to the Company (with certain restrictions)to pay option prices and taxes in connection with stock option exercises. Treasury stock is comprised of 11,837,000 shares of common stock for a total cost of $133,238 related to this program. During the year ended December 31, 2001, executive officers exercised 1,553,000 stock options for which approximately 854,000 of these shares were tendered to the Company for a total cost of $25,858. The surrender of these shares to the Company by executive officers resulted in such officers acquiring approximately 699,000 additional shares of common stock during the year ended December 31, 2001 pursuant to the aforementioned exercises.

Treasury stock is partially offset by 7,529,000 shares which have been reissued in the year ended December 31, 2000 in two private placement offerings with a book value of $57,776 for proceeds of $200,587.

17.  ASSOCIATE BENEFIT PLANS

a.   Profit Sharing Retirement Plan

The Company maintains a 401(k) profit sharing retirement plan for all U.S. associates meeting certain service requirements. The Company contributes monthly, 50.0 percent of the first 6.0 percent of associates' contributions, which results in a maximum Company contribution of 3.0 percent of the associates' annual compensation. Plan expense for the years ended December 31, 2001, 2000, and 1999, was $8,170, $7,519, and $6,182, respectively.

b.   Health Benefits

The Company pays a portion of costs incurred in connection with providing associate and dependant health benefits through programs administered by various insurance companies. Such costs amounted to $23,076, $16,683, and $14,161, for the years ended December 31, 2001, 2000 and 1999, respectively.

c.   Executive Retirement Plan

The Company maintains an Executive Retirement Plan (the "Plan") in which certain highly compensated associates are eligible to participate. Participants are selected by a committee of the Board of Directors. Benefits vest after five years of service and are based on a percentage of average compensation for the three years immediately preceding termination of the participant's full-time employment. As of December 31, 2001, 14 officers were participants in the Plan. The Company's obligations under the Plan are not funded apart from the Company's general assets.

Change in benefit obligation:
                                        Year Ended December 31,__
                                         2001     2000     1999__

  Benefit obligation at beginning
   of year                            $10,964    $10,381   $9,817
  Service cost                            865      1,086    1,063
  Interest cost                         1,233        885      792
  Amortization of unrecognized prior
   service cost                             -         92       92
  Actuarial loss                          429         97      110
  Settlements                          (1,343)    (1,523)  (1,439)
  Benefits paid                           (54)       (54)     (54)
  Benefit obligation at end of year   $12,094    $10,964  $10,381

Funded status                        ($17,350)  ($17,483)($13,730)
Unrecognized actuarial loss             4,718      5,981    2,719
Unrecognized prior service cost           538        538      630
Net amount recognized                ($12,094)  ($10,964)($10,381)

                                        Year Ended December 31,__
                                         2001     2000     1999__

Service cost                          $  865    $1,086   $1,063
Interest cost                          1,233       885      792
Amortization of unrecognized
 prior service cost                        -        92       92
Recognized net actuarial loss            429        97      110
Net periodic benefit cost             $2,527    $2,160   $2,057

The Plan had $12,299 and $11,717 of vested benefit obligations at December 31, 2001, and 2000, respectively, which are included in other liabilities. The projected benefit obligation at December 31, 2001, 2000, and 1999 was determined using an assumed weighted average discount rate of 7.5 percent, 8.0 percent, and 7.5 percent, respectively, and an assumed increase in the long-term rate of compensation of 5 percent, 6 percent, and 5 percent for December 31, 2001, 2000, and 1999, respectively.

18.  RECONCILIATION OF BASIC AND DILUTED (LOSS)/EARNINGS PER SHARE

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

The following table provides a reconciliation between basic and diluted (loss)/earnings per share:

                                                         For The Year Ended
             December 31, 2001       December 31, 2000       December 31, 1999
                                      Per                     Per                      Per
                     Loss    Shares  Share    Loss  Shares  Share   Income  Shares   Share

Basic EPS
(Loss) Income available
 to common
 stockholders     ($53,907)227,392 ($0.24) ($68,966)206,444  $0.33  $116,364 198,732 $0.59

Effect of Dilutive
 Securities
Options/Warrants(1)      -       -      -         -      -       -         - 13,626 ($0.04)

Diluted EPS
(Loss) Income available to
 common stockholders
 plus assumed
 exercises        ($53,907) 227,392 ($0.24)($68,966)206,444  $0.33  $116,364 212,358 $0.55

(1)  For the years ended December 31, 2001 and 2000, the impact of stock options and warrants and convertible subordinated notes and debentures is antidilutive and has therefore not been included herein.

19.  BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREAS

The Company's business consists of the design, manufacture and marketing of scanner integrated mobile and wireless information management systems, and the servicing of, customer support for and professional services related to these systems. During the fourth quarter of 2001, the Company reorganized its services activities and formed a new global services organization. This change allows the Company to focus on the delivery of all services to its customers. These activities will be coordinated under one global services organization. As a result, the Company will present two reportable operating segments as Products and Services.

The Products segment sells bar code capture and verification equipment, mobile computing devices and other peripheral products. The Services segment provides wireless communication solutions that connect the Company's bar code reading equipment and mobile computing devices to wireless networks. This segment also provides worldwide comprehensive repair and maintenance integration and support in the form of service contracts or repairs on an as-needed basis. Management uses many factors to measure performance and allocate resources to these two reportable segments. The primary measurement is gross profit. The accounting policies of the two reportable segments are essentially the same as those applied to the consolidated financial statements but management is continuing to monitor its cost of revenue allocations between the products and services segments. Changes in cost allocations between segments may be required which could materially change the reported gross profit of the segments. Summarized financial information concerning the Company's reportable operating segments is shown in the following table. Prior years' data has been reclassified to reflect the current segment structure. Identifiable assets are those tangible and intangible assets used by each operating segment. Corporate assets are principally cash and temporary investments, deferred, prepaid and refundable income taxes, the excess of cost over fair value of net assets acquired, marketable securities, and various other assets which can not appropriately be allocated to either reportable segment. Intersegment transactions are minimal and any intersegment profit is eliminated in consolidation.











                                 REPORTABLE SEGMENTS
                                 Products    Services    Corporate Consolidated


Year ended December 31, 2001:

External revenue              $1,146,870    $305,827    $     -  $1,452,697

Cost of revenue                  837,984(1)  220,596(2)       -   1,058,580

Gross profit                    $308,886     $85,231    $     -    $394,117

Identifiable assets             $971,670    $ 93,385   $827,619  $1,892,674



Year ended December 31, 2000:

External revenue              $1,232,320    $217,170    $     -  $1,449,490

Cost of revenue                  829,191(3)  159,946(4)       -     989,137

Gross profit                    $403,129     $57,224    $     -    $460,353

Identifiable assets           $1,014,186    $ 71,678 $1,007,335  $2,093,199



Year ended December 31, 1999:

External revenue                $969,556    $169,734    $     -  $1,139,290

Cost of revenue                  525,166     129,390          -     654,556

Gross profit                    $444,390     $40,344    $     -    $484,734

Identifiable assets             $772,413    $ 33,582   $241,949  $1,047,944


(1) Includes pre-tax charges of $163,091 related to an inventory writedown and the reorganization of the Company's manufacturing facilities.
     Excluding these charges gross profit would be $471,977 or 41.2 percent of revenue.

(2) Includes pre-tax charges of $6,571 related to the reorganization of the Company's manufacturing facilities. Excluding these charges gross profit would be $91,802 or 30.0 percent of revenue.

(3) Includes pre-tax charges of $114,440 related to restructuring and impairment costs related to the Telxon acquisition. Excluding these charges gross profit would be $517,569 or 42.0 percent of revenue.

(4) Includes pre-tax charges of $2,461 related to restructuring and impairment costs related to the Telxon acquisition. Excluding these charges gross profit would be $59,685 or 27.5 percent of revenue.










The Company's internal structure is in the form of a matrix organization whereby certain managers are held responsible for Products and Services worldwide while other managers are responsible for specific geographic areas. The operating results of both components are reviewed on a regular basis. Supplemental information about geographic areas is as follows:

The Company operates its business in three main geographic regions; The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Summarized financial information concerning the Company's geographic regions is shown in the following table. Sales are allocated to each region based upon the location of the use of the products and services. The "Corporate" column includes corporate related expenses (primarily various indirect manufacturing operations costs, engineering and general and administrative expenses) not allocated to geographic regions. This has the effect of increasing operating profit for The Americas, EMEA and Asia Pacific. Indentifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally temporary investments and the excess of cost over fair value of net assets acquired. Certain assets which have been allocated to each geographic region could not be allocated to either of the Company's two reportable operating segments. Therefore, corporate assets as shown in the following table are different from corporate assets as previously shown in the segment disclosure.
























                                The               Asia
                              Americas   EMEA    Pacific  Corporate Consolidated

Year ended December 31, 2001:

Sales to unaffiliated
  customers                  $976,193   $393,236   $83,268   $      -  $1,452,697
Transfers between
  geographic areas            336,047          -         -   (336,047)          -

     Total net revenue     $1,312,240   $393,236   $83,268  ($336,047) $1,452,697

Interest income                $1,590       $960      $142          -      $2,692

Interest expense              $20,591        $76         -          -     $20,667

Depreciation and
  amortization expense        $86,159     $8,360      $610          -     $95,129

(Loss)Earnings before
 income taxes and
 extraordinary item          $317,810    $97,670   $31,140  ($527,009)   ($80,389)

Income tax (benefit)/expense ($33,122)    $3,308    $4,145          -    ($25,669)

Identifiable assets        $1,211,083   $303,083   $38,078   $340,430  $1,892,674

Year ended December 31, 2000:

Sales to unaffiliated
  customers                $1,011,703   $355,736   $82,051   $      -  $1,449,490
Transfers between
  geographic areas            274,600          -         -   (274,600)          -

     Total net revenue     $1,286,303   $355,736   $82,051  ($274,600) $1,449,490

Interest income                $3,620       $501       $92          -      $4,213

Interest expense              $15,879       $500       $54          -     $16,433

Depreciation and
  amortization expense        $75,224     $6,396      $463          -     $82,083

(Loss) Earnings before
  income taxes               $316,034    $69,750   $26,100  ($491,442)   ($79,558)

Income tax (benefit)
  /expense                   ($16,152)    $4,121    $1,439          -    ($10,592)

Identifiable assets        $1,380,287   $281,008   $69,617   $362,287  $2,093,199

Year ended December 31, 1999:

Sales to unaffiliated
  customers                  $731,206   $343,507   $64,577   $      -  $1,139,290
Transfers between
  geographic areas            241,175          -        -    (241,175)          -

     Total net revenue       $972,381   $343,507   $64,577  ($241,175) $1,139,290

Interest income                $1,704       $568       $43          -      $2,315

Interest expense               $8,010       $126         -          -      $8,136

Depreciation and
  amortization expense        $59,878     $5,993      $313          -     $66,184

Earnings before
 income taxes                $273,968    $93,198   $23,419  ($219,461)   $171,124

Income tax expense            $49,783     $2,822    $2,155         -      $54,760

Identifiable assets          $771,305   $143,717   $23,832   $109,090  $1,047,944

20.   SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                            Quarter Ended___________________
                               March 31   June 30  September 30  December 31
Year Ended
December 31, 2001:

Total net revenue            $450,165    $340,210     $331,191    $331,131
Gross profit                 $170,376     $18,117      $73,033    $132,591
Net earnings(loss)            $27,945    ($59,553)(1) ($35,693)(2) $13,394
Basic earnings (loss)
 per share                      $0.12      ($0.27)(1)   ($0.16)(2)   $0.06
Diluted earnings (loss)
 per share                      $0.12      ($0.27)(1)   ($0.16)(2)   $0.06

Year Ended
December 31, 2000:

Total net revenue            $320,011    $341,398     $373,249    $414,832
Gross profit                 $133,072    $141,081     $154,047     $32,153
Net earnings (loss)           $31,736     $36,177      $40,450   ($177,329)(3)
Basic earnings
 (loss) per share               $0.16       $0.18        $0.20      ($0.84)(3)
Diluted earnings
 (loss) per share               $0.14       $0.16        $0.18      ($0.84)(3)

 (1) Includes pre-tax charge of $110,000 or ($0.30) diluted loss per share for the quarter related to an inventory writedown.

  (2) Includes pre-tax charge of $59,662 or ($0.21) diluted loss per share for the quarter related to the reorganization of the Company's manufacturing facilities.

  (3) Includes pre-tax charges of $273,521 or ($0.95) diluted loss per share for the quarter related to acquisition costs associated with restructuring and impairment charges ($146,696), in-process research and development ($87,600), and merger integration charges ($39,225).

The quarterly earnings (loss) per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

21.   SUBSEQUENT EVENTS

a. In February 2002, the Company's former President and Chief Executive Officer announced his retirement. In connection therewith, the Company will record a pre-tax compensation and related benefits charge of approximately $8,500 in the first quarter of 2002.





b. In January and February of 2002, Telxon purchased in the open market $34,790 of its 5.75 percent notes for $34,127 in cash and $5,173 of its 7.5 percent debentures for $5,004 in cash. In March 2002, Telxon called for the redemption of all of its 5.75 percent notes and 7.5 percent debentures. The redemption date will be April 15, 2002. The redemption price will be 100.8214 percent of the outstanding principal amount plus accrued and unpaid interest for the 5.75 percent notes and 100 percent of the outstanding principal amount plus accrued and unpaid interest for the 7.5 percent debentures. The aggregate principal amount to be redeemed is $45,089.


































                                 SCHEDULE II


                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                         (All amounts in thousands)

COLUMN A              COLUMN B           COLUMN C             COLUMN D       COLUMN E
                                        Additions_______
                      Balance at   Charged to   Charged                      Balance
                       beginning    cost and    to other                     at end
Description            of year      expenses    accounts     Deductions      of year

Allowance for doubtful
  accounts:

December 31, 2001       $31,275      $3,687     $  -          $3,614 (b)     $31,348

December 31, 2000       $11,924      $2,975     $17,603(a)    $1,227 (b)     $31,275

December 31, 1999       $10,031      $3,288     $  -          $1,395 (b)     $11,924

Inventory reserve:

December 31, 2001      $109,326     $12,360     $  -         $77,259 (d)     $44,427

December 31, 2000       $26,955     $21,449     $80,168(c)   $19,246 (d)    $109,326

December 31, 1999       $16,275     $27,079     $  -         $16,399 (d)     $26,955

Warranty reserve:

December 31, 2001        $8,685     $32,594     $  -         $29,711 (f)     $11,568

December 31, 2000        $6,298     $29,835      $1,737(e)   $29,185 (f)      $8,685

December 31, 1999        $8,176     $21,107     $  -         $22,985 (f)      $6,298

(a)  Telxon-related allowance for doubtful accounts.

(b)  Uncollectible accounts written off.

(c)  Telxon-related inventory reserves.

(d)  Inventory disposed of.

(e)  Telxon-related warranty reserves.

(f)  Warranty costs incurred.

                                  S-1












                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                __________________________________

                          ANNUAL REPORT

                               ON

                            FORM 10-K

                      FOR FISCAL YEAR ENDED

                        DECEMBER 31, 2001

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

3.3 Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.)

4.1 Form of Certificate for Shares of the Common Stock of the Company. (Incorporated by reference to Exhibit 4.1 to the Company's Annual
Report on Form 10-K for the year ended December 31, 1998.)

4.2 Rights Agreement, dated as of August 13, 2001, between the Company and The Bank of New York, as Rights Agent, which includes the form of Certificate of Designations with respect to the Series A Junior Participating Preferred Stock as Exhibit A, the form of Right
Certificate as Exhibit B and the Summary of Rights to Purchase
Shares of Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated
August 21, 2001.)

10.1 Form of 2008 Stock Purchase Warrant issued to certain directors. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10K for the year ended December 31, 1997.)

10.2   1994 Directors' Stock Option Plan.  (Incorporated by reference to
Exhibit 4.1 to Registration Statement No. 33-78678 on Form S-8.)

10.3   2000 Directors' Stock Option Plan.  (Incorporated by reference to
Exhibit 4 to Registration Statement No. 333-78599 on Form S-8.)

10.4   1997 Employee Stock Purchase Plan. (Incorporated by reference to
Exhibit 4.2 to Registration Statement No. 333-26593 on Form S-8.)

10.5 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 4.2 to Registration Statement No.
       333-73322 on Form S-8.)

10.6   1991 Employee Stock Option Plan (Incorporated by reference to
Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

10.7 1990 Non-Executive Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form
10-K for the year ended December 31, 1995 (the "1995 Form 10-K".))



10.8   2001 Non-Executive Stock Option Plan.  Incorporated by reference to
Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

10.9   Employment Agreement by and between the Company and Jerome
       Swartz, dated as of July 1, 2000. (Incorporated by reference to Exhibit 10.9 to the 2000 Form 10-K.

10.10 Employment Agreement by and between the Company and Leonard H. Goldner, dated as of December 15, 2000. (Incorporated by reference to Exhibit 10.10 to the 2000 Form 10-K.)

10.11 Employment Agreement by and between the Company and Raymond Martino, dated as of February 15, 2000. (Incorporated by reference to Exhibit 10.10 to the 1999 Form l0-K.)

10.12  Employment Agreement by and between the Company and Tomo
       Razmilovic, dated as of February 14, 2002.

10.13 Separation, Release and Non-Disclosure Agreement between the Company and Tomo Razmilovic, dated as of February
       14, 2002.

10.14 Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.14 to Company's Annual Report on a Form 10-K for the year ended December 31, 1989.)

10.15 Symbol Technologies, Inc. Stock Ownership and Option Retention Program. (Incorporated by reference to Exhibit 10.13 of the 1995
Form 10-K.)

10.16  Summary of Symbol Technologies, Inc. Executive Bonus Plan.
(Incorporated by reference to Exhibit 10.13 of the 1999 Form 10-K.)

10.17 Form of Note Agreements dated as of February 15, 1993 relating to the Company's 7.76 percent Series A and Series B Senior Notes due
February 15, 2003 (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended
December 31, 1992.)

10.18 2000 Amended and Restated Credit Agreement dated as of August 3, 2000 among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A., as agent and as letter of credit issuing bank. (Incorporated by reference to Exhibit 10.17 to the 2000 Form 10-K.)

10.19 First Amendment dated March 28, 2001 to 2000 Amended and Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A., as agent and as letter of credit issuing bank. (Incorporated by reference to Exhibit 10.18 to the 2000 Form 10-K.)



10.20 Second Amendment dated as of July 25, 2001 to 2000 Amended and Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A. as agent.

10.21 Amended and Restated Second Amendment dated as of September 11, 2001 to 2000 Amended and Restated Credit Agreement among Symbol
Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A. as agent.

10.22 Indenture by and between Telxon Corporation and AmeriTrust Company National Association, as Trustee, dated as of June 1, 1987, regarding Telxon Corporation's 7.5 percent Convertible Subordinated Debentures Due 2012. (Incorporated by reference to Exhibit 4.2 to
Telxon Corporation's Registration Statement on Form S-3,
Registration No. 33-14348, filed May 18, 1987).

       10.22.1  Form of Telxon Corporation's 7.5 percent
                Convertible Subordinated Debentures Due 2012
                (set forth in the Indenture included as Exhibit
                10.22 above).

10.23 Indenture by and between Telxon Corporation and Bank One Trust Company, N.A., as Trustee, dated as of December 1, 1995, regarding Telxon Corporation's 5.75 percent Convertible Subordinated Notes due 2003. (Incorporated by reference to Exhibit 4.1 to Telxon Corporation's Registration Statement on Form S-3, Registration
       No. 333-1189, filed February 23, 1996) (the "1996 Form
       S-3")).

       10.23.1 Form of Telxon Corporation's 5.75 percent Convertible Subordinated Notes due 2003 issued under the Indenture included as Exhibit 10.20 above. (Incorporated herein by reference to Exhibit 4.2 to the 1996 Form S-3).

       10.23.2 Registration Rights Agreement by and among Registrant and Hambrecht & Quist LLC and Prudential Securities Incorporated, as the Initial Purchasers of Registrant's 5.75 percent Convertible Subordinated Notes due 2003, with respect to the registration of said Notes under applicable securities laws. (Incorporated by reference to Exhibit 4.3 to the 1996 Form S-3.)

22.    Subsidiaries

23.    Consent of Deloitte & Touche LLP






                             - EXHIBIT 22 -

                        SYMBOL TECHNOLOGIES, INC
                 LIST OF SUBSIDIARIES AS OF 12/31/2001

Symbol Technologies, Inc. owns directly or indirectly 100% of the stock of the following corporations:

Subsidiaries of Symbol Technologies, Inc.
U.S. CORPORATIONS

Symbol Technologies International, Inc.
One Symbol Plaza
Holtsville, New York 11742
State of Incorporation:  New York

Symbol Technologies International, Inc.
One Symbol Plaza
Holtsville, New York 11742
State of Incorporation:  Delaware

Symbolease Inc.
One Symbol Plaza
Holtsville, New York 11742
State of Incorporation:  Delaware

Symbol Technologies Asia, Inc.
230 Victoria Street
04-05 Bugis Junction Office Tower
Singapore 0718
State of Incorporation:  Delaware

Symbolease Canada, Inc.
5180 Orbitor Drive
Mississauga, Ontario
Canada L4W 4Z2
State of Incorporation:  Delaware

The Retail Technology Group, Inc.
One Symbol Plaza
Holtsville, NY 11742
State of Incorporation:  Delaware

Telxon Corporation
One Symbol Plaza
Holtsville, NY 11742
State of Incorporation:  Delaware

Telxon System Services, Inc.
One Symbol Plaza
Holtsville, NY 11742
State of Incorporation:  Delaware


Subsidiaries of Symbol Technologies, Inc.
FOREIGN CORPORATIONS

Olympus Symbol, Inc.
San-Ei Building, 4F, 1-22-2, Nishi - Shinjuku
Shinjuku-Ku, Tokyo-160
Japan
Country of Incorporation:  Japan

Symbol Technologies Mexico, Limited
Blvd. Manuel Avila, Camacho # 88, Piso 3, Col. Lomas de
Chapultapec
C.P. 11000 Mexico, D.F. Mexico
Country of Incorporation:  Mexico

Symbol De Mexico, S, De R, L, De C.V.
Avenida Rio San Juan Mahzana
9 Lotes, 3y4
CP 88730
Country of Incorporation:  Mexico

Inmobiliaria Symbol De Mexico, S, De R, L, De C.V.
Avenida Rio San Juan Mahzana
9 Lotes, 3y4
CP 88730
Country of Incorporation:  Mexico

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

Symbol Technologies Africa, Inc.
Block BZ  Rutherford Estate
1 Scott Street
Waverly 209
Republic of South Africa
State of Incorporation:  Delaware

FOREIGN CORPORATIONS

Symbol Technologies Pty. Ltd.
432 Street, Kilda Road
Melbourne, VIC 3004
Australia
Country of Incorporation:  Australia







Symbol Technologies GmbH
2 Haus - 5 Stock
Prinz-Eugenstrasse 70
1040 Wein
Austria
Country of Incorporation:  Austria

Symbol Technologies Canada, Inc.
5180 Orbitor Drive
Mississauga, Ontario, Canada L4W 4Z2
Country of Incorporation:  Canada

Symbol Technologies Holdings Do Brasil Ltda.
Rua da Consolacao, no. 247, 6th floor, Suite 4-E
City of Sao Paulo
State of Sao Paulo
Brazil
Country of Incorporation:  Brazil

Symbol Technologies Do Brasil Ltda.
Avenida Tamore, no. 450
City of Barueri
State of Sao Paulo
Brazil
Country of Incorporation:  Brazil

Symbol Technologies A/S
Gydevang 2,
DK-3450 Allerod
Denmark
Country of Incorporation:  Denmark

Symbol Technologies S.A.
Centre d'Affaire d'Anthony
3 Rue de la Renaissance
92184 Antony Cedex, France
Country of Incorporation:  France

Symbol Technologies GmbH
Waldstrasse 68
6057 Dietzenbach
Germany
Country of Incorporation:  Germany



Symbol Technologies India Private Limited
"FM House"
6/12, Primrose Road
Gurappa Avenue
Bangalore 560 025
India
Country of Incorporation:  India

Symbol Technologies S.R.L.
Via Cristoforo Colombo, 49
20090 Trezzano S/L Naviglio,
Milan, Italia
Country of Incorporation:  Italy

Symbol Technologies O.Y.
Huoneisto A6
Kaupintie 8
FIN - 00440
Helsinki, Finland
Country of Incorporation:  Finland

Symbol Technologies AB
Strandzaga 78
Box 1354
SE -171-26
Solna, Sweden
Country of Incorporation:  Sweden

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
State of Incorporation:  Delaware



FOREIGN CORPORATIONS

Productos Y Servicios De Telxon, S.A. de CV (Mexico)
Juarez, Mexico
Country of Incorporation:  Mexico




                                      - EXHIBIT 23 -



INDEPENDENT AUDITORS' CONSENT






We consent to the incorporation by reference in Registration Statements No. 333-44202 on Post-Effective Amendment No.1 on Form S-8 to Form S-4,No. 333-73322, No. 333-78599, No. 333-48159, No.
333-26593, No. 333-01769, No. 2-81405, No. 2-94868, No. 2-94876,
No. 33-3771, No. 33-13009, No. 33-18748, No.33-25509, No. 33-
25484, No. 33-25567, No. 33-35821, No. 33-43580, No.33-48025, No.
35-48026, No. 33-78622, No. 33-78678, No.33-59333 and No.333-
01769 on Form S-8 and No. 33-18745, No. 33-25432, No. 33-43581,
No.33-43584 and No. 33-45016 on Form S-3 of Symbol Technologies, Inc. of our report dated February 13, 2002, appearing in this Annual Report on Form 10-K of Symbol Technologies, Inc. for the year ended December 31, 2001.





s/Deloitte & Touche LLP
New York, New York

March 22, 2002