Form 10-Q
period 2002-03-31
SYMBOL TECHNOLOGIES INC
filed 2002-05-13
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002

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


   Class                      Outstanding at March 31, 2002
Common Stock,                      229,293,048 shares
par value $0.01








            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                        INDEX TO FORM 10-Q


                                                            PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

     Condensed Consolidated Balance Sheets at
     March 31, 2002 and December 31, 2001                     2

     Condensed Consolidated Statements of Earnings
     Three Months Ended March 31, 2002 and 2001               3

     Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 2002 and 2001               4

     Notes to Condensed Consolidated Financial
     Statements                                               5

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations           19


ITEM 3.

     Quantitative and Qualitative Disclosures about
     Market Risk                                             28

PART II.  OTHER INFORMATION

ITEM 1.

     Legal Proceedings                                       29


SIGNATURES                                                   37



                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (All amounts in thousands, except stock par value)
                                                     March 31,   December 31,
      ASSETS                                           2002         2001____
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                     $ 72,074      $80,967
  Accounts receivable, less allowance for doubtful
   accounts of $32,588 and $31,348, respectively      279,459      307,576
  Inventories                                         306,751      310,924
  Deferred income taxes                               183,840      182,964
  Prepaid and refundable income taxes                  17,112       22,498
  Other current assets                                 90,441       95,279

      TOTAL CURRENT ASSETS                            949,677    1,000,208

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $153,289 and
  $146,881, respectively                              239,195      241,226
DEFERRED INCOME TAXES                                  18,527       24,153
INVESTMENT IN MARKETABLE SECURITIES                    71,243       76,004
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $167,221 and $202,011,
  respectively                                        552,912      551,083
                                                   $1,831,554   $1,892,674
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $259,482     $279,615
  Current portion of long-term debt                     6,563        6,548
  Deferred revenue                                     31,149       34,641
  Accrued restructuring expenses                       15,088       18,929

      TOTAL CURRENT LIABILITIES                       312,282      339,733

CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES          45,089       85,052
LONG-TERM DEBT, less current maturities               236,955      225,168
OTHER LIABILITIES AND DEFERRED REVENUE                 59,688       61,932

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding              -            -
  Series A Junior Participating preferred stock,
     par value $1.00; authorized 500 shares, none
     issued or outstanding                                  -            -
  Common stock, par value $0.01; authorized
     600,000 shares; issued 255,434 shares and
     253,313 shares, respectively                       2,554        2,533
  Retained earnings                                   349,854      350,393
  Treasury stock, at cost, 26,141 shares
   and 24,532 shares, respectively                   (238,908)    (217,959)
  Other stockholders' equity                        1,064,040    1,045,822
                                                    1,177,540    1,180,789
                                                   $1,831,554   $1,892,674
           See notes to condensed consolidated financial statements
                                      -2-




                    SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (All amounts in thousands, except per share data)
                                  (Unaudited)
                                                    Three Months Ended
                                                         March 31,_______
                                                    2002           2001__
REVENUE                                           $228,455       $373,883
 Product, net                                       72,857         76,282
 Services, net                                     301,312        450,165

COST OF REVENUE:
 Product costs                                     139,160        216,871
 Amortization of software development costs          4,188          4,242
 Product cost of revenue                           143,348        221,113
 Services cost of revenue                           52,620         58,676
                                                   195,968        279,789
GROSS PROFIT                                       105,344        170,376

OPERATING EXPENSES:
  Engineering                                       26,773         31,017
  Selling, general and administrative               64,113         90,262
  Non-recurring compensation charge                  8,597              -
  Amortization of excess of cost over
   fair value of net assets acquired                     -          3,957
                                                    99,483        125,236

EARNINGS FROM OPERATIONS                             5,861         45,140

INTEREST EXPENSE, net                               (4,117)        (4,044)

EARNINGS BEFORE PROVISION FOR
 INCOME TAXES AND EXTRAORDINARY ITEM                 1,744         41,096

PROVISION FOR INCOME TAXES                             558         13,151

EARNINGS BEFORE EXTRAORDINARY ITEM                   1,186         27,945

EXTRAORDINARY GAIN ON REPURCHASE OF
 CONVERTIBLE NOTES AND DEBENTURES, NET
 OF $266 IN INCOME TAXES                               566              -

NET EARNINGS                                      $  1,752       $ 27,945

BASIC EARNINGS PER SHARE:
  Earnings before extraordinary item                 $0.01          $0.12
  Extraordinary gain on repurchase of
   convertible notes and debentures                      -              -
  Net earnings                                       $0.01          $0.12

DILUTED EARNINGS PER SHARE:
  Earnings before extraordinary item                 $0.01          $0.12
  Extraordinary gain on repurchase of
   convertible notes and debentures                      -              -
Net earnings                                         $0.01          $0.12

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
  Basic                                            229,178        225,459
  Diluted                                          234,583        239,395

          See notes to condensed consolidated financial statements
                                     -3-


SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All amounts in thousands)
                                (Unaudited)
                                                Three Months Ended March 31,
                                                   2002            2001____
Cash flows from operating activities:
 Net earnings                                     $ 1,752        $27,945
 Adjustments to reconcile net earnings
  to net cash provided by/(used in) operating
   activities:
 Depreciation and amortization of property,
   plant and equipment                             10,220         13,170
 Other amortization                                 7,219          8,916
 Provision for losses on accounts receivable        1,624            816
 Tax benefit on exercise of stock
  options and warrants                              6,781         25,520
 Gain on repurchase of convertible notes
  and debentures, net of tax                         (566)             -
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                              26,022        (11,490)
  Inventories                                       3,991        (33,430)
  Other assets                                      8,986        (15,565)
  Accounts payable and accrued expenses           (19,133)       (13,444)
  Income taxes payable                              5,386        (17,822)
  Accrued restructuring expenses                   (3,841)       (29,036)
  Other liabilities and deferred revenue           (5,736)         3,587
Net cash provided by/(used in)
  operating activities                             42,705        (40,833)

Cash flows from investing activities:
  Proceeds from termination of collar arrangement       -         88,046
  Purchases of property, plant and equipment       (9,351)       (21,284)
  Investments in intangible and other assets       (9,048)        (5,933)
Net cash (used in)/provided by in investing
  activities                                      (18,399)        60,829

Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of notes payable and long-term debt             15,827        (15,389)
  Repurchase of convertible notes and debentures  (39,131)             -
  Exercise of stock options and warrants           13,785         20,130
  Dividends paid                                   (2,291)        (1,510)
  Purchase of treasury shares                     (20,949)       (14,050)
Net cash used in financing activities             (32,759)       (10,819)
Effects of exchange rate changes on cash             (440)        (1,937)
Net (decrease)/ increase in cash and temporary
  investments                                      (8,893)         7,240
Cash and temporary investments, beginning
 of period                                         80,967         63,411
Cash and temporary investments, end of
 period                                          $ 72,074        $70,651
Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                        $ 5,289        $ 4,147
  Income taxes                                    $ 3,368        $ 4,214
          See notes to condensed consolidated financial statements
                                    -4-



                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS
           (All dollar amounts in thousands, except per share data)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of March 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to prior consolidated financial statements to conform with current presentations.

2. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The Company adopted the provisions of this Statement effective January 1, 2002. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, were subject immediately to the provisions of this Statement. The Company has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill, however amortization of existing goodwill has ceased effective January 1, 2002.

Pro forma financial information assuming SFAS No. 142 had been adopted as of January 1, 2001 is as follows:

                                                  Three Months Ended
                                                       March 31,_______
                                                  2002           2001__

Reported earnings before extraordinary items    $1,186         $27,945
Amortization of excess of cost over fair value
 of net assets acquired, net of tax effects          -           2,691
Pro forma income before extraordinary items     $1,186         $30,636

Reported net earnings                           $1,752         $27,945
Amortization of excess of cost over fair value
 of net assets acquired, net of tax effects          -           2,691
Pro forma net earnings                          $1,752         $30,636

Basic Earnings Per Share:
 EPS as reported                                 $0.01           $0.12
 Amortization of excess of cost over fair value
  of net assets acquired, net of tax effects         -            0.01
 Pro forma EPS                                   $0.01           $0.14(1)

Diluted Earnings Per Share:
 EPS as reported                                 $0.01           $0.12
 Amortization of excess of cost over fair value
  of net assets acquired, net of tax effects         -            0.01
 Pro forma EPS                                   $0.01           $0.13(1)


(1) Basic and Diluted EPS are reported separately. In addition, in the basic earnings per share calculation above, EPS as reported, amortization of excess of cost over fair value of net assets acquired, and pro forma EPS are calculated independently. Therefore, the sum of EPS as reported and the per share amount of amortization of excess of cost over fair value of net assets acquired may differ from pro forma EPS as presented above.

Basic and diluted earnings per share amounts before extraordinary items are not materially different than the basic and diluted earnings per share amounts shown above. Therefore, the per share effect of the amortization of excess of cost over fair value of net assets acquired on earnings per share before extraordinary items has not been presented.


3. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. For the three months ended March 31, 2002 and 2001, the effect of convertible subordinated notes and debentures has not been included in the net earnings per share calculations since their effect would be antidilutive.

4. Classification of inventories is:

                          March 31, 2002  December 31, 2001
                           (Unaudited)

   Raw materials               $161,977          $178,431
   Work-in-process               17,695            16,108
   Finished goods               127,079           116,385
                               $306,751          $310,924

5. The Company's total comprehensive(loss)earnings were as follows:
                                         Three Months Ended
                                                 March 31,____
                                                (Unaudited)
                                               2002      2001_

   Net earnings                               $1,752   $27,945
   Other comprehensive losses,
     net of tax:
    Change in equity due to foreign
     currency translation adjustments         (1,255)   (6,235)
    Change in equity due to net unrealized
     losses on marketable securities          (1,072)   (9,994)
   Comprehensive (loss) earnings               ($575)  $11,716

6. During the quarter ended March 31, 2002, Telxon purchased in the open market $34,790 of its 5.75 percent convertible subordinated notes for $34,127 in cash, and $5,173 of its 7.5 percent convertible subordinated debentures for $5,004 in cash. This resulted in an extraordinary gain of $566, net of income taxes of $266.

7. a.) In September 2001, the Company's management approved and adopted a formal plan of restructuring related to the reorganization of its manufacturing facilities. The plan includes a transition of volume manufacturing away from its Bohemia, New York facility to lower cost locations, primarily its Reynosa, Mexico facility and Far East contract manufacturing partners. In connection with this reorganization, the Company accrued for restructuring and impairment charges at September 30, 2001 for workforce reduction and asset impairment costs. The Company's restructuring plan is expected to be substantially completed by June 30, 2002. Under this plan, the Company recorded a workforce reduction charge related to the termination of approximately 375 employees, primarily manufacturing associates. As of March 31, 2002, approximately 110 employees had been terminated.

Details of the restructuring charges as of March 31, 2002 are as follows:
                          December 31,
                             2001                March 31, 2002
                           Accrual     Utilized      Accrual___
   Workforce reductions     $8,976     $1,360         $7,616
   Impaired fixed asset
     and other writeoffs     4,423        893          3,530
                           $13,399     $2,253        $11,146
b.) In December 2000, the Company's management approved and adopted a formal plan of restructuring as a result of the Telxon acquisition. In connection with this acquisition, the Company accrued for restructuring, impairment and integration related charges at December 1, 2000. The accrual represented costs anticipated for workforce reductions, asset impairments and lease terminations. The Company's exit plan, which focused on the consolidation of manufacturing operations, including plant closings and elimination of redundant activities, was substantially completed by June 30, 2001. The amount accrued for workforce reductions related to the termination of 1,251 employees, primarily in manufacturing, management, sales and administrative support, all of whom have been terminated. During the three months ended March 31, 2002, the Company utilized $156 in fixed asset and other impairment charges, and $1,432 in lease cancellation costs. As a result, the remaining unutilized restructuring expense balance is $3,942, all of which pertains to ongoing lease commitments.

The accrued restructuring expenses of $3,942 combined with accrued restructuring expenses of $11,146 related to the reorganization of the Company's manufacturing facilities (as discussed above) result in a total accrued restructuring expense of $15,088 remaining as of March 31, 2002.

8. In February 2002, the Company's former President and Chief Executive Officer announced his retirement. In connection therewith, the Company recorded a pre-tax non-recurring compensation and related benefits charge of $8,597 for the three months ended March 31, 2002.

9. In February 2002, the Company loaned $1,000 to its current President and Chief Operating Officer. This loan bears interest at an annual rate of LIBOR plus 100 basis points, which approximated 2.9 percent at March 31, 2002. This loan is payable upon the earlier of: (1) the date he ceases to be an employee of the Company, (2) the date of sale of his California residence, or (3) February 19, 2007. In addition, if this officer or his wife sell any shares of common stock of the Company now owned by either of them or hereafter acquired (other than shares sold to pay the exercise price and taxes resulting from the exercise of any options originally granted to this officer by the Company) 100 percent of the net proceeds of such sales shall be applied immediately to reduce any outstanding indebtedness under this loan. In addition, the Company loaned $500 to this officer in October 1999. This loan bears interest at an annual rate of 7 percent through October 2004, and
2.75 percent above the One Year Treasury Rate through maturity. It is payable upon the earlier of: (1) the date he ceases to be an employee of the Company, (2) the date of sale of his California residence, or
(3) October 5, 2006. In addition, if this officer or his wife sell any shares of common stock of the Company now owned by either of them or hereafter acquired (other than shares sold to pay the exercise price and taxes resulting from the exercise of any options originally granted to this officer by the Company) 100 percent of the net proceeds of such sales shall be applied immediately to reduce any outstanding indebtedness under this loan.
                                 -8-


These loans plus the accrued interest thereon, are included in other assets at March 31, 2002.

10.The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.
In March 2001, Proxim Incorporated ("Proxim") sued the Company, 3
Com Corporation, Wayport Incorporated and SMC Networks
Incorporated in the United States District Court in the District of Delaware for allegedly infringing three patents owned by Proxim. Proxim did not identify any specific products of the Company that allegedly infringe these three patents. Proxim also filed a similar lawsuit in March 2001 in the United States
District Court in the District of Massachusetts against Cisco
Systems, Incorporated and Intersil Corporation. The complaint against the Company seeks, among other relief, unspecified damages for patent infringement, treble damages for willful infringement, and a permanent injunction against the Company from infringing these three patents. In a press conference held after the filing of the complaints, Proxim indicated that it was interested in licensing the patents that are the subject of the lawsuit against the Company.

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

On December 4, 2001, the Company filed a complaint against Proxim in the United States District Court in the District of Delaware asserting that Proxim's RF product offerings infringe four of the Company's patents relating to wireless LAN technology. This complaint asserts the same four patents that were asserted in the Company's counterclaim against Proxim in the initial Proxim case prior to the severance of this counterclaim by the Court. On December 18, 2001, Proxim filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity
                                  -9-


and unenforceability of the four patents asserted by the Company, injunctive and monetary relief for the Company's alleged infringement of one additional Proxim patent involving wireless LAN technology, monetary relief for the Company's alleged false patent marking, and injunctive and monetary relief for the Company's alleged unfair competition under the Lanham Act, common law unfair competition and tortious interference.

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

The Lemelson Partnership has contacted many of the Auto ID companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. The Company and the other Auto ID companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from the Company and the other Auto ID companies, individually and/or collectively with other equipment suppliers. The Company, and we understand, the other Auto ID companies believe that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against their customers with respect to bar code equipment are invalid, unenforceable and not infringed. However, the Company and the other Auto ID companies believe that the Lemelson claims do concern the Auto ID industry at
                               -10-


large and that it is appropriate for them to act jointly to protect their customers against what they believe to be baseless claims being asserted by the Lemelson Partnership.

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

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal. The Federal Circuit Court heard oral arguments on this appeal on October 4, 2001. On January 24, 2002, the Federal Circuit found for the Auto ID companies, holding that the defense of prosecution laches exists as a matter of law. On March 20, 2002 the Federal Circuit denied Lemelson's petition for rehearing in banc. Accordingly, the issue has been remanded to the Court in Nevada to consider whether the laches defense is applicable to the Lemelson case.

On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. On August 8, 2000, the Lemelson Partnership filed a motion seeking an extension of approximately ten weeks in which to file an answer to this motion. On August 31, 2000, the Court granted the Lemelson Partnership's motion for such an extension. On October 25, 2000, the Lemelson Partnership filed a combined opposition to the motion of the Auto ID companies for partial summary judgment and its own cross-motion for partial summary judgment that many of the claims of the Lemelson Partnership's patents satisfy the written description requirement. On July 12, 2001, the District Court denied both the Auto ID companies' motion and Lemelson's cross-motion. In doing so,
                            -11-


the Court did not rule on the merits of the matters raised in the motions, but instead held that there remain triable issues of material fact that preclude granting summary judgment in favor of either party.

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

On July 25, 2001, the Court entered an order setting a schedule that culminates with a trial scheduled for August 2002. On April 12, 2002, the Court entered a superseding scheduling order setting a schedule that culminates with a trial scheduled for November 2002. Under this timetable, the Auto ID companies' arguments relating to laches, invalidity, unenforceability and/or non-infringement of the so-called bar code patents will be briefed by motion at the appropriate time, or at trial.

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

On August 25, 1999, the Court appointed lead plaintiffs and their counsel, ordered the filing of an amended complaint, and dismissed 26
                              -12-


of the 27 class action suits without prejudice and consolidated those 26 cases into the first filed action. The lead plaintiffs appointed by the Court filed an amended class action complaint on September 30, 1999. The amended complaint alleges that the defendants engaged in a scheme to defraud investors through improper revenue recognition practices and concealment of material adverse conditions in Telxon's business and finances. The amended complaint seeks certification of the identified class, unspecified compensatory and punitive damages, pre- and post-judgment interest, and attorneys' fees and costs. Various appeals and writs challenging the District Court's August 25, 1999 rulings were filed by two of the unsuccessful plaintiffs but have all been denied by the Court of Appeals.

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

On February 20, 2001, Telxon filed a motion for leave to file and serve instanter a summons and third-party complaint against third-party defendant PricewaterhouseCoopers LLP ("PWC") in shareholders' class action complaints. Telxon's third-party complaint against PWC concerns PWC's role in the original issuance and restatements of Telxon's financial statements for its fiscal years 1996, 1997, 1998 and its interim financial statements for its first and second quarters of fiscal year 1999, the subject of the class action litigation against Telxon. Telxon states causes of action against PWC for contribution under federal securities law, as well as state law claims for accountant malpractice, fraud, constructive fraud, fraudulent concealment, fraudulent misrepresentation, negligent misrepresentation, breach of contract, and breach of fiduciary duty. With respect to its federal claim against PWC, Telxon seeks contribution from PWC for all sums that Telxon may be required to pay in excess of Telxon's proportionate liability, if any, and attorney fees and costs. With respect to its state law claims against PWC, Telxon seeks compensatory damages, punitive damages, attorney fees and costs, in amounts to be determined at trial. Thereafter Plaintiffs sued PWC directly and that action was consolidated. PWC filed a motion to dismiss both Telxon's third party complaint and the PWC action.

On March 25, 2002, the Court ruled on the pending motions. As to Telxon's third-party complaint against PWC, the Court ruled that

                               -13-


it was timely filed, and that Telxon's allegations of scienter by PWC under the Federal securities laws were sufficiently pled, that Telxon's state law fraud claims were sufficiently pled, and that Telxon's breach of fiduciary duty, constructive fraud and fraudulent concealment claims against PWC should not be dismissed at the pleading stage. The Court denied PWC's motion to dismiss Telxon's claims for contribution under the Federal securities laws with respect to Telxon's restatements of its 1996, 1997 and 1998 audited financial statements, and granted PWC's motion to dismiss Telxon's contribution claims with respect to the restatements of its unaudited first and second quarter 1999 financial statements. The Court also granted Telxon's motion for leave to file and serve the third party complaint instanter on February 20, 2001. The Court also denied PWC's motion to dismiss the separate action filed against it by the plaintiffs. PWC has subsequently filed an answer denying liability, asserting numerous defenses and a third party complaint against Telxon for contribution and indemnity.

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

Pursuant to the settlement, Telxon neither admitted nor denied certain findings by the Commission, and consented to the entry of an administrative Cease and Desist Order prohibiting Telxon from committing or causing any violation, and any future violation of certain reporting, record-keeping and internal control provisions of the Securities Exchange Act of 1934. Two former employees of Telxon also settled administrative proceedings without admitting or denying certain findings by the Commission and by consenting to the entry of an administrative cease and desist order prohibiting them from committing or causing any violation and any future violation of certain reporting, record-keeping and internal control provisions of the Securities Exchange Act of 1934. The Commission on March 5, 2002 also filed suit against Kenneth W. Haver, former Chief Financial Officer of Telxon, for fraud in connection with Telxon's financial statements and earnings press release for the quarter
                               -14-


ended September 30, 1998. On April 24,2002, Mr. Haver settled this suit without admitting or denying the allegations of the Commission's complaint and by consenting to the entry of a final judgment permanently enjoining him from violating and aiding and abetting any violation of certain antifraud and reporting, record keeping and internal control provisions of the Securities and Exchange Act of 1934. In addition, Mr. Haver agreed to pay a monetary penalty of $75,000, for which he was indemnified by Telxon.

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

The complaint alleges that defendants violated the federal securities laws by issuing materially false and misleading statements, throughout the Class Period that had the effect of artificially inflating the market price of the Company's securities. Specifically, the complaint alleges that defendants engaged in the following conduct which had the effect of increasing the Company's reported revenue and profits: (1) the Company booked as profit in the third quarter of 2000 a one-time royalty payment in excess of $10 million, enabling the Company to make its third quarter projections; (2) the Company used expenses associated with its acquisition of Telxon to mask the fact that its sales were declining and (3) the Company booked as having shipped in the first quarter of 2001 more than $40 million in inventory that included side provisions allowing customers to delay payments or return merchandise, or included products that "never left the warehouse." Subsequently, a number of additional purported class actions containing substantially similar allegations have also been filed against the Company and certain of its officers in the Eastern District of New York. The Company believes that all of these actions will be consolidated into one lawsuit. The Company believes that these litigations are without merit and intends to defend them vigorously.

11. The Company's business consists of the design, manufacture and marketing of scanner integrated mobile and wireless information management systems, and the servicing of, customer support for and professional services related to these systems. During the fourth quarter of 2001, the Company reorganized its services activities and formed a new global services organization. This change allows the Company to focus on the delivery of all services to its customers. These activities will be coordinated under one global services organization. As a result, the Company now presents two reportable operating segments as Products and Services.

The Products segment sells bar code capture and verification equipment, mobile computing devices and other peripheral products. The Services segment provides wireless communication solutions that connect the Company's bar code reading equipment and mobile computing devices to wireless networks. This segment also provides worldwide
                          -15-


comprehensive repair and maintenance integration and support in the form of service contracts or repairs on an as-needed basis. Management uses many factors to measure performance and allocate resources to these two reportable segments. The primary measurement is gross profit. The accounting policies of the two reportable segments are essentially the same as those applied to the consolidated financial statements but management is continuing to monitor its cost of revenue allocations between the products and services segments. Changes in cost allocations between segments may be required which could materially change the reported gross profit of the segments. Summarized financial information concerning the Company's reportable operating segments is shown in the following table. Prior years' data has been reclassified to reflect the current segment structure. Identifiable assets are those tangible and intangible assets used by each operating segment. Corporate assets are principally cash and temporary investments, deferred, prepaid and refundable income taxes, the excess of cost over fair value of net assets acquired, marketable securities, and various other assets which can not appropriately be allocated to either reportable segment. Intersegment transactions are minimal and any intersegment profit is eliminated in consolidation.

                                 REPORTABLE SEGMENTS
                                 Products    Services    Corporate Consolidated
Three Months ended March 31, 2002

External revenue                $228,455     $72,857          -    $301,312

Cost of revenue                  143,348      52,620          -     195,968

Gross profit                     $85,107     $20,237    $     -    $105,344

Identifiable assets             $931,570     $97,504   $802,480  $1,831,554

Three months ended March 31, 2001

External revenue                $373,883     $76,282          -    $450,165

Cost of revenue                  221,113      58,676          -     279,789

Gross profit                    $152,770     $17,606          -    $170,376

Identifiable assets           $1,133,738     $86,696   $826,636  $2,047,070

12.The Company's internal structure is in the form of a matrix organization whereby certain managers are held responsible for Products and Services worldwide while other managers are responsible for specific geographic areas. The operating results of both components are reviewed on a regular basis. Supplemental information about geographic areas is as follows:

The Company operates its business in three main geographic regions; The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Summarized financial information concerning the Company's
                                 -16-


geographic regions is shown in the following table. Sales are allocated to each region based upon the location of the use of the products and services. The "Corporate" column includes corporate related expenses (primarily various indirect manufacturing operations costs, engineering and general and administrative expenses) not allocated to geographic regions. This has the effect of increasing operating profit for The Americas, EMEA and Asia Pacific. Indentifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally temporary investments and the excess of cost over fair value of net assets acquired. Certain assets which have been allocated to each geographic region could not be allocated to either of the Company's two reportable operating segments. Therefore, corporate assets as shown in the following table are different from corporate assets as previously shown in the segment disclosure.

                       The                    Asia/
            Americas       EMEA      Pacific   Corporate  Consolidated
Three Months ended
 March 31, 2002:
Sales to unaffiliated
  customers                 $209,639     $76,348    $15,325   $      -     $301,312
Transfers between
  geographic areas            65,076           -          -    (65,076)           -

     Total net revenue      $274,715     $76,348    $15,325   ($65,076)    $301,312

Earnings before
  income taxes and
  extraordinary item         $68,638     $15,915     $5,410   ($88,219)     $ 1,744

Identifiable assets       $1,166,983    $279,798    $36,247   $348,526   $1,831,554

Three Months ended
 March 31, 2001:

Sales to unaffiliated
  customers                 $325,126    $104,678    $20,361    $      -     $450,165
Transfers between
  geographic areas            92,295           -         -      (92,295)           -

     Total net revenue      $417,421    $104,678    $20,361    $(92,295)    $450,165

Earnings before
 income taxes               $114,321    $ 25,855    $ 7,728   ($106,808)    $ 41,096

Identifiable assets       $1,514,426    $175,268    $31,754   $ 325,622   $2,047,070

13. On April 15, 2002, Telxon redeemed the remaining $25,849 of its
5.75 percent notes and the remaining $19,240 of its 7.5 percent notes for $26,061 and $19,240 respectively. This represented a redemption price of 100.8214 percent of the outstanding principal amount for the 5.75 percent notes and 100 percent of the outstanding principal amount for the 7.5 percent debentures.

                                   -17-



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



































                              -18-


ITEM 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations
         (All dollar amounts in thousands, except per share data)
Results of Operations

      Net product revenue of $228,455 for the three months ended March 31, 2002 decreased 38.9 percent from the comparable prior year period. The decrease in net product revenue is due to a global slowdown in information technology spending which resulted in a reduction in the quantity of units sold. Net services revenue of $72,857 for the three months ended March 31, 2002 decreased 4.5 percent from the comparable prior year period primarily due to a decrease in professional service revenue resulting from fewer project management and software development projects, partially offset by additional customer service revenue from contract revenue. Foreign exchange fluctuations unfavorably impacted the growth in total net revenue by approximately
1.6 percentage points and 2.6 percentage points for the three months ended March 31, 2002 and 2001, respectively.

     Geographically, The Americas, EMEA and Asia Pacific revenue decreased 35.5 percent, 27.1 percent, and 24.7 percent, respectively, from the comparable prior year period. The Americas, EMEA, and Asia Pacific revenue represent approximately 70 percent, 25 percent, and 5 percent, respectively, of net revenue for the three months ended March 31, 2002.

     The Company has forecasted revenue to be approximately $1,300,000 for the full year 2002. This forecast is based on expectations for sequential quarterly growth at a slower pace and off a lower base than was previously forecasted. Attainment of this forecast is dependent on many factors, some of which are beyond the Company's control, including those previously enumerated as well as the assumption that there is a general improvement in the level of economic activity as well as increased information technology spending.

     Based on the aforementioned forecast level of revenue, the Company expects diluted earnings per share in the range of $0.20 to $0.25 for the full year 2002, excluding the compensation related charge of $8,597 recorded in the first quarter of 2002. The forecast is contingent upon, among other factors, attainment of the revenue level previously discussed. As such, the Company has limited visibility to these numbers and there can be no assurance they will be achieved.

     Management of the Company has prepared the aforementioned prospective financial information with respect to financial performance in 2002. This prospective financial information was not prepared with a view toward complying with the guidelines established by the American Institute of Certified Public Accountants with respect to prospective financial information, but, in the view of the Company's management, was prepared on a reasonable basis. However, this information is not fact and should not be relied upon as being necessarily indicative of future results, and one should not place undue reliance on the accuracy of the prospective financial information.
                                   -19-


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

     Product cost of revenue (as a percentage of net product revenue) was
62.7 percent for the three months ended March 31, 2002 as compared to
59.1 percent in the comparable prior year period. This increase is due to a shift in product mix in the fastest growing proportion of the Company's business to lower margin products versus the historical mix of products, reduced manufacturing absorption due to lower sales volumes and the continued unfavorable impact of foreign exchange rate fluctuations on net revenue. Amortization of software development costs for the three months ended March 31, 2002 of $4,188 were comparable to the same prior year period.

     Services cost of revenue (as a percentage of net services revenue) was 72.2 percent for the three months ended March 31, 2002 as compared to
76.9 percent in the comparable prior year period. The decrease in services cost of revenue as a percentage of services revenue resulted primarily from customer service realizing the benefits of additional cost containment activities in the first quarter of 2002, coupled with higher selling prices on certain customer service orders.

     Engineering costs for the three months ended March 31, 2002 decreased to $26,773 from $31,017 for the comparable prior year period. This represents a decrease of 13.7 percent, from the prior year period due to an increase in the amount of capitalized costs incurred for internally developed product software where economic and technological feasibility has been established, coupled with overall lower expenditures incurred in connection with the continuing research and development of new products and the improvement of existing products reflecting the positive effect of the Company's expense control programs. As a percentage of total net revenue, engineering expenses increased to 8.9 percent for the three months ended March 31, 2002 compared to 6.9 percent for the comparable prior year period due to lower revenue levels.

     Selling, general and administrative expenses of $64,113 for the three months ended March 31, 2002 decreased from $90,262 for the comparable prior year period. In absolute dollars, selling, general and administrative expenses decreased 29.0 percent from the prior year period. The decrease is a result of cost containment efforts implemented during the last half of 2001. As a percentage of net revenue, such expenses increased to 21.3 percent for the three months
                                    -20-


ended March 31, 2002 from 20.1 percent in the comparable prior year period due to expenses incurred to support a revenue base that is lower than that originally planned for.

     In February 2002, the Company's former President and Chief Executive Officer announced his retirement. In connection therewith, the Company recorded a pre-tax non-recurring compensation and related benefits charge of $8,597 for the three months ended March 31, 2002.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets are no longer amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement have been adopted by the Company beginning January 1, 2002. The Company has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill, however, amortization of existing goodwill has ceased effective January 1, 2002. Pro forma financial information assuming SFAS No. 142 had been adopted as of January 1, 2001 is as follows:
                                                  Three Months Ended
                                                       March 31,_______
                                                  2002           2001__

Reported earnings before extraordinary items    $1,186         $27,945
Amortization of excess of cost over fair value
 of net assets acquired, net of tax effects          -           2,691
Pro forma income before extraordinary items     $1,186         $30,636

Reported net earnings                           $1,752         $27,945
Amortization of excess of cost over fair value
 of net assets acquired, net of tax effects          -           2,691
Pro forma net earnings                          $1,752         $30,636

Basic Earnings Per Share:
 EPS as reported                                 $0.01           $0.12
 Amortization of excess of cost over fair value
  of net assets acquired, net of tax effects         -            0.01
 Pro forma EPS                                   $0.01           $0.14(1)

Diluted Earnings Per Share:
 EPS as reported                                 $0.01           $0.12
 Amortization of excess of cost over fair value
  of net assets acquired, net of tax effects         -            0.01
 Pro forma EPS                                   $0.01           $0.13(1)

(1) Basic and Diluted EPS are reported separately. In addition, in the basic earnings per share calculation above, EPS as reported, amortization of excess of cost over fair value of net assets acquired, and pro forma EPS are calculated calculated independently. Therefore, the sum of EPS as reported and the per share amount of amortization of excess of cost over fair value of net assets acquired may differ from pro forma EPS as presented above.

Basic and diluted earnings per share amounts before extraordinary items are not materially different than the basic and diluted earnings per share amounts shown above. Therefore, the per share effect of the amortization of excess of cost over fair value of net assets acquired on earnings per share before extraordinary items has not been presented.

     Net interest expense increased to $4,117 for the three months ended March 31, 2002 from $4,044 for the comparable prior year period. This net increase is comprised of an increase in interest expense due to additional borrowings under the Company's credit facility and a decrease in interest income due to lower interest rates and a lower average investment balance, partially offset by a decrease in interest expense due to the repurchase of a portion of Telxon's convertible debt.

     The Company's effective tax rate of 32 percent for the three months ended March 31, 2002 remained consistant with the comparable prior year period.

     During the quarter ended March 31, 2002, Telxon purchased in the open market $34,790 of its 5.75 percent convertible subordinated notes for $34,127 in cash and $5,173 of its 7.5 percent convertible subordinated debentures for $5,004 in cash. This resulted in an extraordinary gain of $566 net of income taxes of $266.

Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:
                                      March 31,        December 31,
                                        2002 _____        2001_____
     Working Capital                    $637,395         $660,475

     Current Ratio (Current Assets
      to Current Liabilities)              3.0:1            2.9:1

     Long-Term Debt to Capital             19.3%            20.8%
      (Convertible subordinated notes
       and debentures plus long-term
       debt to convertible subordinated
       notes and debentures plus
       long-term debt plus equity)

     Current assets decreased by $50,531 from December 31, 2001 principally due to a decrease in accounts receivable resulting from lower revenue and increased cash collections, and decreases in prepaid and refundable income taxes and other current assets.

     Current liabilities decreased $27,451 from December 31, 2001 primarily due to the decrease in accounts payable and accrued expenses due to lower revenue levels, the utilization of accrued restructuring expenses, and lower deferred revenue.

     The aforementioned activity resulted in a working capital decrease of $23,080 for the three months ended March 31, 2002. The Company's current ratio at March 31, 2001 increased to 3.0:1 compared with 2.9:1 as of December 31, 2001.

     The Company generated $42,705 positive cash flow from operating activities for the three months ended March 31, 2002, but experienced an overall decrease in cash of $8,893 for the period. The positive cash flow provided by operating activities, net proceeds from the issuance and repayment of notes payable and long-term debt, and the exercise of stock options and warrants was offset by cash used to repurchase Telxon's convertible notes and debentures, and the repurchase of 1,609,000 shares of the Company's common stock.

     Property, plant and equipment expenditures for the three months ended March 31, 2002 totaled $9,351 compared to $21,284 for the three months ended March 31, 2001. In February 2001, the Company began a 150,000 square foot expansion of its 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. The total cost for this project is estimated to be $8,500 and is scheduled to be completed during 2002. Additionally, in February 2001, the Company began construction of a new 334,000 square foot distribution center and data center in McAllen, Texas. The total cost for this project is estimated to be $33,000 and is scheduled to be completed in the first half of 2002. The Company continues to make capital investments in major systems and network conversions but does not have any other material commitments for capital expenditures.

     During the year ended December 31, 2000, the Company established a special purpose entity ("SPE") for the purpose of entering into a $50,000 lease receivable securitization agreement with a highly rated financial institution. The SPE is a consolidated entity and, accordingly, its results are included in the consolidated financial statements of the Company. During the three months ended March 31, 2002, the Company did not securitize any of its lease receivables. During the year ended December 31, 2001, the Company securitized approximately $32,227 of its lease receivables, which resulted in proceeds of $18,700. The Company does not consider its securitization of lease receivables a significant dependency on its continued liquidity.

The Company had long-term debt outstanding, excluding current maturities, as follows:

                                          March 31, December 31,
                                            2002        2001____

Revolving Credit Facililty                $147,618   $125,439
Senior Notes                                 6,349     12,698
SAILS Exchangeable Debt                     89,180     93,206
Other                                          371        373
                                           243,518    231,716
Less Current Maturities                      6,563      6,548
                                          $236,955   $225,168

     The Company has a $350 million revolving credit facility with a syndicate of U.S. and International banks (the "Credit Agreement"). The terms of the Credit Agreement extend to 2004. Use of the borrowings is unrestricted and the borrowings are unsecured. These borrowings bear interest at either LIBOR plus 100 basis points or the base rate of the syndication agent bank which approximated 2.9 percent and 4.8 percent at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002, the Company had $147,618 of borrowings outstanding under the Credit Agreement, as compared to $125,439 outstanding at December 31, 2001. These borrowings have been classified as long-term obligations in each respective period.

In March 1993, the Company issued $25,000 of its 7.76 percent Series A Senior Notes due February 15, 2003, and $25,000 of its 7.76 percent Series B Senior Notes due February 15, 2003 to two insurance companies for working capital and general corporate purposes. The Series A Senior Notes are being repaid in equal annual installments of $2,778, which began in February 1995. The Series B Senior Notes are being repaid in equal annual installments of $3,571, which began February 1997. The remaining balance of the Senior Notes is classified as current at March 31, 2002.

     In January 2001, the Company entered into a private SAILS arrangement with a highly rated financial institution. The securities which underlie the SAILS contract represent the Company's investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. The 4,160,000 shares of Cisco common stock had a market value of $70,429 at March 31, 2002 and are held as collateral to secure the debt instrument associated with the SAILS and are included in the balance of Investment in Marketable Securities. This debt has a seven-year maturity and pays a cash coupon of 3.625 percent. The SAILS contain an embedded equity collar, which effectively manages a large portion of the Company's exposure to fluctuations in the fair value of its holdings in Cisco common stock. At maturity, the SAILS will be exchangeable for shares of Cisco common stock, or at the Company's option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar agreement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under its revolving credit facility. The Company accounts for the embedded equity collar as a derivative financial instrument in accordance with the requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities." The change in fair value of this derivative between reporting dates is recognized through earnings but has been mitigated by the changes in market value of Cisco shares classified as trading securities which resulted in a net effect on earnings which is not material. The derivative has been combined with the debt instrument in long-term debt in an appropriate presentation of the Company's overall future cash outflows for that debt instrument under Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" for the legal right of offset for accounting purposes. The SAILS liability, net of the derivative asset, represents $89,180 of the total long-term debt balance outstanding at March 31, 2002. The Company has the option to terminate the SAILS arrangement prior to its scheduled maturity. Such early termination would require the Company to pay an amount based on the fair value of the embedded equity collar and the underlying stock, which would be recorded in the Company's Statement of Operations in the period of termination. Such amount, however, will never exceed the present value of the Company's future coupon payments at the time of termination. At the present time, the Company does not anticipate terminating the SAILS arrangement prior to its scheduled maturity date.

     The remaining portion of long-term debt outstanding relates to various other loans maturing through 2008.

     The combined aggregate amount of long-term debt maturities for the nine months ended December 31, 2002 and each of the subsequent years ended December 31 are as follows:

                2002                    $    214
                2003                       6,379
                2004                     147,648
                2005                          31
                2006                          32
                Thereafter                89,214
                                        $243,518

     The Company's long-term debt to capital ratio decreased to 19.3 percent at March 31, 2002 from 20.8 percent at December 31, 2001 primarily due to Telxon's repurchase of a portion of its convertible subordinated notes and debentures, the increase in equity due to stock option exercises, partially offset by net borrowings under the Company's credit facility (increase resulting from financing of Telxon convertible notes and debentures repurchase partially offset by repayments), and the repurchase of treasury shares.

     The Company has loan agreements with various banks pursuant to which, the banks have agreed to provide lines of credit totaling $55,000. As of March 31, 2002 the Company has $88 outstanding under these lines as compared to $19 outstanding at December 31, 2001. These agreements continue until such time as either party terminates the agreements.

     At the time of the Telxon acquisition, Telxon had oustanding $82,500 of 5.75 percent convertible subordinated notes (the "5.75 percent notes"), and $24,413 of 7.5 percent convertible subordinated debentures (the "7.5 percent debentures"). During the year ended December 31, 2001, Telxon purchased in the open market $21,861 of its
5.75 percent notes for $20,665. During the quarter ended March 31, 2002, Telxon repurchased $34,790 of its 5.75 percent notes for $34,127 in cash and $5,173 of its 7.5 percent debentures for $5,004 in cash. This resulted in an extraordinary gain of $566, net of income taxes of $266. On April 15, 2002, Telxon redeemed the remaining balance of its
5.75 percent notes and 7.5 percent debentures at a redemption price of
100.8214 percent of the outstanding principal amount plus accrued and unpaid interest for the 5.75 percent notes and 100 percent of the outstanding principal amount plus accrued and unpaid interest for the
7.5 percent debentures. The aggregate principal amount redeemed was $45,089.

     The Company continues to enter into obligations and commitments to make future payments under lease agreements. The future obligations related to capital lease obligations is not material.

     The combined aggregate amount of required future minimum rental payments under non-cancelable operating leases for the nine months ended December 31, 2002 and each of the subsequent years ended December 31, are as follows:

                2002                    $11,947
                2003                     13,578
                2004                     11,317
                2005                      9,824
                2006                      9,084
                Thereafter               33,008
                                        $88,758

     The Company has a balance of accrued purchase commitments of $11,296 at March 31, 2002, compared to $13,822 at December 31, 2001.
Payments are due within one year and such balances are included in the balance of accounts payable and accrued expenses in each respective period.

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

     On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, asset impairment, intangible assets and derivative instrument valuation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 1 to the Company's consolidated financial statements "Summary of Significant Accounting Policies" summarizes each of its significant accounting policies. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Long-Lived Assets

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

Research and Development/Software Development Costs

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

Derivative Instruments, Hedging Activities and Foreign Currency

     The Company utilizes derivative financial instruments to foreign exchange rate risk exposures related to foreign currency denominated payments from its international subsidiaries. The Company also utilizes a derivative financial instrument to hedge fluctuations in the fair value of its investment in Cisco common shares. These derivatives qualify for hedge accounting. The Company does not participate in speculative derivatives trading. While the Company intends to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective, or if the Company did not believe the forecasted transactions would occur, the changes in fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities as the counterparties are established, well capitalized financial institutions.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Refer to ITEM 7, in the Company's annual report on Form 10-K for the year ended December 31, 2001 for required disclosure.

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

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying, superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal. The Federal Circuit heard oral argument on this appeal on

October 4, 2001. On January 24, 2002, the Federal Circuit found for the Auto ID companies, holding that the defense of prosecution laches exists as a matter of law. On March 20, 2002 the Federal Circuit denied Lemelson's petition for rehearing in banc. Accordingly, the issue has been remanded to the Court in Nevada to consider whether the laches defense is applicable to the Lemelson case.

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

On July 25, 2001 the Court entered an order setting a schedule that culminates with a trial scheduled for August 2002. On April 12, 2002, the Court entered a superseding scheduling order setting a schedule that culminates with a trial scheduled for November 2002. Under this timetable, the Auto ID companies' arguments relating to laches, invalidity, unenforceability and/or non-infringement of the so-called "bar code" patents will be briefed by motion at the appropriate time, or at trial.

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

On February 20, 2001, Telxon filed a motion for leave to file and serve instanter a summons and third-party complaint against third-party defendant PricewaterhouseCoopers LLP ( "PWC")in shareholders' class action complaints. Telxon's third-party complaint against PWC concerns PWC's role in the original issuance and restatements of Telxon's financial statements for its fiscal years 1996, 1997, 1998 and its interim financial statements for its first and second quarters of fiscal year 1999, the subject of the class action litigation against Telxon. Telxon states causes of action against PWC for contribution under federal securities law, as well as state law claims for accountant malpractice, fraud, constructive fraud, fraudulent concealment, fraudulent misrepresentation, negligent misrepresentation, breach of contract, and breach of fiduciary duty. With respect to its federal claim against PWC, Telxon seeks contribution from PWC for all sums that Telxon may be required to pay in excess of Telxon's proportionate liability, if any, and attorney fees and costs. With respect to its state law claims against PWC, Telxon seeks compensatory damages, punitive damages, attorney fees and costs, in amounts to be determined at trial. Thereafter plaintiffs sued PWC directly and that action was consolidated. PWC filed a motion to dismiss both Telxon's third party complaint and the PWC action.

On March 25, 2002, the Court ruled on the pending motions. As to Telxon's third-party complaint against PWC, the Court ruled that it was timely filed, and that Telxon's allegations of scienter by PWC under the Federal securities laws were sufficiently pled, that Telxon's state law fraud claims were sufficiently pled, and that Telxon's breach of fiduciary duty, constructive fraud and fraudulent concealment claims against PWC should not be dismissed at the pleading stage. The Court denied PWC's motion to dismiss Telxon's claims for contribution under the Federal securities laws with respect to Telxon's restatements of its 1996, 1997 and 1998 audited financial statements, and granted PWC's motion to dismiss Telxon's contribution claims with respect to the restatements of its unaudited first and second quarter 1999 financial statements. The Court also granted Telxon's motion for leave to file and serve the third party complaint instanter on February 20, 2001. The Court also denied PWC's motion to dismiss the separate action filed against it by the plaintiffs. PWC has subsequently filed an answer denying liability, asserting numerous defenses and a third party complaint against Telxon for contribution and indemnity.

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

Pursuant to the settlement, Telxon neither admitted nor denied certain findings by the Commission, and consented to the entry of an administrative Cease and Desist Order prohibiting Telxon from committing or causing any violation, and any future violation of certain reporting, record-keeping and internal control provisions of the Securities Exchange Act of 1934. Two former employees of Telxon also settled administrative proceedings without admitting or denying certain findings by the Commission and by consenting to the entry of an administrative cease and desist order prohibiting them from committing or causing any violation and any future violation of certain reporting, record-keeping and internal control provisions of the Securities Exchange Act of 1934. The Commission on March 5, 2002 also filed suit against Kenneth W. Haver, former Chief Financial Officer of Telxon, for fraud in connection with Telxon's financial statements and earnings press release for the quarter ended September 30, 1998. On April 24,2002, Mr. Haver settled this suit without admitting or denying the allegations of the Commission's complaint and by consenting to the entry of a final judgment permanently enjoining him from violating and aiding and abetting any violation of certain antifraud and reporting, record keeping and internal control provisions of the Securities and Exchange Act of 1934. In addition, Mr. Haver agreed to pay a monetary penalty of $75,000, for which he was indemnified by Telxon.

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

Subsequently, a number of additional purported class actions containing substantially similar allegations have also been filed against the Company and certain of its officers in the Eastern District of New York. The Company believes that all of these actions will be consolidated into one lawsuit. The Company believes that these litigations are without merit and intends to defend them vigorously.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.

Dated:  May 13, 2002       By:  /s/ Jerome Swartz_______

                                  Jerome Swartz
                                  Chief Executive Officer,
                                  Chairman of the Board
                                  of Directors


Dated:  May 13, 2002       By:  /s/ Kenneth V. Jaeggi

                                  Kenneth V. Jaeggi
                                  Senior Vice President -
                                  Chief Financial Officer