Form 10-Q
period 2002-06-30
SYMBOL TECHNOLOGIES INC
filed 2002-08-13
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002

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


   Class                      Outstanding at June 30, 2002
Common Stock,                      229,457,259 shares
par value $0.01






            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                        INDEX TO FORM 10-Q

                                                            PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

     Condensed Consolidated Balance Sheets at
     June 30, 2002 and December 31, 2001                     2

     Condensed Consolidated Statements of Operations
     Three and Six Months Ended June 30, 2002 and 2001       3

     Condensed Consolidated Statements of Cash Flows
     Three Months Ended June 30, 2002 and 2001               4

     Condensed Consolidated Statements of Cash Flows
     Six Months Ended June 30, 2002 and 2001                 5

     Notes to Condensed Consolidated Financial
     Statements                                              6

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations           25


ITEM 3.

     Quantitative and Qualitative Disclosures about
     Market Risk                                             35

PART II.  OTHER INFORMATION

ITEM 1.

     Legal Proceedings                                       36

ITEM 4.

     Submission of Matters to a Vote of Security Holders     45

ITEM 6.

     Exhibits and Reports on Form 8-K                        46

SIGNATURES                                                   47


                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (All amounts in thousands, except stock par value)
                                                     June 30,   December 31,
      ASSETS                                           2002         2001____
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                     $ 69,283      $80,967
  Accounts receivable, less allowance for doubtful
   accounts of $33,113 and $31,348, respectively      282,702      307,576
  Inventories                                         302,642      310,924
  Deferred income taxes                               180,894      182,964
  Prepaid and refundable income taxes                  31,436       22,498
  Other current assets                                 81,157       95,279

      TOTAL CURRENT ASSETS                            948,114    1,000,208

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $138,531 and
  $146,881, respectively                              232,355      241,226
DEFERRED INCOME TAXES                                  18,527       24,153
INVESTMENT IN MARKETABLE SECURITIES                    58,521       76,004
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $175,957 and $202,011,
  respectively                                        511,048      551,083
                                                   $1,768,565   $1,892,674
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $261,922     $279,615
  Current portion of long-term debt                     6,433        6,548
  Deferred revenue                                     29,699       34,641
  Accrued restructuring expenses                       11,252       18,929

      TOTAL CURRENT LIABILITIES                       309,306      339,733

CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES               -       85,052
LONG-TERM DEBT, less current maturities               237,484      225,168
OTHER LIABILITIES AND DEFERRED REVENUE                 62,536       61,932

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding              -            -
  Series A Junior Participating preferred stock,
     par value $1.00; authorized 500 shares, none
     issued or outstanding                                  -            -
  Common stock, par value $0.01; authorized
     600,000 shares; issued 255,598 shares and
     253,313 shares, respectively                       2,556        2,533
  Retained earnings                                   327,109      350,393
  Treasury stock, at cost, 26,141 shares
   and 24,532 shares, respectively                   (238,908)    (217,959)
  Other stockholders' equity                        1,068,482    1,045,822
                                                    1,159,239    1,180,789
                                                   $1,768,565   $1,892,674
           See notes to condensed consolidated financial statements
                                      -2-




                    SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)
                                  (Unaudited)
                                     Three Months Ended  Six Months Ended
                                           June 30,____      June 30,____
                                      2002       2001__   2002     2001__
REVENUE                             $246,698   $264,199 $475,153 $638,082
 Product, net                         69,151     76,011  142,008  152,293
 Services, net                       315,849    340,210  617,161  790,375

COST OF REVENUE:
 Product costs                       143,792    262,885  282,952  479,756
 Amortization of software
  development costs                    4,879      4,477    9,067    8,719
 Product cost of revenue             148,671    267,362  292,019  488,475
 Services cost of revenue             50,210     54,731  102,830  113,407
                                     198,881    322,093  394,849  601,882
GROSS PROFIT                         116,968     18,117  222,312  188,493

OPERATING EXPENSES:
  Engineering                         29,467     28,341   56,240   59,358
  Selling, general and administrative 70,201     80,684  134,314  170,946
  Non-recurring compensation charge        -          -    8,597        -
  Non-recurring impairment charge     47,200          -   47,200        -
  Goodwill amortization                    -      4,042        -    7,999
                                     146,868    113,067  246,351  238,303

LOSS FROM OPERATIONS                 (29,900)   (94,950) (24,039) (49,810)

INTEREST EXPENSE, net                 (3,549)    (3,952)  (7,666)  (7,996)

LOSS BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM              (33,449)   (98,902) (31,705) (57,806)

BENEFIT FROM INCOME TAXES            (10,704)   (39,349) (10,146) (26,198)

LOSS BEFORE EXTRAORDINARY ITEM       (22,745)   (59,553) (21,559) (31,608)

EXTRAORDINARY GAIN ON REPURCHASE OF
 CONVERTIBLE NOTES AND DEBENTURES,
 NET OF $266 IN INCOME TAXES               -          -      566        -

NET LOSS                            ($22,745)  ($59,553)($20,993)($31,608)
BASIC LOSS PER SHARE:
  Loss before extraordinary item      ($0.10)    ($0.27)  ($0.09)  ($0.14)
  Extraordinary gain on repurchase of
   convertible notes and debentures        -          -        -        -
  Net loss                            ($0.10)    ($0.27)  ($0.09)  ($0.14)

DILUTED LOSS PER SHARE:
  Loss before extraordinary item      ($0.10)    ($0.27)  ($0.09)  ($0.14)
  Extraordinary gain on repurchase of
   convertible notes and debentures        -          -        -        -
  Net loss                            ($0.10)    ($0.27)  ($0.09)  ($0.14)

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
  Basic                              229,395    224,597  229,287  225,025
  Diluted                            229,395    224,597  229,287  225,025
          See notes to condensed consolidated financial statements
                                     -3-


SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All amounts in thousands)
                                (Unaudited)
                                                Three Months Ended June 30,
                                                   2002            2001____
Cash flows from operating activities:
 Net loss                                        ($22,745)      ($59,553)
 Adjustments to reconcile net loss
  to net cash provided by/(used in) operating
   activities:
 Depreciation and amortization of property,
   plant and equipment                             11,856         13,676
 Other amortization                                 8,736         10,712
 Provision for losses on accounts receivable        1,072            806
 Writedown due to probable losses from customers        -         16,000
 Provision for inventory writedown                      -        110,000
 Non cash impairment charge                        47,200              -
 Tax benefit on exercise of stock
  options and warrants                                195         12,580
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                              (1,553)           126
  Inventories                                       5,317       (126,517)
  Other assets                                     10,285          7,943
  Accounts payable and accrued expenses             3,183         35,439
  Income taxes payable                            (14,324)       (55,774)
  Accrued restructuring expenses                   (3,836)       (18,147)
  Other liabilities and deferred revenue            1,398          3,774
Net cash provided by/(used in)
  operating activities                             46,784        (48,935)
Cash flows from investing activities:
  Proceeds from sale of property, plant
   and equipment                                    4,196              -
  Purchases of property, plant and equipment       (8,841)       (32,931)
  Investments in intangible and other assets      (14,072)       (13,895)
Net cash used in investing activities             (18,717)       (46,826)
Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of notes payable and long-term debt             10,564        101,115
  Repurchase of convertible notes and debentures  (45,089)             -
  Exercise of stock options and warrants              345         10,419
  Purchase of treasury shares                           -        (13,147)
Net cash (used in)/provided by financing
  activities                                      (34,180)        98,387
Effects of exchange rate changes on cash            3,322         (1,944)
Net (decrease)/ increase in cash and temporary
  investments                                      (2,791)           682
Cash and temporary investments, beginning
 of period                                         72,074         70,651
Cash and temporary investments, end of
 period                                           $69,283        $71,333
Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                        $ 4,299        $ 3,624
  Income taxes                                    $ 2,343        $ 2,508
          See notes to condensed consolidated financial statements
                                    -4-


                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                 (Unaudited)
                                              Six Months Ended June 30,
                                                  2002           2001__
Cash flows from operating activities:
 Net loss                                       ($20,993)      ($31,608)
 Adjustments to reconcile net loss to net cash
  provided by/(used in) operating activities:
  Depreciation and amortization of property,
   plant and equipment                            22,076         26,846
  Other amortization                              15,955         19,628
  Provision for losses on accounts receivable      2,696          1,622
  Writedown due to probable losses from customers      -         16,000
  Provision for inventory writedown                    -        110,000
  Non cash impairment charge                      47,200              -
  Tax benefit on exercise of stock options
   and warrants                                    6,976         38,100
  Gain on repurchase of convertible notes
   and debentures, net of tax                       (566)             -
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                             24,469        (11,364)
  Inventories                                      9,308       (159,947)
  Other assets                                    19,271         (7,622)
  Accounts payable and accrued expenses          (15,950)        21,995
  Income taxes payable                            (8,938)       (73,596)
  Accrued restructuring expenses                  (7,677)       (47,183)
  Other liabilities and deferred revenue          (4,338)         7,361
Net cash provided by/(used in) operating
  activities                                      89,489        (89,768)
Cash flows from investing activities:
  Proceeds from termination of
   collar arrangement                                  -         88,046
  Proceeds from sale of property, plant
   and equipment                                   4,196              -
  Purchases of property, plant and
   equipment                                     (18,192)       (54,215)
  Investments in intangible and other assets     (23,120)       (19,828)
Net cash (used in)/provided by investing
 activities                                      (37,116)        14,003
Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of notes payable and long-term debt            26,391         85,726
  Repurchase of convertible notes and debentures (84,220)             -
  Exercise of stock options and warrants          14,130         30,549
  Dividends paid                                  (2,291)        (1,510)
  Purchase of treasury shares                    (20,949)       (27,197)
Net cash (used in)/provided by financing
  activities                                     (66,939)        87,568

Effects of exchange rate changes on cash           2,882         (3,881)
Net (decrease)/increase in cash and
 temporary investments                           (11,684)         7,922
Cash and temporary investments, beginning
  of period                                       80,967         63,411
Cash and temporary investments, end of
  period                                         $69,283        $71,333
Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest                                       $ 9,588        $ 7,771
  Income taxes                                   $ 5,711        $ 6,722
          See notes to condensed consolidated financial statements
                                    -5-


                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS
           (All dollar amounts in thousands, except per share data)


1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of June 30, 2002, and the results of its operations and its cash flows for the three and six months ended June 30, 2002 and 2001, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to prior consolidated financial statements to conform with current presentations.

2. INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets acquired in a business combination will no longer be amortized into results of operations, but rather subject to a periodic assessment for impairment. The Company adopted the provisions of this Statement effective January 1, 2002. Under the new standard, goodwill is subject to an annual assessment for impairment using a prescribed fair-value-based test. The Company completed the initial step of the transitional goodwill impairment test as of January 1, 2002 utilizing an independent appraisal during the quarter ended June 30, 2002. This step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons, the Company concluded there was no impairment of goodwill related to either of its reporting units.

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                  Product    Services
                                  Segment     Segment     Total_
Balance as of January 1, 2002    $267,862    $ 71,204   $339,066
Net goodwill acquired during
 the year                           9,132       1,487     10,619
Translation adjustment               (465)       (123)      (588)
Balance as of June 30, 2002      $276,529    $ 72,568   $349,097



                               -6-


Adjusted financial information assuming SFAS No. 142 had been adopted as of January 1, 2001 is as follows:

                                      Three Months Ended    Six Months Ended
                                           June 30,_______      June 30,____
                                      2002          2001__    2002    2001__
                                         (Unaudited)          (Unaudited)
Reported loss before
 extraordinary item                 ($22,745)   ($59,553)  ($21,559) ($31,608)
Goodwill amortization, net of tax         -        2,434          -     5,125
Adjusted loss before
 extraordinary item                 ($22,745)   ($57,119)  ($21,559) ($26,483)

Reported net loss                   ($22,745)   ($59,553)  ($20,993) ($31,608)
Goodwill amortization, net of tax          -       2,434          -     5,125
Adjusted net loss                   ($22,745)   ($57,119)  ($20,993) ($26,483)

Basic Loss Per Share:
 Loss as reported                     ($0.10)     ($0.27)    ($0.09)   ($0.14)
 Goodwill amortization, net of tax         -        0.01          -      0.02
 Adjusted loss                        ($0.10)     ($0.25)(1) ($0.09)   ($0.12)

Diluted Loss Per Share:
 Loss as reported                     ($0.10)     ($0.27)    ($0.09)   ($0.14)
 Goodwill amortization, net of tax         -        0.01          -      0.02
 Adjusted loss                        ($0.10)     ($0.25)(1) ($0.09)   ($0.12)

(1) Basic and diluted loss per share are reported separately. In addition, loss per share as reported, goodwill amortization, and adjusted loss per share are calculated independently. Therefore, the sum of loss per share as reported and the per share amount of goodwill amortization may differ from adjusted loss per share as presented above.

Basic and diluted loss per share amounts before extraordinary items are not materially different than the basic and diluted loss per share amounts shown above. Therefore, the per share effect of the goodwill amortization on loss per share before extraordinary items has not been presented.

Other than goodwill, the Company's intangible assets, all of which are subject to amortization, consist of the following:

                                  June 30, 2002        December 31, 2001
                              Gross     Accumulated   Gross   Accumulated
                              Amount    Amortization  Amount  Amortization
                                   (Unaudited)
Patents and trademarks        $44,096    ($7,891)    $40,633   ($6,789)
Purchased technology           63,976    (26,003)     61,154   (21,340)
Software development costs    110,756    (69,585)    138,419  (102,027)
Other                             547        (66)        638       (54)
                             $219,375  ($103,545)   $240,844 ($130,210)

Estimated amortization expense for the above intangible assets, assuming no additions or writeoffs, for the six months ended December 31, 2002 and for each of the subsequent years ended December 31 is as follows:

                     2002                    $ 15,958
                     2003                      26,717
                     2004                      18,354
                     2005                       6,710
                     2006                       5,189
                                              $72,928
                                 -7-



3. LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2002 and 2001, stock options and warrants outstanding and the effect of convertible subordinated notes and debentures have not been included in the net loss per share calculations since their effect would be antidilutive.

4. INVENTORIES

                             June 30, 2002  December 31, 2001
                              (Unaudited)

   Raw materials               $159,852          $178,431
   Work-in-process               12,686            16,108
   Finished goods               130,104           116,385
                               $302,642          $310,924

5. COMPREHENSIVE LOSS

                               Three Months Ended  Six Months Ended
                                       June 30,____       June 30,____
                                    2002      2001_     2002    2001__
                                     (Unaudited)        (Unaudited)

   Net loss                      ($22,745) ($59,553) ($20,993)($31,608)
   Other comprehensive income
     (losses), net of related
      taxes:
     Foreign currency translation
      adjustments                   8,406    (1,600)   7,151    (7,835)
     Net unrealized (losses) gains
      on marketable securities     (1,547)    5,665   (1,992)   (7,978)
     Net unrealized derivative
     (losses) gains                (2,955)   (2,390)  (3,582)    1,259
   Comprehensive loss            ($18,841) ($57,878)($19,416) ($46,162)

6. CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES

In January and February 2002, Telxon, a wholly owned subsidiary of the Company, purchased in the open market $34,790 of its 5.75 percent convertible subordinated notes for $34,127 in cash, and $5,173 of its
7.5 percent convertible subordinated debentures for $5,004 in cash. This resulted in an extraordinary gain of $566, net of income taxes of $266. In April 2002, Telxon redeemed the remaining $25,849 of its 5.75 percent notes and the remaining $19,240 of its 7.5 percent notes for $26,061 and $19,240 respectively. This represented a redemption price of 100.8214 percent of the outstanding principal amount for the 5.75 percent notes and 100 percent of the outstanding principal amount for the 7.5 percent debentures.
                                 -8-



7. RESTRUCTURING AND IMPAIRMENT CHARGES

a.) In September 2001, the Company's management approved and adopted a formal plan of restructuring related to the reorganization of its manufacturing facilities. The plan includes a transition of volume manufacturing away from its Bohemia, New York facility to lower cost locations, primarily its Reynosa, Mexico facility and Far East contract manufacturing partners. In connection with this reorganization, the Company accrued for restructuring and impairment charges at September 30, 2001 for workforce reduction and asset impairment costs. Under this plan, the Company recorded a workforce reduction charge related to the termination of approximately 375 employees, primarily manufacturing associates. As of June 30, 2002, approximately 250 employees had been terminated. The Company's restructuring plan has been substantially completed as of June 30, 2002 with the remaining workforce reductions to take place by September 30, 2002.

Details of the restructuring charges as of June 30, 2002 are as follows:
                          December 31,
                             2001                June 30, 2002
                           Accrual     Utilized      Accrual___
   Workforce reductions     $8,976      $2,621        $6,355
   Impaired fixed asset
     and other writeoffs     4,423       3,428           995
                           $13,399      $6,049        $7,350

b.) In December 2000, the Company's management approved and adopted a formal plan of restructuring as a result of the Telxon acquisition. In connection with this acquisition, the Company accrued for restructuring, impairment and integration related charges at December 1, 2000. The accrual represented costs anticipated for workforce reductions, asset impairments and lease terminations. The Company's exit plan, which focused on the consolidation of manufacturing operations, including plant closings and elimination of redundant activities, was substantially completed by June 30, 2001. The amount accrued for workforce reductions related to the termination of 1,251 employees, primarily in manufacturing, management, sales and administrative support, all of whom have been terminated. During the six months ended June 30, 2002, the Company utilized $156 in fixed asset and other impairment charges, and $1,472 in lease cancellation costs. As a result, the remaining unutilized restructuring expense balance is $3,902, which relates to ongoing lease commitments on abandoned facilities.

The accrued restructuring expenses of $3,902 combined with accrued restructuring expenses of $7,350 related to the reorganization of the Company's manufacturing facilities (as discussed in (a), above) result in a total accrued restructuring expense of $11,252 remaining as of June 30, 2002.
                                -9-



   c.) In the quarter ended June 30, 2002, the Company recorded a pre-tax impairment charge of $47,200 related to its investment in AirClic Inc. ("AirClic"). The Company regularly tests the carrying value of its investments for impairment. In consideration of the outlook of AirClic's business, the general decline in the economy and the decline in information technology spending, it was determined that the decline in the value of its investment in AirClic was other than temporary during the quarter ended June 30, 2002. The Company obtained an independent appraisal of its investment in AirClic and wrote down the carrying amount of the investment to its estimated fair value of $2,800 at June 30, 2002. This investment was previously fully allocated to the product segment.

8. COMMITMENTS AND CONTINGENCIES

In February 2002, the Company's former President and Chief Executive Officer announced his retirement. In connection therewith, the Company recorded a pre-tax non-recurring compensation and related benefits charge of $8,597 during the quarter ended March 31, 2002.

 9. OTHER ASSETS

In February 2002, the Company loaned $1,000 to its current Chief Executive Officer. This loan bears interest at an annual rate of LIBOR plus 100 basis points, which approximated 2.8 percent at June 30, 2002. This loan is payable upon the earlier of: (1) the date he ceases to be an employee of the Company, (2) the date of sale of his California residence, or (3) February 19, 2007. In addition, if the officer or his wife sell any shares of common stock of the Company now owned by either of them or hereafter acquired (other than shares sold to pay the exercise price and taxes resulting from the exercise of any options originally granted to this officer by the Company) 100 percent of the net proceeds of such sales shall be applied immediately to reduce any outstanding indebtedness under this loan. In addition, the Company loaned $500 to the officer in October 1999. This loan bears interest at an annual rate of 7 percent through October 2004, and 2.75 percent above the One Year Treasury Rate through maturity. It is payable upon the earlier of: (1) the date he ceases to be an employee of the Company, (2) the date of sale of his California residence, or (3) October 5, 2006. This loan is secured by a second mortgage on the officer's California residence. In addition, if the officer or his wife sell any shares of common stock of the Company now owned by either of them or hereafter acquired (other than shares sold to pay the exercise price and taxes resulting from the exercise of any options originally granted to this officer by the Company) 100 percent of the net proceeds of such sales shall be applied immediately to reduce any outstanding indebtedness under this loan.

These loans, including accrued interest, are classified as Intangible and Other Assets at June 30, 2002.
                             -10-



10. ACQUISITIONS

During the second quarter of 2002, the Company entered into an agreement with the owners of Seal Sistemas e Technologia Da Informacao Ltda. ("Seal"), a Brazilian corporation which had operated as a distributor and integrator of the Company's products since 1987. The agreement resulted in the termination of distribution rights for Seal and the creation of a majority owned subsidiary of the Company that would serve as the Brazilian distributor and customer service entity ("Symbol Brazil"). In accordance with the terms of the agreement, the owners of Seal acquired a 49 percent ownership interest in Symbol Brazil.

Terms of the agreement included payments to the minority shareholders that range from $9,550 to a total of $14,800 contingent upon the attainment of certain annual net revenue levels of Symbol Brazil (as defined), and are payable no later than March 31, 2009. With each of these earnout payments, the Company will repurchase back a portion of Symbol Brazil's shares owned by the minority shareholders such that the Company will ultimately own 100 percent of Symbol Brazil no later than March 31, 2009. Additionally, the Company loaned these minority shareholders $5,000 at the time of the agreement, which was recorded by the Company as part of the purchase price, but which will be repaid on the date the first earnout payment is triggered.

In order to consummate this business combination, the Company was also required to make payments aggregating $5,300 to two shareholders of Seal. These amounts were also included in the purchase price of Symbol Brazil, resulting in a total purchase price (including the present value of the minimum future earnout payments) of $12,292. The only assets acquired in this transaction were certain intangible assets which were independently appraised and determined to be immaterial. Therefore the total purchase price has been classified as goodwill.

The subsidiary commenced operations in the second quarter of 2002 and the results of its operations have been included in the Company's Statement of Operations since such time. Pro forma financial information as if the acquisition had taken place at the beginning of each interim period presented would not be materially different from the actual results reported. Therefore, no pro forma information has been disclosed.

11.LEGAL MATTERS

The Company is currently involved in matters of litigation arising from the normal course of business. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In March 2001, Proxim Incorporated ("Proxim") sued the Company, 3
Com Corporation, Wayport Incorporated and SMC Networks Incorporated in the United States District Court in the District of Delaware for allegedly infringing three patents owned by Proxim. Proxim did not identify any specific products of the Company that allegedly infringe these three
                             -11-


patents. Proxim also filed a similar lawsuit in March 2001 in the United States District Court in the District of Massachusetts against Cisco Systems, Incorporated and Intersil Corporation. The complaint against the Company seeks, among other relief, unspecified damages for patent infringement, treble damages for willful infringement, and a permanent injunction against the Company from infringing these three patents. In a press conference held after the filing of the complaints, Proxim indicated that it was interested in licensing the patents that are the subject of the lawsuit against the Company.

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

On May 14, 2001, the Company announced that an agreement had been reached with Intersil Corporation, a supplier of key wireless LAN chips to the Company. Under this agreement, Intersil will generally indemnify and defend the Company against Proxim's infringement suit. On May 30, 2002, the Court granted Intersil's motion to intervene as a defendant in the Proxim infringement suit. Having granted Intersil's motion to intervene, the Court imposed a mandatory stay in the case until the conclusion of a related proceeding involving Proxim, Intersil, and other parties in the U.S. International Trade Commission ("ITC"). The Court further barred Proxim from collecting damages against the Company attributable to the Company's alleged infringing conduct during the stay. On June 14, 2002, Proxim filed a motion requesting the Court reconsider the damages bar portion of the Court's May 30th order. The motion is currently pending.

On December 4, 2001, the Company filed a complaint against Proxim in the United States District Court in the District of Delaware asserting that Proxim's RF product offerings infringe four of the Company's patents relating to wireless LAN technology. This complaint asserts the same four patents that were asserted in the Company's counterclaim against Proxim in the initial Proxim case prior to the severance of this counterclaim by the Court. On December 18, 2001, Proxim filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four patents asserted by the Company, injunctive and monetary relief for the Company's alleged infringement of one additional Proxim patent involving wireless LAN technology, monetary relief for the Company's alleged false patent marking, and injunctive and monetary relief for the Company's alleged unfair competition under the Lanham Act, common law unfair competition and tortious interference. The Company believes these claims to be without merit.
                             -12-



On January 31, 2002, the Company filed an answer in response to Proxim's counterclaim. The Company has responded by asserting its belief that Proxim's asserted patent is invalid and not infringed by any of the Company's products. In addition, the Company has asserted its belief that Proxim's patent claims are barred under principles of equity, estoppel and laches. Also on January 31, 2002, the Company filed a motion to dismiss Proxim's claims regarding false patent markings, the Lanham Act, common law unfair competition and tortious interference. On June 25, 2002, the Court granted the Company's motion with respect to false patent marking, and denied the motion in all other respects.

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

The Lemelson Partnership has contacted many of the Auto ID companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. The Company and the other Auto ID companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from the Company and the other Auto ID companies, individually and/or collectively with other equipment suppliers. The Company, and we understand, the other Auto ID companies believe that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against their customers with respect to bar code equipment are invalid, unenforceable and not infringed. However, the Company and the other Auto ID companies believe that the Lemelson claims do concern the Auto ID industry at large and that it is appropriate for them to act jointly to protect their customers against what they believe to be baseless claims being asserted by the Lemelson Partnership.
                              -13-


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

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal. The Federal Circuit Court heard oral arguments on this appeal on October 4, 2001. On January 24, 2002, the Federal Circuit found for the Auto ID companies, holding that the defense of prosecution laches exists as a matter of law. On March 20, 2002 the Federal Circuit denied Lemelson's petition for rehearing in banc. Accordingly, the issue has been remanded to the Court in Nevada to consider whether the laches defense is applicable to the Lemelson case. On June 18, 2002, Lemelson filed a petition for a writ of certiorari with the Supreme Court of the United States seeking review of the Federal Circuit's prosecution laches decision. The Auto ID companies expect to file an opposition to the petition in due course.

On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. On August 8, 2000, the Lemelson Partnership filed a motion seeking an extension of approximately ten weeks in which to file an answer to this motion. On August 31, 2000, the Court granted the Lemelson Partnership's motion for such an extension. On October 25, 2000, the Lemelson Partnership filed a combined opposition to the motion of the Auto ID companies for partial summary judgment and its own cross-motion for partial summary judgment that many of the claims of the Lemelson Partnership's patents satisfy the written description requirement. On July 12, 2001, the District Court denied both the Auto ID companies' motion and Lemelson's cross-motion. In doing so, the Court did not rule on the merits of the matters raised in the motions, but instead held that there remain triable issues of material fact that preclude granting summary judgment in favor of either party.
                             -14-


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

On July 12, 2002, the Auto ID plaintiffs filed three new summary judgment motions with the Court in Nevada on the following grounds:
(1) that the so-called bar code patents are unenforceable based on the prosecution laches doctrine found to exist by the Federal Circuit; (2) that users of bar code equipment do not infringe Lemelson's patents based on Lemelson's statements in the prosecution history equating his alleged invention with video-based technology; and (3) that the so-called bar code patents are invalid based on Lemelson's admissions regarding the prior art that were made to advance the prosecution of his patent applications. These motions are currently pending.

From December 1998 through March 1999, a total of 27 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of Telxon on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period from May 21, 1996 through February 23, 1999 or various portions thereof, alleging claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to Telxon's financial performance and prospects and an alleged violation of generally accepted accounting principles by improperly recognizing
                             -15-


revenues. The named defendants are Telxon, its former President and Chief Executive Officer, Frank E. Brick, and its former Senior Vice President and Chief Financial Officer, Kenneth W. Haver. The actions were referred to a single judge. On February 9, 1999, the plaintiffs filed a motion to consolidate all of the actions and the Court heard motions on naming class representatives and lead class counsel on April 26, 1999.

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

On February 20, 2001, Telxon filed a motion for leave to file and serve instanter a summons and third-party complaint against third-party defendant PricewaterhouseCoopers LLP ("PWC") in shareholders' class action complaints. Telxon's third-party complaint against PWC concerns PWC's role in the original issuance and restatements of Telxon's financial statements for its fiscal years 1996, 1997, 1998 and its interim financial statements for its first and second quarters of fiscal year 1999, the subject of the class action litigation against Telxon. Telxon states causes of action against PWC for contribution under federal securities law, as well as state law claims for accountant malpractice, fraud, constructive fraud, fraudulent concealment, fraudulent misrepresentation, negligent misrepresentation, breach of contract, and breach of fiduciary duty. With respect to its federal claim against PWC, Telxon seeks contribution from PWC for all sums that Telxon may be required to pay
                              -16-


in excess of Telxon's proportionate liability, if any, and attorney fees and costs. With respect to its state law claims against PWC, Telxon seeks compensatory damages, punitive damages, attorney fees and costs, in amounts to be determined at trial. Thereafter Plaintiffs sued PWC directly and that action was consolidated. PWC filed a motion to dismiss both Telxon's third party complaint and the PWC action.

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

On June 11, 2002 a complaint was filed against Telxon by Wyser-Pratte Management Co., Inc. whose President and sole shareholder is Mr. Guy Wyser-Pratte, a well-known securities arbitrageur. In late August 1998, Mr. Wyser-Pratte and Telxon settled a proxy litigation which arose out of discussions between Telxon and the Company during the April-June 1998 time period about a then possible acquisition by the Company. The complaint also names several former Telxon executives as well as Telxon's former outside auditors, PWC, as defendants. The complaint alleges violations of Sections 10b-5, 14, 18 and 20 of the Securities and Exchange Act of 1934, as well as common law claims for fraud and negligent misrepresentation. This litigation is related to the above described Telxon class action litigation. The Wyser-Pratte complaint seeks unspecified compensatory and punitive damages, as well as attorney's fees and costs. By Court Order dated June 20, 2002, this litigation was consolidated for discovery purposes with the Telxon class action litigation. Telxon filed a motion to dismiss the complaint. The Company believes that it has meritorious defenses to the litigation, and intends to defend against the lawsuit vigorously.

The Securities and Exchange Commission ("Commission") has issued a Formal Order Directing Private Investigation and Designating Officers to Take Testimony with respect to certain accounting matters, principally concerning the timing and amount of revenue recognized by the Company during the period from January 1, 2000 to December 31, 2001. The Company is cooperating with the Commission, and has produced documents in response to the Commission's inquiries.
                             -17-


In addition, the Company has commenced its own investigation of these matters with the assistance of an outside law firm and an independent accounting firm. The Company's investigation is still in progress and has not yet reached a final conclusion. It is anticipated that the Company's investigation will be concluded in the Fall of 2002. Since both the Commission's investigation and the Company's investigation are continuing, there can be no assurance that the outcome will not require the Company to restate reported revenue for some or all of the periods in question.
On March 5, 2002, a purported class action lawsuit was filed, entitled Pinkowitz v. Symbol Technologies, Inc. et al., in the United States District Court for the Eastern District of New York, on behalf of purchasers of the common stock of Symbol between October 19, 2000 and February 13, 2002, inclusive, against the Company, Tomo Razmilovic, Jerome Swartz and Kenneth Jaeggi. The complaint alleges that defendants violated the federal securities laws by issuing materially false and misleading statements throughout the class period that had the effect of artificially inflating the market price of the Company's securities. Specifically, the complaint alleges that defendants engaged in the following conduct which had the effect of increasing the Company's reported revenue and profits: (1) the Company booked as profit in the third quarter of 2000 a one-time royalty payment in excess of $10 million, enabling the Company to make its third quarter projections; (2) the Company used expenses associated with its acquisition of Telxon to mask the fact that its sales were declining; and (3) the Company booked as having shipped in the first quarter of 2001 more than $40 million in inventory in transactions that included side provisions allowing customers to delay payments or return merchandise, or included products that "never left the warehouse". Subsequently, a number of additional purported class actions containing substantially similar allegations have also been filed against the Company and certain of its officers in the Eastern District of New York. All of these actions have been consolidated into one lawsuit. The Company anticipates that a consolidated amended complaint will be filed in the near future. The Company believes that it has meritorious defenses to this litigation, and intends to defend against the lawsuit vigorously.

12. BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREAS

The Company's business consists of the design, manufacture and marketing of scanner integrated mobile and wireless information management systems, and the servicing of, customer support for and professional services related to these systems. During the fourth quarter of 2001, the Company reorganized its services activities and formed a new global services organization. This change allows the Company to focus on the delivery of all services to its customers. These activities have been coordinated under one global services organization. As a result, the Company now presents two reportable operating segments as Products and Services.

                                   -18-



a.)The Products segment sells bar code capture equipment, mobile computing devices and other peripheral products and receives royalties. The Services segment provides wireless communication solutions that connect the Company's bar code reading equipment and mobile computing devices to wireless networks. This segment also provides worldwide comprehensive repair and maintenance integration and support in the form of service contracts or repairs on an as-needed basis. Management uses many factors to measure performance and allocate resources to these two reportable segments. The primary measurement is gross profit. The accounting policies of the two reportable segments are essentially the same as those applied to the consolidated financial statements, but management is continuing to monitor its cost of revenue allocations between the products and services segments. Changes in cost allocations between segments may be required which could materially change the reported gross profit of the segments. Summarized financial information concerning the Company's reportable operating segments is shown in the following table. Prior period data has been reclassified to reflect the current segment structure. Identifiable assets are those tangible and intangible assets used by each operating segment. Corporate assets are principally certain limited fixed assets, deferred taxes and prepaid and refundable income taxes which can not appropriately be allocated to either reportable segment. Intersegment transactions are minimal and any intersegment profit is eliminated in consolidation.





























                              -19-



                       REPORTABLE SEGMENTS
                                 Products    Services    Corporate Consolidated
Three Months ended June 30, 2002

External revenue                $246,698     $69,151          -    $315,849

Cost of revenue                  148,671      50,210          -     198,881

Gross profit                     $98,027     $18,941    $     -    $116,968

Identifiable assets           $1,486,147    $273,035   $  9,383  $1,768,565

Three Months ended June 30, 2001

External revenue                $264,199     $76,011          -    $340,210

Cost of revenue                  267,362(1)   54,731          -     322,093

Gross profit                     ($3,163)    $21,280          -    $ 18,117

Identifiable assets           $1,807,608    $304,718   $  9,536  $2,121,862

Six Months ended June 30, 2002

External revenue                $475,153    $142,008          -    $617,161

Cost of revenue                  292,019     102,830          -     394,849

Gross profit                    $183,134     $39,178    $     -    $222,312

Six Months ended June 30, 2001

External revenue                $638,082     $152,293         -    $790,375

Cost of revenue                  488,475(1)   113,407         -     601,882

Gross profit                    $149,607      $38,886         -    $188,493

(1) Product cost of revenue for the three and six months ended June 30, 2001 includes a pre-tax charge of $110,000 related to an inventory writedown. Excluding this charge, gross profit for the product segment would have been $106,837 and $259,607, respectively, for the three and six months ended June 30, 2001.

b). The Company's internal structure is in the form of a matrix organization whereby certain managers are held responsible for Products and Services worldwide while other managers are responsible for specific geographic areas. The operating results of both components are reviewed on a regular basis. Supplemental information about geographic areas is as follows:

The Company operates its business in three main geographic regions; The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Summarized financial information concerning the Company's geographic regions is shown in the following table. Sales are allocated to each region based upon the location of the use of the products and services. The "Corporate" column includes corporate related expenses (primarily various indirect manufacturing operations costs, engineering and general and administrative expenses) not allocated to geographic regions.
                              -20-


This has the effect of increasing operating profit for The Americas, EMEA and Asia Pacific. Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally temporary investments and goodwill. Certain assets which have been allocated to each reportable operating segment could not be allocated to any of the Company's geographic regions. Therefore, corporate assets as shown in the following table are different from corporate assets as previously shown in the segment disclosure.

1300:

                          The                    Asia/
                           Americas       EMEA      Pacific   Corporate  Consolidated

Three Months ended
 June 30, 2002:
Sales to unaffiliated
  customers                 $216,512     $80,379    $18,958   $      -     $315,849
Transfers between
  geographic areas            71,891           -          -    (71,891)           -

     Total net revenue      $288,403     $80,379    $18,958   ($71,891)    $315,849

Loss before
  income taxes               $68,889     $15,906     $6,140  ($124,384)    ($33,449)

Identifiable assets       $1,084,723    $295,052    $35,418   $353,372   $1,768,565

Three Months ended
 June 30, 2001:

Sales to unaffiliated
  customers                 $230,868     $89,790    $19,552   $      -     $340,210
Transfers between
  geographic areas            73,994           -         -     (73,994)           -

     Total net revenue      $304,862     $89,790    $19,552   ($73,994)    $340,210

Loss before
 income taxes               $ 79,330     $21,913    $ 7,655  ($207,800)    ($98,902)

Identifiable assets       $1,569,562    $194,334    $36,519  $ 321,447   $2,121,862

Six Months ended
 June 30, 2002:

Sales to unaffiliated
  customers                 $426,151    $156,727    $34,283   $      -     $617,161
Transfers between
  geographic areas           136,967           -          -   (136,967)           -

     Total net revenue      $563,118    $156,727    $34,283  ($136,967)    $617,161

Loss before income
  taxes and extraordinary
  item                      $137,527    $ 31,821    $11,550  ($212,603)   ($ 31,705)

Six Months ended
 June 30, 2001:

Sales to unaffiliated
  customers                 $555,994    $194,468    $39,913   $      -     $790,375
Transfers between
  geographic areas           166,289           -          -   (166,289)           -

     Total net revenue      $722,283    $194,468    $39,913  ($166,289)    $790,375

Loss before
  income taxes              $193,651    $ 47,768    $15,383  ($314,608)    ($57,806)


13. SUBSEQUENT EVENT

In July 2002, the Company announced the hiring of its new President and Chief Operating Officer, effective August 2002. As part of his compensation, the Company granted 400,000 fully vested treasury shares of the Company's common stock to this officer. Such shares had a value of $2,992 at the date of grant, which will be included in compensation expense during the third quarter of 2002. If he is an employee of the Company, this officer is restricted from selling or transferring these shares for a period of two years from the date of issuance. In addition to the aforementioned compensation charge, the Company will record a charge of approximately $1,000 in the third quarter of 2002 for recruiting fees and other expenses associated with this officer's hiring.

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

      Net product revenue of $246,698 and $475,153 for the three and six months ended June 30, 2002 decreased 6.6 percent and 25.5 percent, respectively, from the comparable prior year periods. The decrease in net product revenue is due to a global slowdown in information technology spending which resulted in a reduction in the quantity of units sold. Net services revenue of $69,151 and $142,008 for the three and six months ended June 30, 2002 decreased 9.0 percent and 6.8 percent, respectively, from the comparable prior year periods primarily due to a decrease in professional service revenue resulting from fewer project management and software development projects, partially offset by additional customer service revenue from contract revenue. Foreign exchange fluctuations favorably impacted the growth in total net revenue by approximately 0.1 percentage points for the three months ended June 30, 2002 but unfavorably impacted the growth in total net revenue by 0.8 percentage points for the six months ended June 30, 2002. Foreign exchange fluctuations unfavorably impacted the growth in total net revenue by approximately 2.4 percent and 2.5 percent for the three and six months ended June 30, 2001, respectively.

     Geographically, the Americas revenue decreased 6.2 percent and 23.4 percent, respectively, for the three and six months ended June 30, 2002 from the comparable prior year periods. EMEA revenue decreased 10.5 percent and 19.4 percent for the three and six months ended June 30, 2002 from the comparable prior year periods. Asia Pacific revenue decreased 3.0 percent and 14.1 percent for the three and six months ended June 30, 2002 from the comparable prior year periods. The Americas, EMEA and Asia Pacific revenue represent approximately 69 percent, 25 percent, and 6 percent of net revenue for the three and six months ended June 30, 2002.

     The Company has forecasted revenue to be approximately $1,300,000 for the full year 2002. Attainment of this forecast is dependent on many factors, some of which are beyond the Company's control, including those previously enumerated as well as the assumption that there is a general improvement in the level of economic activity as well as increased information technology spending.

     Based on the aforementioned forecast level of revenue, the Company expects diluted earnings per share before non-recurring charges in the range of $0.20 to $0.25 for the full year 2002. The forecast is contingent upon, among other factors, attainment of the revenue level previously discussed. As such, the Company has limited visibility to these numbers and there can be no assurance they will be achieved.

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

     Product cost of revenue (as a percentage of net product revenue) was
60.3 percent and 61.5 percent for the three and six months ended June 30, 2002 as compared to 59.6 percent and 59.3 percent before non-recurring charges in the comparable prior year periods. This increase is due to an overall shift in product mix to lower margin products, reduced manufacturing absorption due to lower sales volumes and, for the six months ended June 30, 2002, the unfavorable impact of foreign exchange rate fluctuations on net revenue. Amortization of software development costs for the three and six months ended June 30, 2002 of $4,879 and $9,067 increased from $4,477 and $8,719 in the comparable prior year periods due to new product releases.

     Included in product cost of revenue for the three and six months ended June 30, 2001 is a $110,000 non-recurring charge recorded in the second quarter of 2001 for a writedown of the Company's radio frequency
(RF) infrastructure and systems inventories. The writedown was recorded as a result of lower demand for the Company's then current RF products, coupled with technological obsolescence due to planned introductions of new RF infrastructure products and mobile computing appliances.

     Services cost of revenue (as a percentage of net services revenue) was 72.6 percent and 72.4 percent for the three and six months ended June 30, 2002 as compared to 72.0 percent and 74.5 percent in the comparable prior year periods. The decrease in services cost of revenue as a percentage of services revenue for the six month period resulted primarily from customer service realizing the benefits of additional cost containment activities in the first quarter of 2002, coupled with higher selling prices on certain customer service orders.

     Engineering costs increased to $29,467 from $28,341 for the three months ended June 30, 2002, but decreased to $56,240 from $59,358 for the six months ended June 30, 2002, as compared to the respective prior year periods. This represents an increase of 4.0 percent and a
                                 -26-


decrease of 5.3 percent, respectively, from the prior year periods. The increase for the three month period is due to a decrease in the amount of capitalized costs incurred for internally developed product software where economic and technological feasibility has been established. The decrease for the six month period is due to overall lower expenditures incurred in connection with the continuing research and development of new products and the improvement of existing products, reflecting the positive effect of the Company's expense control programs. As a percentage of total net revenue, engineering expenses increased to 9.3 percent and 9.1 percent for the three and six months ended June 30, 2002 compared to 8.3 percent and 7.5 percent for the comparable prior year periods primarily due to lower revenue levels.

     Selling, general and administrative expenses of $70,201 and $134,314 for the three and six months ended June 30, 2002 decreased from $80,684 and $170,946 for the comparable prior year periods. In absolute dollars, selling, general and administrative expenses decreased 13.0 percent and 21.4 percent from the comparable prior year periods. The decrease is a result of cost containment efforts implemented during the last half of 2001. As a percentage of net revenue, such expenses decreased to 22.2 percent for the three months ended June 30, 2002 from 23.7 percent, but remained consistent with the comparable prior year period at 21.8 percent for the six months ended June 30, 2002. The decrease for the three month period is due to the aforementioned cost containment efforts, partially offset by lower revenue.

     In February 2002, the Company's former President and Chief Executive Officer announced his retirement. In connection therewith, the Company recorded a pre-tax non-recurring compensation and related benefits charge of $8,597 for the three months ended March 31, 2002.

     In the quarter ended June 30, 2002, the Company recorded a pre-tax non-recurring impairment charge of $47,200 related to its investment in AirClic Inc. ("AirClic"). The Company regularly tests the carrying value of its investments for impairment. In consideration of the outlook of AirClic's business, the general decline in the economy and the decline in information technology spending, it was determined that the decline in the value of the investment in AirClic was other than temporary during the quarter ended June 30, 2002. The Company obtained an independent appraisal of its investment in AirClic and wrote down the carrying amount of the investment to its estimated fair value of $2,800 at June 30, 2002. This investment was previously fully allocated to the product segment.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets acquired in a business combination will no longer be amortized into results of operations, but rather subject to a periodic assessment for impairment. The Company adopted the provisions of this Statement effective January 1, 2002. Under the new standard, goodwill is subject to an annual assessment for impairment using a prescribed fair-value-
                                  -27-



based test. The Company completed the initial step of the transitional goodwill impairment test as of January 1, 2002 utilizing an independent appraisal during the quarter ended June 30, 2002. This step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons, the Company concluded there was no impairment of goodwill related to either of its reporting units.

     Adjusted financial information assuming SFAS No. 142 had been adopted as of January 1, 2001 is as follows:

                                      Three Months Ended    Six Months Ended
                                           June 30,_______      June 30,____
                                      2002          2001__  2002      2001__
Reported loss before
 extraordinary item                ($22,745)    ($59,553)  ($21,559)($31,608)
Goodwill amortization, net of tax         -        2,434          -    5,125
Adjusted loss before
 extraordinary item                ($22,745)    ($57,119)  ($21,559)($26,483)

Reported net loss                  ($22,745)    ($59,553)  ($20,993)($31,608)
Goodwill amortization, net of tax         -        2,434          -    5,125
Adjusted net loss                  ($22,745)    ($57,119)  ($20,993)($26,483)

Basic Loss Per Share:
 Loss as reported                    ($0.10)      ($0.27)    ($0.09)  ($0.14)
 Goodwill amortization, net of tax        -         0.01          -     0.02
 Adjusted loss                       ($0.10)      ($0.25)(1) ($0.09)  ($0.12)

Diluted Loss Per Share:
 Loss as reported                    ($0.10)      ($0.27)    ($0.09) ($0.14)
 Goodwill amortization, net of tax        -         0.01          -    0.02
 Adjusted loss                       ($0.10)      ($0.25)(1) ($0.09) ($0.12)

(1) Basic and diluted loss per share are reported separately. In addition, loss per share as reported, goodwill amortization, and adjusted loss per share are calculated independently. Therefore, the sum of loss per share as reported and the per share amount of goodwill amortization may differ from adjusted loss per share as presented above.

Basic and diluted loss per share amounts before extraordinary items are not materially different than the basic and diluted loss per share amounts shown above. Therefore, the per share effect of goodwill amortization on loss per share before extraordinary items has not been presented.

     Net interest expense decreased to $3,549 and $7,666 for the three and six months ended June 30, 2002 from $3,952 and $7,996 for the comparable prior year periods. This net decrease is primarily due to the lower interest expense resulting from Telxon's repurchase of its convertible debt.








                                 -28-



     The Company's effective tax benefit was 32 percent for the three and six months ended June 30, 2002. This differed from the statutory rate primarily as a result of research and development tax credits and state taxes. The Company's effective tax benefit for the three and six months ended June 30, 2001 was 39.8 percent and 45.3 percent, respectively. This differed from the statutory rate primarily as a result of the non-recurring charge associated with an inventory writedown recorded in June 2001.

     In January and February 2002, Telxon, a wholly owned subsidiary of the Company, purchased in the open market $34,790 of its 5.75 percent convertible subordinated notes for $34,127 in cash and $5,173 of its 7.5 percent convertible subordinated debentures for $5,004 in cash. This resulted in an extraordinary gain of $566 net of income taxes of $266. In April 2002, Telxon redeemed the remaining $25,849 of its 5.75 percent notes and the remaining $19,240 of its 7.5 percent notes for $26,061 and $19,240 respectively. This represented a redemption price of 100.8214 percent of the outstanding principal amount for the 5.75 percent notes and 100 percent of the outstanding principal amount for the 7.5 percent debentures.

Liquidity and Capital Resources

     The Company utilizes a number of measures of liquidity including the following:
                                         June 30,      December 31,
                                          2002 _____      2001_____
     Working Capital                    $638,808         $660,475

     Current Ratio (Current Assets
      to Current Liabilities)              3.1:1            2.9:1

     Long-Term Debt to Capital             17.0%            20.8%
      (Convertible subordinated notes
       and debentures plus long-term
       debt to convertible subordinated
       notes and debentures plus
       long-term debt plus equity)

     Current assets decreased by $52,094 from December 31, 2001 principally due to a decrease in accounts receivable due to lower revenue levels and increased cash collections, a decrease in other current assets, cash, and inventories partially offset by an increase in prepaid and refundable income taxes.

     Current liabilities decreased $30,427 from December 31, 2001 primarily due to a decrease in accounts payable and accrued expenses, the utilization of accrued restructuring expenses and lower deferred revenue.

     The aforementioned activity resulted in a working capital decrease of $21,667 for the six months ended June 30, 2002. The
Company's current ratio at June 30, 2002 increased to 3.1:1 compared with 2.9:1 as of December 31, 2001.
                                  -29-


     The Company generated $46,784 positive cash flow from operating activities for the three months ended June 30, 2002, but experienced an overall decrease in cash of $2,791 for the period. Cash used to repurchase the Telxon convertible debt, purchases of property, plant and equipment, and investments in intangible and other assets were partially offset by the positive cash flow provided by operations, net proceeds from issuance and repayment of long-term debt and proceeds from the sale of property, plant and equipment.

     Property, plant and equipment expenditures for the six months ended June 30, 2002 totaled $18,192 compared to $54,215 for the six months ended June 30, 2001. In February 2001, the Company began a 150,000 square foot expansion of its 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. The total cost for this project is estimated to be $8,500 and is scheduled to be completed during 2002. Additionally, in February 2001, the Company began construction of a new 334,000 square foot distribution center and data center in McAllen, Texas. The total cost for this project is approximately $33,000, which was substantially completed as of June 30, 2002. The Company continues to make capital investments in major systems and network conversions but does not have any other material commitments for capital expenditures.

     During the year ended December 31, 2000, the Company established a special purpose entity ("SPE") for the purpose of entering into a $50,000 lease receivable securitization agreement with a highly rated financial institution. The SPE is a consolidated entity and, accordingly, its results are included in the consolidated financial statements of the Company. During the six months ended June 30, 2002, the Company securitized $7,373 of its lease receivables, which resulted in proceeds of $4,200. During the year ended December 31, 2001, the Company securitized $32,227 of its lease receivables, which resulted in proceeds of $18,700. The Company does not consider its securitization of lease receivables a significant dependency on its continued liquidity.

The Company had long-term debt outstanding, excluding current maturities, as follows:

                                          June 30, December 31,
                                            2002        2001____

Revolving Credit Facililty                $158,320   $125,439
Senior Notes                                 6,349     12,698
SAILS Exchangeable Debt                     79,015     93,206
Other                                          233        373
                                           243,917    231,716
Less Current Maturities                      6,433      6,548
                                          $237,484   $225,168

     The Company has a $350 million revolving credit facility with a syndicate of U.S. and International banks (the "Credit Agreement"). The
                                  -30-


terms of the Credit Agreement extend to 2004. Use of the borrowings is unrestricted and the borrowings are unsecured. These borrowings bear interest at either LIBOR plus 100 basis points or the base rate of the syndication agent bank which approximated 2.8 percent and 4.8 percent at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002, the Company had $158,320 of borrowings outstanding under the Credit Agreement, as compared to $125,439 outstanding at December 31, 2001. These borrowings have been classified as long-term obligations in each respective period.

     In March 1993, the Company issued $25,000 of its 7.76 percent Series A Senior Notes due February 15, 2003, and $25,000 of its 7.76 percent Series B Senior Notes due February 15, 2003 to two insurance companies for working capital and general corporate purposes. The Series A Senior Notes are being repaid in equal annual installments of $2,778, which began in February 1995. The Series B Senior Notes are being repaid in equal annual installments of $3,571, which began February 1997. The remaining balance of the Senior Notes is classified as current at June 30, 2002.

     In January 2001, the Company entered into a private SAILS arrangement with a highly rated financial institution. The securities which underlie the SAILS contract represent the Company's investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. The 4,160,000 shares of Cisco common stock had a market value of $58,032 at June 30, 2002 and are held as collateral to secure the debt instrument associated with the SAILS and are included in the balance of Investment in Marketable Securities. This debt has a seven-year maturity and pays a cash coupon of 3.625 percent. The SAILS contain an embedded equity collar, which effectively manages a large portion of the Company's exposure to fluctuations in the fair value of its holdings in Cisco common stock. At maturity, the SAILS will be exchangeable for shares of Cisco common stock, or at the Company's option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar agreement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under its revolving credit facility. The Company accounts for the embedded equity collar as a derivative financial instrument in accordance with the requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities." The change in fair value of this derivative between reporting dates is recognized through earnings but has been mitigated by the changes in market value of Cisco shares classified as trading securities which resulted in a net effect on earnings which is not material. The derivative has been combined with the debt instrument in long-term debt in an appropriate presentation of the Company's overall future cash outflows for that debt instrument under Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" for the legal right of offset for accounting purposes. The SAILS liability, net of the derivative asset, represents $79,015 of the total long-term debt balance outstanding at June 30, 2002. The Company has the option to
                               -31-


terminate the SAILS arrangement prior to its scheduled maturity. Such early termination would require the Company to pay an amount based on the fair value of the embedded equity collar and the underlying stock, which would be recorded in the Company's Statement of Operations in the period of termination. Such amount, however, will never exceed the present value of the Company's future coupon payments at the time of termination. At the present time, the Company does not anticipate terminating the SAILS arrangement prior to its scheduled maturity date.

     The remaining portion of long-term debt outstanding relates to various other loans maturing through 2008.

     The combined aggregate amount of long-term debt maturities for the six months ended December 31, 2002 and each of the subsequent years ended December 31 are as follows:

                2002                    $     77
                2003                       6,379
                2004                     158,350
                2005                          31
                2006                          32
                Thereafter                79,048
                                        $243,917

     The Company's long-term debt to capital ratio decreased to 17.0 percent at June 30, 2002 from 20.8 percent at December 31, 2001 primarily due to Telxon's repurchase of its remaining convertible subordinated notes and debentures and the increase in equity due to stock option exercises, partially offset by net borrowings under the Company's credit facility (increase resulting from financing of convertible notes and debentures repurchase partially offset by repayments), the decrease in equity due to the net loss for the period, and the repurchase of treasury shares.

     The Company has loan agreements with various banks pursuant to which, the banks have agreed to provide lines of credit totaling $57,000. As of June 30, 2002 the Company had no borrowings outstanding under these lines as compared to $19 outstanding at December 31, 2001. These agreements continue until such time as either party terminates the agreements.

     At the date of the Telxon acquisition, Telxon had outstanding $82,500 of 5.75 percent convertible subordinated notes, and $24,413 of
7.5 percent convertible subordinated debentures. During the year ended December 31, 2001, Telxon purchased in the open market $21,861 of its
5.75 percent notes for $20,665. In January and February 2002, Telxon repurchased $34,790 of its 5.75 percent notes for $34,127 in cash and $5,173 of its 7.5 percent debentures for $5,004 in cash. This resulted in an extraordinary gain of $566, net of income taxes of $266. In April 2002, Telxon redeemed the remaining balance of its 5.75 percent notes and 7.5 percent debentures at a redemption price of 100.8214 percent of
                               -32-


the outstanding principal amount plus accrued and unpaid interest for the 5.75 percent notes and 100 percent of the outstanding principal amount plus accrued and unpaid interest for the 7.5 percent debentures. The aggregate principal amount redeemed was $45,089.

     The Company continues to enter into obligations and commitments to make future payments under lease agreements. The future obligations related to capital lease obligations is not material.

     The combined aggregate amount of required future minimum rental payments under non-cancelable operating leases for the six months ended December 31, 2002 and each of the subsequent years ended December 31, are as follows:

                2002                    $ 8,551
                2003                     14,947
                2004                     12,312
                2005                     10,618
                2006                      9,523
                Thereafter               34,428
                                        $90,379

     The Company has a balance of accrued purchase commitments of $11,251 at June 30, 2002, compared to $13,822 at December 31, 2001.
Payments are due within one year and such balances are included in the balance of accounts payable and accrued expenses in each respective period.

     The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

     The Securities and Exchange Commission ("Commission") has issued a Formal Order Directing Private Investigation and Designating Officers to Take Testimony with respect to certain accounting matters, principally concerning the timing and amount of revenue recognized by the Company during the period from January 1, 2000 to December 31, 2001. The Company is cooperating with the Commission, and has produced documents in response to the Commission's inquiries.

     In addition, the Company has commenced its own investigation of these matters with the assistance of an outside law firm and an independent accounting firm. The Company's investigation is still in progress and has not yet reached a final conclusion. It is anticipated that the Company's investigation will be concluded in the Fall of 2002. Since both the Commission's investigation and the Company's investigation are continuing, there can be no assurance that the outcome will not require the Company to restate reported revenue for some or all of the periods in question.
                               -33-



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

     On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, asset impairment, intangible assets and derivative instrument valuation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 1 to the Company's consolidated financial statements for the year ended December 31, 2001 (as contained in the Company's Form 10-K) "Summary of Significant Accounting Policies" summarizes each of its significant accounting policies. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     Revenue related to sales of the Company's products and systems is generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company accrues related product return reserves and warranty expenses at the time of sale. Service and maintenance sales are recognized over the contract term. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". Accordingly, if products, services or maintenance are bundled in a single contract, revenue will be recognized once all elements of the contract are completed unless the following criteria are met: (1) the product has been delivered; (2) the undelivered services or maintenance are not essential to the delivered products; (3) the fee for the product is not subject to forfeiture, refund or concession based on performance of the services or maintenance; (4) the fair value of services and maintenance are determined based on the price charged by the Company, or the price charged by competitors when similar services or maintenance are sold separately; and (5) the revenue related to any element of the contract is not subject to customer acceptance; in which case the revenue for each element will be recognized independently.

                                 -34-



Long-Lived Assets

     The Company assesses the impairment of its long-lived assets, including property, plant and equipment, identifiable intangible assets and software development costs whenever events or changes in circumstances indicate the carrying value may not be recoverable.
Factors the Company considers important which could trigger an impairment review include significant changes in the manner of the Company's use of the acquired asset, changes in historical or projected operating performance and significant negative economic trends.

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

Derivative Instruments, Hedging Activities and Foreign Currency

     The Company utilizes derivative financial instruments to hedge foreign exchange rate risk exposures related to foreign currency denominated payments from its international subsidiaries. The Company also utilizes a derivative financial instrument to hedge fluctuations in the fair value of its investment in Cisco common shares. These derivatives qualify for hedge accounting. The Company does not participate in speculative derivatives trading. While the Company intends to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective, or if the Company did not believe the forecasted transactions would occur, the changes in fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities as the counterparties are established, well capitalized financial institutions.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Refer to ITEM 7, in the Company's annual report on Form 10-K for the year ended December 31, 2001 for required disclosure.










                                    -35-




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

On May 14, 2001, the Company announced that an agreement had been reached with Intersil Corporation, a supplier of key wireless LAN chips to the Company. Under this agreement, Intersil will generally indemnify and defend the Company against Proxim's initial infringement suit. On May 30, 2002, the Court granted Intersil's motion to intervene as a defendant in the Proxim
                                -36-


infringement suit. Having granted Intersil's motion to intervene, the Court imposed a mandatory stay in the case until the conclusion of a related proceeding involving Proxim, Intersil, and other parties in the U.S. International Trade Commission ("ITC"). The Court further barred Proxim from collecting damages against the Company attributable to the Company's alleged infringing conduct during the stay. On June 14, 2002, Proxim filed a motion requesting the Court reconsider the damages bar portion of the Court's May 30th order. The motion is currently pending.

On December 4, 2001, the Company filed a complaint against Proxim in the United States District Court in the District of Delaware asserting that Proxim's RF product offerings infringe four of the Company's patents relating to wireless LAN technology. This complaint asserts the same four patents that were asserted in the Company's counterclaim against Proxim in the initial Proxim case prior to the severance of this counterclaim by the Court. On December 18, 2001, Proxim filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four patents asserted by the Company, injunctive and monetary relief for the Company's alleged infringement of one additional Proxim patent involving wireless LAN technology, monetary relief for the Company's alleged false patent marking, and injunctive and monetary relief for the Company's alleged unfair competition under the Lanham Act, common law unfair competition and tortious interference. The Company believes these claims to be without merit.

On January 31, 2002, the Company filed an answer in response to Proxim's counterclaim. The Company has responded by asserting its belief that Proxim's asserted patent is invalid and not infringed by any of the Company's products. In addition, the Company has asserted its belief that Proxim's patent claims are barred under principles of equity, estoppel and laches. Also on January 31, 2002, the Company filed a motion to dismiss Proxim's claims regarding false patent markings, the Lanham Act, common law unfair competition and tortious interference. On June 25, 2002, the Court granted the Company's motion with respect to false patent marking, and denied the motion in all other respects.

On July 21, 1999, the Company and six other leading members of the Automatic Identification and Data Capture industry jointly initiated a litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson
Partnership").  The suit, which is entitled Symbol Technologies,








                              -37-


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

On April 12, 2000, the Lemelson Partnership filed its answer to the complaint in the Symbol et al. v. Lemelson Partnership case. In the answer, the Lemelson Partnership included a counterclaim against the Company and the other plaintiffs seeking a dismissal of the case. Alternatively, the Lemelson Partnership's counterclaim seeks a declaration that the Company and the other plaintiffs have contributed to, or induced infringement of
                                 -38-


particular method claims of the patents-in-suit by the plaintiffs' customers. The Company believes these claims to be without merit.

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying, superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal. The Federal Circuit heard oral argument on this appeal on October 4, 2001. On January 24, 2002, the Federal Circuit found for the Auto ID companies, holding that the defense of prosecution laches exists as a matter of law. On March 20, 2002 the Federal Circuit denied Lemelson's petition for rehearing in banc. Accordingly, the issue has been remanded to the Court in Nevada to consider whether the laches defense is applicable to the Lemelson case. On June 18, 2002, Lemelson filed a petition for a writ of certiorari with the Supreme Court of the United States seeking review of the Federal Circuit's prosecution laches decision. The Auto ID companies expect to file an opposition to the petition in due course.

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

On October 25, 2000, the Lemelson Partnership filed a combined opposition to the motion of the Auto ID companies for partial summary judgment and its own cross-motion for partial summary judgment that many of the claims of the Lemelson Partnership's patents satisfy the written description requirement. On January 8, 2001, the Auto ID companies filed a combined reply in support of their partial summary judgment motion and opposition to the Lemelson Partnership's partial summary judgment cross-motion. On June 15, 2001, the District Court heard oral arguments on this motion. On July 12, 2001, the District Court denied both the Auto ID companies' motion and Lemelson's cross-motion. In doing so, the Court did not rule on the merits of the matters raised in the motions, but instead held that there remain triable issues of material fact that preclude granting summary judgment in favor of either party.
                                   -39-



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

On July 12, 2002, the Auto ID plaintiffs filed three new summary judgment motions with the Court in Nevada on the following grounds: (1) that the so-called bar code patents are unenforceable based on the prosecution laches doctrine found to exist by the Federal Circuit; (2) that users of bar code equipment do not infringe Lemelson's patents based on Lemelson's statements in the prosecution history equating his alleged invention with video-based technology; and (3) that the so-called bar code patents are invalid based on Lemelson's admissions regarding the prior art that were made to advance the prosecution of his patent applications. These motions are currently pending.

From December through March 1999, a total of 27 class actions were filed in the United States District Court, Northern District of
                                -40-


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

On November 8, 1999, the defendants jointly moved to dismiss the Amended Complaint, which was denied on September 29, 2000. Following the denial, the parties filed a proposed joint case schedule, discovery commenced, and the parties each filed their initial disclosures. On October 30, 2000, defendants filed their answer to the plaintiffs' amended complaint as well as a Motion for Reconsideration or to Certify the Order Denying the Motion to Dismiss for Interlocutory Appeal and request for oral argument, and a memorandum of points and authorities in support of that motion. On November 14, 2000, Plaintiffs filed a Memorandum in Opposition of Defendants Motion. This Motion was denied on January 19, 2001. On November 1, 2000, defendants filed a Motion for Application of the Amended Federal Rules of Civil Procedure to the case, and on November 16, 2000, the Court granted this Motion in part and held that the Court will apply the new rules of evidence and new rules of civil procedure except to the extent those rules effectuate changes to Rule 26 of the Federal Rules for Civil Procedure. Discovery is in its preliminary stages.
                               -41-



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

On June 11, 2002 a complaint was filed against Telxon by Wyser-Pratte Management Co., Inc. whose President and sole shareholder is Mr. Guy Wyser-Pratte, a well-known securities arbitrageur. In late August 1998, Mr. Wyser-Pratte and Telxon settled a proxy litigation which arose out of discussions between Telxon and the Company during the April-June 1998 time period about a then possible acquisition by the Company. The complaint also names several former Telxon executives as well as Telxon's former outside
                                 -42-


auditors, PWC as defendants. The complaint alleges violations of Sections 10b-5, 14, 18 and 20 of the Securities and Exchange Act of 1934, as well as common law claims for fraud and negligent misrepresentation. This litigation is related to the previously described Telxon class action litigation. The Wyser-Pratte complaint seeks unspecified compensatory and punitive damages, as well as attorney's fees and costs. By Court Order dated June 20, 2002, this litigation was consolidated for discovery purposes with the Telxon class action litigation. Telxon filed a motion to dismiss the complaint. The Company believes that it has meritorious defenses to the litigation and intends to defend the lawsuit vigorously.

The Securities and Exchange Commission ("Commission") has issued a Formal Order Directing Private Investigation and Designating Officers to Take Testimony with respect to certain accounting matters, principally concerning the timing and amount of revenue recognized by the Company during the period from January 1, 2000 to December 31, 2001. The Company is cooperating with the Commission, and has produced documents in response to the Commission's inquiries.
In addition, the Company has commenced its own investigation of these matters with the assistance of an outside law firm and an independent accounting firm. The Company's investigation is still in progress and has not yet reached a final conclusion.
It is anticipated that the Company's investigation will be concluded in the Fall of 2002. Since both the Commission's investigation and the Company's investigation are continuing, there can be no assurance that the outcome will not require the Company to restate reported revenue for some or all of the periods in question.
On March 5, 2002, a purported class action lawsuit was filed, entitled Pinkowitz v. Symbol Technologies, Inc. et al., in the United States District Court for the Eastern District of New York, on behalf of purchasers of the common stock of Symbol between October 19, 2000 and February 13, 2002, inclusive, against the Company, Tomo Razmilovic, Jerome Swartz and Kenneth Jaeggi. The complaint alleges that defendants violated the federal securities laws by issuing materially false and misleading statements throughout the class period that had the effect of artificially inflating the market price of the Company's securities. Specifically, the complaint alleges that defendants engaged in the following conduct which had the effect of increasing the Company's reported revenue and profits: (1) the Company booked as profit in the third quarter of 2000 a one-time royalty payment in excess of $10 million, enabling the Company to make its third quarter
                                -43-


projections; (2) the Company used expenses associated with its acquisition of Telxon to mask the fact that its sales were declining; and (3) the Company booked as having shipped in the first quarter of 2001 more than $40 million in inventory in transactions that included side provisions allowing customers to delay payments or return merchandise, or included products that "never left the warehouse". Subsequently, a number of additional purported class actions containing substantially similar allegations have also been filed against the Company and certain of its officers in the Eastern District of New York. All of these actions have been consolidated into one lawsuit. The Company anticipates that a consolidated amended complaint will be filed in the near future. The Company believes that it has meritorious defenses to this litigation and intends to defend the lawsuit vigorously.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 6,
2002. At the meeting six directors nominated by the Company were elected. The votes cast for each nominee were as follows:

                                        For          Against_
          George Bugliarello        186,407,671    18,749,402
          Leo A. Guthart            186,481,698    18,675,375
          Harvey P. Mallement       185,218,151    19,938,922
          Raymond R. Martino        185,835,040    19,322,033
          James Simons              186,532,628    18,624,445
          Jerome Swartz             142,278,409    62,878,664

The shareholders also approved proposals to (i)adopt the 2002 Directors' Stock Option Plan, (ii) amend the 1997 Employee Stock Purchase Plan and (iii) ratify the appointment of Deloitte & Touche LLP as auditors for fiscal 2002. The number of shares voted for, voted against or abstained from voting upon, each proposal was as follows:

                                        For          Against      Abstain_
Proposal to adopt the 2002
Directors' Stock Option Plan       115,608,886    88,754,950     2,772,196

Proposal to amend the 1997
Employee Stock Purchase Plan       191,584,431    12,939,584     2,612,017

Proposal to ratify the appointment
of Deloitte & Touche LLP as
auditors for Fiscal 2002           198,859,181     7,344,472       932,379

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

     3.2  Amended By-Laws of the Company.

10.1 Employment Agreement between the Company and
 William R. Nuti.

     10.2 2002 Director's Stock Option Plan.

     10.3 2002 Symbol Technologies, Inc. Stock Ownership and
          Option Retention Program.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as
 Adopted Pursuant to Section 906 of the Sarbanes-Oxley
 Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

(b)  None

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.

Dated:  August 12, 2002   By:  /s/ Richard Bravman_____

                               Richard Bravman
                               Vice Chairman of the Board
                               of Directors and
                               Chief Executive Officer


Dated:  August 12, 2002   By:  /s/ Kenneth V. Jaeggi

                               Kenneth V. Jaeggi
                               Senior Vice President -
                               Chief Financial Officer

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                __________________________________

                          QUARTERLY REPORT

                               ON

                            FORM 10-Q

                         FOR QUARTER ENDED

                           JUNE 30, 2002
                __________________________________

                     SYMBOL TECHNOLOGIES, INC.

                             EXHIBITS





















6a)     Exhibits

     3.2  Amended By-Laws of the Company.

10.1 Employment Agreement between the Company and
 William R. Nuti.

     10.2 2002 Director's Stock Option Plan.

     10.3 2002 Symbol Technologies, Inc. Stock Ownership and
          Option Retention Program.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as
 Adopted Pursuant to Section 906 of the Sarbanes-Oxley
 Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.































                            Exhibit 3.2

                     Amended as of July 15, 2002
                               By-Laws
                                 OF
                      SYMBOL TECHNOLOGIES, INC.
                      __________________________
                           ARTICLE I
                            OFFICES

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

Section 2.1.  Place of Meetings.
     All meetings of Stockholders shall be held at the principal office of the Corporation, or at such other place within or without the State of Delaware as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.
Section 2.2.  Annual Meeting.
     The annual Meeting of Stockholders shall be held at such time on such day as shall be fixed by and in the discretion of the Board of Directors. At the annual meeting, the stockholders entitled to vote for the election of directors shall elect, by a plurality vote, a Board of Directors and transact such other business as may properly come before the meeting.
Section 2.3.  Special Meetings.
     A special meeting of the stockholders for any purpose or purposes, unless otherwise prescribed by statute, may be called only by the Chairman of the Board of Directors, or if no Chairman of the Board of Directors is then serving by the President, by the Board of Directors, or by the Secretary at the request in writing of a majority of the Board of Directors. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.
                                 -1-



Section 2.4.  Notice of Meeting.
     Notice of every meeting of stockholders stating the place, date and hour thereof and, in the case of a special meeting of stockholders, the purpose or purposes thereof and the person or persons by whom or at whose direction such meeting has been called and such notice is being issued shall be given not less than ten (10) nor more than (60) days before the date of the meeting, either personally or by mail or as otherwise permitted by law. If mailed, such notice shall be deemed given when deposited in the United States mail, with postage prepaid, directed to the stockholder at his address as it appears on the record of the stockholders or if he shall have filed with the Secretary of the Corporation a written request that notices to him be mailed to some other address, then directed to him at such other address. Nothing herein contained shall preclude any stockholder from waiving notice as provided in Section 4 hereof.
Section 2.5.  Quorum.
     The holders of a majority of the issued and outstanding shares of stock of the Corporation entitled to vote thereat, represented in person or by proxy, shall be necessary to and shall constitute a quorum for the transaction of business at any meeting of stockholders. If, however, such quorum shall not be present or represented at any meeting of stockholders, the meeting may be adjourned from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. Whether or not a quorum is present, any meeting of stockholders, annual or special, may be adjourned from time to time by the person presiding over the meeting or represented by the holders of a majority of the votes entitled to be cast by the stockholders who are present in person or by proxy at such meeting, to reconvene at the same or some other place, without notice other than announcement at the meeting. At any such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. Notwithstanding the foregoing, if after any such adjournment the Board of Directors shall fix a new record date for the adjourned meeting, or if the adjournment is for more than 30 days, a notice of such adjourned meeting shall be given as provided in Section 2.4 of these By-laws, but such notice may be waived as provided in
Section 4 hereof.
Section 2.6.  Voting.
     Except as otherwise provided by or pursuant to the provisions of the Certificate of Incorporation, each holder of record of shares of stock entitled to vote at each meeting of stockholders shall be entitled to vote in person or by proxy, and each such holder shall be entitled to one vote for every share
                                 -2-


standing in his name on the books of the Corporation as of the record date fixed by the Board of Directors or prescribed by law. Except as otherwise provided by any applicable provision of law, by these By-laws or by the Certificate of Incorporation, if a quorum is present, the affirmative vote of a majority of the shares of such stock present or represented at any meeting of stockholders shall be the required vote of the stockholders with respect to any item of business; provided, however, that, unless otherwise provided by any applicable provision of law or by the Certificate of Incorporation, a lesser vote of the stockholders with respect to any item of business shall be applied if required or otherwise provided for by any applicable rule or regulation of any stock exchange or regulatory body. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of stockholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.
Section 2.7.  Proxies.
     Every stockholder entitled to vote at a meeting may authorize another person or persons to act for him by proxy. No Proxy shall be valid after the expiration of three (3) years from its date, unless a longer period is provided for in such proxy. Unless and until voted, every proxy shall be revocable at the pleasure of the person who executed it, or his legal representative or assigns, except in those cases where an irrevocable proxy permitted by law has been given.
Section 2.8.  Action by Written Consent of Stockholders.
              (a) Any action required or permitted to be taken at any annual or special meeting of the stockholders may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery to the Corporation's registered office shall be made by hand or by certified or registered mail, return receipt requested. The Corporation shall give prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent to those stockholders who have not consented in writing and who, if the action had been taken at a meeting, would have been entitled to notice of the meeting if the record date for such meeting had been the date that written consents signed by a sufficient number of holders to take the action were delivered to the Corporation.

                                 -3-



              (b) Every written consent purporting to take or authorizing the taking of corporate action and/or related revocations (each such written consent and related revocation is referred to in this Section 2.8 as a "Consent") shall bear the date of signature of each stockholder who signs the Consent, and no Consent shall be effective to take or authorize the corporate action referred to therein unless, within 60 days of the earliest dated Consent delivered to the Corporation in the manner provided in Section 2.8(a) hereof, Consents signed by a sufficient number of stockholders to take such action are so delivered to the Corporation.
              (c)  In the event of the delivery to the
Corporation of any Consent in the manner provided in Section 2.8(a), the Secretary of the Corporation shall provide for the safe keeping of such Consent and shall promptly conduct such ministerial review of the validity of the Consents and of the validity of the action or proposal to be taken by written consent as the Secretary deems necessary or appropriate, including, without limitation, whether the holders of a number of shares having the requisite voting power to authorize or take the action specified in the Consent have given consent; provided, however that if the action or proposal to be taken by written consent relates to the election, removal or replacement of one or more members of the Board of Directors or otherwise constitutes a solicitation in opposition as referred to in Rule 14a-6 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Secretary shall engage nationally recognized independent inspectors of elections for the purpose of conducting such ministerial review of the validity of the Consents and the validity of the action or proposal to be taken by written consent and to discharge the functions of the Secretary of the Corporation under this Section 2.8, provided further that the independent inspectors shall conduct such ministerial review of the validity of the Consents and the validity of the action or proposal to be taken by written consent only in the manner provided in Sections 2.8(d)(i) and
(d)(ii) hereof. For the purpose of permitting the Secretary or the independent inspectors (as the case may be) to conduct such ministerial review of the validity of the Consents and the validity of the action or proposal to be taken by written consent, no action by written consent without a meeting shall be effective until such date as the Secretary or the independent inspectors (as the case may be) certify to the Corporation that the Consents delivered to the Corporation in accordance with Section 2.8(a) represent at least the minimum number of votes that would be necessary to take or authorize the corporate action at a meeting at which all shares entitled to vote thereon were present and voted. The cost of retaining independent inspectors under this Section 2.8 shall be borne by the Corporation.
                                  -4-



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

              (ii) Unless the Corporation and the soliciting stockholders shall agree to a shorter or longer period, the Corporation and the soliciting stockholders shall have two
     (2) business days to review the Consents and to advise the independent inspectors and the opposing party in writing as to whether they intend to challenge the preliminary report of the inspectors. If no written notice of an intention to challenge the preliminary report is received within two (2) business days after the independent inspectors' issuance of the preliminary report, the independent inspectors' shall issue to the Corporation and the soliciting stockholders their final report containing the information from the independent inspectors, determination with respect to

                                -5-




     whether the requisite number of valid and unrevoked Consents was obtained to authorize the action to be taken. If the Corporation or the soliciting stockholders issue written notice of an intention to challenge the independent inspectors' preliminary report within two (2) business days after the issuance of that report, a challenge session shall be scheduled by the independent inspectors as promptly as practicable. Following completion of the challenge session, the independent inspectors shall as promptly as practicable issue their final report to the soliciting stockholders and the Corporation, which report shall contain the information included in the preliminary report, plus all changes in the vote totals as a result of the challenge.

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


                                   -6-



Section 2.10.  Fixing Date for Determination of Stockholders of
               Record.

              (a) In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date: (1) in the case of determination of stockholders entitled to vote at any meeting of stockholders or adjournment thereof, shall, unless otherwise required by law, not be more than sixty (60) nor less than ten
(10) days before the date of such meeting; (2) in the case of determination of stockholders entitled to express consent to corporate action in writing without a meeting, shall not be more than ten (10) days from the date upon which the resolution fixing the record date is adopted by the Board of Directors; and (3) in the case of any other action, shall not be more than sixty (60) days prior to such other action; provided, however that in the event that any stockholder of record is seeking to have the stockholders authorize or take corporate action by written consent without a meeting, the record date shall be fixed in the manner provided in Section 2.10(b) hereof.
Subject to the foregoing and Section 2.10(b) hereof, if no record date is fixed: (1) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; (2) the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action of the Board of Directors is required by applicable law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation in the manner provided in Section 2.8(a), or, if prior action by the Board of Directors is required by applicable law, shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action; and (3) the record
                                  -7-



date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.
              (b) Any stockholder of record seeking to have the stockholders authorize or take corporate action by written consent without a meeting shall, by written notice to the Secretary and delivered to the Corporation, request the Board of Directors to fix a record date for such purpose. The Board of Directors may promptly, but in all events within ten (10) days after the date on which such request is received, adopt a resolution fixing the record date for such purpose. If the Board of Directors fails within 10 days after the Corporation receives such notice to fix a record date for such purpose, the record date for determining the stockholders entitled to consent in writing without a meeting, when no prior action by the Board of Directors is required by applicable law, shall be the day on which the first signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation in the manner provided in Section 2.8(a). If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by applicable law, the record date for determining stockholders entitled to consent in writing without a meeting shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action.

Section 2.11.  Notice of Stockholder Business and Nominations.

              (a)  Nominations of Directors.

                  (i)  Only persons who are nominated in
     accordance with the procedures set forth in these By-laws shall be eligible to serve as directors. Nominations of persons for election to the Board of Directors of the Corporation may be made at a meeting of stockholders pursuant to the Corporation's notice of meeting (A) by or at the direction of the Board of Directors or (B) by any stockholder of the corporation who is a stockholder of record at the time of giving of notice provided for in this
     Section 2.11(a), who shall be entitled to vote for the election of directors at the meeting and who complies with the notice procedures set forth in this Section 2.11(a); provided, however, that, with respect to any special meeting, the Board of Directors has determined that directors shall be elected at such meeting.
                                   -8-



                  (ii)  For nominations to be properly brought
     before any meeting by a stockholder pursuant to clause (B) of paragraph (i) of this Section 2.11(a), the stockholder must have given timely notice in writing to the Secretary of the Corporation. To be timely, a stockholders notice shall be delivered to the Secretary and received at the principal executive offices of the Corporation (A) in the case of an annual meeting, not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days later than such anniversary date, notice by the stockholder to be timely must be so delivered or received not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made, and (B) in the case of a special meeting at which directors are to be elected, not earlier than the 120th day prior to such special meeting and not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of any meeting and of the nominees proposed by the Board of Directors to be elected; provided, however, that in no event shall the public announcement of an adjournment or postponement of a special meeting commence a new time period (or extend any time period) for the giving of a stockholder's notice as described above. Such stockholder's notice shall set forth (A) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (B) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is being made (x) the name and address of such stockholder, as they appear on the Corporations books, and of such beneficial owner and (y) the class and number of shares of the Corporation which are beneficially owned and of record by such stockholder and such beneficial owner; (C) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote in the election of directors and intends to appear in person or by proxy at the meeting
                                  -9-


     to nominate the person or persons specified in the notice,
     (D) a description of all arrangements or understandings between the stockholder and/or beneficial owner, if any, on the one hand, and each nominee and any other person or persons (naming such person or persons), on the other hand, pursuant to which the nomination or nominations are being made by the stockholder and such beneficial owner, and (E) a representation whether the stockholder or the beneficial owner, if any, intends or is part of a group which intends
    (x) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Corporation's outstanding capital stock required to elect the nominee and/or (y) otherwise to solicit proxies from stockholders in support of such nomination(s). The foregoing notice requirements shall be deemed satisfied by a stockholder if the stockholder has notified the Corporation of his or her intention to present a proposal at a meeting in compliance with Rule 14a-8 (or any successor thereof) promulgated under the Exchange Act and such stockholder's proposal has been included in a proxy statement that has been prepared by the Corporation to solicit proxies for such meeting.
     The Corporation may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as a director of the Corporation.

(iii) Notwithstanding anything in paragraph
     (ii) of this Section 2.11(a) to the contrary, in the event that the number of directors to be elected to the Board of Directors of the Corporation at an annual meeting is Increased and there is no public announcement by the Corporation naming the nominees for the additional directorships at least 90 days prior to the first anniversary of the date of the preceding year's annual meeting, a stockholders's notice required by this Section 2.11(a) shall also be considered timely, but only with respect to nominees for the additional directorships, if it shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the 10th day following the day on which such public announcement is first made by the Corporation.

              (b)  Notice of Stockholder Business.

                  (i) At an annual meeting of the stockholders, only such business shall be conducted as shall have been brought before the annual meeting (A) pursuant to the Corporation's notice of meeting, (B) by or at the direction of the Board of Directors or (C) by a stockholder of the Corporation who is a stockholder of record at the time of giving of the notice provided for in this Section 2.11(b), who is a stockholder of record of the Corporation at the
                                   -10-


     time the notice provided for in this Section 2.11(b) is delivered to the Secretary of the Corporation, who is entitled to vote at such annual meeting and who complies with the notice procedures set forth in this Section 2.11(b).

(ii)  For business to be properly brought
     before an annual meeting by a stockholder pursuant to clause (C) of paragraph (i) of this Section 2.11(b), the business must be a proper matter for stockholder action under applicable law and the stockholder must have given timely notice in writing to the Secretary of the Corporation. To be timely, a stockholders notice shall be delivered to the Secretary and received at the principal executive offices of the Corporation not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days later than such anniversary date, notice by the stockholder to be timely must be so delivered or received not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. Such stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (A) a brief description of the business desired to be brought before the meeting, the text of the proposal or business
     (including the text of any resolutions proposed for consideration and in the event that such business includes a proposal to amend the By-laws of the Corporation, the language of the proposed amendment, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder of record and beneficial owner, if any, on whose behalf the proposal is made, (B) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the proposal is being made (x) the name and address of the stockholder giving notice, as they appear on the corporations books, and of such beneficial owner and (y) the class and number of shares of the Corporation which are beneficially owned and of record by such stockholder and such beneficial owner, (C) a description of all arrangements or understandings between the stockholder and beneficial owner, if any, on the one hand, and any other person or persons (naming such person or persons), on the other hand, pursuant to which the proposal(s) are being made by the stockholder and such beneficial owner, (D) a representation
                                  -11-


     that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business, and (E) a representation whether the stockholder or the beneficial owner, if any, intends or is part of a group which intends (x) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Corporation's outstanding capital stock required to approve or adopt the proposal and/or (y) otherwise to solicit proxies from stockholders in support of such proposal. The foregoing notice requirements shall be deemed satisfied by a stockholder if the stockholder has notified the Corporation of his or her intention to present a proposal at a meeting in compliance with Rule 14a-8 (or any successor thereof) promulgated under the Exchange Act and such stockholder's proposal has been included in a proxy statement that has been prepared by the Corporation to solicit proxies for such meeting.

              (c)  General.

                   (i)  Only such persons who are nominated in
     accordance with the procedures set forth in this Section
     2.11 shall be eligible to be elected at an annual or special meeting of stockholders of the Corporation to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the annual meeting in accordance with the procedures set forth in this Section 2.11. Except as otherwise provided by law, the person presiding over the meeting shall have the power and duty (A) to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in this Section 2.11 (including whether the stockholder or beneficial owner, if any, on whose behalf the nomination or proposal is made solicited (or is part of a group which solicited) or did not so solicit, as the case may be, proxies in support of such stockholder's and beneficial owner's nominee or proposal in compliance with such stockholder's and beneficial owner's representations as required by Sections 2.11(a) and (b) and (B) if any proposed nomination or business was not made or proposed in compliance with this Section 2.11, to declare that such nomination shall be disregarded or that such proposed business shall not be transacted. Notwithstanding the foregoing provisions of this Section 2.11, if the stockholder (or a qualified representative of the stockholder) does not appear in person at the annual or special meeting of stockholders of the Corporation to present a nomination or business, such nomination shall be
                                   -12-


     disregarded and such proposed business shall not be transacted, notwithstanding that proxies in respect of such vote may have been received by the Corporation.

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

Section 2.12.  Inspectors of Election.
The Corporation may, and shall if required by law, in advance of any meeting of stockholders, appoint one or more inspectors of election, who may be employees of the Corporation, to act at the meeting or any adjournment thereof and to make a written report thereof. The Corporation may designate one or more persons as alternate inspectors to replace any inspector who fails to act. In the event that no inspector so appointed or designated is able to act at a meeting of stockholders, the person presiding at the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath to execute faithfully the duties of inspector with strict impartiality and according to the best of his or her ability. The inspector or inspectors so appointed or designated shall (i) ascertain the number of shares of capital stock of the Corporation outstanding and the voting power of each such share, (ii) determine the shares of capital stock of the Corporation represented at the meeting and the validity of proxies and ballots, (iii) count all votes and ballots, (iv) determine and retain for a reasonable period a record of the disposition of any challenges made to any determination by the inspectors, and (v) certify their determination of the number of shares of capital stock of the Corporation represented at the meeting and such inspectors' count of all votes and ballots. Such certification and report shall specify such other information as may be required by law. In determining the validity and counting of proxies and ballots cast at any
                                -13-


meeting of stockholders of the Corporation, the inspectors may consider such information as is permitted by applicable law.
No person who is a candidate for an office at an election may serve as an inspector at such election.

2.13  Organization; Conduct of Meetings.
         (a) Meetings of stockholders shall be presided over by the Chairman of the Board of Directors, if any, or in the Chairman's absence by the President, or in President's absence by a Vice President, or in the absence of the foregoing persons by a chairman designated by the Board of Directors, or in the absence of such designation by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in the Secretary's absence the chairman of the meeting may appoint any person to act as secretary of the meeting.
         (b) The date and time of the opening and the closing of the polls for each matter upon which the stockholders vote at a meeting shall be announced at the meeting by the person presiding over the meeting. The Board of Directors may adopt by resolution such rules and regulations for the conduct of the meeting of stockholders as it shall deem appropriate. Except to the extent inconsistent with such rules and regulations as adopted by the Board of Directors, the person presiding over any meeting of stockholders shall have the right and authority to convene and to adjourn the meeting, to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such person, are appropriate for the proper conduct of the meeting. Such rules, regulations or procedures, whether adopted by the Board of Directors or prescribed by the person presiding over any meeting of stockholders, may include, without limitation, the following: (i) the establishment of an agenda or order of business for the meeting; (ii) rules and procedures for maintaining order at the meeting and the safety of those present; (iii) limitations on attendance at or participation in the meeting to stockholders of record of the Corporation, their duly authorized and constituted proxies or such other persons as the person presiding over any meeting of stockholders shall determine; (iv) restrictions on entry to the meeting after the time fixed for the commencement thereof; and
(v) limitations on the time allotted to questions or comments by participants. The person presiding over any meeting of stockholders, in addition to making any other determinations that may be appropriate to the conduct of the meeting, shall, if the facts warrant, determine and declare to the meeting that a matter or business was not properly brought before the meeting and if such person should so determine, such person shall so declare to the meeting and any such matter or business not properly brought before the meeting shall not be transacted or considered. Unless and to the extent determined by the Board of Directors or the person presiding over any meeting of stockholders, meetings of stockholders shall not be required to be held in accordance with the rules of parliamentary procedure.
                                   -14-



                          ARTICLE III
                           DIRECTORS

Section 3.1.  Number of Directors; Terms.
     The number of directors of the Corporation which shall constitute the entire Board of Directors shall be fixed from time to time by a vote of a majority of the entire Board of Directors and shall be not less than one (1) nor more than fifteen (15). The directors shall be elected at the annual meeting of stockholders and shall serve until a successor shall have been elected and qualified. Directors need not be stockholders of the Corporation.
Section 3.2.  RESERVED.
Section 3.3.  Resignations.
     Any director of the Corporation may resign at any time by giving written notice to the Board of Directors or to the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein, or if the time be not specified, it shall take effect immediately upon its receipt, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.
Section 3.4.  RESERVED.
Section 3.5.  Newly Created Directorships and Vacancies.
     Subject to the rights of the holders of any series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled by a majority vote of the directors then in office. Any director elected in accordance with the preceding sentence of this Section 3.5 shall hold office until the next meeting of stockholders at which the election of directors is in the regular course of business and until such director's successor has been elected and qualified. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.
Section 3.6.  Powers and Duties.
     Subject to the applicable provisions of law, these By Laws or the Certificate of Incorporation, but in furtherance and not in limitation of any rights therein conferred, the Board of Directors shall have the control and management of the business and affairs of the Corporation and shall exercise all such powers of the Corporation and do all such lawful acts and things as may be exercised by the Corporation.
                                    -15-



Section 3.7.  Place of Meetings.
     All meetings of the Board of Directors may be held either within or without the State of Delaware.
Section 3.8.  Annual Meeting.
     If the first meeting of each newly elected Board of Directors shall be held immediately after the annual stockholder's meeting and in the same place, notice thereof shall not be necessary in order to constitute the meeting, provided a quorum shall be present.
     In the event that such meeting is not held at such date, time and place, the meeting may be held on any other date, time and place as shall be specified in a notice thereof given as hereinafter provided in Section 3.11 or as shall be specified in any waiver of notice thereof.
Section 3.9.  Regular Meetings.
     Regular meetings of the Board of Directors may be held upon notice or without notice, and at such time and at such place as shall from time to time be determined by the Board.
Section 3.10.  Special Meetings.
     Special meetings of the Board of Directors may be called by the Chairman of the Board, if there be a Chairman of the Board, or by the President or if he is absent, unable or refuses to act, by the Secretary and shall be called promptly upon the written request of any two directors. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.
Section 3.11.  Notice of Meeting.
     Notice of each special meeting of the Board of Directors (and of each regular meeting for which notice shall be required) shall be given by the Chairman of the Board, if there be a Chairman of the Board, the President or the Secretary and shall state the place, date and time of the meeting. Notice of each such meeting shall either be (i) mailed to each director, addressed to such director at such director's residence or usual place of business, at least one week prior to the day on which the meeting is to be held, (ii) given by overnight delivery service to each director, addressed to such director at such place, at least forty-eight (48) hours before the day on which the meeting is to be held or (iii) sent to such director at such place by telegraph, cable, telex, facsimile transmitter, e-mail or other electronic transmission, or be delivered personally or by telephone, at least twenty-four (24) hours before the day at
                                  -16-


which the meeting is to be held. Except as otherwise provided by law, any meeting of the Board of Directors shall be a legal meeting without any notice thereof having been given if all of the directors shall be present thereat. Notice of any adjourned meeting, including the place, date and time of the new meeting, shall be given to all directors not present at the time of the adjournment, as well as to the other directors unless the place, date and time of the new meeting is announced at the adjourned meeting. Nothing herein contained shall preclude the directors from waiving notice as provided in Section 4 hereof.
Section 3.12.  Quorum and Voting.
     At all meetings of the Board of Directors a majority of the entire board shall be necessary to and shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, unless otherwise provided by any applicable provision of law, by these By-laws, or by the Certificate of Incorporation.
 The act of a majority of the directors present at the time of the vote, if a quorum is present at such time, shall be the act of the Board of Directors, unless otherwise provided by any applicable provision of law, by these By-laws or by the Certificate of Incorporation. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.
Section 3.13.  Compensation.
     The Board of Directors, by the affirmative vote of a majority of the directors then in office and irrespective of any personal interest of any of its members, shall have authority to establish reasonable compensation of all directors for services to the Corporation as directors, officers or otherwise. The Board of Directors may also provide that the directors may be reimbursed for their expenses, if any, for attendance at any meeting of the Board of Directors or any committee thereof.
Section 3.14.  Books and Records.
     The directors may keep the books for the Corporation, except such as are required by law to be kept within the state, outside of the State of Delaware, at such place or places as they may from time to time determine.
Section 3.15.  Action Without a Meeting.
     Any action required or permitted to be taken by the Board, or a committee of the Board, may be taken without a meeting if all members of the Board of Directors or committee, as the case may be, consent thereto in writing or by electronic transmission and the writing or writings or electronic transmission or
                                  -17-


transmissions are filed with the minutes of the proceedings of the Board of Directors or such committee of the Board, as the case may be.
Section 3.16.  Telephonic Meetings.
     Any one or more members of the Board, or any committee of the Board, may participate in a meeting of the board or committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.
Section 3.17.  Committee of the Board.
     The Board of Directors may designate from among its members an executive and other committees, each consisting of one (1) or more directors. The Board of Directors may designate one or more directors as alternate members of any such committee. Such alternate members may replace any absent member or members at any meeting of any such committee. In the absence or disqualification of a member of a committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. Vacancies in the membership of the committee shall be filled by the Board of Directors at a regular meeting or at a special meeting for that purpose.
Section 3.18.  Authority of Committees; Committee Rules.
     Each committee, to the extent permitted by law and to the extent provided in the resolution of the Board of Directors, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it. Unless the Board of Directors otherwise provides, each committee designated by the Board of Directors may make, alter and repeal rules for the conduct of its business. In the absence of such rules each committee shall conduct its business in the same manner as the Board of Directors conducts its business pursuant to Article III of these By-laws.
                                  -18-



                          ARTICLE IV
                            WAIVER

                   Section 4.1.  Waiver.
Whenever a notice is required to be given by any provision of law, by these By-laws, or by the Certificate of Incorporation, a waiver thereof in writing, or by e-mail or other electronic transmission or any other means of communication permissible by law, whether before or after the time stated therein, shall be deemed equivalent to such notice.
In addition, any stockholder attending a meeting of stockholders in person or by proxy without protesting prior to the meeting or at its commencement the lack of notice thereof to him, and any director attending a meeting of the Board of Directors without protesting prior to the meeting or at its commencement such lack of notice, shall be conclusively deemed to have waived notice of such meeting.
                             ARTICLE V
                             OFFICERS
Section 5.1.  Officers.
     The officers of the Corporation shall be a Chairman of the Board, a President, one or more Vice Presidents and a Secretary.
 The Corporation may also have, at the discretion of the Board, one or more Vice Chairman of the Board, a Treasurer, one or more Assistant Treasurers, a Controller, one or more Assistant Controllers, one or more Assistant Vice Presidents, one or more Assistant Secretaries and such other officers as the Board of Directors shall at any time or from time to time deem necessary or advisable to designate as officers or as may be appointed in accordance with the provisions of Section 5.3 of this Article V.
 Any person may hold two or more of such offices. All officers, as between themselves and the Corporation, shall have such authority and perform such duties in the management of the business and affairs of the Corporation as may be provided in these By-laws, or to the extent not so provided, as may be prescribed by the Board of Directors or the Chief Executive Officer as provided in Section 5.3 of this Article V.
Section 5.2.  Election.
     The officers of the Corporation, except such officers as may be appointed in accordance with the provisions of Section 5.3 or
Section 5.5 of this Article, shall have been elected annually at the annual meeting of the Board of Directors following the annual meeting of stockholders and, as vacancies occur, from time to time by the Board of Directors. Each officer shall hold his
                                  -19-


office until he shall resign or shall be removed or otherwise disqualified to serve, or his successor shall have been elected and qualified. The officers of the Corporation need not be stockholders of the Corporation nor, except for the Chairman of the Board need such officers be directors of the Corporation.
Section 5.3.  Subordinate Officers.
     The Board of Directors may appoint, or may authorize the Chief Executive Officer to appoint, such other officers as the business of the Corporation may require, each of whom shall have authority and perform such duties as are provided in these By-laws or as the Board of Directors or the Chief Executive Officer may from time to time specify and each shall hold office until he shall resign or shall have been removed or otherwise disqualified to serve.
Section 5.4.  Removal and Resignation.
     Any officer may be removed, either with or without cause, by a majority of the directors at the time in office, at any regular or special meeting of the Board, or, except in the case of an officer chosen by the Board, by any officer upon whom such power of removal may be conferred by the Board. Any officer may resign at any time by giving written notice to the Board, the Chairman of the Board, the President or the Secretary of the Corporation.
 Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.
Section 5.5.  Vacancies.
     A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in the By-laws for the regular appointments to such office.
Section 5.6.  Compensation.
     The salaries and other compensation of all officers and agencies of the Corporation shall be fixed by or in the manner prescribed by the Board of Directors.
Section 5.7.  Chairman of Board.
     The Chairman of the Board of Directors shall preside at all meetings of the Board of Directors. The Chairman of the Board of Directors shall be the Chief Executive Officer of the Corporation, if designated as such by the Board of Directors.
Section 5.8.  Vice Chairman of the Board.
     In the absence of the Chairman, a Vice Chairman of the Board of Directors shall preside at all meetings of the Board of Directors. A Vice Chairman shall be the Chief Executive Officer of the Corporation, if designated as such by the Board of Directors.
                                   -20-



Section 5.9.  President.
     The President shall be the Chief Executive Office and/or the Chief Operating Officer of the Corporation, as determined by the Board of Directors. The President shall have general and active management of the business and affairs of the Corporation and be responsible for its day-to-day operations, subject to the control of the Board of Directors and the Chief Executive Office, if the President does not hold that position, and shall see to it that all orders and resolutions of the Board of Directors are carried into effect.
Section 5.10.  Vice Presidents.
     Each Vice President (including any Executive Vice President or Senior Vice President) shall have such powers and limiting titles and shall perform such duties as may from time to time be assigned to him by the Board of Directors and/or the Chief Executive Officer.
Section 5.11.  Secretary.
     The Secretary shall attend all meetings of the stockholders and all meetings of the Board of Directors and shall record all proceedings taken at such meeting in a book to be kept for the purpose; he or an Assistant Secretary shall see that all notices of meetings of stockholders and special meetings of the Board of Directors are duly given in accordance with the provisions of these By-laws or as required by law; and he shall be custodian of the records and of the corporate seal or seals of the Corporation; he or an Assistant Secretary shall have authority to affix the corporate seal or seals to all documents, the execution of which, on behalf of the Corporation, under its seal, is duly authorized, and when so affixed it may be attested by his signature or the signature of such Assistant Secretary; and in general, he shall perform all duties incident to the office of the Secretary of the Corporation and such other duties as the Board of Directors may from time to time prescribe.
     The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature.

                          ARTICLE VI
    PROVISIONS RELATING TO STOCK CERTIFICATES AND STOCKHOLDERS

Section 6.1.  Form and Signature.
     Every holder of stock shall be entitled to have a certificate signed by or in the name of the Corporation by the Chairman or Vice Chairman of the Board of Directors, if any, or the President or a Vice President, and by the Treasurer or an
                                   -21-


Assistant Treasurer, or the Secretary or an Assistant Secretary, of the Corporation certifying the number of shares owned by such holder in the Corporation. Any of or all the signatures on the certificate maybe a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if such person was such officer, transfer agent or registrar at the date of issue.
Section 6.2.  Registered Stockholders.
     The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares of stock to receive dividends or other distributions, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares of stock, and shall not be bound to recognize any equitable or legal claim to or interest in such share or shares on the part of any other person.
Section 6.3.  Transfer of Stock.
     Upon surrender to the Corporation or the appropriate transfer agent, if any, of the Corporation, of a certificate representing shares of stock of the Corporation, duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and, in the event that the certificate refers to any agreement restricting transfer of the shares which it represents, proper evidence of compliance with such agreement, a new certificate shall be issued to the person entitled thereto, and the old certificate cancelled and the transaction recorded upon the books of the Corporation.

Section 6.4.  Lost Certificates, etc.
     The Corporation may issue a new certificate for shares in place of any certificate theretofore issued by it, alleged to have been lost, mutilated, stolen or destroyed, and the Board of Directors may require the owner of such lost, mutilated, stolen or destroyed certificate, or his legal representatives, to make an affidavit of that fact and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation on account of the alleged loss, mutilation, theft or destruction of any such certificate or the issuance of any such new certificate.
Section 6.5.  RESERVED.
Section 6.6.  Regulations.
     Except as otherwise provided by law, the Board of Directors may make such additional rules and regulations, not inconsistent with these By-laws, as it may deem expedient, concerning the
                                 -22-


issue, transfer and registration of certificates for the securities of the Corporation. The Board of Directors may appoint, or authorize any officer or officers to appoint, one or more transfer agents and one or more registrars and may require all certificates for shares of capital stock to bear the signature or signatures of any of them.
                        ARTICLE VII
                    GENERAL PROVISIONS

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

Section 7.2.  Checks, etc.
     All checks or demands for money and notes or other instruments evidencing indebtedness or obligations of the Corporation shall be signed by such officer or officers or other person or persons as may from time to time be designated by the Board of Directors.
Section 7.3.  Seal.
     The Corporate seal shall have inscribed thereon the name of the Corporation, the year of its incorporation and the words "Corporate Seal Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or otherwise reproduced.
Section 7.4.  Fiscal Year.
     The fiscal year of the Corporation shall be determined by the Board of Directors.
Section 7.5.  General and Special Bank Accounts.
     The Board of Directors may authorize from time to time the opening and keeping of general and special bank accounts with such banks, trust companies or other depositories as the Board of Directors may designate or as may be designated by any officer or officers of the Corporation to whom such power of designation may be delegated by the Board of Directors from time to time. The Board of Directors may make such special rules and regulations with respect to such bank accounts, not inconsistent with the provisions of these By-laws, as it may deem expedient.
                                 -23-


                         ARTICLE VIII
       INDEMNIFICATION OF DIRECTORS, OFFICERS AND OTHERS

Section 8.1.  Indemnification by the Corporation.
     The Corporation shall indemnify, to the fullest extent permitted by the Delaware General Corporation Law as the same presently exists or may hereafter be amended, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including but not limited to any action or suit by or in the right of the Corporation to procure a judgment in its favor) by reason of the fact that the person is or was a director or officer of the Corporation or, while a director or officer of the Corporation, is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with such action, suit or proceeding. The foregoing indemnification shall be in addition to any other rights to which those seeking indemnification may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in such person's official capacity and as to action in another capacity while holding such office. Notwithstanding the foregoing, and except as provided in Section 8.4 hereof, nothing in this Article VIII shall require the Corporation to indemnify any person for any expenses incurred in connection with any action, suit or proceeding commenced by such person against the Corporation.
Section 8.2.  Contract Right; Advances.
     The right to indemnification conferred in this Article VIII shall include the right to be paid by the Corporation the expenses incurred in defending any proceeding referred to in
Section 8.1 hereof in advance of its final disposition; provided, however, that the payment of expenses (including attorneys' fees) incurred by a director or officer in defending any such proceeding shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such director or officer,to repay all amounts so advanced if it shall ultimately be determined that such person is not entitled to be indemnified by the Corporation under this Article VIII or otherwise.
Section 8.3.  Indemnification of Other Persons.
     The Corporation may, by action of the Board of Directors, indemnify any other person to whom the Corporation is permitted to provide indemnification or the advancement of expenses under the Delaware General Corporation Law; provided, however, that no indemnification shall be made to or on behalf of any such other person if such indemnification would be prohibited under the Delaware General Corporation Law or other applicable law.
                                  -24-


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

Section 9.1.  Amendments.
     These By-laws may be repealed, altered or amended or new By-laws adopted by the affirmative vote of a majority of the outstanding shares of stock of the Corporation entitled to vote thereon. The Board of Directors shall have the authority, if such authority is conferred upon the Board of Directors by the Certificate of Incorporation, to repeal, alter or amend these By-laws or adopt new By-laws (including, without limitation, the amendment of any By-laws setting forth the number of directors who shall constitute the whole Board of Directors).
                                 -25-


                           Exhibit 10.1

                      EMPLOYMENT AGREEMENT

          EMPLOYMENT AGREEMENT (the "Agreement") made as of the 15th day of July, 2002 by and between SYMBOL TECHNOLOGIES, INC., a Delaware corporation (the "Corporation"), and William R. Nuti
(the "Executive").
                       W I T N E S S E T H:

          WHEREAS, the Corporation desires to employ the Executive and the Executive desires to be employed by the Corporation in the manner and on the terms and conditions hereinafter set forth.
          NOW, THEREFORE, in consideration of the premises and of the mutual and dependent agreements and covenants set forth herein, the parties hereto agree as follows:
          1.  EMPLOYMENT
          The Corporation hereby agrees to employ the Executive as its President and Chief Operating Officer, and the Executive hereby agrees to accept such employment and render services to the Corporation and its subsidiaries, divisions and affiliates for the period and on the terms and conditions set forth in this Agreement.
                             -1-


          2.  TERM
The Executive's employment under this Agreement shall be for a term of five (5) years commencing as of August 1, 2002 and ending July 31, 2007; provided, however, that the term of the Executive's actual employment hereunder shall at all times be subject to earlier termination in accordance with the provisions of section 12 hereof.
          3.  DUTIES
              (a) So long as the Executive's employment under this Agreement shall continue, the Executive shall, subject to periods of illness, vacation and other excused absences, devote his entire business time, attention, and energies to the affairs of the Corporation and its subsidiaries, divisions and affiliates, use his best efforts to promote its and their best interests and perform such executive duties as may be assigned to him by the Chief Executive Officer of the Corporation; provided, however, that such executive duties shall be consistent with the position of President and Chief Operating Officer of the Corporation as such position exists as of the date hereof.
                                 -2-


              (b) So long as the Executive's employment under this Agreement shall continue, the Executive shall, if elected or appointed, serve as an executive officer and/or director of the Corporation and of any subsidiary, division or affiliate of the Corporation and shall hold, without any compensation other than that provided for in this Agreement, the offices in the Corporation and in any such subsidiary, division or affiliate to which he may, at any time or from time to time, be elected or appointed.
              (c) The Executive shall be eligible to take, in addition to holidays recognized by the Corporation, four (4) weeks per annum of vacation.
          4.  COMPENSATION
              (a) The Corporation hereby agrees to pay to the Executive, and the Executive hereby agrees to accept compensation for services rendered under this Agreement, a base salary at the rate of six hundred thousand dollars ($600,000) per annum payable at such intervals as the Corporation customarily pays the salaries of its executive officers. Effective July 1, 2003 and July 1, 2005, the Executive and the Corporation shall negotiate, in good faith, with respect to increasing said base salary for additional two year periods in an amount mutually satisfactory to the Corporation and the Executive.
                                   -3-


              (b) In addition to the base salary provided for in subsection 4(a) above, the Executive shall participate in the Corporation's Executive Bonus Plan as may be amended from time to time and thereby be entitled to receive an annual bonus for each fiscal year during the term of this Agreement in the amounts determined pursuant to such plan. The target amount of the Executive's bonus under said plan shall be 100% of his base salary actually earned in each fiscal year, provided that the Executive shall have the possibility, if target goals are exceeded to an extent specified in the annual bonus plan, of earning an annual bonus equal to 200% of his base salary.
Payment of the target bonus for fiscal year 2002 shall be guaranteed by the Corporation. Payment of the bonus provided herein shall be paid to the Executive no later than ninety (90) days after the completion of the fiscal year.
              (c)  During the term of this Agreement, the
Executive shall participate in the Corporation's Executive Retirement Plan as in effect on the date of this Agreement and as it may hereafter be amended to improve benefits thereunder. The Executive acknowledges that he has previously been provided with a copy of said plan. Executive understands that, following commencement of his employment, the Corporation shall make a good faith effort to amend the Executive Retirement Plan in a manner designed to improve the benefits provided thereunder; provided that such amendment shall not reduce the level of benefits currently provided under such plan.
                                   -4-


              (d) In addition to the foregoing, it is hereby agreed that the Corporation shall, at its sole expense, provide and the Executive shall be entitled to receive, during his employment hereunder, the employee fringe benefits provided by the Corporation, from time to time, to its executive officers, including, but not limited to, benefits relating to life, medical and disability insurance, and participation in the Corporation's
Section 401(k) Plan; provided, however, that as used in this Agreement, the term "employee fringe benefits" shall not include any salary or other bonus plan, except as set forth in this Agreement.
              (e) As a bonus for entering into this Agreement, and to compensate the Executive for a portion of the compensation he will be forfeiting from his prior employer, the Corporation agrees to issue to the Executive 400,000 fully vested treasury shares of the Corporation's Common Stock (the "Shares") upon execution of this Agreement. The Certificate representing the Shares will be issued as soon thereafter as practicable. The Executive acknowledges that the Shares shall be deemed "restricted securities" as the term is defined in Regulation 144 promulgated pursuant to the Securities Act of 1933, as amended, and accordingly, his ability to resell the Shares is restricted by applicable federal securities laws. In connection with the Corporation's issuing the Shares, the Executive shall enter into an agreement with the Corporation containing customary
                                  -5-


representations and warranties to support the Company's reliance on an exemption from the registration requirements of applicable securities laws with respect to the issuance of restricted securities. The Corporation represents and warrants to Executive that the Shares shall not be subject to the escrow or forfeiture provisions set forth in Sections 5 and 6 of its 2002 Stock Ownership and Option Retention Program.
              (f) In addition to any restrictions imposed by law, the Executive agrees not to resell or otherwise transfer the Shares for two years after the date of issuance unless he is no longer employed by the Corporation.
          5.  AUTOMOBILE
          During the period of the Executive's employment under this Agreement, the Corporation shall make available to the Executive the business and personal use of an automobile, with a lease allotment of up to $1,000 per month as well as pay the Executive's gasoline, maintenance and insurance expenses associated with such automobile.
          6.  EXPENSES; OPTIONS
              (a) The Corporation shall pay or reimburse the Executive for all reasonable travel and other expenses incurred or paid by him in connection with the performance of his duties under this Agreement, upon presentation to the Corporation of expense statements or vouchers and such other supporting
                                  -6-


documentation as it may, from time to time, reasonably require; provided however that the maximum amount available for such expenses may, at any time or from time to time, be fixed in advance by the Board of Directors of the Corporation.
              (b) (1) The Corporation agrees, as promptly as practicable to cause the award to the Executive by the Compensation/Stock Option Committee of the Board of Directors of the Corporation, of stock options to purchase 800,000 shares of Corporation's Common Stock (the "Initial Option"). All of the above options shall be at an exercise price equal to the closing price of the Corporation's Common Stock on the later of
(i) date of the award thereof, or (ii) the date the Executive first commences employment with the Corporation. These options shall have a term of ten years; 10% of these options shall vest one year after the date of award and 15% of these options shall vest on each of the next six consecutive six-month anniversary dates of that date. The Executive acknowledges that he has been provided with a summary of the provisions of the Corporation's stock option plan. The Corporation represents and warrants that neither the Initial Option nor the shares issuable upon exercise thereof shall be subject to the "stock ownership requirement" set forth in Section 4(b), or to the escrow or forfeiture provisions set forth in Sections 5 and 6, of its 2002 Stock Ownership and Option Retention Program.
                                  -7-


                   (2)  Furthermore, at the next meeting of the
Corporation's Compensation/Stock Option Committee meeting one year after the date the Executive commences employment with the Corporation and on an annual basis thereafter starting in February 2004, the Executive shall be eligible to be awarded additional options subject to satisfactory job performance as determined by the Corporation. All such options shall be at an exercise price equal to the closing price of the Corporation's Common Stock on the date of award and shall otherwise contain terms and conditions similar to those options referred to in subsection 6(b)(1) hereof. The target number of options to be awarded to the Executive in 2003 and 2004 shall be options to purchase 200,000 shares of the Corporation's Common Stock.
              (c) All outstanding options to purchase shares of Common Stock of the Corporation awarded to the Executive before or during the term of this Agreement shall vest regardless of any conditions precedent to the vesting of such options (such as passage of time) if and when there is a "change in control of the Corporation" as hereafter defined.
As used in this Agreement, a "change in control of the Corporation" shall mean a change in control of a nature that would be required to be reported in response to Item 1 of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"); provided, that, without
                                 -8-


limitation, such a change in control shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than the Corporation or any "person" who on the date hereof is a director or officer of the Corporation, is or becomes the "beneficial owner", (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Corporation's then outstanding securities and the Corporation's Board of Directors, after having been advised that such ownership level has been reached, does not, within fifteen (15) business days, adopt a resolution approving the acquisition of that level of securities ownership by such person; or (ii) during any period of two consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.
                                  -9-


              (d) In addition to any rights to indemnification and advancement of expenses that the Executive may have under the Corporation's By-laws, the Executive shall be entitled at all times to the benefit of the maximum indemnification and advancement of expenses permissible from time to time under the laws of the State of Delaware.
              (e)  The Corporation and/or any of its
subsidiaries, divisions or affiliates may, from time to time, apply for and obtain, for its or their benefit and at its or their sole expense, key man life, health, accident, disability, or other insurance upon the Executive, in any amounts that it or they may deem necessary or desirable to protect its or their respective interests, and the Executive agrees to cooperate with and assist the Corporation or such subsidiary, division or affiliate in obtaining any and all such insurance by submitting to all reasonable medical examinations, if any, and by filling out, executing, and delivering any and all such applications and other instruments as may reasonably be necessary.
          7.  INVENTIONS
              (a)  The Executive agrees to and hereby does
assign to the Corporation or any subsidiary, affiliate or division of the Corporation designated by the Corporation, all his right, title and interest throughout the world in and to all ideas, methods, developments, products, inventions, processes, improvements, modifications, techniques, designs
                                 -10-


and/or concepts relating directly or indirectly to the Business of the Corporation (as defined in subsection 10(e) below), whether patentable or unpatentable, which the Executive may conceive and/or develop during his employment by the Corporation (whether pursuant to this Agreement or otherwise) and during the twenty-four (24) month period following the termination of his employment, whether or not conceived and/or developed at the request of the Corporation or any subsidiary, affiliate or division (the "Inventions"); provided, however, that if the Corporation or such subsidiary, affiliate or division determines that it will not use any such Invention or that it will license or transfer any such Invention to an unaffiliated third party, then it will negotiate in good faith with the Executive, if the Executive so requests, with respect to a transfer or license of such Invention to the Executive.
              (b) The Executive further agrees to promptly communicate and disclose to the Corporation any and all such Inventions as well as, upon the Corporation's request, any other knowledge or information which he may possess or obtain relating to any such Inventions.
              (c)  In furtherance of the foregoing, the
Executive agrees that at the request of the Corporation, and at its expense, he will make or cooperate in the making of applications for letters patent of the United States or elsewhere and will execute such other agreements, documents or
                                -11-


instruments which the Corporation may reasonably consider necessary to transfer to and vest in the Corporation or any subsidiary, affiliate or division, all right, title and interest in such Inventions, and all applications for any letters patent issued in respect of any of the foregoing.
              (d) The Executive shall assist, upon request, in locating writings and other physical evidence of the making of the Inventions and provide unrecorded information relating to them and give testimony in any proceeding in which any of the Inventions or any application or patent directed thereto may be involved, provided that reasonable compensation shall be paid the Executive for such services and the Executive shall be reimbursed for any expenses incurred by him in connection therewith, except that during such period of time as the Executive is employed by the Corporation, the Corporation shall not be obligated to compensate the Executive beyond that provided under the terms of this Agreement. The Corporation shall give the Executive reasonable notice should it require such services, and, to the extent reasonably feasible, the Corporation shall use its best efforts to request such assistance at times and places as will least interfere with any other employment of the Executive.
              (e)  At the expense of the Corporation, the
Executive shall assign to the Corporation all his interest in copyrightable material which he produces, composes, or writes,
                                 -12-


individually or in collaboration with others, which arises out of work performed by him on behalf of the Corporation, and shall sign all papers and do all other acts necessary to assist the Corporation to obtain copyrights on such material in any and all jurisdictions.
          8.  CONFIDENTIAL INFORMATION
          The Executive hereby acknowledges that, in the course of his employment by the Corporation he will have access to secret and confidential information, which relates to or affects all aspects of the business and affairs of the Corporation and its subsidiaries, affiliates and divisions, and which are not available to the general public ("Confidential Information"). Without limiting the generality of the foregoing, Confidential Information shall include information relating to inventions (including, without limitations, Inventions), developments, specifications, technical and engineering data, information concerning the filing or pendency of patent applications, business ideas, trade secrets, products under development, production methods and processes, sources of supply, marketing plans, and the names of customers or prospective customers or of persons who have or shall have traded or dealt with the Corporation. Accordingly, the Executive agrees that he will not, at any time, during or after this Agreement terminates, without the express written consent of the Corporation, directly or indirectly, disclose or furnish, or negligently permit to be disclosed or furnished,
                                  -13-


any Confidential Information to any person, firm, corporation or other entity except in performance of his duties hereunder.
 The parties acknowledge that "Confidential Information" does not include any of the foregoing items which has become publicly and widely known and made generally available through no wrongful act of the Executive's or of others whom the Executive has reason to know were under confidentiality obligations as to the item or items involved.
          9.  CONFIDENTIAL MATERIALS
The Executive hereby acknowledges and agrees that any and all models, prototypes, notes, memoranda, notebooks, drawings, records, plans, documents or other material in physical form which contain or embody Confidential Information and/or information relating to Inventions and/or information relating to the business and affairs of the Corporation, its subsidiaries, affiliates and divisions and/or the substance thereof, whether created or prepared by the Executive or by others ("Confidential Materials"), which are in the Executive's possession or under his control, are the sole property of the Corporation. Accordingly, the Executive hereby agrees that, upon the termination of his employment with the Corporation, whether pursuant to this Agreement or otherwise, or at the Corporation's earlier request, the Executive shall return to the Corporation all Confidential Materials and all copies thereof in his possession or under his control and shall not retain any copies of Confidential Materials.
                                   -14-


          10.  NON-COMPETITION
              (a) The Executive agrees that he shall not, so long as he shall be employed by the Corporation in any capacity (whether pursuant to this Agreement or otherwise), without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control or be employed by or connected in any manner with any business, firm or corporation which is engaged in any business activity competitive with the Business of the Corporation (as defined in subsection 10(e) below).
              (b) The Executive agrees that for a period of twenty four (24) months commencing on the effective date of the termination of his employment, whether such termination is pursuant to the terms of this Agreement or otherwise, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control, or participate in the ownership, management, operation or control, or be employed by any business, firm or corporation which is engaged in any business activity competitive with the Business of the Corporation (as defined in section 10(e) below); provided, however, that nothing in this section 10(b) shall restrict the Executive from being employed or engaged in a corporate function or senior management position (and holding commensurate equity interests) in an organization engaged in
                                 -15-


multiple lines of business which organization includes a corporation, unit, division or entity that is engaged in the Business of the Corporation (a "Restricted Division"), as long as the Restricted Division is not part of any business, firm or corporation that is a Principal Competitor of the Corporation.
 For purposes of this Agreement, "Principal Competitor" shall mean those companies listed as competitors of the Corporation in the Corporation's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission at the time of termination of the Executive's employment.
              (c) During the term of this Agreement and for twenty four (24) months commencing on the effective date of the termination of his employment, whether such termination is pursuant to the term of this Agreement or otherwise, the Executive shall not, directly or indirectly, solicit, divert or take away in whole or in part any customers or prospective customers of the Corporation who were solicited or serviced directly or indirectly by Executive or by anyone directly or indirectly under Executive's supervision or with whom Executive had any business relationship within the two (2) year period prior to the termination of Executive's employment (or, if Executive's employment with the Corporation terminates prior to the second anniversary of the date his employment commences, then within the period he is employed by the Corporation); provided, however, that the prohibition set forth in this
                                -16-


sentence shall not apply to any such actual or prospective customers of the Corporation if the Executive's contact or relationship with such party existed prior to the date his employment with the Corporation commences. The Executive also agrees that during such period, he will not directly or indirectly attempt to recruit or solicit or aid in the recruitment or solicitation of any person who at the time of such recruitment or solicitation (or within the six month period prior thereto) is or was an employee, independent contractor or consultant of the Corporation to terminate his or her employment or relationship with the Corporation for the purpose of working for the Executive, any competitor of the Corporation or any other entity; nor shall Executive employ any such employee, independent contractor or consultant.
              (d)  Anything to the contrary herein
notwithstanding, the provisions of this section shall not be deemed violated by the purchase and/or ownership by the Executive of shares of any class of equity securities (or options, warrants or rights to acquire such securities, or any securities convertible into such securities) representing (together with any securities which would be acquired upon the exercise of any such options, warrants or rights or upon the conversion of any other security convertible into such securities) the lesser of (i) 1% or less of the outstanding shares of any such class of equity securities of any issuer
                                 -17-


whose securities are listed on a national securities exchange or traded on NASDAQ, the National Quotation Bureau Incorporated or any similar organization or (ii) securities having a market value of less than $100,000 at the time of purchase; provided, however, that the Executive shall not be otherwise connected with or active in the business of the issuers described in this subsection 10(d).
              (e) "Business of the Corporation" shall mean any business in which the Corporation and its subsidiaries, affiliates and divisions are actively engaged, or are actively or demonstrably planning to engage in, during the period of the Executive's employment (whether pursuant to this Agreement or otherwise) and at the time of termination thereof.
              (f) To the extent that any of the provisions of this Section 10 conflict with any provisions contained in
Section 3 of the agreement the Executive may be requested to sign pursuant to Section 9 of the Corporation's 2002 Stock Ownership and Option Retention Program, the provisions of this
Section 10 shall control.
          11.  REMEDY FOR BREACH
          The Executive hereby acknowledges that in the event of any breach or threatened breach by him of any of the provisions of sections 7, 8, 9 or 10 of this Agreement, the Corporation would have no adequate remedy at law and could suffer substantial and irreparable damage. Accordingly, the
                                 -18-


Executive hereby agrees that, in such event, the Corporation shall be entitled, without necessity of proving damages, and notwithstanding any election by the Corporation to claim damages, to obtain a temporary and/or permanent injunction to restrain any such breach or threatened breach or to obtain specific performance of any of such provisions, all without prejudice to any and all other remedies which the Corporation may have at law or in equity.
          12.  TERMINATION
              (a) This Agreement and the employment of the Executive by the Corporation shall terminate upon the earliest of the dates specified below:
                   (i)  the close of business on the date as of
which the term of the Executive's employment hereunder has terminated as provided in Section 2 hereof; provided, however, that such term is not extended by any other agreement between the Executive and the Corporation; or
                   (ii)  the close of business on the date of
the death of the Executive; or
                   (iii)  the close of business on the
effective date of the voluntary termination by the Executive of his employment with the Corporation; or
                                 -19-


                   (iv)  the close of business on the
fourteenth (14th) day following the date on which the Corporation provides the Executive with written notice of its intention to terminate the Employment of the Executive for "cause" (as defined in subsection 12(b)(1) below), which notice shall set forth the basis for such termination; provided, however, within the first (7) days of this period the Chief Executive Officer of the Corporation shall meet with the Executive and discuss in detail the reasons for the Executive's termination and permit the Executive (if the Chief Executive Officer deems it possible) to cure the refusal to perform, gross negligence or willful misconduct asserted as the occurrence of such cause or, at the Executive's request, permit him to resign without the Corporation's making any public disclosure of the basis of the Corporation's action (provided, however, that for purposes of this Agreement any such resignation shall still be deemed to be a termination for "cause" (as provided herein)), provided further the Corporation shall not purport to terminate the Executive's Employment for "cause" unless there exists clear and convincing evidence of the existence of such "cause" pursuant to the criteria set forth in subsection 12(b)(1) below;
                                  -20-


                   (v)  the close of business on the last day
of the month in which the Board of Directors of the Corporation elects to terminate the Executive's employment following and as a result of the inability of the Executive, by reason of physical or mental disability, for six (6) months within any twelve (12) month period during the term of this Agreement, to render services of the character contemplated by this Agreement.
              (b) (1) For purposes of this Agreement, the term "cause" shall mean a determination made in good faith by vote of a majority of the members of the Board of Directors of the Corporation then holding office (other than the Executive if he shall then be a director) that one of the following conditions exists or one of the following events has occurred;
                   (i)  indictment of the Executive for a
criminal offense; or
                   (ii)  the intentional refusal by the
Executive to perform such service as may legally and reasonably be delegated or assigned to him, consistent with his position, by the Chief Executive Office of the Corporation; or
                   (iii)  willful misconduct or gross
negligence on his part in connection with the performance of such duties, which misconduct or negligence causes or is reasonably likely to cause material economic injury to the Corporation or its business.
                                  -21-


              (c) (1) In the event of the termination of the Executive's employment (i) at any time for cause pursuant to subsection 12(a)(iv), (ii) subject to subsection 12(c)(2) below with respect to a voluntary termination of employment by the Executive for Good Reason (as defined in subsection 12(d) below), voluntarily at any time by the Executive pursuant to subsection 12(a)(iii), or (iii) for any other reason prior to August 1, 2004, then the sole compensation required to be paid by the Corporation to the Executive shall consist of his accrued but as then-unpaid base salary, any unpaid bonuses with respect to which he has a vested or guaranteed right as of the date of termination, and any accrued but unpaid vacation time.
 In addition, he shall be eligible to exercise any then-vested options held by him up to and including the date of termination of his employment. In the event of any termination without cause by the Corporation pursuant to this section 12(c)(1), the Corporation shall give the Executive at least 14 days' notice of such proposed termination prior to the date his employment termination shall be effective.
          (2) Except as otherwise provided in subsection 12(c)(1) above, in the event of the termination of the Executive's employment for any reason other than due to (i) his death or disability as provided in subsection 12(a)(ii) or 12
(a)(v); (ii) his voluntary termination of his employment from the Corporation pursuant to subsection 12(a)(iii) other than for Good Reason (as defined in subsection 12(d) below); or
                                  -22-


(iii) his termination for cause as provided in subsection 12(a)(iv), the Executive shall be paid at the time of such termination an amount equal to the annual base salary and the bonus actually earned by him during the last completed fiscal year immediately preceding any such termination and the Corporation shall, to the extent that the Executive's continued participation is possible under the normal terms and provisions of such plans and programs, continue to provide the Executive, at the Corporation's sole expense, for one year after the termination of his Employment, with all of the employee fringe benefits he was entitled to receive immediately prior to the termination of his Employment including but not limited to life, health, and disability insurance and the use of the automobile referred to in Section 5 (but the Executive shall not be credited with an additional year of service in the Executive Retirement Plan). In the event of any termination without cause by the Corporation pursuant to this section 12(c)(2), the Corporation shall give the Executive at least 14 days' notice of such proposed termination prior to the date his employment termination shall be effective. The Executive shall not be required to mitigate the amount of any payments provided for in this subsection 12(c) by seeking other employment, nor shall amounts payable under this subsection 12(c) be reduced as a result of his obtaining other employment or otherwise being compensated by any other employer following termination of his employment with the Corporation.
                                    -23-


          (3)  Immediately upon any termination of the
Executive's employment for any reason, any shares of capital stock, or options or rights to purchase shares of capital stock, of the Corporation shall cease to be subject to the Corporation's 2002 Stock Ownership and Option Retention Program (or any successor program), and any shares held in escrow under
Section 5 of this program shall immediately be released to the Executive (with any restrictive legends imposed under the program having been removed) and any forfeiture provisions applicable under such program shall immediately lapse.
              (d)  For purposes of this Agreement, "Good
Reason" for the Executive's voluntary termination of his employment shall exist if he:
                   (i)    experiences a material reduction in
                          his job responsibilities;
                   (ii)   is required to relocate his principal
                          work site to a facility or location
                          more than thirty-five (35) miles from
                          his then current principal work site
                          for the Corporation.
                   (iii)  experiences a reduction in his base
                          salary.
              (e) All the payments as set forth in subsection 12(c)(2) are contingent upon the Executive's signing at the time of employment termination the Corporation's standard waiver and release agreement.
                                -24-


          13.  NO CONFLICTING AGREEMENTS
          In order to induce the Corporation to enter into this Agreement and to employ the Executive on the terms and conditions set forth herein, the Executive hereby represents and warrants that he is not a party to or bound by any agreement, arrangement or understanding, written or otherwise, which prohibits or in any manner restricts his ability to enter into and fulfill his obligations under this Agreement, to be employed by and serve as an executive of the Corporation. The parties acknowledge and agree that the Executive shall not use or disclose, or be permitted to use or disclose, any confidential or proprietary information belonging to any prior employer in connection with his performance of services to the Corporation under this Agreement.
          14.  MISCELLANEOUS
              (a) This Agreement shall become effective as of the date hereof and, from and after that time, shall extend to and be binding upon the Executive, his personal representative or representatives and testate or intestate distributees, and upon the Corporation, its successors and assigns; and the term "Corporation," as used herein, shall include successors and assigns.
                                 -25-


              (b) Nothing contained in this Agreement shall be deemed to involve the creation by the Corporation of a trust for the benefit of, or the establishment by the Corporation of any other form of fiduciary relationship with the Executive, his beneficiaries or any of their respective legal representatives or distributees. To the extent that any person shall acquire the right to receive any payments from the Corporation hereunder, such right shall be no greater than the right of any unsecured general creditor of the Corporation.
              (c) Any notice required or permitted by this Agreement shall be given by registered or certified mail, return receipt requested, addressed to the Corporation at its then principal office or to the Executive at his residence address, or to either party at such other address or addresses as it or he may from time to time specify for the purpose in a notice similarly given to the other party.
              (d)  This Agreement shall be construed and
enforced in accordance with the laws of the State of New York.
 Any dispute or controversy arising under or in connection with this Agreement, including, any claims for employment discrimination under any federal, state, or local civil rights law, shall be settled exclusively by binding arbitration in Suffolk County of the state of New York and shall proceed under the rules then prevailing of the Judicial Arbitration and Mediation Service ("JAMS"). The dispute shall be referred to a
                                  -26-


single arbitrator to be mutually agreed to by the parties. If an arbitrator cannot be agreed upon within sixty (60) days of a demand for arbitration by either party, the dispute shall be referred to a single arbitrator appointed by JAMS. Any award determined by an arbitrator must be in accordance with the terms of this Agreement and shall be final and binding upon the parties. Judgment upon any award made in such arbitration may be entered and enforced in any court of competent jurisdiction.
 The Corporation and the Executive waive any right of appeal with respect to any judgment entered on an arbitrator's award in any court having jurisdiction. In the event that it is necessary for any party hereto to incur legal expenses in defending its or his rights hereunder, including but not limited to rights to reimbursement of legal fees and expenses under this sentence, the losing party shall reimburse the winning party for all reasonable legal fees and expenses incurred by him or it as a result thereof.
              (e)  Except as stated otherwise herein, this
instrument contains the entire agreement of the parties relating to the subject matter hereof, and there are no agreements, representations or warranties not herein set forth.
 No modification of this Agreement shall be valid unless in writing and signed by the Corporation and the Executive. A waiver of the breach of any term or condition of this Agreement shall not be deemed to constitute a waiver or any subsequent breach of the same or any other term or condition.
                                 -27-


              (f) If any provision of this Agreement shall be held invalid, such invalidity shall not affect any other provision of this Agreement not held so invalid, and all other such provisions shall remain in full force and effect to the full extent consistent with the law.





















                                  -28-


          IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.

                              SYMBOL TECHNOLOGIES, INC.

                              By: /s/Jerome Swartz

ATTEST:
/s/Leonard H. Goldner

                                 /s/William Nuti__
                                   EXECUTIVE



















                                     -29-


                         Exhibit 10.2

                   SYMBOL TECHNOLOGIES, INC.
               2002 DIRECTORS' STOCK OPTION PLAN

1. PURPOSE. The purpose of the Symbol Technologies, Inc. 2002 Directors' Stock Option Plan (the "Plan") is to advance the interests of Symbol Technologies, Inc. (the "Company") and its shareholders by encouraging increased share ownership by members of the Board of Directors of the Company (the "Board") who are not employees of the Company or any of its subsidiaries, in order to promote long-term shareholder value through continuing ownership of the Company's Common Stock.

2. ADMINISTRATION. The Plan shall be administered by the Board. The Board shall have all the powers vested in it by the terms of the Plan, such powers to include authority (within the limitations described herein) to prescribe the form of the agreement embodying awards of nonqualified stock options made under the Plan ("Options"). The Board shall, subject to the provisions of the Plan, grant Options under the Plan and shall have the power to construe the Plan, to determine all questions arising thereunder and to adopt and amend such rules and regulations for the administration of the Plan as it may deem desirable. Any decisions of the Board in the administration of the Plan, as described herein, shall be final and conclusive. The Board may act only by a majority of its members in office, except that the members thereof may authorize the Secretary or any other executive officer of the Company to execute and deliver documents on behalf of the Board. No member of the Board shall be liable for anything done or omitted to be done by him or by any other member of the Board in connection with the Plan, except for his own willful misconduct or as expressly provided by statute.

3. PARTICIPATION. Each member of the Board who is not employed by the Company or any of its subsidiaries on a full-time basis(a "Non-Employee Director") shall be eligible to receive an Option in accordance with Paragraph 5 below. As used herein, the term "subsidiary" means any corporation at least fifty percent (50%) of whose outstanding voting stock is owned, directly or indirectly, by the Company.

4. AWARDS UNDER THE PLAN. (A) Type of Awards. Awards under the Plan shall include only Options, which are rights to purchase shares of common stock of the Company having a par value of $.01 per share (the "Common Stock"). Such Options are subject to the terms, conditions and restrictions specified in Paragraph 5 below.
                                 -1-



     (B) Maximum Number of Shares That May Be Issued. There may be issued under the Plan pursuant to the exercise of Options an aggregate of not more than 1,000,000 shares of Common Stock subject to adjustment as provided in Paragraph 6 below. Such shares may be reserved or made available from the Corporation's authorized and reissued Common Stock or from Common Stock reacquired and held in the Company's treasury. If any Option is cancelled, terminates or expires unexercised, in whole or in part, any shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance under new Options.

     (C) Rights with Respect to Shares. A Non-Employee Director to whom an Option is granted (and any person succeeding to such a Non-Employee Director's rights pursuant to the Plan) shall have no rights as a shareholder with respect to any shares of Common Stock issuable pursuant to any such Option until receipt by the Company of the payment referred to in subparagraph 5(c)(iv) below. Except as provided in Paragraph 7 below, no adjustment shall be made for dividends, distributions or other rights (whether ordinary or extraordinary, and whether in cash, securities or other property) for which the record date is prior to the date of receipt of such payment.

5. OPTION PRICE AND TERMS. Each Option granted under the Plan shall be evidenced by an agreement in such form as the Board shall prescribe from time to time in accordance with the Plan and shall comply with the following terms and conditions:

     (a) The Option exercise price shall be the fair market value of the Common Stock subject to such Option on the date the Option is granted, which shall be the closing price on the date of grant as reported on the New York Stock Exchange Composite Transactions Tape, or if no shares of Common Stock were traded on that date, on the last preceding date on which the Common Stock was traded.

     (b) Each year beginning in 2002, each Non-Employee Director who has been a director of the Company for at least eleven (11) months shall, upon his re-election at the annual meeting of shareholders, automatically be granted an Option to purchase 20,000 shares of Common Stock.

     (c) Options shall not be exercisable:
       (i) before the expiration of one year from the date of grant, and
       (ii) after the expiration of ten years from the date of grant, and
       (iii) may be exercised during such period as follows:
             ten percent (10%) of the total number of shares of Common Stock covered by an Option shall become exercisable on the first anniversary of the date it is granted;
             fifteen percent (15%) of the total number of Shares of Common Stock covered by an Option shall become exercisable every six (6) months thereafter.
       (iv) unless payment in full is made for the shares of Common Stock being acquired at the time of exercise; such payment shall be made:
              (A) if such person shall cease to be such a
                  Non-Employee Director for reasons other
                  than death, while holding an Option that has not expired and has not been fully exercised, such person, at any time within ninety (90) days of the date he ceased to be such a Non-Employee Director
                  (but in no event after the Option has
                  expired under the provisions of
                  subparagraph 5(c)(ii) above), may
                  exercise the Option with respect to any
                  shares of Common Stock as to which he
                  could have exercised the Option on the
                  date he ceased to be a Non-Employee
                  Director; or
              (B) if any person to whom an Option has been
                  granted shall die holding an Option that has not expired and has not been fully exercised, his executors, administrators, heirs or distributees, or a transferee as provided in subparagraph 6(b) hereof, as the case may be, may, at any time within one (1) year after the date of such date
                  (but in no event after the Option has
                  expired under the provisions of sub-
                  paragraph 5(c)(ii) above), exercise the
                  Option with respect to any shares of
                  Common Stock as to which the decedent
                  could have exercised the Option at the
                  time of his death.

6. TRANSFERABILITY OF OPTIONS

     (a) Subject to the provisions of subparagraph 6 (b) hereof, options shall not be transferable by the optionee other than by will or the laws of descent and distribution, and shall be exercisable during his lifetime only by him (or by his duly appointed guardian or conservator).

     (b) The Board may, in its discretion, authorize the transfer of all or a portion of any options granted hereunder on terms which permit the transfer by the optionee to (i)the spouse, children or grandchildren of the optionee (the "Immediate Family Members"), (ii) a trust or trusts for the exclusive benefit of the Immediate Family Members; or (iii) a partnership in which the Immediate Family Members and/or the optionee are the only partners, provided that(A) the optionee shall receive the approval of the Board prior to such transfer, and such transfer must be limited to the person or entities listed in this sub-paragraph 6 (b), and (B) subsequent transfers of such transferred options shall be prohibited except in accordance with this paragraph 6. Following any such transfer, such options shall continue to be subject to the same terms and conditions as were applicable immediately prior to the transfer, provided that for purposes of this plan, the term optionee shall be deemed to refer to the transferor. In the event of the termination of the employment of the transferor, the provisions provided herein shall continue to be applicable to the options and shall limit the ability of the transferee to exercise any such transferred options the same extent they would have limited the optionee.

7. DILUTION AND OTHER ADJUSTMENTS. In the event of any change in the outstanding Common Stock of the Company by reason of any stock split, stock dividend, split-up, split-off, recapitalization, merger, consolidation, rights offering, reorganization combination or exchange of shares, a sale by the Company of all or virtually all of its assets, any distribution to shareholders other than a normal cash dividend, or other extraordinary or unusual events, the number or kind of shares that may be issued under the Plan pursuant to subparagraph 4(b) above, and the number or kind of Common Stock subject to, and the Option price per share under all then outstanding Options shall be automatically adjusted so that the proportionate interest of the participant shall be maintained as before the occurrence of such event. Any fractional share resulting from adjustments pursuant to this paragraph shall be eliminated from any then outstanding Option. Adjustments under this paragraph shall be made by the Board, whose determination thereof shall be conclusive and binding.

8. MISCELLANEOUS PROVISIONS

     (a) Except as expressly provided for in the Plan, no person shall have any claim or right to be granted an Option under the Plan. Neither the Plan nor any action taken hereunder shall be construed as giving any Non-Employee Director any right to be retained in the service of the Company or to continue to serve as a director of the Company.

     (b) An optionee's rights and interest under the Plan may not be assigned or transferred (except as provided in subparagraph 6(b)), hypothecated or encumbered in whole or in part either directly or by operation of law or otherwise (except in the event of a participant's death, by will or the laws of descent and distribution), including, but not by way of limitation, execution, levy, garnishment, attachment, pledge, bankruptcy or in any other manner, and no such right or interest of any optionee in the Plan shall be subject to any obligation or liability of such participant.

     (c) No Common Stock shall be issued hereunder unless counsel for the Company shall be satisfied that such issuance will be in compliance with applicable federal, state, local and foreign securities, securities exchange and other applicable laws and requirements.

     (d) It shall be a condition to the obligation of the Company to issue Common Stock upon exercise of an Option, that the optionee (or any beneficiary or person entitled to act under subparagraph 5(c)(iv)(B) above) pay to the Company, upon its demand, such amount as may be requested by the Company for the purpose of satisfying any liability to withhold federal, state, local or foreign income or other taxes. If the amount requested is not paid, the Company may refuse to issue any shares of Common Stock and all rights under the Option shall become null and void.

     (e) The expenses of the Plan shall be borne by the Company.

     (f) The Plan shall be unfunded. The Company shall not be required to establish any special or separate fund or to make any other segregation of assets to assure the issuance of shares of Common Stock upon exercise of any Option under the Plan, and rights to the issuance of Common Stock upon exercise of Options shall be subordinate to the claims of the Company's general creditors.

     (g) By accepting any Option or other benefit under the Plan, each optionee and each person claiming under or through him shall be conclusively deemed to have indicated his acceptance and ratification of, and consent to, any action taken under the Plan by the Company or the Board.

     (h) The masculine pronoun means the feminine and the singular means the plural in the Plan, wherever appropriate.

9. AMENDMENT OR DISCONTINUANCE. The Plan may be amended at any time and from time to time by the Board as the Board shall deem advisable; provided, however, that no amendment shall become effective without shareholder approval if such shareholder approval is required by law, rule or regulation, and provided further, to the extent required by Rule 16b-3 under Section 16 of the Securities Exchange Act of 1934, in effect from time to time, Plan provisions relating to the amount, price and timing of Options shall not be amended more than once every six months, except that the foregoing shall not preclude any amendment to comport with changes in the Internal Revenue Code of 1986, the Employee Retirement Income Security Act of 1974 or the rules thereunder in effect from time to time. No amendment of the Plan shall materially and adversely affect any right of any participant with respect to any Option theretofore granted without such participant's written consent.

10. GENERAL RESTRICTIONS.

     (a) No Option granted hereunder shall be exercisable if the Company shall, at any time and in its sole discretion, determine that (i) the listing upon any securities exchange, registration or qualification under any state or federal law of any Shares otherwise deliverable upon such exercise, or (ii) the consent or approval of any regulatory body or the satisfaction of withholding tax or other withholding liabilities, is necessary or appropriate in connection with such exercise. In any of such events, the exercisability of such Options shall be suspended and shall be not effective unless and until such withholding, listing, registration, qualification or approval shall have been effected or obtained free of any conditions not acceptable to the Company in its sole discretion, notwithstanding any termination of any Option or any portion of an Option during the period when exercisability has been suspended.

     (b) The Board may require, as a condition to the right to exercise an Option, that the Company receive from the optionee, at the time of any such exercise, representations, warranties and agreements to the effect that the Common Stock is being purchased by the optionee without any present intention to sell or otherwise distribute such Common Stock in violation of the Securities Act of 1933 (the "1933 Act") and that the optionee will not dispose of such Common Stock in transactions which, in the opinion of counsel to the Company, would violate the registration provisions of the 1933 Act and the rules and regulations thereunder and any applicable "blue sky" laws or regulations. The certificates issued to evidence such shares of Common Stock shall bear the appropriate legends summarizing such restrictions on the disposition thereof.

11. SHAREHOLDER APPROVAL AND ADOPTION. The Plan shall be submitted to the shareholders of the Company for approval in accordance with the applicable provisions of the General Corporate Law of the State of Delaware as promptly as practicable and in any event by September 30, 2002. Any Options granted hereunder prior to such shareholder approval shall not be exercisable unless and until such approval is obtained. If such approval is not obtained by September 30, 2002, the Plan and any Options granted hereunder shall be terminated.

12. TERMINATION. Unless the Plan shall theretofore have been terminated in accordance with Paragraph 11 above, the Plan shall terminate on February 18, 2012 and no Options under the Plan shall thereafter be granted, provided, however, the Board at any time may, in its sole discretion, terminate the Plan prior to the foregoing date. No termination of the Plan shall without the consent of the holder of any existing Option, materially and adversely affect his rights under such Option.

                         Exhibit 10.3

                  SYMBOL TECHNOLOGIES, INC.
       2002 STOCK OWNERSHIP and OPTION RETENTION PROGRAM

1. Purpose. The purpose of the Symbol Technologies, Inc. (the "Company") Stock Ownership and Option Retention Program (the "Program") is to foster the long-term interests of the Company's shareholders by requiring its Executive Officers (as that term is defined under SEC regulations) to maintain an equity interest in the Company. For purposes of this Program, the holdings of any Executive Officer shall include any options originally issued to the Executive Officer and subsequently transferred by him/her to any permitted transferee, provided however, that such transferee agrees to also be bound by the provisions of this Program as if it were an Executive Officer and that any shares of common stock acquired by such transferee upon the exercise of any such options shall also be treated as Restricted Stock (as hereinafter defined) if required under the provisions of this Program.

2. Participation. Participation in the Program shall be limited to Executive Officers of the Company only so long as the participant is deemed to be an Executive Officer. The General Counsel of the Company shall, in good faith, determine which individuals constitute Executive Officers for the purpose of complying with the Program. His determination shall be binding on all participants. At any time, a participant may request a formal determination from the General Counsel that his position with the Company has changed so that he is no longer an Executive Officer. Executive Officers must agree to participate in the Program to be eligible to receive option awards after May 6, 2002.

3. Oversight. The Compensation/Stock Option Committee of the Board of Directors (the "Committee") shall have oversight of the Program. Effective as of May 6, 2002, the Committee has established target levels of equity for each Executive Officer of the Company. The Committee retains the authority to waive any of the requirements of the Program for any individual participant in compliance with the hardship waiver guidelines set forth herein. Without prior permission of the Committee, unless and until an Executive Officer has attained specific minimum requirements there will exist significant limitations on the Executive Officer's freedom to reduce his equity position.

4.  Equity Interest and Stock Ownership Requirements

    a) Equity Interest Requirement. An Executive Officer may not exercise vested options unless the Executive Officer either (i) retains all shares acquired upon the exercise of the option (net of shares used to pay for the exercise price and taxes resulting from any exercise), or (ii) meets and will continue to meet the Equity Interest Requirement described below after the exercise and sale of shares acquired upon exercise.

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


                       Equity Interest   Stock Ownership
     Position            Requirement      Requirements

Chairman of the Board    7 times TCC     5 times Base Salary
President                5 times TCC     3 times Base Salary
Executive and Senior
  Vice President         3 times TCC     2 times Base Salary
Vice President           2 times TCC     1 times Base Salary

5. Restricted Stock. Effective on May 6, 2002, the date of adoption of the Program (the "Implementation Date"), shares of the Common Stock of the Company which are acquired in an option exercise, and which an Executive Officer must retain to satisfy the Stock Ownership Requirement, shall be designated as Restricted Stock. In addition, all shares of Common Stock of the Company designated as Restricted Stock under the 1995 Stock Ownership and Option Retention Program as of May 5, 2002 must be delivered by the Executive Officer to the Company and become Restricted Stock under the Program. The certificates for the Restricted Stock will bear a restrictive legend stating that the shares cannot be transferred while the holder is an Executive Officer of the Company and without the opinion of the Company's General Counsel. Regardless of changes in the market price of the Company's Common Stock, the Restricted Stock shall continue to be held in escrow by the Company until such time as the Executive Officer is no longer an Executive Officer of the Company (unless the Committee grants a Hardship Waiver to the Executive Officer).

6. Election to Discontinue Participation; Forfeiture. An Executive Officer may elect to discontinue participation in the Program. "Opting out" of the Program shall result in the immediate forfeiture of the Executive Officer's rights to 1) all Restricted Stock held in escrow by the Company for the Executive Officer; and 2) all options awarded to the Executive Officer after the date on which the individual became an Executive Officer.

7. Hardship Waiver. In the event an Executive Officer suffers a serious financial hardship (a "Hardship"), the Committee may waive such portion of the Equity Interest Requirement and/or the Stock Ownership Requirement it feels appropriate to meet such need if the Hardship is a result of one of the following conditions:

    a) Substantial expenses caused by an accident or illness involving the Executive Officer, a member of the Executive Officer's immediate family or household, or another dependent;
    b) The need to prevent an eviction or mortgage foreclosure on the principal residence of the Executive Officer; or
    c) Any other immediate and substantial financial need that the Committee may designate.

8.  Exempt Stock.  Shares of Common Stock which are:

    a)  not acquired in an option exercise, or
    b) acquired prior to the Implementation Date, except those shares previously designated as Restricted Stock acquired for the purpose of complying with the previous program, or
    c) acquired after the Implementation Date but not designated as Restricted Stock because the Executive Officer fully satisfied the Stock Ownership Requirement on the exercise date, or
    d) acquired upon the exercise of an option granted in connection with an Executive Officer's initial hiring, or
    e) acquired upon the exercise of an option and/or options awarded in connection with the promotion of an individual to the position of Executive Officer as well as any options awarded to such person prior to such promotion shall not be Restricted Stock and shall not be subject to the restrictions on transferability imposed hereunder.

9. Non-Compete. Each Executive Officer must execute the agreement in the form of Exhibit A. Violation of the non-compete provisions of the agreement shall result in a forfeiture of all of the Executive Officer's interest in any Restricted Stock held by the Company.

                          Exhibit 99.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Symbol
Technologies, Inc., (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Richard Bravman,
Chief Executive Officer of the Company, certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
               Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                               /s/Richard Bravman_________
                               Richard Bravman
                               Vice Chairman of the Board
                               of Directors and
                               Chief Executive Officer

                               Dated:  August 12, 2002




                           Exhibit 99.2

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Symbol
Technologies, Inc., (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Kenneth V.
Jaeggi, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
               Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                               /s/Kenneth V. Jaeggi_______
                               Kenneth V. Jaeggi
                               Senior Vice President -
                               Chief Financial Officer

                               Dated:  August 12, 2002