Form 10-Q
period 2002-09-30
SYMBOL TECHNOLOGIES INC
filed 2002-11-14
CIK 278352

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002

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


   Class                      Outstanding at September 30, 2002
Common Stock,                      230,564,549 shares
par value $0.01






            SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        INDEX TO FORM 10-Q
                                                            PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

     Condensed Consolidated Balance Sheets at
     September 30, 2002 and December 31, 2001                2

     Condensed Consolidated Statements of Operations
     Three and Nine Months Ended September 30, 2002
     and 2001                                                3

     Condensed Consolidated Statements of Cash Flows
     Three Months Ended September 30, 2002 and 2001          4

     Condensed Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 2002 and 2001           5

     Notes to Condensed Consolidated Financial
     Statements                                              6

ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations           28

ITEM 3.

     Quantitative and Qualitative Disclosures about
     Market Risk                                             39

ITEM 4.

     Controls and Procedures                                 39

PART II.  OTHER INFORMATION

ITEM 1.

     Legal Proceedings                                       40

ITEM 6.

     Exhibits and Reports on Form 8-K                        50

SIGNATURES                                                   51

CERTIFICATIONS                                               52


                        PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
As described elsewhere in this document, the Company is engaged with the assistance of outside counsel and an independent accounting firm in an ongoing internal investigation of certain accounting issues. The Company anticipates that the internal investigation will be completed in the fourth quarter of 2002. Based on its preliminary findings to date, the Company believes that it may have to restate its revenue, income and certain reserves previously reported in financial statements principally issued with respect to 2000, 2001 and 2002. The Company believes that the results reported in this Form 10-Q are likely to be affected by any such restatement, principally with respect to the amount and timing of revenue recognized and the creation and utilization of reserves during these periods. Please refer to notes 5,8, and 12 for further discussion of these issues. Any potential restatement is not expected to have a material impact on the Company's balance sheet as of September 30, 2002. Due to the preliminary results of the Company's ongoing internal investigation, the Company's independent public accounting firm did not complete its review of the condensed consolidated financial statements included herein prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.
                SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (All amounts in thousands, except stock par value)
                                                  September 30, December 31,
      ASSETS                                          2002         2001____
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and temporary investments                     $ 69,614      $80,967
  Accounts receivable, less allowance for doubtful
   accounts of $30,382 and $31,348, respectively      283,607      307,576
  Inventories                                         316,858      310,924
  Deferred income taxes                               183,619      182,964
  Prepaid and refundable income taxes                  26,712       22,498
  Other current assets                                 75,065       95,279
      TOTAL CURRENT ASSETS                            955,475    1,000,208
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $147,876 and
  $146,881, respectively                              226,433      241,226
DEFERRED INCOME TAXES                                  18,527       24,153
INVESTMENT IN MARKETABLE SECURITIES                    43,936       76,004
INTANGIBLE AND OTHER ASSETS, net of accumulated
  amortization of $184,340 and $202,011,
  respectively                                        522,654      551,083
                                                   $1,767,025   $1,892,674
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $288,494     $279,615
  Current portion of long-term debt                     6,695        6,548
  Deferred revenue                                     32,211       34,641
  Accrued restructuring expenses                        7,914       18,929
      TOTAL CURRENT LIABILITIES                       335,314      339,733
CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES               -       85,052
LONG-TERM DEBT, less current maturities               197,456      225,168
OTHER LIABILITIES AND DEFERRED REVENUE                 62,862       61,932
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00; authorized
     10,000 shares, none issued or outstanding              -            -
  Series A Junior Participating preferred stock,
     par value $1.00; authorized 500 shares, none
     issued or outstanding                                  -            -
  Common stock, par value $0.01; authorized
     600,000 shares; issued 256,255 shares and
     253,313 shares, respectively                       2,563        2,533
  Retained earnings                                   337,859      350,393
  Treasury stock, at cost, 25,690 shares
   and 24,532 shares, respectively                   (234,791)    (217,959)
  Other stockholders' equity                        1,065,762    1,045,822
                                                    1,171,393    1,180,789
                                                   $1,767,025   $1,892,674
           See notes to condensed consolidated financial statements
                                      -2-




                    SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)
                                  (Unaudited)

                                     Three Months Ended  Nine Months Ended
                                        September 30,__     September 30,_
                                      2002       2001__   2002      2001__

REVENUE                             $266,597   $253,939 $741,750  $892,021
 Product                              72,913     77,252  214,921   229,545
 Services                            339,510    331,191  956,671 1,121,566


COST OF REVENUE:
 Product costs                       154,095    194,043  437,047   673,799
 Amortization of software
  development costs                    4,991      4,607   14,058    13,326
 Product cost of revenue             159,086    198,650  451,105   687,125
 Services cost of revenue             52,585     59,508  155,415   172,915
                                     211,671    258,158  606,520   860,040
GROSS PROFIT                         127,839     73,033  350,151   261,526


OPERATING EXPENSES:
  Engineering                         34,305     28,108   90,545    87,466
  Selling, general and administrative 71,273     76,937  204,755   247,883
  Non-recurring compensation charge        -          -    8,597         -
  Non-recurring impairment charge          -          -   47,200         -
  Goodwill amortization                    -      4,124        -    12,123
                                     105,578    109,169  351,097   347,472


EARNINGS/(LOSS) FROM OPERATIONS       22,261    (36,136)    (946)  (85,946)


INTEREST EXPENSE, net                 (3,061)    (4,947) (10,727)  (12,943)


EARNINGS/(LOSS) BEFORE INCOME TAXES   19,200    (41,083) (11,673)  (98,889)


PROVISION FOR/(BENEFIT FROM)
 INCOME TAXES                          6,144     (5,390)  (3,736)  (31,588)


NET EARNINGS/(LOSS)                  $13,056   ($35,693) ($7,937) ($67,301)


EARNINGS/(LOSS) PER SHARE:
 Basic                                 $0.06     ($0.16)  ($0.03)   ($0.30)
 Diluted                               $0.06     ($0.16)  ($0.03)   ($0.30)


WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
  Basic                              230,384    228,372  229,657   226,983
  Diluted                            233,415    228,372  229,657   226,983


          See notes to condensed consolidated financial statements
                                     -3-


SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All amounts in thousands)
                                (Unaudited)
                                             Three Months Ended September 30,
                                                 2002             2001  _____
Cash flows from operating activities:
 Net earnings/(loss)                             $13,056      ($35,693)
 Adjustments to reconcile net earnings/(loss)
  to net cash provided by operating
   activities:
 Depreciation and amortization of property,
   plant and equipment                            13,092        12,756
 Other amortization                                8,383        11,025
 Provision for losses on accounts receivable       1,522         1,231
 Non cash restructuring and impairment charges         -        51,662
 Non cash compensation charge                      2,992             -
 Tax benefit on exercise of stock
  options and warrants                               950         4,945
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                             (4,962)      118,963
  Inventories                                    (15,337)       10,122
  Other assets                                     6,779        (6,233)
  Accounts payable and accrued expenses           21,943       (50,134)
  Income taxes payable                             4,724        (8,634)
  Accrued restructuring expenses                  (3,338)       (9,640)
  Other liabilities and deferred revenue           1,623          (354)
Net cash provided by operating activities         51,427       100,016
Cash flows from investing activities:
  Purchases of property, plant and equipment      (7,302)      (20,228)
  Investments in intangible and other assets     (16,894)      (11,779)
Net cash used in investing activities            (24,196)      (32,007)
Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of notes payable and long-term debt           (28,357)       (6,473)
  Repurchase of convertible notes                      -       (19,482)
  Exercise of stock options and warrants           2,868           790
  Dividends paid                                  (2,306)       (2,288)
  Purchase of treasury shares                          -        (5,163)
Net cash used in financing activities            (27,795)      (32,616)
Effects of exchange rate changes on cash             895         3,050
Net increase in cash and temporary investments       331        38,443
Cash and temporary investments, beginning
 of period                                        69,283        71,333
Cash and temporary investments, end of
 period                                          $69,614      $109,776
Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                       $ 3,063       $ 5,885
  Income taxes                                   $ 1,354       $   847
          See notes to condensed consolidated financial statements
                                    -4-


                  SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                 (Unaudited)
                                             Nine Months Ended September 30,
                                                  2002           2001_______
Cash flows from operating activities:
 Net loss                                        ($7,937)    ($67,301)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization of property,
   plant and equipment                            35,168       39,602
  Other amortization                              24,338       30,653
  Provision for losses on accounts receivable      4,218        2,853
  Writedown due to probable losses from customers      -       16,000
  Provision for inventory writedown                    -      110,000
  Non cash restructuring and impairment charges   47,200       51,662
  Non cash compensation charge                     2,992            -
  Tax benefit on exercise of stock options
   and warrants                                    7,926       43,045
Changes in assets and liabilities
 net of effects of acquisitions & divestitures:
  Accounts receivable                             19,507      107,599
  Inventories                                     (6,029)    (149,825)
  Other assets                                    26,050      (13,855)
  Accounts payable and accrued expenses            5,993      (28,139)
  Income taxes payable                            (4,214)     (82,230)
  Accrued restructuring expenses                 (11,015)     (56,823)
  Other liabilities and deferred revenue          (2,715)       7,007
Net cash provided by operating activities        141,482       10,248
Cash flows from investing activities:
  Proceeds from termination of
   collar arrangement                                  -       88,046
  Proceeds from sale of property, plant
   and equipment                                   4,196            -
  Purchases of property, plant and
   equipment                                     (25,494)     (74,443)
  Investments in intangible and other assets     (40,014)     (31,607)
Net cash used in investing activities            (61,312)     (18,004)
Cash flows from financing activities:
  Net proceeds from issuance and repayment
   of notes payable and long-term debt            (1,966)      79,253
  Repurchase of convertible notes and debentures (84,786)     (19,482)
  Exercise of stock options and warrants          16,998       31,339
  Dividends paid                                  (4,597)      (3,798)
  Purchase of treasury shares                    (20,949)     (32,360)
Net cash (used in)/provided by financing
  activities                                     (95,300)      54,952
Effects of exchange rate changes on cash           3,777         (831)
Net (decrease)/increase in cash and
 temporary investments                           (11,353)      46,365
Cash and temporary investments, beginning
  of period                                       80,967       63,411
Cash and temporary investments, end of
  period                                         $69,614     $109,776
Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest                                       $12,651      $13,656
  Income taxes                                   $ 7,065      $ 7,569
          See notes to condensed consolidated financial statements
                                    -5-


                 SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS
           (All dollar amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

As described elsewhere in this document, the Company is engaged with the assistance of outside counsel and an independent accounting firm in an ongoing internal investigation of certain accounting issues. The Company anticipates that the internal investigation will be completed in the fourth quarter of 2002. Based on its preliminary findings to date, the Company believes that it may have to restate its revenue, income and certain reserves previously reported in financial statements principally issued with respect to 2000, 2001 and 2002. The Company believes that the results reported in this Form 10-Q are likely to be affected by any such restatement, principally with respect to the amount and timing of revenue recognized and the creation and utilization of reserves during these periods. Please refer to notes 5,8, and 12 for further discussion of these issues. Any potential restatement is not expected to have a material impact on the Company's balance sheet as of September 30, 2002. Due to the preliminary results of the Company's ongoing internal investigation, the Company's independent public accounting firm did not complete its review of the condensed consolidated financial statements included herein prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the Company's financial position as of September 30, 2002, and the results of its operations and its cash flows for the three and nine months ended September 30, 2002 and 2001, in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to prior consolidated financial statements to conform with current presentations.

2. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,"
("SFAS No. 145"). This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". Certain provisions of this Statement will be effective for the Company for the year ending December 31, 2003, however the Company has elected to early adopt the provisions of this Statement in the quarter ending September 30, 2002. As a result, the gain on early extinguishment of debt of $813 (net of taxes of $383) which had been recorded by the Company as an extraordinary item in the statement of operations for the three and nine months ended September 30, 2001


                                -6-


has been reclassified and presented as a component of operating results. Additionally, the gain on early extinguishment of debt of $566 (net of taxes of $266) which had been recorded by the Company as an extraordinary item in the statements of operations for the three months ended March 31, 2002 and the six months ended June 30, 2002 has been reclassified and presented as a component of operating results for the nine months ended September 30, 2002.

3. INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets acquired in a business combination will no longer be amortized into results of operations, but rather subject to a periodic assessment for impairment. The Company adopted the provisions of this Statement effective January 1, 2002. Under the new standard, goodwill is subject to an annual assessment for impairment using a prescribed fair-value-based test. The Company completed the initial step of the transitional goodwill impairment test as of January 1, 2002 utilizing an independent appraisal during the quarter ended June 30, 2002. This step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons, the Company concluded there was no impairment of goodwill related to either of its reporting units.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

                                  Product    Services
                                  Segment     Segment     Total_
Balance as of January 1, 2002    $267,862    $ 71,204   $339,066
Net goodwill acquired during
 the year                          14,160       2,746     16,906
Translation adjustment             (3,076)       (818)    (3,894)
Balance as of September 30, 2002 $278,946    $ 73,132   $352,078

Adjusted financial information assuming SFAS No. 142 had been adopted as of January 1, 2001 is as follows:
                                      Three Months Ended    Nine Months Ended
                                         September 30,____    September 30, _
                                      2002          2001__    2002    2001__
                                         (Unaudited)          (Unaudited)

Reported net earnings/(loss)         $13,056    ($35,693)   ($7,937) ($67,301)
Goodwill amortization, net of tax          -       3,584          -     8,709
Adjusted net earnings/(loss)         $13,056    ($32,109)   ($7,937) ($58,592)

Basic Earnings/(Loss) Per Share:
 Earnings/(loss) as reported           $0.06      ($0.16)    ($0.03)   ($0.30)
 Goodwill amortization, net of tax         -        0.02          -      0.04
 Adjusted earnings/(loss)              $0.06      ($0.14)    ($0.03)   ($0.26)

Diluted Earnings/(Loss) Per Share:
 Earnings/(loss) as reported           $0.06      ($0.16)    ($0.03)   ($0.30)
 Goodwill amortization, net of tax         -        0.02          -      0.04
 Adjusted earnings/(loss)              $0.06      ($0.14)    ($0.03)   ($0.26)

                                 -7-


Other than goodwill, the Company's intangible assets, all of which are subject to amortization, consist of the following:

                                September 30, 2002     December 31, 2001
                              Gross     Accumulated   Gross   Accumulated
                              Amount    Amortization  Amount  Amortization
                                   (Unaudited)
Patents, trademarks
 and tradenames               $45,832    ($8,519)    $40,633   ($6,789)
Purchased technology           66,213    (28,385)     61,154   (21,340)
Software development costs    114,493    (74,887)    138,419  (102,027)
Other                           3,247        (83)        638       (54)
                             $229,785  ($111,874)   $240,844 ($130,210)

Estimated amortization expense for the above intangible assets, assuming no additions or writeoffs, for the three months ended December 31, 2002 and for each of the subsequent years ended December 31 is as follows:

                     2002 (fourth quarter)   $  8,097
                     2003 (full year)          28,069
                     2004 (full year)          19,706
                     2005 (full year)           7,857
                     2006 (full year)           5,932
                                              $69,661

4. EARNINGS/(LOSS) PER SHARE AND DIVIDENDS

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. For the three months ended September 30, 2002, diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. For the nine months ended September 30, 2002 and 2001, and the three months ended September 30, 2001 stock options and warrants outstanding and the effect of convertible subordinated notes and debentures have not been included in the net loss per share calculations since their effect would be antidilutive.

On August 12, 2002 the Company's Board of Directors approved a
$0.01 per share semi-annual cash dividend payable on October 7, 2002 to shareholders of record on September 13, 2002.

5. INVENTORIES
                        September 30, 2002  December 31, 2001
                              (Unaudited)

   Raw materials               $167,794          $178,431
   Work-in-process               15,145            16,108
   Finished goods               133,919           116,385
                               $316,858          $310,924

In June 2001, the Company recorded a $110,000 non-recurring special provision for excess and obsolete inventory for a writedown of certain radio frequency (RF) infrastructure and mobile computing inventory. The writedown was recorded to product cost of revenue as a result of lower demand for the Company's then current RF products, coupled with technological obsolescence due to planned introductions of new RF infrastructure products and mobile computing appliances. In September 2002, as a result of a review of this provision as well as an estimate of future charges expected to be incurred related to its RF and mobile computing inventory, the Company determined that it had higher sales on these product lines than originally
                                -8-


anticipated and that $55,200 of the total remaining provision of $78,900 was no longer required for its RF and mobile computing inventory. Therefore, $55,200 of the remaining provision was reversed against product cost of revenue in September 2002 leaving a remaining reserve of $23,700 at September 30, 2002. As part of its ongoing internal investigation, the Company is currently reviewing the creation and utilization of this reserve.

The Company also continues to monitor its reserve for excess and obsolete inventory. In September 2002, as a result of the continued general decline in the economy coupled with the prolonged decline in information technology spending, the Company determined it needed to increase its reserve for excess and obsolete inventory. The Company recorded an additional provision to product cost of revenue of $48,500 in September 2002. The Company is currently investigating whether this provision should have been recorded in prior quarters as a part of its ongoing investigation.

Any potential restatement is not expected to have a material impact on the Company's balance sheet as of September 30, 2002. Because the investigation is not complete and involves other issues, the magnitude of any adjustment is not known at this time. Any resulting restatement is likely to affect comparisons between currently reported amounts and amounts reported for previous periods.

The charge and the aforementioned reversal of the special excess and obsolete provision for RF and mobile computing inventory resulted in a net benefit of $6,700 to product cost of revenue in the statement of operations for the three and nine months ended September 30, 2002.

6. COMPREHENSIVE EARNINGS/(LOSS)
                               Three Months Ended  Nine Months Ended
                                    September 30,__     September 30,__
                                    2002      2001_     2002    2001__
                                     (Unaudited)        (Unaudited)
   Net earnings/(loss)            $13,056  ($35,693) ($7,937) ($67,301)
   Other comprehensive (losses)
    income/net of related taxes:
     Foreign currency translation
      adjustments                  (4,250)    4,246    2,901    (3,589)
     Unrealized losses
      on marketable securities     (1,690)   (2,967)  (3,682)  (10,945)
     Unrealized derivative
      gains/(losses)                  532      (822)  (3,050)      437
   Comprehensive earnings/(loss)  $ 7,648  ($35,236)($11,768) ($81,398)

7. CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES

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

In September 2001, at the option of the holders, Telxon repurchased $19,865 of its 5.75 percent convertible subordinated notes for $18,669 in cash.
                                -9-


Telxon used funds owed to it by the Company for such redemption and repurchases. The Company obtained such funds from borrowings under its line of credit. In accordance with SFAS No. 145 (see note 2), the gain on the early extinguishment of this debt has been included in the Company's operating results for each period presented.

8. RESTRUCTURING AND IMPAIRMENT CHARGES

a.) In September 2001, the Company's management approved and adopted a plan of restructuring primarily related to the reorganization of its manufacturing facilities. The plan includes a transition of volume manufacturing away from its Bohemia, New York facility to lower cost locations, primarily its Reynosa, Mexico facility and Far East contract manufacturing partners. In connection with this reorganization, the Company accrued for restructuring and impairment charges at September 30, 2001 related to workforce reduction, asset impairment and facility maintenance costs. As a result, the Company's operating results for the three and nine months ended September 30, 2001 include a $59,662 charge for restructuring and impairment, which was recorded as a component of cost of revenue. Under this plan, the Company recorded a workforce reduction charge related to the termination of approximately 375 employees, primarily manufacturing associates. As of September 30, 2002, approximately 290 employees had been terminated. The Company's restructuring plan was substantially completed by June 30, 2002 with the remaining workforce reductions to take place during the fourth quarter of 2002. The amount and timing of the Company's restructuring and impairment charges are a subject of the Company's ongoing internal investigation.

Details of the restructuring charges as of September 30, 2002 are as follows:
                          December 31,              September 30,
                             2001                      2002
                           Accrual     Utilized       Accrual_______
   Workforce reductions     $8,976      $4,914        $4,062
   Impaired fixed asset,
     facility maintenance,
     and other writeoffs     4,423       4,423             0
                           $13,399      $9,337        $4,062

b.) In December 2000, the Company's management approved and adopted a plan of restructuring as a result of the Telxon acquisition. In connection with this acquisition, the Company accrued for restructuring, impairment and integration related charges at December 1, 2000. This accrual, which primarily relates to anticipated costs for workforce reductions, asset impairments and lease terminations is also a subject of the Company's ongoing investigation. The Company's exit plan, which focused on the consolidation of manufacturing operations, including plant closings and elimination of redundant activities, was substantially completed by June 30, 2001. The amount accrued for workforce reductions related to the termination of 1,251 employees, primarily in manufacturing, management, sales and administrative support, all of whom have been terminated. During the nine months ended September 30, 2002, the Company utilized $156 in fixed asset and other impairment charges, and $1,522 in lease cancellation costs. As a result, the remaining unutilized restructuring expense balance is $3,852, which relates to ongoing lease commitments on abandoned facilities.
                                 -10-


The accrued restructuring expenses of $3,852 combined with accrued restructuring expenses of $4,062 related to the reorganization of the Company's manufacturing facilities (as discussed in (a), above) result in a total accrued restructuring expense of $7,914 remaining as of September 30, 2002.

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

9. COMMITMENTS AND CONTINGENCIES

In February 2002, the Company's former President and Chief Executive Officer announced his retirement. In connection therewith, the Company recorded a pre-tax non-recurring compensation and related benefits charge of $8,597 during the quarter ended March 31, 2002.

In July 2002, the Company announced the hiring of its new President and Chief Operating Officer, effective August 2002. As part of his compensation, the Company issued 400,000 fully vested treasury shares of the Company's common stock to this officer. Such shares had a pre-tax value of $2,992 at the date of issuance, which has been included in compensation expense during the third quarter of 2002. If he is an employee of the Company, this officer is restricted from selling or transferring these shares for a period of two years from the date of issuance. In addition to the aforementioned compensation charge, the Company recorded a pre-tax charge of approximately $700 in the third quarter of 2002 for recruiting fees and other expenses associated with this officer's hiring.

10. OTHER ASSETS

In February 2002, the Company loaned $1,000 to its current Chief Executive Officer. This loan bears interest at an annual rate of LIBOR plus 100 basis points, which approximated 2.8 percent at September 30, 2002. This loan is payable upon the earlier of: (1) the date he ceases to be an employee of the Company, (2) the date of sale of his California residence, or (3) February 19, 2007. In addition, if the officer or his wife sell any shares of common stock of the Company now owned by either of them or hereafter acquired (other than shares sold to pay the exercise price and taxes resulting from the exercise of any options originally granted to this officer by the Company) 100 percent of the net proceeds of such sales shall be applied immediately to reduce any outstanding indebtedness under this loan.
                             -11-



In addition, the Company loaned $500 to this officer in October 1999. This loan bears interest at an annual rate of 7 percent through October 2004, and 2.75 percent above the One Year Treasury Rate through maturity. The accrued interest amount currently due of $105 was paid in October 2002. The loan is payable upon the earlier of: (1) the date he ceases to be an employee of the Company, (2) the date of sale of his California residence, or (3) October 5, 2006. This loan is secured by a second mortgage on the officer's California residence. In addition, if the officer or his wife sell any shares of common stock of the Company now owned by either of them or hereafter acquired (other than shares sold to pay the exercise price and taxes resulting from the exercise of any options originally granted to this officer by the Company) 100 percent of the net proceeds of such sales shall be applied immediately to reduce any outstanding indebtedness under this loan.

These loans, including accrued interest, are classified as Intangible and Other Assets at September 30, 2002.

11. ACQUISITIONS

a.) During the second quarter of 2002, the Company entered into an agreement with the owners of Seal Sistemas e Technologia Da Informacao Ltda. ("Seal"), a Brazilian corporation which had operated as a distributor and integrator of the Company's products since 1987. The agreement resulted in the termination of distribution rights for Seal and the creation of a majority owned subsidiary of the Company that would serve as the Brazilian distributor and customer service entity ("Symbol Brazil"). In accordance with the terms of the agreement, the owners of Seal acquired a 49 percent ownership interest in Symbol Brazil.

Terms of the agreement included payments to the minority shareholders that range from $9,550 to a total of $14,800 contingent upon the attainment of certain annual net revenue levels of Symbol Brazil (as defined), and are payable no later than March 31, 2009. With each of these earnout payments, the Company will repurchase a portion of Symbol Brazil's shares owned by the minority shareholders such that the Company will ultimately own 100 percent of Symbol Brazil no later than March 31, 2009. Additionally, the Company loaned these minority shareholders $5,000 at the time of the agreement, which was recorded by the Company as part of the purchase price, but which will be repaid on the date the first earnout payment is triggered.

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

                             -12-



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

b.) On September 16, 2002, the Company completed the acquisition of @POS.com, Inc. ("@POS") through a merger of @POS with a wholly owned subsidiary of the Company. @POS is a leading technology provider for point-of-sale platforms and rapid software development tools. In the merger, the Company purchased all outstanding shares of @POS common stock as well as all outstanding shares of preferred stock (on an as-converted basis) for $0.46 per share, comprising approximately $5,136 of the purchase price. In addition, the Company paid @POS option holders for each outstanding option with an exercise price lower than $0.46 an amount equal to the difference between the aforementioned $0.46 and the option exercise price, comprising approximately $310 of the purchase price. The combined purchase price aggregated approximately $5,446. As a result of the acquisition all shares and options in @POS were cancelled.

In accordance with the merger agreement, any shareholder of @POS who has not voted in favor of the merger has the right to demand an appraisal of their shares. The purchase price paid includes the $0.46 per share for all shares outstanding at the time of the acquisition, including the minimum payment due to the dissenting shareholders, and has been paid by the Company to a transfer agent responsible for paying the merger consideration to each former @POS shareholder. The Company has evaluated the potential liability for any additional amounts which may be paid to dissenting shareholders. Management considers any such future payments unlikely, and the amount of any possible future payment to be immaterial.
Accordingly, no accrual for these amounts was recorded at September
30, 2002.

This acquisition has been accounted for by the purchase method of accounting and, accordingly, the consolidated statements of operations include the results of operations of @POS beginning September 17, 2002. The assets acquired and liabilities assumed were recorded at their estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company has obtained independent appraisals of certain intangible assets and their remaining useful lives. After allocating the purchase price to net tangible assets, purchased technology which has reached technological feasibility was valued by independent appraisal at $1,800 using a cash flow model, under which future cash flows were discounted utilizing an assessment of its life expectancy. This purchased technology has been capitalized and is being amortized over four years.

In addition, a portion of the purchase price was allocated to other intangible assets with an aggregate fair value as determined by independent appraisal of $3,000 at a weighted average useful life of
9.5 years. These intangible assets include trademarks and tradenames of $300 (5 year useful life), and customer related assets of $2,700 (10 year useful life).
                                -13-



The preliminary allocation of purchase price resulted in goodwill of approximately $6,141 at September 30, 2002. The preliminary purchase price allocation is subject to adjustment in 2003 when finalized.

Unaudited pro forma results of operations for the three and nine months ended September 30, 2002 and 2001, as if the Company had acquired @POS at the beginning of each period follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include the realization of cost savings from operating efficiencies, synergies or other effects resulting from the merger, and are not necessarily indicative of the actual consolidated results of operations had the merger occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

                        Unaudited Pro Forma

          Three Months Ended       Nine Months Ended
              September 30,          September 30,_____
            2002(3)    2001(1)     2002(3)(4) 2001(1)(2)_

Net revenue    $340,121   $333,992    $958,642   $1,128,628
Earnings/(loss)
 before
 extraordinary
 item            $9,670   ($36,428)   ($16,027)    ($68,488)
Net earnings/
 (loss)          $9,670   ($34,378)   ($16,027)    ($66,438)
Diluted
 earnings/
 (loss)per
  share           $0.04     ($0.15)     ($0.07)      ($0.29)

(1) The unaudited pro forma results for the three and nine months ended September 30, 2001 include an extraordinary gain on @POS' acquisition of Crossvue of $2,050 or $0.01 per share, and a pre-tax non-recurring charge of $59,662 or $0.18 per share for the reorganization of the Company's manufacturing facilities.

(2) The unaudited pro forma results for the nine months ended September 30, 2001 include a pre-tax non-recurring charge of $110,000 or $0.33 per share for a writedown of the Company's radio frequency infrastructure and mobile computing inventory.

(3) The unaudited pro forma results for the three and nine months ended September 30, 2002 include a pre-tax non-recurring charge of $3,683 or $0.01 per share related to the hiring of the Company's new
President and Chief Operating Officer.

(4) The unaudited pro forma results for the nine months ended September 30, 2002 include a pre-tax non-recurring compensation charge of $8,597 or $0.03 per share related to the retirement of the Company's former President and Chief Executive Officer, and a pre-tax non-recurring impairment charge of $47,200 or $0.14 per share related to the Company's investment in AirClic, Inc.


                             -14-



12. THE INTERNAL INVESTIGATION AND RELATED MATTERS

As previously disclosed, the Securities and Exchange Commission has issued a Formal Order Directing Private Investigation and Designating Officers to Take Testimony with respect to certain accounting matters, principally concerning the timing and amount of revenue recognized by the Company during the period of January 1, 2000 to December 31, 2001. The Company is cooperating with the Commission, and has produced documents in response to the Commission's inquiries. More recently the Company has learned that the United States Attorney's Office for the Eastern District of New York has commenced a related investigation. The Company is cooperating with that investigation, and has produced documents in response to the Eastern District's inquiries.

In addition, the Company has commenced its own investigation of these matters with the assistance of an outside law firm and independent accounting firm. The Company's investigation is still in progress and has not yet reached a final conclusion. It is anticipated that the internal investigation will be concluded in the fourth quarter of 2002. Based on preliminary findings of the internal investigation, the Company believes that it may have to restate its revenue and income and certain reserves, previously reported in financial statements principally issued with respect to 2000, 2001, and 2002. However, the amounts and time periods of any potential restatement have not been ascertained. Prior to any restatement, the results of the internal investigation must be reviewed by the Company's independent auditors.

The Company currently believes, based on preliminary findings, that the total revenue that would be either (i) reversed or (ii) reversed and restated in later fiscal years or (iii) otherwise adjusted as a result of a restatement would amount to less than 10 percent of the revenue originally reported for the fiscal years 2000 and 2001. Based upon the investigation to date, the Company further expects that the potential restatement would likely result in a net reduction of previously reported net income and revenue in 2000 and a net increase in previously reported net income and revenue for subsequent periods. Such a restatement is not expected to have a material impact on the Company's balance sheet as of September 30, 2002. Because this investigation is not complete, any actual restatement may vary from the foregoing estimates, may involve other issues, and would likely affect comparisons between currently reported amounts and amounts reported for previous periods.

As discussed in Note 5, the Company recorded an additional provision to product cost of revenue of $48,500 in September 2002 related to excess and obsolete inventory. The Company is currently investigating whether this provision should have been recorded in prior quarters. In September 2002, the Company reversed against product cost of revenue an inventory reserve of $55,200 previously recorded in June 2001 for the writedown of certain RF and mobile computing devices. The Company is currently reviewing the creation and utilization of this reserve. Any potential restatement is not expected to have a material impact on the Company's balance sheet as of September 30, 2002. Because the investigation is not complete and involves other issues, the magnitude of any adjustment is not known at this time. Any resulting restatement is likely to affect comparisons between currently reported amounts and amounts reported for previous periods.

The Company is continuing its efforts to make systems and process improvements to its system of internal accounting controls, including
                               -15-


hiring additional expertise and employees, and replacing employees, in corporate and other finance functions, where appropriate.

13. LEGAL MATTERS

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

On May 1, 2001, the Company filed an answer and counterclaim in response to Proxim's suit. The Company has responded by asserting its belief that Proxim's asserted patents are invalid and not infringed by any of the Company's products. In addition, the Company has asserted its belief that Proxim's claims are barred under principles of equity, estoppel and laches. The Company believes Proxim's claims are without merit. The Company has also filed counterclaims against Proxim, asserting that Proxim's RF product offerings infringe four of the Company's patents relating to wireless LAN technology. The Company has requested the Court grant an unspecified amount of damages as well as a permanent injunction against Proxim's sale of certain of its wireless LAN product offerings. The Court has severed the Company's counterclaim against Proxim involving the Company's patents relating to wireless LAN technology from Proxim's initial case.

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

On December 4, 2001, the Company filed a complaint against Proxim in the United States District Court in the District of Delaware

                              -16-


asserting that Proxim's RF product offerings infringe four of the Company's patents relating to wireless LAN technology. This complaint asserts the patents that were asserted in the Company's counterclaim against Proxim in the initial Proxim case prior to the severance of this counterclaim by the Court. On December 18, 2001, Proxim filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the patents asserted by the Company, injunctive and monetary relief for the Company's alleged infringement of one additional Proxim patent involving wireless LAN technology, monetary relief for the Company's alleged false patent marking, and injunctive and monetary relief for the Company's alleged unfair competition under the Lanham Act, common law unfair competition and tortious interference. The Company believes these claims to be without merit.

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

On August 13, 2002, the Company filed its Second Renewed Motion to Dismiss Proxim's Lanham Act, unfair competition and tortious interference counterclaims, based on Proxim's failure to provide discovery in support of its claims that it had been injured by the Company's press release announcing that it had filed suit against Proxim. Proxim filed its opposition papers on August 28, 2002 and the Company filed its reply papers on September 5, 2002. The motion is currently pending.

On August 9, 2002, Proxim served an Amended Motion to Implead Third Parties Under Rule 14. The parties Proxim sought to implead were, according to Proxim, suppliers of components used in Proxim's devices accused of infringing the Company's patents. The Company opposed the motion on August 23, 2002 and Proxim served its reply papers on August 30, 2002. On November 6, 2002, the Court denied Proxim's motion, finding that the addition of seven parties at this stage in the proceedings would unduly complicate the issues and delay the scheduled trial.

On August 15, 2002, Proxim moved to amend its answer and counterclaims to assert a defense of unenforceability with respect to one of the Company's four patents asserted against it, the '803 Patent, on the grounds of alleged inequitable conduct in the Patent Office. On August 29, 2002, the Company filed its papers in opposition to Proxim's motion, and in support of its own motion to dismiss the claims it had asserted with respect to the '803 Patent. During the course of discovery, the Company's counsel had learned that the '803 Patent was invalid for reasons having nothing to do with any alleged inequitable conduct on the Company's part. As a result, the Company had filed a disclaimer of the '803 Patent in the Patent Office, therefore rendering moot any claims in the case relating to the '803 Patent. Proxim filed
                               -17-


a response to the Company's motion on September 13, 2002, and the Company filed a reply on September 20, 2002. The motions are currently pending before the Court. As a result of the Company's disclaimer of the '803 Patent, it is now asserting three patents against Proxim rather than the four originally asserted. Discovery is ongoing. Trial of the case is scheduled to begin on September 8, 2003.

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

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal. The Federal Circuit heard oral arguments on this appeal on October 4, 2001. On January 24, 2002, the Federal Circuit found for the Auto ID companies, holding that the defense of prosecution laches exists as a matter of law. On March 20, 2002 the Federal Circuit denied Lemelson's petition for rehearing in banc. On October 7, 2002, the Supreme Court of the United States denied Lemelson's petition for a writ of certiorari to review the decision of the Federal Circuit. Accordingly, the issue has been remanded to the Court in Nevada to consider whether the laches defense is applicable to the Lemelson case.

On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. On August 8, 2000, the Lemelson Partnership filed a motion seeking an extension of approximately ten weeks in which to file an answer to this motion. On August 31, 2000, the Court granted the Lemelson Partnership's motion for such an extension. On October 25, 2000, the Lemelson Partnership filed a combined opposition to the motion of the Auto ID companies for partial summary judgment and its own cross-motion for partial summary judgment that many of the claims of the Lemelson Partnership's patents satisfy the written description requirement. On Janaury 8, 2001, the Auto ID companies filed a combined reply in support of their partial summary judgment motion and opposition to the Lemelson Partnership's partial summary judgment cross-motion. On June 15, 2001, the District Court heard oral arguments on this motion. On July 12, 2001, the District Court denied both the Auto ID companies' motion and Lemelson's cross-motion. In doing so, the Court did not rule on the merits of the matters raised in the motions, but instead held that there remain triable issues of material fact that preclude granting summary judgment in favor of either party.

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

On July 12, 2002, the Auto ID plaintiffs filed three new summary judgment motions with the Court in Nevada on the following grounds:
(1) that the so-called bar code patents are unenforceable based on the prosecution laches doctrine found to exist by the Federal Circuit; (2) that users of bar code equipment do not infringe Lemelson's patents based on Lemelson's statements in the prosecution history equating his alleged invention with video-based technology; and (3) that the so-called bar code patents are invalid based on Lemelson's admissions regarding the prior art that were made to advance the prosecution of his patent applications. On August 12, 2002, the Court denied all of these motions, but allowed the Auto ID plaintiffs to renew any arguments contained therein at trial. Accordingly, the Company expects to present these arguments as well as other strong invalidity, noninfringement, and fraud arguments (including those previously presented in summary judgement motions and the prosecution laches argument upheld by the Federal Circuit) against Lemelson's so-called bar code patents at trial. On September 25, 2002, the Court in Nevada issued a trial order allocating thirty-four days for a trial commencing November 18, 2002 and concluding January 24, 2003. On November 8, 2002 the Court denied the Lemelson Partnership's motion to alter the order of proof for the trial. Accordingly, the Auto-ID companies will present their case first.

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

On June 11, 2002 a complaint was filed against Telxon by Wyser-Pratte Management Co., Inc. ("Wyser-Pratte")whose President and sole shareholder is Mr. Guy Wyser-Pratte, a well-known securities arbitrageur. In late August 1998, Mr. Wyser-Pratte and Telxon settled a proxy litigation which arose out of discussions between Telxon and the Company during the April-June 1998 time period about a then possible acquisition by the Company. The complaint also names several former Telxon executives as well as Telxon's former outside auditors, PWC, as defendants. The complaint alleges violations of Sections 10b-5, 14, 18 and 20 of the Securities and Exchange Act of 1934, as well as common law claims for fraud and negligent misrepresentation. This litigation is related to the above described Telxon class action litigation. The Wyser-Pratte complaint seeks unspecified compensatory and punitive damages, as well as attorney's fees and costs. By Court Order dated June 20, 2002, this litigation was consolidated for discovery purposes with the Telxon class action litigation. On August 5, 2002, Telxon moved to dismiss the original Complaint. In response, Wyser-Pratte filed an Amended Complaint, on or about September 17, 2002. On October 25, 2002 Telxon moved to dismiss the Amended Complaint. Telxon's motion is expected to be fully briefed before the Court by the end of 2002. In addition, Wyser-Pratte has moved for partial summary judgment as to its Section 18 claim. Telxon will respond to that motion in the coming weeks. The Company believes that Telxon has meritorious defenses to the litigation, and Telxon intends to defend the action vigorously.

On March 5, 2002, a purported class action lawsuit was filed, entitled Pinkowitz v. Symbol Technologies, Inc. et al., in the United States District Court for the Eastern District of New York, on behalf of purchasers of the common stock of the Company between October 19, 2000 and February 13, 2002, inclusive, against the Company, Tomo Razmilovic, Jerome Swartz and Kenneth Jaeggi. The complaint alleged that defendants violated the federal securities laws by issuing materially false and misleading statements throughout the class period that had the effect of artificially inflating the market price of the Company's securities. Subsequently, a number of additional purported class actions containing substantially similar allegations were also filed against the Company and certain of its officers in the Eastern District of New York.

On September 27, 2002, a consolidated amended purported class action complaint was filed in the Eastern District of New York, consolidating the previously filed class actions. The consolidated amended complaint added additional individual defendants, including the members of the audit committee of the Company's Board of Directors and two former employees of the Company, and alleges principally that the Company improperly recognized revenue in numerous instances in 2000 and 2001. In addition, the consolidated amended complaint extended the class period to the time between April 26, 2000 and April 18, 2002. The Company intends to defend the action vigorously and believes that it has meritorious defenses.

14. BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREAS

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

a.)The Products segment sells bar code data capture equipment, mobile computing devices and other peripheral products and receives royalties. The Services segment provides wireless communication solutions that connect the Company's bar code reading equipment and mobile computing devices to wireless networks. This segment also provides worldwide comprehensive repair and maintenance integration and support in the form of service contracts or repairs on an as-needed basis. Management uses many factors to measure performance and allocate resources to these two reportable segments. The primary measurement is gross profit. The accounting policies of the two reportable segments are essentially the same as those applied to the consolidated financial statements, but management is continuing to monitor its cost of revenue allocations between the products and services segments. Changes in cost allocations between segments may be required which could materially change the reported gross profit of the segments. Summarized financial information concerning the Company's reportable operating segments is shown in the following table. Prior period data has been reclassified to reflect the current segment structure. Identifiable assets are those tangible and intangible assets used by each operating segment. Corporate assets are principally certain limited fixed assets, deferred taxes and prepaid and refundable income taxes which can not appropriately be allocated to either reportable segment. Intersegment transactions are minimal and any intersegment profit is eliminated in consolidation.
                                 -23-



                       REPORTABLE SEGMENTS
                                 Products    Services    Corporate Consolidated

Three Months ended September 30, 2002

External revenue                $266,597     $72,913          -    $339,510

Cost of revenue                  159,086      52,585          -     211,671

Gross profit                    $107,511     $20,328    $     -    $127,839

Identifiable assets           $1,474,521    $283,451     $9,053  $1,767,025

Three Months ended September 30, 2001

External revenue                $253,939     $77,252          -    $331,191

Cost of revenue                  198,650(1)   59,508(2)       -     258,158

Gross profit                     $55,289     $17,744          -     $73,033

Identifiable assets           $1,646,371    $282,299     $9,631  $1,938,301

Nine Months ended September 30, 2002

External revenue                $741,750    $214,921          -    $956,671

Cost of revenue                  451,105     155,415          -     606,520

Gross profit                    $290,645     $59,506    $     -    $350,151

Nine Months ended September 30, 2001

External revenue                $892,021     $229,545         -  $1,121,566

Cost of revenue                  687,125(3)   172,915(2)      -     860,040

Gross profit                    $204,896      $56,630         -    $261,526

(1) Product cost of revenue for the three months ended September 30, 2001 includes a pre-tax non-recurring charge of $53,091 related to the reorganization of the Company's manufacturing facilities.
Excluding this charge, gross profit for the product segment would have been $108,380.

(2) Services cost of revenue for the three and nine months ended September 30, 2001 includes a pre-tax non-recurring charge of $6,571 related to the reorganization of the Company's manufacturing facilities. Excluding this charge, gross profit for the services segment would have been $24,315 and $63,201, respectively, for the three and nine months ended September 30, 2001.

(3) Product cost of revenue for the nine months ended September 30, 2001 includes a pre-tax non-recurring charge of $110,000 related to an inventory writedown, and the aforementioned $53,091 pre-tax non-recurring charge related to the reorganization of the Company's manufacturing facilities. Excluding these charges, gross profit for the product segment would have been $367,987.

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

                          The                    Asia/
                           Americas       EMEA      Pacific   Corporate  Consolidated

Three Months ended
 September 30, 2002:
Sales to unaffiliated
  customers                 $227,555     $87,488    $24,467   $      -     $339,510
Transfers between
  geographic areas            78,366           -          -    (78,366)           -

     Total net revenue      $305,921     $87,488    $24,467   ($78,366)    $339,510

Earnings before
  income taxes               $66,521     $17,568     $8,369   ($73,258)     $19,200

Identifiable assets       $1,089,768    $285,614    $37,129   $354,514   $1,767,025

Three Months ended
 September 30, 2001:

Sales to unaffiliated
  customers                 $219,252     $91,388    $20,551   $      -     $331,191
Transfers between
  geographic areas            72,430           -         -     (72,430)           -

     Total net revenue      $291,682     $91,388    $20,551   ($72,430)    $331,191

Earnings/(loss) before
 income taxes               $ 71,562     $21,452     $8,058  ($142,155)    ($41,083)

Identifiable assets       $1,374,816    $191,932    $40,084   $331,469   $1,938,301

Nine Months ended
 September 30, 2002:

Sales to unaffiliated
  customers                 $653,706    $244,215    $58,750   $      -     $956,671
Transfers between
  geographic areas           215,333           -          -   (215,333)           -

     Total net revenue      $869,039    $244,215    $58,750  ($215,333)    $956,671

Earnings/(loss) before
  income taxes              $204,048     $49,389    $19,919  ($285,029)    ($11,673)

Nine Months ended
 September 30, 2001:

Sales to unaffiliated
  customers                 $775,246    $285,856    $60,464   $      -   $1,121,566
Transfers between
  geographic areas           238,719           -          -   (238,719)           -

     Total net revenue    $1,013,965    $285,856    $60,464  ($238,719)  $1,121,566

Earnings/(loss) before
  income taxes              $265,213    $ 69,220    $23,441  ($456,763)   ($98,889)



Safe harbor for forward-looking statements under securities litigation act of 1995; certain cautionary statements

This report contains forward-looking statements based on current expectations, forecasts and assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. These risks and uncertainties include price and product competition, dependence on new product development, reliance on major customers, customer demand for the Company's products and services, control of costs and expenses, international growth, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations, the Company's internal investigation, the governmental investigations and the current political climate, as well as the effect of the current international political situation, which is impossible to predict. For a further list and description of such risks and uncertainties, see the reports filed by the Company with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations
         (All dollar amounts in thousands, except per share data) Results of Operations
     As described elsewhere in this document, the Company is engaged with the assistance of outside counsel and an independent accounting firm in an ongoing internal investigation of certain accounting issues. The Company anticipates that the internal investigation will be completed in the fourth quarter of 2002. Based on its preliminary findings to date, the Company believes that it may have to restate its revenue, income and certain reserves previously reported in financial statements principally issued with respect to 2000, 2001 and 2002. The Company believes that the results reported in this Form 10-Q are likely to be affected by any such restatement, principally with respect to the amount and timing of revenue recognized and the creation and utilization of reserves during these periods. Please refer to notes 5,8, and 12 for further discussion of these issues. Any potential restatement is not expected to have a material impact on the Company's balance sheet as of September 30, 2002. Due to the preliminary results of the Company's ongoing internal investigation, the Company's independent public accounting firm did not complete its review of the condensed consolidated financial statements included herein prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.

      Net product revenue of $266,597 for the three months ended September 30, 2002 increased 5.0 percent from the comparable prior year period but decreased 16.8 percent to $741,750 for the nine months ended September 30, 2002 from the comparable prior year period. The increase for the three month period is due to increased sales volume of the Company's mobile computing products. The decrease for the nine month period is due to a global slowdown in information technology spending which resulted in a reduction in the quantity of units sold. Net services revenue of $72,913 and $214,921 for the three and nine months ended September 30, 2002 decreased 5.6 percent and 6.4 percent, respectively, from the comparable prior year periods primarily due to a decrease in professional service revenue resulting from fewer project management activities. Foreign exchange fluctuations favorably impacted the growth in total net revenue by approximately
2.0 percentage points and 0.2 percentage points for the three and nine months ended September 30, 2002, respectively. Foreign exchange fluctuations unfavorably impacted the growth in total net revenue by approximately 2.1 percentage points and 2.3 percentage points for the three and nine months ended September 30, 2001, respectively.

     Geographically, the Americas revenue increased 3.8 percent for the three months ended September 30, 2002, but decreased 15.7 percent for the nine months ended September 30, 2002 from the respective comparable prior year periods. EMEA revenue decreased 4.3 percent and 14.6 percent, respectively, for the three and nine months ended September 30, 2002 from the comparable prior year periods. Asia Pacific revenue increased 19.1 percent for the three months ended September 30, 2002, but decreased 2.8 percent for the nine months ended September 30, 2002 from the respective comparable prior year periods. The Americas, EMEA and Asia Pacific revenue represent approximately 67 percent, 26 percent, and 7 percent of net revenue for the three months ended September 30, 2002, and 68 percent, 26 percent and 6 percent of net revenue for the nine months ended September 30, 2002.

     The Company has forecasted revenue to be approximately $1,300,000 for the full year 2002. Attainment of this forecast is dependent on many factors, some of which are beyond the Company's control, including those previously enumerated as well as the assumption that there is a general improvement in the level of economic activity as well as increased information technology spending.

     Based on the aforementioned forecast level of revenue, the Company expects diluted earnings per share before non-recurring charges in the range of $0.20 to $0.25 for the full year 2002, prior to the impact of any restatement referred to herein. The forecast is contingent upon, among other factors, attainment of the revenue level previously discussed. As such, the Company has limited visibility to these numbers and there can be no assurance they will be achieved.

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

     Product cost of revenue (as a percentage of net product revenue) was
59.7 percent and 60.8 percent for the three and nine months ended September 30, 2002 as compared to 57.3 percent and 58.7 percent before non-recurring charges in the comparable prior year periods. The increase for the three months ended September 30, 2002 is due to an overall shift in product mix to lower margin products partially offset by the net effect of adjustments recorded in relation to the evaluation of certain inventory provisions discussed below and the favorable impact of foreign exchange fluctuations. The increase for the nine months ended September 30, 2002 is due to an overall shift in product mix to lower margin products coupled with reduced manufacturing absorption due to lower sales volumes partially offset by the net effect of adjustments recorded in relation to the evaluation of certain inventory provisions discussed below. Amortization of software development costs for the three and nine months ended September 30, 2002 of $4,991 and $14,058 increased from $4,607 and $13,326 in the comparable prior year periods due to new product releases.

     Included in product cost of revenue for the nine months ended September 30, 2001 is a $110,000 non-recurring special provision for excess and obsolete inventory recorded in the second quarter of 2001 for a writedown of certain radio frequency (RF) infrastructure and mobile computing inventory. The writedown was recorded as a result of lower demand for the Company's then current RF products, coupled with technological obsolescence due to planned introductions of new RF infrastructure products and mobile computing appliances. In September 2002, as a result of a review of this provision as well as an estimate of future charges expected to be incurred related to its RF and mobile computing inventory, the Company determined that it had higher sales on these product lines than originally anticipated and that $55,200 of the total remaining provision of $78,900 was no longer required for its RF and mobile computing inventory. Therefore, $55,200 of the remaining provision was reversed against product cost of revenue in September 2002 leaving a remaining reserve of $23,700 at September 30, 2002. As part of its ongoing internal investigation, the Company is currently reviewing the creation and utilization of this reserve.

     The Company also continues to monitor its reserve for excess and obsolete inventory. In September 2002, as a result of the continued general decline in the economy coupled with the prolonged decline in information technology spending, the Company determined it needed to increase its reserve for excess and obsolete inventory. The Company recorded an additional provision to product cost of revenue of $48,500 in September 2002. The Company is currently investigating whether this provision should have been recorded in prior quarters as part of its ongoing investigation.

     Any potential restatement is not expected to have a material impact on the Company's balance sheet as of September 30, 2002. Because the investigation is not complete and involves other issues, the magnitude of any adjustment is not known at this time. Any resulting restatement is likely to affect comparisons between currently reported amounts and amounts reported for previous periods.

     The charge and the aforementioned reversal of the special excess and obsolete provision for RF and mobile computing inventory resulted in a net benefit of $6,700 to product cost of revenue in the statement of operations for the three and nine months ended September 30, 2002.

     Services cost of revenue (as a percentage of net services revenue) was 72.1 percent and 72.3 percent for the three and nine months ended September 30, 2002 as compared to 68.5 percent and 72.5 percent before non-recurring charges in the comparable prior year periods. The increase for the three month period resulted primarily from lower contract revenue coupled with higher repair costs for parts and labor.

     Included in total cost of revenue for the three and nine months ended September 30, 2001 is a $59,662 non-recurring charge recorded in the third quarter of 2001 primarily related to the reorganization of the Company's manufacturing facilities consisting of $53,091 representing product cost of revenue and $6,571 representing services cost of revenue. This charge primarily relates to the Company's transition of most of its volume manufacturing away from its Bohemia, New York facility to lower cost locations, primarily its Reynosa, Mexico facility and Far East contract manufacturing partners. The amount and timing of the Company's restructuring and impairment charges are a subject of the Company's ongoing internal investigation.

     Engineering costs increased to $34,305 and $90,545 for the three and nine months ended September 30, 2002, from $28,108 and $87,466 for the respective prior year periods. This represents an increase of 22.0 percent and 3.5 percent, respectively, from the prior year periods.
This increase is due to a decrease in the amount of capitalized costs incurred for internally developed product software where economic and technological feasibility has been established, coupled with slightly higher expenditures incurred during the three months ended September 30, 2002 in connection with the continuing research and development of new products and the improvement of existing products. As a percentage of total net revenue, engineering expenses increased to 10.1 percent and
9.5 percent for the three and nine months ended September 30, 2002 compared to 8.5 percent and 7.8 percent for the comparable prior year
                               -30-


periods primarily due to higher expenditures during the three months ended September 30, 2002 and lower revenue levels for the nine months ended September 30, 2002.

     Selling, general and administrative expenses of $71,273 and $204,755 for the three and nine months ended September 30, 2002 decreased from $76,937 and $247,883 for the comparable prior year periods. In absolute dollars, selling, general and administrative expenses decreased 7.4 percent and 17.4 percent from the comparable prior year periods. The decrease is a result of cost containment efforts implemented during the last half of 2001. As a percentage of net revenue, such expenses decreased to 21.0 percent and 21.4 percent for the three and nine months ended September 30, 2002 from 23.2 percent and 22.1 percent in the comparable prior year periods. The decrease is due to the aforementioned cost containment efforts, partially offset by lower revenue levels for the nine months ended September 30, 2002.

     In July 2002, the Company announced the hiring of its new President and Chief Operating Officer, effective August 2002. As part of his compensation, the Company issued 400,000 fully vested treasury shares of the Company's common stock to this officer. Such shares had a pre-tax value of $2,992 at the date of issuance which has been included in compensation expense during the third quarter of 2002. If he is an employee of the Company, this officer is restricted from selling or transferring these shares for a period of two years from the date of issuance. In addition to the aforementioned compensation charge, the Company recorded a pre-tax charge of approximately $700 in the third quarter of 2002, for recruiting fees and other expenses associated with this officer's hiring.

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets acquired in a business combination will no longer be amortized into results of operations, but rather subject to a periodic assessment for impairment. The Company adopted the provisions of this Statement effective January 1, 2002. Under the new standard, goodwill is subject to an annual assessment for impairment using a prescribed fair-value-based test. The Company completed the initial step of the transitional
                                -31-


goodwill impairment test as of January 1, 2002 utilizing an independent appraisal during the quarter ended June 30, 2002. This step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons, the Company concluded there was no impairment of goodwill related to either of its reporting units.

     Adjusted financial information assuming SFAS No. 142 had been adopted as of January 1, 2001 is as follows:

                                      Three Months Ended    Nine Months Ended
                                         September 30,____    September 30, _
                                      2002          2001__    2002    2001__
                                         (Unaudited)          (Unaudited)
Reported net earnings/(loss)         $13,056    ($35,693)   ($7,937) ($67,301)
Goodwill amortization, net of tax          -       3,584          -     8,709
Adjusted net earnings/(loss)         $13,056    ($32,109)   ($7,937) ($58,592)

Basic Earnings/(Loss) Per Share:
 Earnings/(loss) as reported           $0.06      ($0.16)    ($0.03)   ($0.30)
 Goodwill amortization, net of tax         -        0.02          -      0.04
 Adjusted earnings/(loss)              $0.06      ($0.14)    ($0.03)   ($0.26)

Diluted Earnings/(Loss) Per Share:
 Earnings/(loss) as reported           $0.06      ($0.16)    ($0.03)   ($0.30)
 Goodwill amortization, net of tax         -        0.02          -      0.04
 Adjusted earnings/(loss)              $0.06      ($0.14)    ($0.03)   ($0.26)

     Net interest expense decreased to $3,061 and $10,727 for the three and nine months ended September 30, 2002 from $4,947 and $12,943 for the comparable prior year periods. This net decrease is primarily due to the lower interest expense resulting from Telxon's redemption and repurchases of its convertible debt.

     The Company's effective tax rate was 32 percent for the three and nine months ended September 30, 2002. This differed from the statutory rate primarily as a result of research and development tax credits and state taxes. The Company's effective tax benefit for the three and nine months ended September 30, 2001 was 13.1 percent and
31.9 percent, respectively. This differed from the statutory rate primarily as a result of non-recurring charges associated with the reorganization of the Company's manufacturing facilities and an inventory writedown.

Liquidity and Capital Resources
     The Company utilizes a number of measures of liquidity including the following:
                                       September 30,   December 31,
                                          2002 _____      2001_____
     Working Capital                   $620,161         $660,475
     Current Ratio (Current Assets
      to Current Liabilities)             2.8:1            2.9:1
     Long-Term Debt to Capital            14.4%            20.8%
      (Convertible subordinated notes
       and debentures plus long-term
       debt to convertible subordinated
       notes and debentures plus
       long-term debt plus equity)

     Current assets decreased by $44,733 from December 31, 2001 principally due to a decrease in accounts receivable due to increased cash collections, a decrease in other current assets primarily due to collection of notes receivable, and a decrease in cash due to debt redemption and repurchase, partially offset by the increase in inventory and prepaid and refundable income taxes.

     Current liabilities decreased $4,419 from December 31, 2001 primarily due to the utilization of accrued restructuring expenses, partially offset by the increase in accounts payable and accrued expenses.

     The aforementioned activity resulted in a working capital decrease of $40,314 for the nine months ended September 30, 2002. The Company's current ratio at September 30, 2002 decreased to 2.8:1 compared with 2.9:1 as of December 31, 2001.

     The Company generated $51,427 positive cash flow from operating activities for the three months ended September 30, 2002, and experienced an overall increase in cash of $331 for the period. The positive cash flow provided by operations was partially offset by the net repayment of long-term debt, investment in intangible and other assets, and purchases of property, plant and equipment.

     Property, plant and equipment expenditures for the nine months ended September 30, 2002 totaled $25,494 compared to $74,443 for the nine months ended September 30, 2001. In February 2001, the Company began a 150,000 square foot expansion of its 140,000 square foot manufacturing facility in Reynosa, Mexico. The total cost for this project was approximately $8,500 and was substantially completed in 2002. Additionally, in February 2001, the Company began construction of a new 334,000 square foot distribution center and data center in McAllen, Texas. The total cost for this project was approximately $33,000, which was substantially completed as of June 30, 2002. The Company continues to make capital investments in major systems and network conversions but does not have any other material commitments for capital expenditures.

     During the year ended December 31, 2000, the Company established a special purpose entity ("SPE") for the purpose of entering into a $50,000 lease receivable securitization agreement with a highly rated financial institution. The SPE is a consolidated entity and, accordingly, its results are included in the consolidated financial statements of the Company. During the nine months ended September 30, 2002, the Company securitized $7,373 of its lease receivables, which resulted in proceeds of $4,200. During the year ended December 31, 2001, the Company securitized $32,227 of its lease receivables, which resulted in proceeds of $18,700. The Company does not consider its securitization of lease receivables a significant dependency on its continued liquidity.

The Company had long-term debt outstanding, excluding current maturities and capital lease obligations, as follows:

                                       September 30, December 31,
                                            2002         2001____

Revolving Credit Facility                 $129,757   $125,439
Senior Notes                                 6,349     12,698
SAILS Exchangeable Debt                     67,178     93,206
Other                                          154        373
                                           203,438    231,716
Less Current Maturities                      6,355      6,548
                                          $197,083   $225,168

     The Company has a $350 million revolving credit facility with a syndicate of U.S. and International banks (the "Credit Agreement"). The terms of the Credit Agreement extend to 2004. Use of the borrowings is unrestricted and the borrowings are unsecured. These borrowings bear interest at either LIBOR plus 125 basis points at September 30, 2002, LIBOR plus 100 basis points at December 31, 2001 (which approximated 3.1 percent for both periods), or the base rate of the syndication agent bank (which approximated 4.8 percent at September 30, 2002 and December 31, 2001). At September 30, 2002, the Company had $129,757 of borrowings outstanding under the Credit Agreement, as compared to $125,439 outstanding at December 31, 2001. These borrowings have been classified as long-term obligations in each respective period.

     In March 1993, the Company issued $25,000 of its 7.76 percent Series A Senior Notes due February 15, 2003, and $25,000 of its 7.76 percent Series B Senior Notes due February 15, 2003 to two insurance companies for working capital and general corporate purposes. The Series A Senior Notes are being repaid in equal annual installments of $2,778, which began in February 1995. The Series B Senior Notes are being repaid in equal annual installments of $3,571, which began February 1997. The remaining balance of the Senior Notes is classified as current at September 30, 2002.

     In January 2001, the Company entered into a private SAILS arrangement with a highly rated financial institution. The securities which underlie the SAILS contract represent the Company's investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. The 4,160,000 shares of Cisco common stock had a market value of $43,597 at September 30, 2002 and are held as collateral to secure the debt instrument associated with the SAILS and are included in the balance of Investment in Marketable Securities. This debt has a seven-year maturity and pays a cash coupon of 3.625 percent. The SAILS contain an embedded equity collar, which effectively manages a large portion of the Company's exposure to fluctuations in the fair value of its holdings in Cisco common stock. At maturity, the SAILS will be exchangeable for shares of Cisco common stock, or at the Company's option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar agreement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under its revolving credit facility. The Company accounts for the embedded equity collar as a derivative financial instrument in accordance with the requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities." The change in fair value of this derivative between reporting dates is recognized through earnings but has been mitigated by the changes in market value of Cisco shares classified as trading securities which resulted in a net effect on earnings which is not material. The derivative has been combined with the debt instrument in long-term debt in an appropriate presentation of the Company's overall future cash outflows for that debt instrument under Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" for the legal right of offset for accounting purposes. The SAILS liability, net of the derivative asset, represents $67,178 of the total long-term debt balance outstanding at September 30, 2002. The Company has the option to terminate the SAILS arrangement prior to its scheduled maturity.
Such early termination would require the Company to pay an amount based on the fair value of the embedded equity collar and the underlying stock, which would be recorded in the Company's statement of operations in the period of termination. Such amount, however, will never exceed the present value of the Company's future coupon payments at the time of termination. At the present time, the Company does not anticipate terminating the SAILS arrangement prior to its scheduled maturity date.

     The remaining portion of long-term debt outstanding relates to various other loans maturing through 2008.

     The combined aggregate amount of long-term debt maturities for the three months ended December 31, 2002 and each of the subsequent years ended December 31 are as follows:

                2002 (fourth quarter)   $      6
                2003 (full year)           6,379
                2004 (full year)         129,786
                2005 (full year)              31
                2006 (full year)              32
                Thereafter                67,204
                                        $203,438

     The Company's long-term debt to capital ratio decreased to 14.4 percent at September 30, 2002 from 20.8 percent at December 31, 2001 primarily due to Telxon's repurchases and redemption of its remaining convertible subordinated notes and debentures, the net repayment of foreign currency borrowings and the increase in equity due to stock option exercises, partially offset by net borrowings under the Company's credit facility (increase resulting from financing of convertible notes and debentures redeemed and repurchased partially offset by repayments), the decrease in equity due to the net loss for the period, and the repurchase of treasury shares.

     The Company has loan agreements with various banks pursuant to which, the banks have agreed to provide lines of credit totaling
$57,000. As of September 30, 2002 the Company had no borrowings outstanding under these lines as compared to $19 outstanding at December 31, 2001. These agreements continue until such time as either party terminates the agreements.

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

     The Company continues to enter into obligations and commitments to make future payments under lease agreements. The Company's capital lease obligations are included in long-term debt as presented on the balance sheet. The combined aggregate amount of required future minimum rental payments under non-cancelable capital and operating leases for the three months ended December 31, 2002 and each of the subsequent years ended December 31, are as follows:

                                           Capital   Operating
                                           Leases_    Leases__
   2002 (fourth quarter)                    $128      $ 4,566
   2003 (full year)                          373       16,510
   2004 (full year)                          246       13,672
   2005 (full year)                           46       12,112
   2006 (full year)                            -       11,009
   Thereafter                                  -      _37,449
   Total minimum payments                    793      $95,318
   Less amounts representing interest         80
   Present value of future lease payments    713
   Less current portion                      340
   Long-term capital lease obligation       $373

     The current and long-term capital lease obligations of $340 and $373, respectively, combined with the current and long-term debt outstanding of $6,355 and $197,083, respectively, result in a total current and long-term debt balance of $6,695 and $197,456, respectively at September 30, 2002.

     The Company has a balance of accrued purchase commitments of $11,076 at September 30, 2002, compared to $13,822 at December 31, 2001. Payments are due within one year and such balances are included in the balance of accounts payable and accrued expenses in each respective period.
                                -36-


     The Company believes that it has adequate liquidity to meet its current and anticipated needs from working capital, results of its operations, and existing credit facilities.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

     As previously disclosed, the Securities and Exchange Commission has issued a Formal Order Directing Private Investigation and Designating Officers to Take Testimony with respect to certain accounting matters, principally concerning the timing and amount of revenue recognized by the Company during the period from January 1, 2000 to December 31, 2001. The Company is cooperating with the Commission, and has produced documents in response to the Commission's inquiries. More recently, the Company has learned that the United States Attorney's Office for the Eastern District of New York has commenced a related investigation. The Company is cooperating with that investigation, and has produced documents in response to the Eastern District's inquiries.

     In addition, the Company has commenced its own investigation of these matters with the assistance of an outside law firm and independent accounting firm. The Company's investigation is still in progress and has not yet reached a final conclusion. It is anticipated that the internal investigation will be concluded in the fourth quarter of 2002. Based on preliminary findings of the internal investigation, the Company believes that it may have to restate its revenue and income and certain reserves, previously reported in financial statements principally issued with respect to 2000, 2001 and 2002. However, the amounts and time periods of any potential restatement have not been ascertained. In addition, prior to there being any restatement, the results of the internal investigation must be reviewed by the Company's independent auditors.
     The Company currently believes, based on preliminary findings, that the total revenue that would be either (i) reversed or (ii) reversed and restated in later fiscal years or (iii) otherwise adjusted as a result of a restatement would amount to less than 10 percent of the revenue originally reported for the fiscal years 2000 and 2001. Based on the investigation to date, the Company further expects that the potential restatement would likely result in a net reduction of previously reported net income and revenue in 2000 and a net increase in previously reported net income and revenue in subsequent periods. Such a restatement is not expected to have a material impact on the Company's balance sheet as of September 30, 2002. Because the initial investigation is not yet complete, any actual restatement may vary from the foregoing estimates, may involve other issues, and would likely affect comparisons between currently reported amounts and amounts reported for previous periods.
Critical Accounting Policies

    The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of
                                 -37-


contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition

     Revenue related to sales of the Company's products and systems is generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company accrues related product return reserves and warranty expenses at the time of sale. Service and maintenance sales are recognized over the contract term. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". Accordingly, if products, services or maintenance are bundled in a single contract, revenue will be recognized once all elements of the contract are completed unless the following criteria are met: (1) the product has been delivered; (2) the undelivered services or maintenance are not essential to the delivered products; (3) the fee for the product is not subject to forfeiture, refund or concession based on performance of the services or maintenance; (4) the fair value of services and maintenance are determined based on the price charged by the Company, or the price charged by competitors when similar services or maintenance are sold separately; and (5) the revenue related to any element of the contract is not subject to customer acceptance; in which case the revenue for each element will be recognized independently. The application of these policies to the Company's revenue is a subject of the Company's ongoing internal investigation.

Long-Lived Assets

     The Company assesses the impairment of its long-lived assets, including property, plant and equipment, identifiable intangible assets and software development costs whenever events or changes in circumstances indicate the carrying value may not be recoverable.
Factors the Company considers important which could trigger an impairment review include significant changes in the manner of the Company's use of
                                    -38-


the acquired asset, changes in historical or projected operating performance and significant negative economic trends.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Refer to ITEM 7, in the Company's annual report on Form 10-K for the year ended December 31, 2001 for required disclosure. The Company does not currently believe there are any material changes to this disclosure.

ITEM 4.  Controls and Procedures

The Company has undertaken what it believes to be substantial steps to improve its controls and procedures and intends to continue this process. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c)under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were believed to be effective as to this current quarter. Although the Company believes that it has significantly improved its controls and procedures in the last fiscal year, these procedures and controls continue to be evaluated in connection with the Company's ongoing investigation. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
                                  -39-




                      PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

As previously disclosed, the Securities and Exchange Commission has issued a Formal Order Directing Private Investigation and Designating Officers to Take Testimony with respect to certain accounting matters, principally concerning the timing and amount of revenue recognized by the Company during the period of January 1, 2000 to December 31, 2001. The Company is cooperating with the Commission, and has produced documents in response to the Commission's inquiries. More recently the Company has learned that the United States Attorney's Office for the Eastern District of New York has commenced a related investigation. The Company is cooperating with that investigation, and has produced documents in response to the Eastern District's inquiries.

In addition, the Company has commenced its own investigation of these matters with the assistance of an outside law firm and an independent accounting firm. The Company's investigation is still in progress and has not yet reached a final conclusion. It is anticipated that the internal investigation will be concluded in the fourth quarter of 2002. Based on preliminary findings of the internal investigation, the Company believes that it may have to restate its revenue and income and certain reserves, previously reported in financial statements principally issued with respect to 2000, 2001, and 2002. However, the amounts and time periods of any potential restatement have not been ascertained. Prior to any restatement, the results of the internal investigation must be reviewed by the Company's independent auditors.

The Company currently believes, based on preliminary findings, that the total revenue that would be either (i) reversed or (ii) reversed and restated in later fiscal years or (iii) otherwise adjusted as a result of a restatement would amount to less than 10 percent of the revenue originally reported for the fiscal years 2000 and 2001. Based upon the investigation to date, the Company further expects that the potential restatement would likely result in a net reduction of previously reported net income and revenue in 2000 and a net increase in previously reported net income and revenue for subsequent periods. Such a restatement is not expected to have a material impact on the Company's balance sheet as of September 30, 2002. Because this investigation is not complete, any actual restatement may vary from the foregoing estimates, may involve other issues, and would likely affect comparisons between currently reported amounts and amounts reported for previous periods.

As discussed in Note 5, the Company recorded an additional provision to product cost of revenue of $48,500 in September 2002 related to excess and obsolete inventory. The Company is currently investigating whether this provision should have been recorded in prior quarters. In September 2002, the Company reversed against product cost of revenue an inventory reserve of $55,200 previously recorded in June 2001 for the writedown of certain RF and mobile computing devices. The Company is currently reviewing the creation and utilization of this reserve. Any potential restatement is not expected to have a material impact on the Company's balance sheet as of September 30, 2002. Because the investigation is not complete and involves other issues, the magnitude of any adjustment is not known at this time. Any
                            -40-


resulting restatement is likely to affect comparisons between currently reported amounts and amounts reported for previous periods.

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

On May 1, 2001, the Company filed an answer and counterclaim in response to Proxim's suit. The Company has responded by asserting its belief that Proxim's asserted patents are invalid and not infringed by any of the Company's products. In addition, the Company has asserted its belief that Proxim's claims are barred under principles of equity, estoppel and laches. The Company believes Proxim's claims are without merit. The Company has also filed counterclaims against Proxim, asserting that Proxim's RF product offerings infringe four of the Company's patents relating to wireless LAN technology. The Company has requested the Court grant an unspecified amount of damages as well as a permanent injunction against Proxim's sale of certain of its wireless LAN product offerings. The Court has severed the Company's counterclaim against Proxim involving the Company's patents relating to wireless LAN technology from Proxim's initial case.

On May 14, 2001, the Company announced that an agreement had been reached with Intersil Corporation, a supplier of key wireless LAN chips to the Company. Under this agreement, Intersil will generally indemnify and defend the Company against Proxim's initial infringement suit. On May 30, 2002, the Court granted Intersil's motion to intervene as a defendant in the Proxim
                                -41-


infringement suit. Having granted Intersil's motion to intervene, the Court imposed a mandatory stay in the case until the conclusion of a related proceeding involving Proxim, Intersil, and other parties in the U.S. International Trade Commission ("ITC"). The Court further barred Proxim from collecting damages against the Company attributable to the Company's alleged infringing conduct during the stay. On June 14, 2002, Proxim filed a motion requesting the Court reconsider the damages bar portion of the Court's May 30th order. The motion is currently pending.

On December 4, 2001, the Company filed a complaint against Proxim in the United States District Court in the District of Delaware asserting that Proxim's RF product offerings infringe four of the Company's patents relating to wireless LAN technology. This complaint asserts the patents that were asserted in the Company's counterclaim against Proxim in the initial Proxim case prior to the severance of this counterclaim by the Court. On December 18, 2001, Proxim filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the patents asserted by the Company, injunctive and monetary relief for the Company's alleged infringement of one additional Proxim patent involving wireless LAN technology, monetary relief for the Company's alleged false patent marking, and injunctive and monetary relief for the Company's alleged unfair competition under the Lanham Act, common law unfair competition and tortious interference. The Company believes these claims to be without merit.

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

On August 13, 2002, the Company filed its Second Renewed Motion to Dismiss Proxim's Lanham Act, unfair competition and tortious interference counterclaims, based on Proxim's failure to provide discovery in support of its claims that it had been injured by the Company's press release announcing that it had filed suit against Proxim. Proxim filed its opposition papers on August 28, 2002 and the Company filed its reply papers on September 5, 2002.
 The motion is currently pending.
                               -42-



On August 9, 2002, Proxim served an Amended Motion to Implead Third Parties Under Rule 14. The parties Proxim sought to implead were, according to Proxim, suppliers of components used in Proxim's devices accused of infringing the Company's patents. The Company opposed the motion on August 23, 2002 and Proxim served its reply papers on August 30, 2002. On November 6, 2002, the Court denied Proxim's motion, finding that the addition of seven parties at this stage in the proceedings would unduly complicate the issues and delay the scheduled trial.

On August 15, 2002, Proxim moved to amend its answer and counterclaims to assert a defense of unenforceability with respect to one of the Company's four patents asserted against it, the '803 Patent, on the grounds of alleged inequitable conduct in the Patent Office. On August 29, 2002, the Company filed its papers in opposition to Proxim's motion, and in support of its own motion to dismiss the claims it had asserted with respect to the '803 Patent. During the course of discovery, the Company's counsel had learned that the '803 Patent was invalid for reasons having nothing to do with any alleged inequitable conduct on the Company's part. As a result, the Company had filed a disclaimer of the '803 Patent in the Patent Office, therefore rendering moot any claims in the case relating to the '803 Patent. Proxim filed a response to the Company's motion on September 13, 2002, and the Company filed a reply on September 20, 2002. The motions are currently pending before the Court. As a result of the Company's disclaimer of the '803 Patent, it is now asserting three patents against Proxim rather than the four originally asserted.

Discovery is ongoing. Trial of the case is scheduled to begin on September 8, 2003.

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






                              -43-



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






                                 -44-


particular method claims of the patents-in-suit by the plaintiffs' customers. The Company believes these claims to be without merit.

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. The Court entered a clarifying, superseding order on July 25, 2000. On September 1, 2000, the U.S. Court of Appeals for the Federal Circuit granted the petition of the Auto ID companies for permission to pursue this interlocutory appeal. The Federal Circuit heard oral argument on this appeal on October 4, 2001. On January 24, 2002, the Federal Circuit found for the Auto ID companies, holding that the defense of prosecution laches exists as a matter of law. On March 20, 2002 the Federal Circuit denied Lemelson's petition for rehearing in banc. On October 7, 2002, the Supreme Court of the United States denied Lemelson's petition for a writ of certiorari to review the decision of the Federal Circuit. Accordingly, the issue has been remanded to the Court in Nevada to consider whether the laches defense is applicable to the Lemelson case.

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

On October 25, 2000, the Lemelson Partnership filed a combined opposition to the motion of the Auto ID companies for partial summary judgment and its own cross-motion for partial summary judgment that many of the claims of the Lemelson Partnership's patents satisfy the written description requirement. On January 8, 2001, the Auto ID companies filed a combined reply in support of their partial summary judgment motion and opposition to the Lemelson Partnership's partial summary judgment cross-motion. On June 15, 2001, the District Court heard oral arguments on this motion. On July 12, 2001, the District Court denied both the Auto ID companies' motion and Lemelson's cross-motion. In doing so, the Court did not rule on the merits of the matters raised in the motions, but instead held that there remain triable issues of material fact that preclude granting summary judgment in favor of either party.
                                 -45-


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

On July 12, 2002, the Auto ID plaintiffs filed three new summary judgment motions with the Court in Nevada on the following grounds:
(1) that the so-called bar code patents are unenforceable based on the prosecution laches doctrine found to exist by the Federal Circuit; (2) that users of bar code equipment do not infringe Lemelson's patents based on Lemelson's statements in the prosecution history equating his alleged invention with video-based technology; and (3) that the so-called bar code patents are invalid based on Lemelson's admissions regarding the prior art that were
made to advance the prosecution of his patent applications.    On
August 12, 2002, the Court denied all of these motions, but allowed the Auto ID plaintiffs to renew any arguments contained therein at trial. Accordingly, the Company expects to present these arguments as well as other strong invalidity, noninfringement, and fraud arguments (including those previously presented in summary judgement motions and the prosecution laches argument upheld by the Federal Circuit) against Lemelson's so-called bar code patents at trial.

On September 25, 2002, the Court in Nevada issued a trial order allocating thirty-four days for a trial commencing November 18, 2002 and concluding January 24, 2003. On November 8, 2002 the Court denied the Lemelson Partnership's motion to alter the order of proof for the trial. Accordingly, the Auto-ID companies will present their case first.

                                -46-


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

On November 8, 1999, the defendants jointly moved to dismiss the Amended Complaint, which was denied on September 29, 2000. Following the denial, the parties filed a proposed joint case schedule, discovery commenced, and the parties each filed their initial disclosures. On October 30, 2000, defendants filed their answer to the plaintiffs' amended complaint as well as a Motion for Reconsideration or to Certify the Order Denying the Motion to Dismiss for Interlocutory Appeal and request for oral argument, and a memorandum of points and authorities in support of that motion. On November 14, 2000, Plaintiffs filed a Memorandum in Opposition of Defendants Motion. This Motion was denied on January 19, 2001. On November 1, 2000, defendants filed a Motion for Application of the Amended Federal Rules of Civil Procedure to the case, and on November 16, 2000, the Court granted this Motion in part and held that the Court will apply the new rules of evidence and new rules of civil procedure except to the extent those rules effectuate changes to Rule 26 of the Federal Rules for Civil Procedure. Discovery is in its preliminary stages.
                               -47-



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

On June 11, 2002 a complaint was filed against Telxon by Wyser-Pratte Management Co., Inc. ("Wyser-Pratte") whose President and sole shareholder is Mr. Guy Wyser-Pratte, a well-known securities arbitrageur. In late August 1998, Mr. Wyser-Pratte and Telxon settled a proxy litigation which arose out of discussions between Telxon and the Company during the April-June 1998 time period about a then possible acquisition by the Company. The complaint also names several former Telxon executives as well as Telxon's former
                                 -48-


outside auditors, PWC, as defendants. The complaint alleges violations of Sections 10b-5, 14, 18 and 20 of the Securities and Exchange Act of 1934, as well as common law claims for fraud and negligent misrepresentation. This litigation is related to the previously described Telxon class action litigation. The Wyser-Pratte complaint seeks unspecified compensatory and punitive damages, as well as attorney's fees and costs. By Court Order dated June 20, 2002, this litigation was consolidated for discovery purposes with the Telxon class action litigation. On August 5, 2002, Telxon moved to dismiss the original Complaint. In response, Wyser-Pratte filed an Amended Complaint, on or about September 17, 2002. On October 25, 2002 Telxon moved to dismiss the Amended Complaint. Telxon's motion is expected to be fully briefed before the Court by the end of 2002. In addition, Wyser-Pratte has moved for partial summary judgment as to its Section 18 claim. Telxon will respond to that motion in the coming weeks. The Company believes that Telxon has meritorious defenses to the litigation and Telxon intends to defend the action vigorously.

On March 5, 2002, a purported class action lawsuit was filed, entitled Pinkowitz v. Symbol Technologies, Inc. et al., in the United States District Court for the Eastern District of New York, on behalf of purchasers of the common stock of the Company between October 19, 2000 and February 13, 2002, inclusive, against the Company, Tomo Razmilovic, Jerome Swartz and Kenneth Jaeggi. The complaint alleged that defendants violated the federal securities laws by issuing materially false and misleading statements throughout the class period that had the effect of artificially inflating the market price of the Company's securities. Subsequently, a number of additional purported class actions containing substantially similar allegations were also filed against the Company and certain of its officers in the Eastern District of New York.

On September 27, 2002, a consolidated amended purported class action complaint was filed in the Eastern District of New York, consolidating the previously filed class actions. The consolidated amended complaint added additional individual defendants, including the members of the audit committee of the Company's Board of Directors and two former employees of the Company, and alleges principally that the Company improperly recognized revenue in numerous instances in 2000 and 2001. In addition, the consolidated amended complaint extended the class period to the time between April 26, 2000 and April 18, 2002. The Company intends to defend the action vigorously and believes that it has meritorious defenses.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

10.1 Employment Agreement by and between the Company and Richard Bravman dated as of August 1, 2002.

10.2 Executive Retirement Plan dated as amended as of October 21, 2002.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as
 Adopted Pursuant to Section 906 of the Sarbanes-Oxley
 Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

(b) On August 13, 2002, the Company filed a Current Report on Form 8-K reporting under Item 9 - Regulation FD Disclosure furnishing Statements Under Oath of its Principal Executive Officer and its Principal Financial Officer regarding facts and circumstances relating to Exchange Act Filings.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.

Dated:  November 14, 2002   By:  /s/ Richard Bravman_____

                               Richard Bravman
                               Vice Chairman of the Board
                               of Directors and
                               Chief Executive Officer


Dated:  November 14, 2002   By:  /s/ Kenneth V. Jaeggi

                               Kenneth V. Jaeggi
                               Senior Vice President -
                               Chief Financial Officer

CERTIFICATIONS
I, Richard Bravman, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Symbol Technologies Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                              -52-


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002

/s/Richard Bravman_____
Richard Bravman
Vice Chairman of the Board of Directors
and Chief Executive Officer

















                                 -53-


CERTIFICATIONS
I, Kenneth V. Jaeggi, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Symbol Technologies Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                                -54-


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  November 14, 2002

/s/Kenneth V. Jaeggi
Kenneth V. Jaeggi
Senior Vice President -
Chief Financial Officer

















                                -55-














                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                __________________________________

                          QUARTERLY REPORT

                               ON

                            FORM 10-Q

                         FOR QUARTER ENDED

                        SEPTEMBER 30, 2002
                __________________________________

                     SYMBOL TECHNOLOGIES, INC.

                             EXHIBITS





















6a)     Exhibits

10.1 Employment Agreement by and between the Company and Richard Bravman dated as of August 1, 2002.

10.2 Executive Retirement Plan dated as amended as of October 21, 2002.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as
 Adopted Pursuant to Section 906 of the Sarbanes-Oxley
 Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.




























                        Exhibit 10.1

                    EMPLOYMENT AGREEMENT

          EMPLOYMENT AGREEMENT (the "Agreement") made as of the 1st day of August, 2002 by and between SYMBOL TECHNOLOGIES, INC., a Delaware corporation (the "Corporation"), and Richard Bravman (the "Executive").
                    W I T N E S S E T H:
          WHEREAS, the Corporation desires to employ the Executive and the Executive desires to be employed by the Corporation in the manner and on the terms and conditions hereinafter set forth.
          NOW, THEREFORE, in consideration of the premises and of the mutual and dependent agreements and covenants set forth herein, the parties hereto agree as follows:
          1.  EMPLOYMENT

The Corporation hereby agrees to employ the Executive as its Vice Chairman and Chief Executive Officer, and the Executive hereby agrees to accept such employment and render services to the Corporation and its subsidiaries, divisions and affiliates for the period and on the terms and conditions set forth in this Agreement.


          2.  TERM

          The Executive's employment under this Agreement shall be for a term of five (5) years commencing as of August 1, 2002 and ending July 31, 2007; provided, however, that the term of the Executive's actual employment hereunder shall at all times be subject to earlier termination in accordance with the provisions of section 12 hereof.
          3.  DUTIES

          (a) So long as the Executive's employment under this Agreement shall continue, the Executive shall, subject to periods of illness, vacation and other excused absences, devote his entire business time, attention, and energies to the affairs of the Corporation and its subsidiaries, divisions and affiliates, use his best efforts to promote its and their best interests and perform such executive duties as may be assigned to him by the Board of Directors of the Corporation; provided, however, that such executive duties shall be consistent with the position of Vice-Chairman and Chief Executive Officer of the Corporation as such position exists as of the date hereof.
          (b) So long as the Executive's employment under this Agreement shall continue, the Executive shall, if elected or appointed, serve as an executive officer and/or director of the Corporation and of any subsidiary, division or affiliate of the Corporation and shall hold, without any compensation other than that provided for in this Agreement, the offices in the Corporation and in any such subsidiary, division or affiliate to which he may, at any time or from time to time, be elected or appointed.
          (c) The Executive shall be eligible to take, in addition to holidays recognized by the Corporation, four (4) weeks per annum of vacation.
          4.  COMPENSATION

          (a) The Corporation hereby agrees to pay to the Executive, and the Executive hereby agrees to accept compensation for services rendered under this Agreement, a base salary at the rate of seven hundred and fifty thousand dollars ($750,000) per annum payable at such intervals as the Corporation customarily pays the salaries of its executive officers. Effective July 1, 2003 and July 1, 2005, the Executive and the Corporation shall negotiate, in good faith, with respect to increasing said base salary for additional two year periods in an amount mutually satisfactory to the Corporation and the Executive.
          (b) In addition to the base salary provided for in subsection 4(a) above, the Executive shall participate in the Corporation's Executive Bonus Plan as may be amended from time to time and thereby be entitled to receive an annual bonus for each fiscal year during the term of this Agreement in the amounts determined pursuant to such plan. The target amount of the Executive's bonus under said plan shall be 100% of his base salary actually earned in each fiscal year, provided that the Executive shall have the possibility, if target goals are exceeded to an extent specified in the annual bonus plan, of earning an annual bonus equal to 200% of his base salary.
Payment of any bonuses to which Executive may be entitled, as provided herein, shall be paid to the Executive no later than ninety (90) days after the completion of each respective fiscal year.
          (c) During the term of this Agreement, the Executive shall participate in the Corporation's Executive Retirement Plan as in effect on the date of this Agreement and as it may hereafter be amended to improve benefits thereunder. The Executive acknowledges that he has previously been provided with a copy of said plan.
          (d) In addition to the foregoing, it is hereby agreed that the Corporation shall, at its sole expense, provide and the Executive shall be entitled to receive, during his employment hereunder, the employee fringe benefits provided by the Corporation, from time to time, to its executive officers, including, but not limited to, benefits relating to life, medical and disability insurance, and participation in the Corporation's
Section 401(k) Plan; provided, however, that as used in this Agreement, the term "employee fringe benefits" shall not include any salary or other bonus plan, except as set forth in this Agreement.
          (e) Pursuant to a certain agreement, dated as of June 20, 1999, entered into between the Corporation and the Richard Bravman Irrevocable Trust UAD 11/01/98, it is an obligation of this Trust to reimburse the Corporation for all insurance premiums it paid in connection with any policies owned by the Trust. However, if the Corporation's interest in any policy is purchased through a promissory note issued by the Trust, then the Executive personally guarantees full payment of such debt.
          5.  AUTOMOBILE

          During the period of the Executive's employment under this Agreement, the Corporation shall make available to the Executive the business and personal use of an automobile, with a lease allotment of up to $1,000 per month as well as pay the Executive's gasoline, maintenance and insurance expenses associated with such automobile.
6.  EXPENSES; OPTIONS

          (a) The Corporation shall pay or reimburse the Executive for all reasonable travel and other expenses incurred or paid by him in connection with the performance of his duties under this Agreement, upon presentation to the Corporation of expense statements or vouchers and such other supporting documentation as it may, from time to time, reasonably require; provided however that the maximum amount available for such expenses may, at any time or from time to time, be fixed in advance by the Board of Directors of the Corporation.
          (b) All outstanding options to purchase shares of Common Stock of the Corporation now held by the Executive or hereafter awarded to the Executive during the term of this Agreement shall vest regardless of any conditions precedent to the vesting of such options (such as passage of time) if and when there is a "change in control of the Corporation" as hereafter defined. As used in this Agreement, a "change in control of the Corporation" shall mean a change in control of a nature that would be required to be reported in response to Item 1 of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"); provided, that, without limitation, such a change in control shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than the Corporation or any "person" who on the date hereof is a director or officer of the Corporation, is or becomes the "beneficial owner", (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Corporation's then outstanding securities and the Corporation's Board of Directors, after having been advised that such ownership level has been reached, does not, within fifteen (15) business days, adopt a resolution approving the acquisition of that level of securities ownership by such person; or (ii) during any period of two consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.
          (c) In addition to any rights to indemnification and advancement of expenses that the Executive may have under the Corporation's By-laws, the Executive shall be entitled at all times to the benefit of the maximum indemnification and advancement of expenses permissible from time to time under the laws of the State of Delaware.
          (d) The Corporation and/or any of its subsidiaries, divisions or affiliates may, from time to time, apply for and obtain, for its or their benefit and at its or their sole expense, key man life, health, accident, disability, or other insurance upon the Executive, in any amounts that it or they may deem necessary or desirable to protect its or their respective interests, and the Executive agrees to cooperate with and assist the Corporation or such subsidiary, division or affiliate in obtaining any and all such insurance by submitting to all reasonable medical examinations, if any, and by filling out, executing, and delivering any and all such applications and other instruments as may reasonably be necessary.
          7.  INVENTIONS

          (a) The Executive agrees to and hereby does assign to the Corporation or any subsidiary, affiliate or division of the Corporation designated by the Corporation, all his right, title and interest throughout the world in and to all ideas, methods, developments, products, inventions, processes, improvements, modifications, techniques, designs and/or concepts relating directly or indirectly to the Business of the Corporation (as defined in subsection 10(e) below), whether patentable or unpatentable, which the Executive may conceive and/or develop during his employment by the Corporation (whether pursuant to this Agreement or otherwise) and during the twenty-four (24) month period following the termination of his employment, whether or not conceived and/or developed at the request of the Corporation or any subsidiary, affiliate or division (the "Inventions"); provided, however, that if the Corporation or such subsidiary, affiliate or division determines that it will not use any such Invention or that it will license or transfer any such Invention to an unaffiliated third party, then it will negotiate in good faith with the Executive, if the Executive so requests, with respect to a transfer or license of such Invention to the Executive.
          (b) The Executive further agrees to promptly communicate and disclose to the Corporation any and all such Inventions as well as, upon the Corporation's request, any other knowledge or information which he may possess or obtain relating to any such Inventions.
          (c) In furtherance of the foregoing, the Executive agrees that at the request of the Corporation, and at its expense, he will make or cooperate in the making of applications for letters patent of the United States or elsewhere and will execute such other agreements, documents or instruments which the Corporation may reasonably consider necessary to transfer to and vest in the Corporation or any subsidiary, affiliate or division, all right, title and interest in such Inventions, and all applications for any letters patent issued in respect of any of the foregoing.
          (d) The Executive shall assist, upon request, in locating writings and other physical evidence of the making of the Inventions and provide unrecorded information relating to them and give testimony in any proceeding in which any of the Inventions or any application or patent directed thereto may be involved, provided that reasonable compensation shall be paid the Executive for such services and the Executive shall be reimbursed for any expenses incurred by him in connection therewith, except that during such period of time as the Executive is employed by the Corporation, the Corporation shall not be obligated to compensate the Executive beyond that provided under the terms of this Agreement. The Corporation shall give the Executive reasonable notice should it require such services, and, to the extent reasonably feasible, the Corporation shall use its best efforts to request such assistance at times and places as will least interfere with any other employment of the Executive.
          (e) At the expense of the Corporation, the Executive shall assign to the Corporation all his interest in copyrightable material which he produces, composes, or writes, individually or in collaboration with others, which arises out of work performed by him on behalf of the Corporation, and shall sign all papers and do all other acts necessary to assist the Corporation to obtain copyrights on such material in any and all jurisdictions.
          8.  CONFIDENTIAL INFORMATION
          The Executive hereby acknowledges that, in the course of his employment by the Corporation he will have access to secret and confidential information, which relates to or affects all aspects of the business and affairs of the Corporation and its subsidiaries, affiliates and divisions, and which are not available to the general public ("Confidential Information"). Without limiting the generality of the foregoing, Confidential Information shall include information relating to inventions (including, without limitations, Inventions), developments, specifications, technical and engineering data, information concerning the filing or pendency of patent applications, business ideas, trade secrets, products under development, production methods and processes, sources of supply, marketing plans, and the names of customers or prospective customers or of persons who have or shall have traded or dealt with the Corporation. Accordingly, the Executive agrees that he will not, at any time, during or after this Agreement terminates, without the express written consent of the Corporation, directly or indirectly, disclose or furnish, or negligently permit to be disclosed or furnished, any Confidential Information to any person, firm, corporation or other entity except in performance of his duties hereunder.
          9.  CONFIDENTIAL MATERIALS
          The Executive hereby acknowledges and agrees that any and all models, prototypes, notes, memoranda, notebooks, drawings, records, plans, documents or other material in physical form which contain or embody Confidential Information and/or information relating to Inventions and/or information relating to the business and affairs of the Corporation, its subsidiaries, affiliates and divisions and/or the substance thereof, whether created or prepared by the Executive or by others ("Confidential Materials"), which are in the Executive's possession or under his control, are the sole property of the Corporation. Accordingly, the Executive hereby agrees that, upon the termination of his employment with the Corporation, whether pursuant to this Agreement or otherwise, or at the Corporation's earlier request, the Executive shall return to the Corporation all Confidential Materials and all copies thereof in his possession or under his control and shall not retain any copies of Confidential Materials.
          10.  NON-COMPETITION
          (a) The Executive agrees that he shall not, so long as he shall be employed by the Corporation in any capacity (whether pursuant to this Agreement or otherwise), without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control or be employed by or connected in any manner with any business, firm or corporation which is engaged in any business activity competitive with the Business of the Corporation or any subsidiary, affiliate or division of the Corporation (as defined in Section 10(e) below).
          (b) The Executive agrees that for a period of twenty four (24) months commencing on the effective date of the termination of his employment, whether such termination is pursuant to the terms of this Agreement or otherwise, he shall not, without the express written consent of the Corporation, directly or indirectly, own, manage, operate, control, or participate in the ownership, management, operation or control, or be employed by any business, firm or corporation which is engaged in any business activity competitive with the Business of the Corporation or any subsidiary, affiliate, or division of the Corporation (as defined in Section 10(e) below).
          (c) During the term of this Agreement and for twenty four (24) months commencing on the effective date of the termination of his employment, whether such termination is pursuant to the term of this Agreement or otherwise, the Executive shall not, directly or indirectly, solicit, divert or take away in whole or in part any customers or prospective customers of the Corporation who were solicited or serviced directly or indirectly by Executive or by anyone directly or indirectly under Executive's supervision or with whom Executive had any business relationship within the two (2) year period prior to the termination of Executive's employment. The Executive also agrees that during such period, he will not directly or indirectly attempt to recruit or solicit or aid in the recruitment or solicitation of any person who at the time of such recruitment or solicitation (or within the six month period prior thereto) is or was an employee, independent contractor or consultant of the Corporation to terminate his or her employment or relationship with the Corporation for the purpose of working for the Executive, any competitor of the Corporation or any other entity; nor shall Executive employ any such employee, independent contractor or consultant.
          (d) Anything to the contrary herein notwithstanding, the provisions of this section shall not be deemed violated by the purchase and/or ownership by the Executive of shares of any class of equity securities (or options, warrants or rights to acquire such securities, or any securities convertible into such securities) representing (together with any securities which would be acquired upon the exercise of any such options, warrants or rights or upon the conversion of any other security convertible into such securities) the lesser of (i) 1% or less of the outstanding shares of any such class of equity securities of any issuer whose securities are listed on a national securities exchange or traded on NASDAQ, the National Quotation Bureau Incorporated or any similar organization or (ii) securities having a market value of less than $100,000 at the time of purchase; provided, however, that the Executive shall not be otherwise connected with or active in the business of the issuers described in this subsection 10(d).
          (e) "Business of the Corporation" shall mean any business in which the Corporation and its subsidiaries, affiliates and divisions are actively engaged, or are actively or demonstrably planning to engage in, during the period of the Executive's employment (whether pursuant to this Agreement or otherwise) and at the time of termination thereof.
          11.  REMEDY FOR BREACH
          The Executive hereby acknowledges that in the event of any breach or threatened breach by him of any of the provisions of sections 7, 8, 9 or 10 of this Agreement, the Corporation would have no adequate remedy at law and could suffer substantial and irreparable damage. Accordingly, the Executive hereby agrees that, in such event, the Corporation shall be entitled, without necessity of proving damages, and notwithstanding any election by the Corporation to claim damages, to obtain a temporary and/or permanent injunction to restrain any such breach or threatened breach or to obtain specific performance of any of such provisions, all without prejudice to any and all other remedies which the Corporation may have at law or in equity.
          12.  TERMINATION
          (a) This Agreement and the employment of the Executive by the Corporation shall terminate upon the earliest of the dates specified below:
               (i) the close of business on the date as of which the term of the Executive's employment hereunder has terminated as provided in Section 2 hereof; provided, however, that such term is not extended by any other agreement between the Executive and the Corporation; or
               (ii) the close of business on the date of the death of the Executive; or

               (iii) the close of business on the effective date of the voluntary termination by the Executive of his employment with the Corporation; or
               (iv)  the close of business on the fourteenth
(14th) day following the date on which the Corporation provides the Executive with written notice of its intention to terminate the Employment of the Executive for "cause" (as defined in subsection 12(b)(1) below), which notice shall set forth the basis for such termination; provided, however, within the first
(7) days of this period a representative of the Board of Directors of the Corporation shall meet with the Executive and discuss in detail the reasons for the Executive's termination and permit the Executive (if the representative deems it possible) to cure the refusal to perform, gross negligence or willful misconduct asserted as the occurrence of such cause or, at the Executive's request, permit him to resign without the Corporation's making any public disclosure of the basis of the Corporation's action (provided, however, that for purposes of this Agreement any such resignation shall still be deemed to be a termination for "cause" (as provided herein)), provided further the Corporation shall not purport to terminate the Executive's employment for "cause" unless there exists clear and convincing evidence of the existence of such "cause" pursuant to the criteria set forth in subsection 12(b)(1) below;
               (v) the close of business on the last day of the month in which the Board of Directors of the Corporation elects to terminate the Executive's employment following and as a result of the inability of the Executive, by reason of physical or mental disability, for six (6) months within any twelve (12) month period during the term of this Agreement, to render services of the character contemplated by this Agreement.
          (b) (1) For purposes of this Agreement, the term "cause" shall mean a determination made in good faith by vote of a majority of the members of the Board of Directors of the Corporation then holding office (other than the Executive if he shall then be a director) that one of the following conditions exists or one of the following events has occurred;
                 (i) indictment of the Executive for a criminal offense; or
                 (ii) the intentional refusal by the Executive to perform such service as may legally and reasonably be delegated or assigned to him, consistent with his position, by the Chief Executive Office of the Corporation; or
                 (iii) willful misconduct or gross negligence on his part in connection with the performance of such duties.
               (c) (1) In the event of the termination of the Executive's employment prior to August 1, 2004, for any reason other than due to (i) his death or disability as provided in subsection 12(a)(ii) or (v); (ii) his voluntary termination of his employment with the Corporation pursuant to subsection 12(a)(iii); or his termination for cause as provided in subsection 12(a)(iv), the Executive shall be paid an amount equal to his annual base salary and the bonus actually earned by him during the last completed fiscal year immediately preceding any such termination. Said amount shall be paid within ninety (90) days after such termination. In addition, Executive shall be paid, one (1) year after such termination, an amount equal to his annual base salary immediately preceding any such termination, and his target bonus.
                     (2)  Except as otherwise provided in
subsection 12(c)(1) above, in the event of the termination of the Executive's employment for any reason other than due to (i) his death or disability as provided in subsection 12(a)(ii) or 12
(a)(v); (ii) his voluntary termination of his employment from the Corporation pursuant to subsection 12(a)(iii); or (iii) his termination for cause as provided in subsection 12(a)(iv), the Executive shall be paid at the time of such termination an amount equal to the annual base salary and the bonus actually earned by him during the last completed fiscal year immediately preceding any such termination, or the payments and benefits to which Executive would otherwise be entitled under the terms of the Corporation's Severance Pay Plan then in effect, whichever is greater.
                    (3)  In the event Executive is eligible for
payment of his annual base salary and target or actual bonus, whichever is applicable, pursuant to subsection 12(c)(1) or (2) above, the Corporation shall, to the extent that the Executive's continued participation is possible under the normal terms and provisions of such plans and programs, continue to provide the Executive, at the Corporation's sole expense, for one year after the termination of his employment, with all of the employee fringe benefits he was entitled to receive immediately prior to the termination of his employment including but not limited to life, health, and disability insurance and the use of the automobile referred to in Section 5 (but the Executive shall not be credited with an additional year of service in the Executive Retirement Plan). In the event of any termination without cause by the Corporation pursuant to section 12(c)(1) or (2), the Corporation shall give the Executive at least 14 days' notice of such proposed termination prior to the date his employment termination shall be effective. The Executive shall not be required to mitigate the amount of any payments provided for in this subsection 12(c) by seeking other employment, nor shall amounts payable under this subsection 12(c) be reduced as a result of his obtaining other employment or otherwise being compensated by any other employer following termination of his employment with the Corporation.
          (d) All the payments as set forth in subsection 12(c)(1) or (2) are contingent upon the Executive's signing at the time of employment termination the Corporation's standard waiver and release agreement.
          13.  NO CONFLICTING AGREEMENTS
          In order to induce the Corporation to enter into this Agreement and to employ the Executive on the terms and conditions set forth herein, the Executive hereby represents and warrants that he is not a party to or bound by any agreement, arrangement or understanding, written or otherwise, which prohibits or in any manner restricts his ability to enter into and fulfill his obligations under this Agreement, to be employed by and serve as an executive of the Corporation. The parties acknowledge and agree that the Executive shall not use or disclose, or be permitted to use or disclose, any confidential or proprietary information belonging to any prior employer in connection with his performance of services to the Corporation under this Agreement.
          14.  MISCELLANEOUS
          (a) This Agreement shall become effective as of the date hereof and, from and after that time, shall extend to and be binding upon the Executive, his personal representative or representatives and testate or intestate distributees, and upon the Corporation, its successors and assigns; and the term "Corporation," as used herein, shall include successors and assigns.
          (b) Nothing contained in this Agreement shall be deemed to involve the creation by the Corporation of a trust for the benefit of, or the establishment by the Corporation of any other form of fiduciary relationship with the Executive, his beneficiaries or any of their respective legal representatives or distributees. To the extent that any person shall acquire the right to receive any payments from the Corporation hereunder, such right shall be no greater than the right of any unsecured general creditor of the Corporation.
          (c) Any notice required or permitted by this Agreement shall be given by registered or certified mail, return receipt requested, addressed to the Corporation at its then principal office or to the Executive at his residence address, or to either party at such other address or addresses as it or he may from time to time specify for the purpose in a notice similarly given to the other party.
          (d) This Agreement shall be construed and enforced in accordance with the laws of the State of New York. Any dispute or controversy arising under or in connection with this Agreement, including, any claims for employment discrimination under any federal, state, or local civil rights law, shall be settled exclusively by binding arbitration in Suffolk County of the state of New York and shall proceed under the rules then prevailing of the Judicial Arbitration and Mediation Service ("JAMS"). The dispute shall be referred to a single arbitrator to be mutually agreed to by the parties. If an arbitrator cannot be agreed upon within sixty (60) days of a demand for arbitration by either party, the dispute shall be referred to a single arbitrator appointed by JAMS. Any award determined by an arbitrator must be in accordance with the terms of this Agreement and shall be final and binding upon the parties. Judgment upon any award made in such arbitration may be entered and enforced in any court of competent jurisdiction. The Corporation and the Executive waive any right of appeal with respect to any judgment entered on an arbitrator's award in any court having jurisdiction. In the event that it is necessary for any party hereto to incur legal expenses in defending its or his rights hereunder, including but not limited to rights to reimbursement of legal fees and expenses under this sentence, the losing party shall reimburse the winning party for all reasonable legal fees and expenses incurred by him or it as a result thereof.
          (e) Except as stated otherwise herein, this instrument contains the entire agreement of the parties relating to the subject matter hereof, and there are no agreements, representations or warranties not herein set forth. No modification of this Agreement shall be valid unless in writing and signed by the Corporation and the Executive. A waiver of the breach of any term or condition of this Agreement shall not be deemed to constitute a waiver or any subsequent breach of the same or any other term or condition.
          (f) If any provision of this Agreement shall be held invalid, such invalidity shall not affect any other provision of this Agreement not held so invalid, and all other such provisions shall remain in full force and effect to the full extent consistent with the law.
          IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.
                              SYMBOL TECHNOLOGIES, INC.

                              By:  /s/Leonard H. Goldner

ATTEST:

/s/Walter Siegel

/s/Richard Bravman
      EXECUTIVE














                       Exhibit 10.2

                 SYMBOL TECHNOLOGIES, INC.

                 EXECUTIVE RETIREMENT PLAN

             (As amended as of October 21, 2002)


          This Plan is a deferred compensation arrangement for a select group of management or highly compensated employees, the purpose of which is to attract and retain executive employees by providing those who have proven their value and become eligible for benefits hereunder with the assurance of income following retirement.

                          ARTICLE I

                         DEFINITIONS


          As used herein, the following terms shall have the following meanings:

          AFFILIATE: Any corporation eligible to join with the Corporation in filing a consolidated federal income tax return.

          BENEFICIARY: The person or legal entity designated to receive benefits hereunder after a Participant's death in accordance with, or as provided in, Article IV.

          BENEFIT CEILING AMOUNT: The amount determined under Section 3.2 hereof which is the maximum
          Retirement Income Benefit payable to a Participant hereunder.

          BOARD:  The Board of Directors of the
          Corporation.

          CODE:  Internal Revenue Code of 1986, as amended.

          COMMITTEE:  The Compensation/Stock Option
          Committee of the Board.

          COMPENSATION: The sum of the salary paid by the Corporation to a Participant during a Plan Year, plus any cash bonuses of such Participant accrued under the Corporation's Executive Bonus Plan with respect to such year. Compensation shall not include income, if any, derived from stock options, expense reimbursements, and similar employee perquisites.

          CORPORATION:  Symbol Technologies, Inc., a
          Delaware corporation, its predecessor and any successor thereto, and any Affiliate thereof.

          DISABILITY: The inability of the Participant as the result of a determinable physical or mental impairment to perform in the usual manner enough of the regular, substantial and material duties of his position with the Corporation to be able to successfully continue to serve in such capacity. Disability will be presumed if the Participant is determined to be eligible for benefits for total disability by the Social Security Administration. In all other cases, disability shall be determined by the Committee.

          EARLY RETIREMENT:   Termination of a Participant's
          full-time employment with the Corporation prior to his Normal Retirement Date.

          EFFECTIVE DATE: The effective date of the Plan specified in Article II.

          ELIGIBLE EMPLOYEE: A member of senior management or a highly compensated employee of the Corporation.

          ERISA:  Employee Retirement Income Security Act of
          1974, as amended.

          FINAL AVERAGE ANNUAL COMPENSATION:  A
          Participant's average Compensation for the three highest years (or lesser number of full years of employment) in the five year period ending on the date he ceases to be a full-time employee of the Corporation, or as applicable, the date of the Plan Termination.

          NORMAL RETIREMENT DATE: With respect to each Participant, the date upon which he (i) attains age sixty-five, or (ii) has both attained age sixty and completed fifteen years of participation in the Plan.

          PARTICIPANT: An Eligible Employee who is selected by the Committee to participate in the Plan.

          PLAN: This Executive Retirement Plan, as it may be amended from time to time.

          PLAN TERMINATION: The termination of the Plan, suspension of the accrual of benefits under the Plan, substantial reduction in the benefits which would otherwise accrue to Participants, or other modification which materially and substantially changes the nature of the Plan to the detriment of a Participant without the express written consent of the Participant.

          PLAN YEAR: The year coinciding with the fiscal year of the Corporation.

          RETIREMENT: Termination of a Participant's full-time employment with the Corporation on or after his Normal Retirement Date.

          RETIREMENT INCOME BENEFIT: The benefit to which a Participant becomes entitled in accordance with
          Article III.

                         ARTICLE II

                        EFFECTIVE DATE

          This Plan shall become effective January 1, 1989.

                         ARTICLE III

                    RETIREMENT INCOME BENEFIT

3.1  ENTITLEMENT OF PARTICIPANTS TO BENEFITS

     The amount of the Retirement Income Benefit to which a Participant becomes entitled hereunder and the terms of payment thereof shall be determined in accordance with the provisions of this Article.

3.2  BENEFIT CEILING AMOUNT

     With respect to each Participant, the Benefit Ceiling Amount is the Participant's Final Average Annual Compensation multiplied by five. Such amount is the maximum benefit to which a Participant may become entitled under the Plan.

3.3  RETIREMENT INCOME BENEFIT

     (a) Upon completing five successive years of participation in the Plan, a Participant shall become entitled to a Retirement Income Benefit equal to 50% of his Benefit Ceiling Amount. For each additional successive year of participation in the Plan, up to and including ten years of participation, the Participant shall become entitled to an additional 10% of his Benefit
          Ceiling Amount as a Retirement Income Benefit.
          Accordingly, after ten successive years of participation in the Plan, the Participant shall be entitled to a Retirement Income Benefit equal to his Benefit Ceiling Amount.

     (b) For purposes hereof, (i) each Participant in the first Plan Year shall be immediately credited with a number of years of participation equal to such Participant's number of complete years of service to the Corporation in a management capacity prior to the Effective Date, and (ii) the Committee may, in its discretion, at the time of its selection of an Eligible Employee to participate in the Plan beginning in any subsequent Plan Year, credit such new Participant with any number of years of participation up to the number of complete years of his service to the Corporation in a management capacity prior to his participation in the Plan.

     (c) The Retirement Income Benefit to which a Participant would otherwise be entitled hereunder shall be reduced by the value of retirement income benefits of the Participant which are attributable to contributions by the Corporation to any pension plan hereafter adopted by the Corporation, which is qualified under Section 401 of the Code. Benefits under the Code Section 401(k) Plan maintained by the Corporation on the Effective Date shall not be taken into account for this purpose.

3.4  PAYMENT OF RETIREMENT INCOME BENEFITS

     (a) The Retirement Income Benefit to which a Participant becomes entitled shall be payable in 120 equal and successive monthly installments commencing the first day of the month following the date of the Participant's Retirement. This shall be the normal mode of payment and define the entitlement of Participants hereunder; provided however, for Participants who have more than ten successive years of participation in the Plan, the Retirement Income Benefit shall be paid for an additional 12 months (after completion of the first 120 installments) for each additional full year of participation in the Plan in excess of 10 years up to a maximum of 60 additional monthly installments.

     (b) A Participant may elect to receive the Retirement Income Benefit to which he becomes entitled hereunder upon Retirement in a lump sum payment 60 days after the effective date of his Retirement, provided that the amount of such lump sum payment shall equal the then present value of the Retirement Income Benefit payable in accordance with Section 3.4(a). Such election shall be exercised in writing within 30 days after the Participant is notified by the Committee that he has been selected to participate in the Plan (or within 30 days after the adoption of the amendment to the Plan authorizing this election, if later). Any such election shall not be effective in the event of Early Retirement.

     (c) In the event of a Participant's Disability while he is an employee of the Corporation and prior to his Retirement, the Participant shall be entitled to receive, 60 days after the determination of his Disability and in a lump sum, the then present value of the Retirement Income Benefit to which he has become entitled hereunder. For purposes hereof, in the case of a Participant whose Disability occurs while he is an employee of the Corporation and prior to his Retirement, the Participant's full-time employment with the Corporation shall be deemed to have terminated on the date of determination of his Disability.

     (d) In the event of a Participant's death, whether prior to Retirement or prior to receipt of all payments to which he may be entitled under Section 3.4(a), (b) or (c), the Participant's Beneficiary shall be entitled to receive, 60 days after such death and in a lump sum, the then present value of the payments to which the Participant would have become entitled had he survived. For purposes hereof, in the case of a Participant whose death occurs prior to his Retirement, the Participant's full-time employment with the Corporation shall be deemed to have terminated on the date of his death.

     (e) In the event of a Plan Termination, each Participant shall be entitled to receive, within 60 days after the date thereof and in a lump sum, the then present value of the Retirement Income
          Benefit to which such participant has become entitled under the Plan.

     (f) Present value computations required hereunder (and under Section 3.3(c) and 3.5) shall be made using a discount rate equal to the federal long term rate described in Code Section 1274(d)(1)(A) which is then in effect.

3.5  SOURCE OF PAYMENT

     All benefits hereunder shall be an obligation of the Corporation, payable in cash from the general funds of the Corporation, and no special or separate fund shall be established or other segregation of assets made with respect to which the Plan, or any Participant or Beneficiary, shall have any rights greater than any unsecured general creditor of the Corporation.

3.6  FORFEITURE OF BENEFITS

     The right of a Participant or his Beneficiary to receive the Retirement Income Benefit provided hereunder shall be forfeited if the Participant is discharged from employment with the Corporation for acts which would constitute a felony under the laws of the United States or any state thereof.

                          ARTICLE IV

                DESIGNATION OF BENEFICIARIES

4.1  DESIGNATION

     Each Participant shall file with the Committee a written designation of one or more persons as the Beneficiary who shall be entitled to receive the amount, if any, payable upon his death. Such designation shall be in the form specified by the Committee. A Participant may from time to time revoke or change his Beneficiary by filing a new designation with the Committee. The last such designation received by the Committee shall be controlling; provided, however, that no designation, or change or revocation thereof, shall be effective unless received by the Committee prior to the Participant's death, and in no event shall it be effective as of a date prior to such receipt.

4.2  FAILURE OF DESIGNATION

     If no such Beneficiary designation is in effect at the time of a Participant's death, or if no designated Beneficiary survives the Participant, or if such designation conflicts with any applicable law, the Participant's estate shall be the Beneficiary entitled to receive any amounts payable hereunder. The Committee may direct the Corporation to retain such amounts, without liability for any interest thereon, until the rights thereto are determined, or it may direct the Corporation to pay such amount into any court of appropriate jurisdiction and such payment shall be a complete discharge of the liability of the Plan and the Corporation therefore.

                          ARTICLE V

                    ADMINISTRATION OF PLAN

5.1  COMMITTEE IS ADMINISTRATOR

     The Plan shall be administered by the Committee which shall have full power, discretion and authority to interpret, construe and administer the Plan and any part thereof, including all issues with respect to entitlement to and the amount of Retirement Income Benefits provided hereunder. The Committee's interpretation and construction hereof, and actions hereunder, shall be binding and conclusive on all persons for all purposes.

5.2  SELECTION OF PARTICIPANTS

     The Committee shall from time to time select Eligible Employees to become Participants in the Plan based upon such factors as the Committee deems relevant. Notice shall be given to each Eligible Employee who is selected and such employee shall become and remain a Participant in accordance with the terms hereof until the earlier of (i) the termination of his full-time employment with the Corporation, or (ii) the termination of the Plan.




5.3  ERISA COMPLIANCE

     The Committee shall take such actions as may be necessary or appropriate to comply with the applicable provisions of ERISA.
Such actions shall include, without limitation, filing with the Department of Labor a statement with respect to the Plan containing information specified in Labor Regs. Sec. 2520.104-23, providing to Participants information with respect to the Plan and Participants rights hereunder in accordance with ERISA Sec. 104
(b), and establishing a claims procedure in accordance with ERISA Sec. 503 to assure a fair resolution of any dispute regarding benefits payable hereunder.

5.4  RULES, ETC.

     The Committee may from time to time adopt such rules, regulations, procedures and forms as it deems necessary or appropriate for the administration of the Plan.

                          ARTICLE VI

                          AMENDMENT

     The Board may amend or terminate the Plan, but no such action shall retroactively impair or otherwise adversely affect the rights of any person to benefits under the Plan which have accrued prior to the date (or as the result) of such action.

                         ARTICLE VII

                     GENERAL PROVISIONS

7.1  ASSIGNMENT PROHIBITED

     The right of any Participant or other person to the payment of benefits under the Plan may not be assigned, transferred, pledged, or encumbered, either voluntarily or by operation of law, except as provided in Article IV with respect to designations of Beneficiaries hereunder, or as may otherwise be required by law.

7.2  INCOMPETENCE OF BENEFICIARY

     If the Committee shall find that any person to whom any amount is payable under the Plan is unable to care for his affairs because of illness or accident, or is a minor, then any amount due (unless a prior claim therefore shall have been made by a duly appointed guardian, committee or other legal representative) may be paid to his spouse, a child, a parent, or a brother or sister, or any other person deemed by the Committee to have incurred expenses for such person otherwise entitled to payment, in such manner and proportions as the Committee may, in its discretion, determine. Any such payment shall be a complete discharge of the liability of the Corporation therefore under the Plan.

7.3  BENEFITS NOT SALARY

     Any amount payable under the Plan shall not be deemed salary or other compensation for the purpose of computing benefits under any employee benefit plan or other arrangement of the Corporation for the benefit of its employees.

7.4  PLAN NOT EMPLOYMENT AGREEMENT

     Neither the Plan nor any action taken hereunder shall be construed as giving to any Participant the right to be retained in the employ of the Corporation or as affecting the right of the Corporation to dismiss any Participant.

7.5  GENDER

     As used herein, all pronouns, nouns and any variations thereof shall be deemed to refer to the masculine, feminine or neuter, as the circumstances require.

7.6  CAPTIONS FOR CONVENIENCE

     The captions preceding the Articles and Sections hereof have been inserted solely as a matter of convenience and in no way define or limit the scope or intent of any provision hereof.

7.7  APPLICABLE LAW

     The Plan and all rights thereunder shall be governed by and construed in accordance with the laws of the State of New York.



     IN WITNESS WHEREOF, the Vice Chairman and Chief Executive
Officer of the Corporation has hereunto affixed his signature signifying the adoption of this Plan by the Board of Directors of the Corporation


                          /s/ Richard Bravman
                          Vice Chairman and
                          Chief Executive Officer





                          Exhibit 99.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Symbol
Technologies, Inc., (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
Bravman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                               Dated: November 14, 2002




                           Exhibit 99.2

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Symbol
Technologies, Inc., (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth
V. Jaeggi, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                               Dated: November 14, 2002