Form 10-K
period 2002-12-31
SYMBOL TECHNOLOGIES INC
filed 2003-12-30
CIK 278352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

                          COMMISSION FILE NUMBER 1-9802

                            SYMBOL TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                  11-2308681
       (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

              One Symbol Plaza
            Holtsville, New York                            11742-1300
  (Address of Principal Executive Offices)                  (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (631) 738-2400

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  Common Stock, par value $.01                New York Stock Exchange
      (Title of Each Class)         (Name of Each Exchange on Which Registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   NONE.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES [ ]                               NO [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

               YES [X]                               NO [ ]

         The aggregate market value of the registrant's voting and non-voting stock held by persons other than officers and directors and affiliates thereof, as of the last business day of the second fiscal quarter ended June 30, 2003 was $2,946,867,623.

         The number of shares outstanding of each of the registrant's classes of common stock, as of December 26, 2003, was as follows:

                        Class                           Number of Shares
                        -----                           ----------------
            Common Stock, par value $0.01                 231,205,860


DOCUMENTS INCORPORATED BY REFERENCE:   NONE.

                                                   SYMBOL TECHNOLOGIES, INC.
                                                  ANNUAL REPORT ON FORM 10-K
                                            FOR THE YEAR ENDED DECEMBER 31, 2002

                                                      TABLE OF CONTENTS

                                                                                                        Page Number
PART I............................................................................................................1
     Item 1.      Business........................................................................................1
     Item 2.      Properties.....................................................................................27
     Item 3.      Legal Proceedings..............................................................................28
     Item 4.      Submission of Matters to a Vote of Security Holders............................................36
     Item 4A.     Executive Officers of the Registrant...........................................................37

PART II..........................................................................................................40
     Item 5.      Market for the Registrant's Common Equity and Related Security Holder Matters..................40
     Item 6.      Selected Financial Data........................................................................40
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........41
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....................................68
     Item 8.      Financial Statements and Supplementary Data....................................................69
     Item 9.      Disagreements on Accounting and Financial Disclosure...........................................69
     Item 9A.     Controls and Procedures........................................................................69

PART III.........................................................................................................74
     Item 10.     Directors and Executive Officers of the Registrant.............................................74
     Item 11.     Executive Compensation.........................................................................77
     Item 12.     Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters ...................................................................88
     Item 13.     Certain Relationships and Related Transactions.................................................92

PART IV..........................................................................................................93
     Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................93


Signatures
Exhibits

                                     PART I

References herein to "Symbol," "we," "us" or "our" refer to Symbol Technologies, Inc. and its subsidiaries unless the context specifically states or implies otherwise.

INTRODUCTORY NOTE

         Symbol Technologies, Inc. is today filing this Annual Report on Form 10-K for its fiscal year ended December 31, 2002. This annual report was delayed as a result of Symbol's internal investigations and the resulting restatement of our selected financial data for 1998, 1999, 2000 and 2001, financial statements for the years ended December 31, 2000 and 2001, and unaudited selected quarterly information for each of the four quarters of 2001 and the first three quarters of 2002. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements included elsewhere herein. In this annual report, words such as "today," "recently," "current" or "currently," or phrases such as "as of the date hereof" or "as of the date of this report," refer to December 30, 2003, the date we are filing this report with the Securities and Exchange Commission (the "Commission" or the "SEC").

         Our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 have also been delayed as a result of our internal investigations and the restatement. We intend to file these quarterly reports as soon as practicable.

         The Consolidated Financial Statements for fiscal years 2000, 2001 and 2002 included in this report have been audited by Symbol's independent auditors, Deloitte & Touche LLP. While the selected financial information for fiscal years 1998 and 1999 included in this report is unaudited, the financial information presented for these periods are presented on a basis that is consistent with the audited Consolidated Financial Statements for fiscal years ended 2000, 2001 and 2002. We have not amended, and do not intend to amend, any of our previously filed annual or quarterly reports. Therefore, financial information that has been previously filed or otherwise reported for these periods should no longer be relied upon and is superseded by the information in this annual report.

ITEM 1.  BUSINESS

OVERVIEW

         We are a leader in secure mobile information systems that integrate application-specific handheld computers with wireless networks for data, voice and bar code data capture. Our goal is to be one of the world's preeminent suppliers of mission-critical mobile computing solutions to both business and industrial users.

         Symbol manufactures products and provides services to capture, manage and communicate data using three core technologies - bar code reading and image recognition, mobile computing and networking systems. Our products and services are sold to a broad and diverse base of customers on a worldwide basis and in diverse markets such as retail, transportation, parcel and postal delivery services, warehousing and distribution, manufacturing, healthcare, hospitality, security, education and government. We do not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

         We are engaged in two reportable business segments: (1) the design, manufacture and marketing of mobile computing, automatic data capture, and wireless network systems (the "Product Segment"); and (2) the servicing of, customer support for and professional services related to these systems (the "Services

Segment"). Each of our operating segments uses its core competencies to provide building blocks for mobile computing solutions. Operating and geographic segment financial information is found in Note 20 to the Consolidated Financial Statements.

         Symbol Technologies, Inc. is a Delaware corporation and is the successor by merger in 1987 to Symbol Technologies, Inc., a New York corporation that commenced operations in 1975.

RECENT DEVELOPMENTS

         In May 2001, we initiated a review of certain financial matters in response to an inquiry from the Commission. In connection with that review, and a subsequent, substantially more detailed and extensive review, we identified accounting errors and irregularities relating to our previously issued financial statements. As a result, we are restating our selected financial data for 1998, 1999, 2000 and 2001, financial statements for the years ended December 31, 2000 and 2001, and unaudited selected quarterly information for each of the four quarters of 2001 and first three quarters of 2002. These matters are discussed in more detail in Item 3 and Item 7 of this Annual Report on Form 10-K.

         The adjustments necessary to restate our financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") relate to widespread errors and irregularities primarily involving the timing and amount of product and service revenues recognized and the timing and amounts recognized with respect to certain reserves, restructurings, certain option programs and several categories of cost of revenue and operating expenses. We reversed cumulative net revenue of $234,220,000 and cumulative net earnings of $324,722,000 that had previously been recognized through the period ended September 30, 2002. As of September 30, 2002, our restated Stockholders' Equity was $946,261,000 as compared with $1,171,393,000 as originally reflected in our Form 10-Q for the quarter then ended.

         We have been informed that the Commission and the United States Attorney's Office for the Eastern District of New York (the "Eastern District"), with whom Symbol is cooperating, are conducting investigations relating to these errors and irregularities.

         The effects of these adjustments on the Consolidated Financial Statements are presented in Note 2 to the Consolidated Financial Statements and have been reflected in the information and disclosures in this annual report. Financial information included in reports on Form 10-K, Form 10-Q and Form 8-K that we have previously filed should not be relied upon and are superseded by the information in this Annual Report on Form 10-K. Our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003 and September 30, 2003 will be filed with the Commission as soon as practicable after the filing of this Annual Report on Form 10-K and the information contained therein will supersede any financial information included in any report on Form 8-K that we previously filed for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

         On December 30, 2003, Symbol announced that Richard Bravman, a director of Symbol and our Chief Executive Officer and Vice Chairman of the Board of Directors, has resigned from his executive and board positions, effective immediately. The Board of Directors has named William Nuti, Symbol's President and Chief Operating Officer, to succeed Mr. Bravman as Chief Executive Officer and Mr. Nuti will also serve as a director. Symbol has also named Salvatore Iannuzzi, a non-executive of Symbol and currently a director, as Chairman of the Board of Directors. Mr. Bravman is expected to remain with Symbol for one year as a senior advisor to Mr. Nuti and Symbol's Board of Directors.

PRODUCT SEGMENT

GENERAL

         Symbol develops, manufactures, sells and services scanner-integrated mobile and wireless information management systems that consist of mobile (primarily handheld) computing devices, wireless local area networks (or wireless LAN) and wireless wide area networks (or wireless WAN), radio subsystems, bar code reading devices, network appliance devices (such as voice-over-IP, cordless telephones, peripheral devices and software and programming tools). These products are designed to provide solutions to customer-specific needs in information transactions, and are used worldwide in diverse markets such as retail, transportation, parcel and postal delivery services, warehousing and distribution, manufacturing, healthcare, hospitality, education and government. For the year ended December 31, 2002, Product Segment net revenue was $1,103.1 million, which represented 78.7% of total revenues. See
Note 20 to the Consolidated Financial Statements included elsewhere herein.

         Most of these systems are used for mission-critical business operations such as merchandise ordering and price control, stock management, point-of-sale, production control, delivery confirmation, route accounting and military logistics and in various healthcare applications. Customers purchase our products to enhance productivity, quality control and customer service. Collectively, our products and services deliver to our customers end-to-end mission-critical mobility solutions such as controlling the flow of merchandise to a retail chain.

         Mobile Computing. Our mobile computing devices are durable, lightweight battery-operated hand-held computers. Symbol's newest designs are mostly based on industry-standard Intel(R) CPUs and industry-standard Microsoft(R), Palm(R) and Linux(R) handheld operating systems. Information may be captured by a device that reads bar codes or it may be manually entered via a keyboard or touch screen on a pen computer display/data entry device. The information collected by the mobile computing device can then be transmitted quickly to a host computer across a wireless LAN or wireless WAN, or via batch file transfer. More than 90 percent of our mobile computing devices include an integrated bar code reader and approximately 90 percent offer optional integrated wireless LAN or wireless WAN communication capability.

         Automatic Data Capture. We design, manufacture and distribute the most complete line of bar code reading equipment in the world. Our bar code reading products consist of devices designed to capture and decode one- and two-dimensional bar code symbols and store, process and transmit information. Our bar code reading equipment includes hand-held bar code readers, portable presentation scanners, fixed station point-of-sale scanners, and miniature "scan engines" (for use within our own products and for integration by original equipment manufacturers ("OEM")), most of which employ laser technology to read information encoded in bar code symbols. Our bar code reading equipment is compatible with a wide variety of information collection and retrieval systems, including computers, electronic cash registers, portable information collection devices and the Internet.

         Wireless Networking Systems. Symbol provides wireless communication solutions that connect its mobile computing devices and bar code reading equipment to wireless LANs and wireless WANs. Based on industry-standard unlicensed spread spectrum radio frequency, or RF, technology, our wireless LAN products provide real-time wireless data communication and in combination with our devices integrated with telephony capability, provide wireless voice and data communication. Research, development, design, marketing and support for our wireless network systems are conducted mainly at Symbol's San Jose, California facility. The focus of the division is the design and development of wireless network client and infrastructure solutions for the highly mobile transaction processing systems market. In addition, our wireless infrastructure business unit in San Jose, California provides support for the integration of those high-performance networks into customers' data networks and enterprise-wide information systems.

PRODUCTS AND TECHNOLOGY

         In 2003, we reorganized Symbol's product families into four core technology areas - Mobile Computing, Advanced Data Capture, Wireless Infrastructure and Mobility Software. These areas, with recent key product and product line developments, are described below.

MOBILE COMPUTING

Portable Data Terminals

         The portable data terminal, or PDT, family of mobile computing devices features advanced technology including application specific integrated circuits ("ASICs") and very large scale integrated ("VLSI") circuits. These circuits incorporate many standard integrated circuits into one computer chip, allowing for size and cost reductions. Also, the PDT family employs surface mounted component technology for reduced size and increased performance and dependability, as well as industry standard 8-, 16- and 32-bit microprocessors. The PDT family includes a series of mobile computing devices that are available with different features and at varying costs depending on customer requirements and preferences. PDT mobile computing devices feature up to one-quarter VGA liquid crystal display; slim, lightweight design; multiple input and output ports; and up to 96 megabytes of internal memory. PDT mobile computing-devices have various keyboard configurations, including a user-configurable keyboard. The PDT family was originally introduced in 1985. Our PDT devices serve the warehouse, hospitality and industrial markets and are useful in route accounting and other logistical applications.

         In 2002, we introduced the PDT 8000 series. The PDT 8000 features the Intel(R) XScale(TM) PXA250 processor, the Microsoft(R) Pocket PC operating system and currently has the largest VGA display in this product class. The PDT 8000 offers wireless LAN, wireless WAN or wireless personal area network communication options.

         In 2003, we introduced the MC-9000G handheld ruggedized mobile computer. In addition to its bar code intensive data capture abilities, the MC-9000G introduces a wireless and mobile computing platform that may be upgraded and custom tailored to a customer's specific requirements. Key applications for the MC9000-G include inventory management, price verification, shipping/receiving, warehouse management, shop floor data capture and baggage reconciliation. Built around the Intel(R) XScale(TM) embedded processor, the MC-9000G is designed for longer battery life. The MC9000-G offers Symbol "fuzzy logic" technology in its standard and extended-range laser scanning configurations as well as two-dimensional imaging with Symbol "smart focus" technology. Symbol's MC9000-G is available with either Microsoft(R) Windows(R) CE.NET or Windows(R) Mobile 2003 operating system variants.

Enterprise PDA

         In 1998, Symbol and Palm Computing, Inc., developer of the Palm(R) line of handheld computers, entered into an agreement under the terms of which we manufacture and distribute touch- and pen-input personal productivity tools utilizing the Palm operating system with an embedded bar code reading device. A new agreement between Symbol and Palm Computing, Inc. was executed in 2001 and is set to expire in 2005.

         Introduced in 1998, the SPT 1500, a pocket-sized mobile computing device based upon the Palm III architecture, was the first of such products we introduced.

         In 1999, we introduced a ruggedized form factor version of the Palm III, the SPT 1700. With an embedded laser scan engine, the SPT 1700 provided users with bar code scanning technology for collecting information while the Palm operating system allowed programmers to easily build applications using scan-embedded graphical development tools. The SPT 1700 is suited for point of activity information management and is used in office workflow automation, route accounting, healthcare, education, retail, industrial and warehouse settings. In 2002, we introduced the SPT 1800, the next series of the SPT 1700, which contains a 33MHZ processor and a high contrast LCD display.

         Also in 1999, we introduced a Microsoft Windows CE operating system version of the ruggedized Palm family, the PPT 2700.

         In 2000, we introduced two wireless WAN versions of the pocket-sized mobile computing device, the SPT 1733 and SPT 1734. The SPT 1733 works with the CDPD network while the SPT 1734 is based on the GSM standard. Both products offer Internet connectivity and enable access to web-based applications or corporate intranet data from any phone where wireless IP service is available.

         In 2001, we replaced the PPT 2700 with the PPT 2800, a Pocket PC-based terminal that includes bar code scanning and real-time wireless communication options. The PPT 2800 features Internet browsing capabilities; wireless LAN or wireless WAN communication; the Intel(R) StrongARM SA 1110 processor, running at 206 MHz; 32 or 64 MB of RAM; and 32 MB of ROM. In 2001, we also introduced versions of the PPT 2800 with a color screen.

         In 2003, we introduced the PPT 8800, a slim handheld computer in the PDA format based upon the Microsoft Windows CE 4.1 (also known as CE.NET) operating system. The PPT 8800 features laser bar code scanning, ruggedization and wireless LAN connectivity, but its smaller streamlined size enables it to extend into new enterprise applications such as mobile shopping, mobile point-of-sale and mobile SAP access. In the near future, the PPT 8800 will also offer our first Bluetooth(TM) wireless connectivity option to customers.

Voice-Over IP Telephony

         In 1998, we introduced the NetVision(R) wireless LAN voice-over IP telephony system. The telephone looks like a standard cellular telephone and allows users to place or receive calls worldwide, without additional charge, between other telephones or PC-based telephones located at any site served by an internal TCP/IP network. The NetVision VoIP system integrates wireless voice and data over a TCP/IP network via Symbol's Spectrum 24 wireless LAN. In 1999, we introduced the NetVision Data Phone, which integrates voice communication, a bar code scanner, a data-entry keypad, a Web browser, a serial port for printing and a Spectrum 24 wireless LAN radio card into a single lightweight device.

         In 2001, we introduced a Spectrum 24 high rate 802.11b version of the NetVision phone and several new NetVision software clients.

ADVANCED DATA CAPTURE

Wearable Scanners

         In 1995, we introduced our first wearable scanning system, the WSS 1000, a hand-mounted information transaction system that allows mobile hands-free bar code scanning, information collection and LAN connectivity. The WSS 1000 wearable computer system was designed for users who rely on the efficiency and accuracy of bar code scanning but require the use of both hands to perform job functions. The system, which consists of two components, combines the RS-1, a miniature scanner worn as a ring that allows the user to simply touch a thumb and index finger contact switch to scan a bar code, and a compact, light-weight, wrist-mounted computer with display which permits wireless communication to the host computer.

         In 1997, we introduced the WS 1200-LR, a back-of-the-hand mounted scanner. Similar to the RS-1 wearable scanner, the WS 1200-LR is triggered by a thumb-activated switch mounted on the user's index finger, however the WS 1200-LR is capable of scanning at longer distances than the RS-1 ring scanner.

         In 2001, we introduced the SRS-1 ring scanner, a lightweight low profile design that allows users to pick, scan and pack items in tight spaces.

Hand-Held Scanners

         We currently offer several different handheld laser scanners, the most significant of which is the LS 4000I. The LS 4000I was introduced in 1998. The LS 4000I is a trigger-operated, visible laser diode-based scanner capable of reading PDF 417, a high-density, high-capacity portable data file storing approximately one kilobyte of data in a machine-readable code, and all conventional linear bar codes. PDF 417 is a two-dimensional bar code symbology that incorporates error correction capability and has one hundred times the information capacity of a traditional linear bar code. Unlike linear bar codes, PDF 417 can contain an entire data record, reducing or eliminating the need for an external system of linked information storage. PDF 417 may be read by either a laser-based bar code reader or a CCD imager. Most other two-dimensional codes can only be read by a CCD imager.

         In 2002, we introduced the LS 4008I as an update to the LS 4000I. The LS 4008I gave the LS 4000I a new appearance, greater durability, a more powerful microprocessor for even better scanning performance on poorly printed bar codes, and the ability to have one unit capable of communicating to a large variety of popular POS host terminals. This feature provides flexibility for retailers who may migrate to different host terminals and also benefits distribution partners who stock a single model and respond to a wide variety of demand.

         In 2001, we introduced the Cobra(TM) LS 1900 series, a lower cost lightweight scanner. The LS 1900 scanner, available in a trigger operated version or with a hands-free stand to allow for presentation scanning, is well-suited for use in convenience and specialty stores.

         In 2002, we introduced the Cobra LS 1908 series, capable of communicating to a large variety of popular POS host terminals. Similar to the LS 4008I, the LS 1908 provides investment protection for retailers who may migrate to different host terminals and benefits wide response distribution partners.

         In 2003, we introduced the LS 2200 series. The LS 2200 features a liquid injection molded scan element that contains no bearings, moving parts or need for lubrication and is made from highly flexible material in a one-step economical manufacturing process. The scan element is guaranteed over the life of the product. The LS 2200 also features multiple-interface capability that allows it to migrate from one host terminal to another by a simple cable change.

         Introduced by Symbol in 2000, the Cyclone(R) M 2000 Series is a versatile countertop projection and handheld scanner that allows users to select from three different scan patterns depending upon their scanning requirements. With an integrated laser scan engine, the M 2000 is capable of scanning in a rotating omni-directional scan pattern for reading linear bar codes in any orientation, a smart raster scan pattern for reading two-dimensional bar codes and a high- density single-line scan pattern for reading poorly printed and damaged bar codes. Designed for retail and light industrial use, the M 2000's ergonomic built-in stand provides for both handheld scanning and hands-free counter top or wall mount scanning.

Hands-Free Scanners

         In addition to our handheld scanners, we also offer several families of "hands-free" scanners. Unlike our handheld scanners, these scanners are usually triggered by an object sensor to enable use in situations where use of both hands is required.

         We introduced the LS 5700 and the LS 5800 miniaturized slot scanners in 1996. The LS 5700 was designed to accommodate all vertical or "on counter" applications and incorporates a full sleep mode function that allows the motor and laser to turn off after a prolonged period of scanner inactivity, extending scanner longevity and reducing power consumption. The LS 5800 operates in horizontal or "in counter" applications and features rugged housing and a sealed exit window that resists spills and dirt.

         In 2003, we introduced the LS 9208, the next generation of the laser diode-based projection scanner. The LS 9208's rastering feature provides more aggressive scanning capability by moving the scan pattern to eliminate scan pattern "holes" and quickly capturing bar code data regardless of how the bar code is presented to the scanner. It allows the scanner to read highly truncated and poorly printed bar codes faster and more accurately. With a scan pattern repetition rate of 1500 scans per second, the LS 9208 is 12 percent faster than its predecessor, the LS 9100, and its processing speed is 7 1/2 times faster than that of the LS 9100. The LS 9208 is capable of reading all ID bar code types, including reduced space symbologies.

Scan and Imaging Engines

         In 1990, we began marketing bar code laser scan engines that are integrated by unaffiliated third parties into their portable computing devices.

         In 2003, we introduced the SE 1400HS, a scan engine designed for the Japanese retail market and contact reading at extreme pitch angles. The SE 1400HS engine departs from our traditional form factors, and contains unique features that make it suitable for contact scanner replacement and some specialty and portable applications.

         Also introduced in 2003 was Symbol's new MiniScan(R) family, the next generation of scan modules. The MiniScan family offers Symbol's high performance scan engines, along with a housing, exit window, decoder and variety of interfaces (including USB), in a compact durable housing. All of the MiniScan products can be easily used as an industrial fixed-mount or embedded scanner. The feature offers flexibility in applications such as kiosks, ATMs, warehousing and manufacturing assembly lines, conveyer belts, clinical diagnostic equipment, gas pumps, security identification and robotic arms.

Self Scanning & Self Checkout

         In 2001, we introduced the MK 1000 microkiosk, an interactive, automated customer self-service device. An integrated omni-directional scanner allows customers to pass a bar code label in front of the MK 1000's scan window, which provides price and product information and real-time information on in-store and frequent shopper promotions.

         In connection with our acquisition of @pos in 2002, we began offering products in three new major product categories: signature-capture terminals, payment transaction terminals and trusted services. The PenWare 1500 is a rugged signature capture pad for the retail, government and banking markets incorporating a backlit pressure-sensitive screen to capture electronic signatures for retrieval, printing, faxing or emailing. The iPOS TC, iPOS TX and 3100 are transaction terminals used in the point-of-sale environment that provide interactive functions including signature capture, promotional message and line item display; and debit, credit and smart card payment processing. The iPOS TC introduces a second wireless LAN or fixed ethernet channel allowing IP addressability and simultaneous routing of messages, payment information and digital signatures synchronized between a point of sale and remote server connection.

         We recently introduced our customer access technology, or CAT, suite of enterprise mobility solutions, which incorporates a number of our self-scanning and self-checkout products into complementary systems. We have selected products such as the Personal Shopping System, the MK 2000, the PPT 8800 and the iPOS Transaction System as the cornerstones for building systems addressing four core categories of retail solutions-mobile point-of-sale, inventory management, shelf price audit and interactive shopping solutions.

WIRELESS INFRASTRUCTURE

Spectrum 24(R)

         Introduced in 1996, the Symbol Mobile Gateway ("SMG") is an industrialized, PC-based host computer designed for installation in truck cabs and cars. A wireless WAN radio modem provides communication across major wide area network systems to a user's enterprisewide network, and Spectrum 24 LAN capability connects the SMG to Symbol's mobile computing devices, providing in-vehicle connectivity and communication capabilities for motor freight, parcel delivery and private fleet operations.

         We also offer spread spectrum-based, wireless LAN products. Spectrum 24, introduced in 1995, is a high-performance, frequency hopping network that operates at 2.4 GHz frequency. Based on unlicensed spread spectrum RF technology, Spectrum 24 networks provide real-time wireless data communications with a host computer for hundreds of portable and fixed-station computers and radio-integrated scanners. In 1998, we introduced a 2Mbps version of the Spectrum 24 network, and, in 1999, we introduced a direct sequence, wireless LAN that supports high throughput applications up to 11 Mbps. This high data rate wireless LAN, based on the IEEE 802.11b Wi-Fi standards for 11 Mbps data transmission, now provides users with high-speed wireless capabilities for rapid data transfer from server to terminal, image transfer, Internet communications, customer self-scanning services and streaming video. In 2000 and 2001, we introduced additional Wi-Fi compliant high data rate radio cards and access points. Installation of our wireless networks at various customer sites began in 1991 and these networks are now installed in more than 125,000 sites worldwide. These spread spectrum-based systems work in tandem with a broad range of our wireless mobile computing and telephony devices.

Symbol Wireless Switch

         In 2003, we introduced our first generation Symbol Wireless Switch, which was developed to integrate with existing enterprise backbones from network vendors including 3Com, Cisco Systems, Extreme Networks and Nortel Networks. The Symbol Wireless Switch connects via standard 100BaseT cabling and related components (including standard Ethernet hubs and switches) to Symbol's IEEE 802.11a/b Access Port. The Symbol Wireless Switch system is open, extensible and expandable. Its design allows for frequency hopping, 802.11b, 802.11a and other emerging standards and even provides an upgrade path to allow legacy access points to become members of the Symbol Wireless Switch system. The Symbol Wireless Switch has a 1U rack-mount form factor that allows it to be physically secured with other network equipment. Finally, the security features of the Symbol Wireless Switch complies with all current relevant industry standards and provides support for those in development.

MOBILITY SOFTWARE

         The Mobility Software group is focusing its efforts on developing next-generation platform technologies and solution strategies. Currently in development is a scalable and integrated software suite that ties together Symbol's mobile clients, wireless switch/infrastructure and back-end middleware components.

PRODUCT PRICING

         Product list prices generally range between $100 to $11,000, depending on product configuration. We offer discounts off list price for quantity orders, and sales are frequently made at prices below list price.

SOFTWARE AND PROGRAMMING TOOLS

         Our products and systems use software that consists of a number of specialized applications and communications software programs that run under a variety of operating platforms including Microsoft MS-DOS(R), Caldera DR-DOS, Palm OS, Microsoft Windows(R), Microsoft Windows CE and Microsoft Pocket PC. A series of application development kits ("ADKs") and software development kits ("SDKs") are available to allow our programmers, value added resellers and end-user customers to develop applications that fully utilize the integrated features of our family of mobile computing devices. The ADKs and SDKs provide the software drivers and libraries required to maximize product performance. Used in conjunction with industry standard development tools, software developers can easily create and support applications to meet specific customer requirements.

         We also provide scalable network management software that allows users at local and remote sites to administer, configure and manage our Spectrum One and Spectrum 24 wireless network systems. We also offer AirBEAM(R) software that allows users to upgrade operating systems on, and distribute application software to, key-based and pen-based mobile computing devices over any wireless local area network.

         We have also developed several communication applications designed to facilitate transmission and reception of data between mobile computers and stand-alone receivers or host computers. These applications include a suite of terminal emulation products, host enablers and various protocols. We have entered into alliances with independent suppliers of software who assist us in the development of software.

ACQUISITIONS

Telxon

         On November 30, 2000, a wholly-owned subsidiary of Symbol was merged with Telxon Corporation ("Telxon") in a stock-for-stock merger. Telxon is operating as a wholly-owned subsidiary, although portions of its operations were consolidated with Symbol in order to obtain operating efficiencies and synergies by eliminating duplicate functions, rationalizing manufacturing facilities and sales offices and realizing purchasing, sales, manufacturing and other efficiencies. See Note 3 to the Consolidated Financial Statements included elsewhere herein.

@pos

         In September 2002, a wholly-owned subsidiary of Symbol was merged with @pos.com, Inc. ("@pos") in a cash-for-stock merger. @pos is operating as a wholly-owned subsidiary of Symbol, although certain portions of its operations were consolidated in order to achieve operating efficiencies and synergies with Symbol's existing functions. @pos manufactures and markets a range of interactive customer transaction terminals with advanced signature capture technology and I/P-enabled features that allow traditional and advanced payment capabilities at the retail point of sale and provide enhanced customer interaction and order processing. See Note 3 to the Consolidated Financial Statements included elsewhere herein.

Covigo

         On July 28, 2003, a wholly-owned subsidiary of Symbol was merged with Covigo, Inc. ("Covigo") in a cash-for-stock merger. Covigo mobile software enables its customers to simplify the creation and deployment of wireless applications, while reducing administrative costs associated with network management and data synchronization.

SERVICES SEGMENT

GENERAL

         Our global services organization, Global Systems & Services, or GSS, was formed in 2001. Under the SymbolCareSM umbrella, it offers our customers an array of services ranging from "high-touch" consulting and project management to equipment repair and support. GSS's goal is to combine our extensive technical expertise with vertical market knowledge in order to support solutions to increase the value of a customer's information technology investment. These services are sold and delivered, depending on requirements and infrastructure, via Symbol's global direct sales and services organization or through our Symbol PartnerSelect or SymbolCertifiedSM Professional Services certification program. For the year ended December 31, 2002, Services Segment net revenue was $298.5 million, which represented 21.3% of total revenues. See Note 20 to the Consolidated Financial Statements included elsewhere herein.

ENTERPRISE MOBILITY AND EMERGING TECHNOLOGY SERVICES

         Our enterprise mobility services provide on-going assistance during the planning, development and implementation of a customer's mobility installation. It is our intent to insure that a Symbol project management consultant is part of each major installation of a Symbol product, whether sold by us or our partners. Once a market is established for these products, we will deliver these solutions to end users via our partners through our SymbolCertified Professional Services certification program.

CUSTOMER SERVICE AND SUPPORT

         We provide a range of service and support offerings for both on-site and service center support. Service offerings are usually either one or three year contracts, with time and material options also available. The customer can choose the extent of the service, the turnaround time and the duration of the contract.

         Our service centers provide maintenance and repair services and offer a single repair point for both Symbol and selected third-party products. Symbol's customer support operations for the Americas include a facility operated jointly in El Paso, Texas, and the Mexican city of Juarez. Service may be initiated either via phone call or the Internet. In addition, small facilities are located throughout the United States dedicated to meeting the needs of specific customers. Our non-U.S. customer service centers are located around the globe in major customer areas. These centers are either direct Symbol repair centers or facilities managed by Symbol partners authorized by Symbol.

         We undertake to correct defects in materials and workmanship for a period of time after delivery of our products. The period of time covered by these warranties varies depending on the product involved as well as contractual arrangements but is generally 12 months. Turnaround times, as well as other conditions of warranty, are predetermined and published.

         On-site system support programs provide for maintenance and repair at the customer's location. Service is initiated via telephone call to a Symbol support specialist, who will offer problem determination and resolution. If an on-site response is required, a Symbol customer service representative will be dispatched to the customer location within the response time commitments of the service agreement.

         The service repair operations are complemented by Customer Support Centers, providing telephone, email and web support to our associates, business partners and customers. The Symbol Support Center in Holtsville, New York, offers 7 days per week, 24 hours per day support, 365 days a year. Calls are answered directly by support technicians. Worldwide support is provided through local company offices, backed by the support infrastructure of GSS. In addition to our Holtsville facility, there are various Symbol Support Centers in global locations. Our Symbol PartnerSelect channel partners may also offer value-added services such as phone support to their customers.

SALES AND MARKETING

         We market our products domestically and internationally through a variety of distribution channels, including a direct sales force, original equipment manufacturers, solution providers ("SPs"), authorized resellers ("ARs") and distributors. SPs and ARs integrate and sell our products to customers while also selling to those customers other products or services not provided by us. Our sales organization includes domestic sales offices located throughout the United States and foreign sales offices in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Dubai, Finland, France, Germany, Hong Kong, Italy, India, Japan, Mexico, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland and the United Kingdom.

         We currently have contractual relationships and strategic alliances with unaffiliated partners. Through these relationships, we are able to broaden our distribution network and participate in industries other than those serviced by our direct sales force and distributors.

         Customers generally order products for delivery within 45 days. Accordingly, shipments made during any particular quarter generally represent orders received either during that quarter or shortly before the beginning of that quarter and, therefore, we do not have a significant amount of backlog orders. We maintain significant levels of inventory to facilitate meeting delivery requirements of our customers. We, pursuant to contract or invoice, normally extend 30 to 45 day payment terms to our customers. Actual payment terms vary from time to time but generally do not exceed 90 days.

         The following table sets forth certain information as to international revenues of Symbol(1):

                                      YEAR ENDED DECEMBER 31,
                             ---------------------------------------
                                          (IN MILLIONS)

            AREA               2002            2001           2000
     -----------------       -------         -------        -------
     EMEA(2)..........       $ 382.8         $ 390.9        $ 310.3
     Asia Pacific.....          84.6            83.0           76.9
     Other(3).........          75.5            69.2           50.2
                             -------         -------        -------
        Total.........       $ 542.9         $ 543.1        $ 437.4
                             =======         =======        =======

     -------------------------------------------------------------------
     (1) See Note 20 to the Consolidated Financial Statements included elsewhere herein.

     (2)  Europe, Middle East, and Africa

     (3)  Includes the non-U.S. countries in The Americas.


MANUFACTURING

         The products that Symbol manufactures are principally manufactured at our Reynosa, Mexico facility. We also have a facility in Bohemia, New York that we utilize as a new product development center.

         While components and supplies are generally available from a variety of sources, we currently depend on a limited number of suppliers for several components for our equipment, and certain subassemblies and products. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts and allocation of such parts by suppliers that had an adverse impact on our ability to deliver our products as well as the cost of producing such products. While we have entered into contracts with suppliers of parts that we anticipate may be in short supply, there can be no assurance that additional parts will not become the subject of such shortages or that such suppliers will be able to deliver the parts in fulfillment of their contracts.

         Due to the general availability of components and supplies, we do not believe that the loss of any supplier or subassembly manufacturer would have a long-term material adverse effect on our business although set-up costs and delays could occur in the short term if we change any single source supplier.

         Certain of our products are manufactured by third parties, most of which are outside the United States. In particular, we have a long-term strategic relationship with Olympus Optical, Inc. of Japan ("Olympus") pursuant to which Olympus and Symbol jointly develop selected products that are manufactured by Olympus exclusively for sale by us. We are currently selling several such products. We have the right to manufacture such products if Olympus is unable or unwilling to do so, but the loss of Olympus as a manufacturer could have, at least, a temporary material adverse impact on our ability to deliver such products to our customers.

         We employ certain advanced manufacturing processes that require highly sophisticated and costly equipment and are continuously being modified in an effort to improve efficiency, reduce manufacturing costs and incorporate product improvements.

         We generally maintain sufficient inventory to meet customer demand for products on short notice, as well as to meet anticipated sales levels. If our product mix changes in unanticipated ways, or if sales for particular products do not materialize as anticipated, we may have excess inventory or inventory that becomes obsolete. In such cases, our operating results could be negatively affected.

RESEARCH AND PRODUCT DEVELOPMENT

         We believe that our future growth depends, in large part, upon our ability to continue to apply our technology and intellectual property to develop new products, improve existing products and expand market applications for our products. Our research and development projects include, among other things, improvements to the reliability, quality and readability of our laser scanners at increased working distances, faster speeds and higher density codes (including, but not limited to, two-dimensional codes); continued development of our solid state laser diode-based scanners; development of solid state imager-based engines for bar code data capture and general purpose imaging applications; development of RFID engines for data capture applications; improvements to packaging and miniaturization technology for bar code data capture products, portable data collection appliances and integrated bar code and RFID data capture products; development of high-performance digital data radios, high-speed, secure, manageable mobile data communications systems and telecommunications protocols and products; the development of "smart" mobile devices that may be located by intelligent wireless LAN systems; and the addition of application software to provide a complete line of high-performance interface hardware.

         We use both our own associates and from time to time unaffiliated consultants in our product engineering and research and development programs. From time to time we have participated with and/or partially funded research projects in conjunction with a number of universities including the State University of New York at Stony Brook, Polytechnic University of New York and Massachusetts Institute of Technology.

         We expended (including overhead charges) approximately $72,845,000, $93,682,000 and $81,591,000 for research and development during the years ended December 31, 2002, 2001, and 2000, respectively. These amounts are included as a component of engineering in the Consolidated Statements of Operations.

COMPETITION

         The business in which we are engaged is highly competitive and acutely influenced by advances in technology, product improvements and new product introduction and price competition. To our knowledge, many firms are engaged in the manufacture and marketing of products in bar code reading equipment, wireless networks and mobile computing devices and mobility software. Numerous companies, including present manufacturers of scanners, lasers, optical instruments, microprocessors, wireless networks, notebook computers, PDAs and telephonic and other communication devices have the technical potential to compete with us. Many of these firms have far greater financial, marketing and technical resources than we do. We compete principally on the basis of performance and the quality of our products and services.

         We believe that our principal competitors are Casio, Inc., Cisco Systems, Inc., Datalogic S.P.A., Fujitsu, Ltd., Hand Held Products, Inc., Hewlett-Packard Company, Intermec Technologies Corporation, LXE Inc., Matsushita Electric Industrial Co., Ltd., Metrologic Instruments, Inc., Motorola, Inc., NCR Corporation, NipponDenso Co., Opticon, Inc., Proxim, Inc., PSC, Inc. and Psion Teklogix, Inc.

PATENT AND TRADEMARK MATTERS

         We file domestic and foreign patent applications to support our technology position and new product development. We own more than 725 U.S. Letters Patents covering various aspects of the technology used in our principal products and have entered into cross-license agreements with other companies. In addition, we own numerous foreign companion patents. We have also filed additional patent applications in the U.S. Patent and Trademark Office as well as in foreign patent offices. We will continue to file patents, both United States and foreign, to cover our most recent research developments in the scanning, information collection and network communications fields. One of our basic patents covering handheld laser scanning technology expired on June 6, 2000, and a key companion patent expired June 3, 2003. Due to the recent expiration of these patents, we may see increased competition in handheld trigger combined bar code readers; however, we have not witnessed any evidence of that to date. Notwithstanding the expiring patents, we believe that our extensive patent portfolio will continue to provide us with some level of competitive advantage. An important scanner-integrated computer patent will expire in 2005, which could lead to increased competition in the marketplace.

         Although we believe that our patents provide a competitive advantage, we believe we are not dependent upon a single patent, or a few patents, the loss of which would have a material adverse effect on our business. Our success depends more upon our proprietary know-how, innovative skills, technical competence and marketing abilities. In addition, because of rapidly changing technology, our present intention is not to rely primarily on patents or other intellectual property rights to protect or establish our market position. However, Symbol has in the past instituted litigation against competitors to enforce its intellectual property rights and is currently involved in several such lawsuits. Symbol has licensed some of its intellectual property rights through royalty-bearing license agreements; we may continue to enter into these arrangements should the circumstances lead us to believe that such an arrangement would be beneficial.

         Despite our belief that Symbol's products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement and other claims against us or that such claims will not be successful. We have received and have currently pending such claims and in the future may receive additional notices of such claims of infringement of other parties' rights. In such event, we have and will continue to take reasonable steps to evaluate the merits of such claims, take such action as we may deem appropriate, which action may require that we enter into licensing discussions, if available, and/or modify the affected products and technology, or result in litigation against parties seeking to enforce a claim which we reasonably believe is without merit. We have been involved in such litigation in the past and additional litigation may be filed in the future. Such parties have and are likely to claim damages and/or seek to enjoin commercial activities relating to our products or technology affected by such parties' rights. In addition to subjecting us to potential liability for damages, such litigation may require us to obtain a license in order to manufacture or market the affected products and technology. To date, such activities have not had a material adverse affect on our business and we have either prevailed in all litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent would be made available on commercially acceptable terms, if at all. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been and is likely to continue to be significant litigation in the industry regarding patent and other intellectual property rights.

         We have also obtained certain domestic and international trademark registrations for our products and maintain certain details about our processes, products and strategies as trade secrets.

         We regard our software as proprietary and attempt to protect it with copyrights, trade secret law and international nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into our software license agreements. We license our software products to customers rather than transferring title. Despite these restrictions, it may be possible for competitors or users to copy aspects of our products or to obtain information that we regard as trade secrets. Computer software generally has not been patented and existing copyright laws afford only limited practical protection. In addition, the laws of foreign countries generally do not protect our proprietary rights in our products to the same extent as do the laws of the United States.

GOVERNMENT REGULATIONS

         The use of lasers and radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various Federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission (the "FCC"), the Occupational Safety and Health Administration and various State agencies have promulgated regulations which concern the use of lasers and/or radio/electromagnetic emissions standards. Member countries of the European community have enacted standards concerning electrical and laser safety and electromagnetic compatibility and emissions standards.

         We believe that all of our products are in material compliance with current standards and regulations; however, regulatory changes in the United States and other countries may require modifications to some of our products in order for us to continue to be able to manufacture and market these products.

         Our RF mobile computing devices include various models, all of which intentionally transmit radio signals as part of their normal operation. Certain versions of our handheld computers and our Spectrum One and Spectrum 24 networks utilize spread spectrum radio technology. We have obtained certification from the FCC and other countries' certification agencies for our products that utilize this radio technology. Users of these products in the United States do not require any license from the FCC to use or operate these products. Some of our products transmit narrow band radio signals as part of their normal operation.

         We have obtained certification from the FCC and other countries' certification agencies for our narrow band radio products. Users of these products in the United States do not require any license from the FCC to use or operate these products. We also market radio products that utilize cellular radio technology. We have obtained certification from the FCC and other countries' certification agencies for our products that utilize this radio technology. Users of these products in the United States do not require any license from the FCC to use or operate these products.

         In all cases, such certification is valid for the life of the product unless the circuitry of the product is altered in any material respect, in which case a new certification may be required. Where a country certificate has a limited duration, additional certification will be obtained during the life of the product, when required.

EMPLOYEES

         At December 31, 2002, we had approximately 5,600 full-time employees. Of these, approximately 2,850 were employed in the United States. Symbol also employs temporary production personnel. None of our U.S. employees are represented by a labor union. Some employees outside of the United States are represented by labor unions. We consider our relationship with our employees to be good.

RISK FACTORS

Set forth below are important risks and uncertainties that could have a material adverse effect on Symbol's business, results of operations and financial condition and cause actual results to differ materially from those expressed in forward-looking statements made by Symbol or our management.

         RISKS RELATING TO THE RESTATEMENT

WE ARE BEING INVESTIGATED BY THE COMMISSION AND THE EASTERN DISTRICT FOR CERTAIN OF OUR PRIOR ACCOUNTING PRACTICES AND WE CANNOT PREDICT THE OUTCOME OF THESE INVESTIGATIONS. THE INVESTIGATIONS COULD RESULT IN CIVIL AND/OR CRIMINAL ACTIONS SEEKING, AMONG OTHER THINGS, INJUNCTIVE AND MONETARY RELIEF FROM SYMBOL. IN ADDITION, THE FILING OF ANY CHARGES COULD RESULT IN THE SUSPENSION OR DEBARMENT FROM FUTURE GOVERNMENT CONTRACTS. ANY SUCH DEVELOPMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         The Commission and the Eastern District have commenced separate investigations relating to certain of our prior accounting practices. In response to an inquiry from the Commission, we conducted an initial internal investigation, with the assistance of a law firm, in May 2001 relating to such accounting practices, which we subsequently discovered was hindered by certain of our former employees. The Commission expressed dissatisfaction with the initial investigation. In March 2002, we undertook an approximately eighteen-month internal investigation, with the assistance of a second law firm and independent forensic accounting team, the results of which gave rise to the restatement of our selected financial data for 1998, 1999, 2000 and 2001, financial statements for the years ended December 31, 2000 and 2001, and unaudited selected quarterly information for each of the four quarters of 2001 and the first three quarters of 2002. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Symbol has also been given notice that the Commission is considering recommending civil actions against Symbol and certain of our former employees for violations of federal securities laws.

         We are fully cooperating with the Commission and Eastern District in their respective investigations, and are engaging in discussions with each entity to resolve the issues raised by such investigations. However, we cannot predict when these investigations will be completed, the outcome of such investigations, or when a negotiated resolution, if any, may be reached and the likely terms of such a resolution. At this time, we have not made any reserves for the imposition of potential fines. However, any criminal and/or civil action or any negotiated resolution may involve, among other things, injunctive and equitable relief, including material fines, which could have a material adverse effect on our business, results of operations and financial condition.

         In addition, as a result of the investigations, various governmental entities at the federal, state and municipal levels may conduct a review of our supply arrangements with them to determine whether we should be considered for debarment. If we are debarred, we would be prohibited for a specified period of time from entering into new supply arrangements with such government entities. In addition, after a government entity has debarred Symbol, other government entities are likely to act similarly, subject to applicable law. Governmental entities constitute an important customer group for Symbol, and debarment from governmental supply arrangements at a significant level could have an adverse effect on our business, results of operations and financial condition.

PENDING LITIGATION MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         Symbol, certain members of our former senior management team and certain former and current members of our Board of Directors are named defendants in a number of purported class actions alleging violations of federal securities laws, including issuing materially false and misleading statements that had the effect of artificially inflating the market price of our common stock, as well as related derivative actions. In the fourth quarter of 2002, we recorded a charge of $70 million related to the pending class actions filed against Symbol. The plaintiffs have yet to specify the amount of damages being sought in the related civil actions and, therefore, we are unable to estimate what our ultimate liability in such lawsuits may be. Telxon, our wholly-owned subsidiary, along with various former executive officers of Telxon, are named defendants in a number of separate purported class actions alleging violations of federal securities laws. On November 13, 2003, Telxon and the plaintiff class reached a tentative settlement of all pending shareholder class actions against Telxon. Under the settlement, Telxon anticipates that it will pay $37 million to the class. As a result of anticipated contributions by Telxon's insurers, Telxon expects that its net payment will be no more than $25 million. Our insurance coverage is not sufficient to cover our total liabilities in any of these purported class actions, and our ultimate liability in these actions may have a material adverse effect on our results of operations and financial condition.

         In addition, in March and June 2003, Robert Asti, former Vice President--North America Sales and Service--Finance, and Robert Korkuc, former Chief Accounting Officer, respectively, pled guilty to two counts of securities fraud in connection with the government investigations described above. The Commission has also filed civil complaints against the two individuals based upon similar facts. The resolution of these civil complaints, any additional civil complaints against members of our current and/or former management team or Board of Directors or the indictment of any members of our current management team or Board of Directors could result in additional negative publicity for Symbol and may impact the securities litigations in which we are a party.

         In addition, we may be obligated to indemnify (and advance legal expenses to) such former or current directors, officers or employees in accordance with the terms of our certificate of incorporation, bylaws, other applicable agreements, and Delaware law. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the underwriters of our directors and officers insurance policy may seek to rescind or otherwise deny coverage in some or all of these matters, in which case we may have to self-fund the indemnification amounts owed to such directors and officers. Our ultimate liability in these civil actions may have a material adverse effect on our results of operations and financial condition.

         On September 17, 2003, a jury awarded approximately $218 million in damages against Telxon, which we acquired in November 2000, for claims relating to an alleged contract with Smart Media of Delaware, Inc. Telxon has made certain post-verdict motions seeking, among other things, a new trial or a reduction in the amount of the jury verdict. While we are still vigorously defending against this lawsuit, Telxon may ultimately be liable for the full amount of the jury verdict, which could have a material adverse effect on our results of operations, financial condition and business.

         We are also subject to lawsuits in the normal course of business, which can be expensive, lengthy, disrupt normal business operations and divert management's attention from ongoing business operations. An unfavorable resolution to any lawsuit could have a material adverse effect on our business, results of operations and financial condition. See "Legal Proceedings" for additional information regarding material litigation.

IF WE ARE UNABLE TO EFFECTIVELY AND EFFICIENTLY IMPLEMENT OUR PLAN TO REMEDIATE THE MATERIAL WEAKNESSES WHICH HAVE BEEN IDENTIFIED IN OUR INTERNAL CONTROLS AND PROCEDURES, THERE COULD BE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS OR FINANCIAL RESULTS.

         Symbol's internal investigations, conducted with oversight by our Audit Committee, identified material weaknesses in our internal controls and procedures, as well as instances in which certain members of former management engaged in, directed and/or created an environment that encouraged a variety of inappropriate activities that necessitated the restatement. Through our investigations, we discovered that a significant portion of the accounting errors and irregularities related to the timing and amount of product and service revenue recognized. Additionally, there were errors and irregularities associated with the establishment and utilization of certain reserves and restructurings, including certain end-of-quarter adjustments that were apparently made in order to achieve previously forecasted financial results. There were also errors and/or irregularities associated with the administration of certain options programs, as well as several categories of revenue and operating expenses, including efforts to artificially reduce reported inventory. In the investigations, we also concluded that certain members of former management who were primarily responsible for maintaining proper internal controls and procedures failed to establish an appropriate control environment, which, among other things, resulted from inadequate hiring of qualified and experienced personnel, inadequate staffing, insufficient training and supervision of personnel, a decentralized accounting structure for operations in the United States and inadequate systems and systems interfaces.

         We are implementing various initiatives intended to materially improve our internal controls and procedures, address the systems and personnel issues raised in the course of the restatement and help ensure a corporate culture that emphasizes integrity, honesty and accurate financial reporting. These initiatives address Symbol's control environment, organization and staffing, policies, procedures and documentation, and information systems. See Item 9A, "Controls and Procedures" for a discussion of these initiatives.

         The implementation of the initiatives set forth in Item 9A is one of Symbol's highest priorities. Our Board of Directors, in coordination with our Audit Committee, will continually assess the progress and sufficiency of these initiatives and make adjustments as necessary. However, no assurance can be given that we will be able to successfully implement our revised internal controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified material weaknesses in our prior controls and procedures. In addition, we may be required to hire additional employees, and may experience higher than anticipated capital expenditures and operating expenses, during the implementation of these changes and thereafter. If we are unable to implement these changes effectively or efficiently, there could be a material adverse effect on our operations or financial results.

ONGOING REVIEW OF OUR PUBLIC FILINGS BY THE COMMISSION MAY RESULT IN THE FURTHER AMENDMENT OR RESTATEMENT OUR PERIODIC REPORTS, AND THE NEW YORK STOCK EXCHANGE MAY DELIST OUR COMMON STOCK OR TAKE OTHER ACTION IF WE ARE UNABLE TO COMPLY WITH ITS LISTING REQUIREMENTS. IF ANY OF THE FOREGOING OCCURRED, THERE COULD BE A MATERIAL ADVERSE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK AND OUR ABILITY TO ACCESS THE CAPITAL MARKETS.

         The investigations by Symbol and the resulting restatement of our financial statements have led to a delay in the filing of this annual report, and we have yet to file our quarterly reports for 2003. We cannot assure you when we will be able to file our delayed quarterly reports. We have been, and will continue to be, engaged in a dialogue with the Commission with respect to the Consolidated Financial Statements and our delayed periodic reports. However, the Commission may provide us with comments on this filing or any of the delayed quarterly reports after such reports have been filed, which would require us to amend or restate previously filed periodic reports. In addition, as a result of the delay in filing our periodic reports with the Commission, we are currently not in compliance with the listing requirements of the New York Stock Exchange, or NYSE, the exchange on which our common stock is listed. The NYSE has not taken any delisting or other action against Symbol, but there can be no assurance that the NYSE will not take any such action in the future. If we are required to amend or restate our periodic filings, or if the NYSE delists, or attempts to delist, our common stock, investor confidence may be reduced, our stock price may substantially decrease and our ability to access the capital markets may be limited.

TAXING AUTHORITIES MAY DETERMINE WE OWE ADDITIONAL TAXES FROM PREVIOUS YEARS DUE TO THE RESTATEMENT.

         As a result of the restatement, previously filed tax returns and reports may be required to be amended to reflect tax related impacts of the restatement. Where legal, regulatory or administrative rules would require or allow us to amend our previous tax filings, we intend to comply with our obligations under applicable law. To the extent that tax authorities do not accept our conclusions regarding the tax effects of the restatement, liabilities for taxes could differ from what has been recorded in our Consolidated Financial Statements. If it is determined that we have additional tax liabilities, there could be an adverse effect on our financial condition.

MANY OF THE INDIVIDUALS THAT COMPRISE OUR SENIOR MANAGEMENT TEAM ARE NEW TO SYMBOL, AND THEY HAVE BEEN REQUIRED TO DEVOTE A SIGNIFICANT AMOUNT OF TIME ON MATTERS RELATING TO THE RESTATEMENT.

         In the past year, we have replaced a significant portion of our senior management team. During this period, our senior management team has devoted a significant amount of time conducting internal investigations, restating our financial statements, reviewing and improving our internal controls and procedures, developing effective corporate governance procedures and responding to government inquiries. If senior management is unable to devote a significant amount of time in the future towards developing and attaining our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our results of operations, financial condition and business.

         RISKS RELATING TO THE BUSINESS

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC AND MARKET CONDITIONS, AS WELL AS THE VOLATILE GEOPOLITICAL ENVIRONMENT.

         Adverse worldwide economic and market conditions over the last few years have contributed to slowdowns in the technology sector generally and the mobile information systems industry specifically. While worldwide economic and market conditions have begun recently to improve, if they do not continue to improve or otherwise deteriorate, there may be:

          o reduced demand for our products and services due to continued restraints on technology-related capital spending by our customers;

          o    increased price competition;

          o    increased risk of excess and obsolete inventories;

          o    higher overhead costs as a percentage of revenues; and

          o    limited investment by Symbol in new products and services.

         Our current business and operating plan assumes that economic activity in general, and IT spending in particular, will at least remain at current levels; however, we cannot assure you that IT spending will not deteriorate, which could have a material adverse effect on our results of operations and growth rates. Our business is especially affected by the economic success of the retail sector, which accounts for a significant portion of our business, and our results of operations may be adversely affected if the global economic and market conditions in the retail sector do not improve. If historically low interest rates rise, consumer demand and IT spending could be further dampened.

         In addition, continuing turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly in the aftermath of the September 11th attacks and the war in Iraq, may continue to put pressure on global economic and market conditions and may continue to have a material adverse effect on consumer and business confidence, at least in the short term. As an international company with significant operations located outside of the United States, we are vulnerable to geopolitical instability. If worldwide economic and market conditions and geopolitical stability do not improve or otherwise deteriorate, there could be a materially adverse effect on our business, operating results, financial condition and growth rates.

WE HAVE MADE STRATEGIC ACQUISITIONS AND ENTERED INTO ALLIANCES AND JOINT VENTURES IN THE PAST AND INTEND TO DO SO IN THE FUTURE. IF WE ARE UNABLE TO FIND SUITABLE ACQUISITIONS OR PARTNERS OR ACHIEVE EXPECTED BENEFITS FROM SUCH ACQUISITIONS OR PARTNERSHIPS, THERE COULD BE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, GROWTH RATES AND RESULTS OF OPERATIONS.

         As part of our ongoing business strategy to expand product offerings and acquire new technology, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. If we are unable to identify future acquisition opportunities or reach agreement with such third parties, there could be a material adverse effect on our business, growth rates and results of operations.

         Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions, especially those involving technology companies, are inherently risky. Significant risks include:

          o    integration and restructuring costs, both one-time and ongoing;

          o    maintaining sufficient controls, procedures and policies;

          o diversion of management's attention from ongoing business operations;

          o establishing new informational, operational and financial systems to meet the needs of our business;

          o    losing key employees;

          o failing to achieve anticipated synergies, including with respect to complementary products; and

          o    unanticipated and unknown liabilities.

WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS, SUCH AS ENTERPRISE MOBILITY PRODUCTS, AND ENHANCEMENTS TO EXISTING PRODUCTS, AND IF WE FAIL TO PREDICT AND RESPOND TO EMERGING TECHNOLOGICAL TRENDS AND OUR CUSTOMERS' CHANGING NEEDS, THERE COULD BE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND MARKET SHARE.

         We are active in the research and development of new products and technologies and enhancing our current products. However, research and development in the mobile information systems industry is complex and filled with uncertainty. If we expend a significant amount of resources and our efforts do not lead to the successful introduction of new or improved products, there could be a material adverse effect on our business, operating results and market share. In addition, it is common for research and development projects to encounter delays due to unforeseen problems, resulting in low initial volume production, fewer features than originally considered desirable and higher production costs than initially budgeted, which may result in lost market opportunities. In addition, new products may not be commercially well received. There could be a material adverse effect on our business, operating results and market share due to such delays or deficiencies in development, manufacturing and delivery of new products.

         We have made significant investments to develop enterprise mobility products because we believe enterprise mobility is a new and developing market. If this market does not grow, retailers and consumers react unenthusiastically to enterprise mobility or we are unable to sell our enterprise mobility products and services at projected rates, there could be a material adverse effect on our business and operating results. Our efforts in enterprise mobility are also dependent, in part, on applications developed and infrastructure deployed by third parties. If third parties do not develop robust, new or innovative applications, or create the appropriate infrastructure, for enterprise mobility products, there could be a material adverse effect on our business and operating results.

         Once a product is in the marketplace, its selling price usually decreases over the life of the product, especially after a new competitive product is publicly announced because customers often delay purchases of existing products until the new or improved versions of those products are available. To lessen the effect of price decreases, our research and development teams attempt to reduce manufacturing costs of existing products in order to improve our margins on such products. However, if cost reductions do not occur in a timely manner, there could be a material adverse effect on our operating results and market share.

THE MOBILE INFORMATION SYSTEMS INDUSTRY IS HIGHLY COMPETITIVE AND COMPETITIVE PRESSURES FROM EXISTING AND NEW COMPANIES MAY HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS.

         The mobile information systems industry is a highly competitive industry that is influenced by the following:

         o   advances in technology;

         o   new product introduction;

         o   product improvements;

         o   rapidly changing customer needs;

         o   marketing and distribution capabilities; and

         o   price competition.

         If we do not keep pace with product and technological advances, there could be a material adverse effect on our competitive position and prospects for growth. There is also likely to be continued pricing pressure as competitors attempt to maintain or increase market share.

         The products manufactured and marketed by us and our competitors in the mobile information systems industry are becoming more complex. As the technological and functional capabilities of future products increase, these products may begin to compete with products being offered by traditional computer, network and communications industry participants who have substantially greater financial, technical, marketing and manufacturing resources than us. We may not be able to compete successfully against these new competitors, and competitive pressures may result in a material adverse effect on our business or operating results.

WE ARE SUBJECT TO RISKS RELATED TO OUR OPERATIONS OUTSIDE THE UNITED STATES.

         A substantial portion of our net revenues have been from foreign sales. In 2002, foreign sales accounted for approximately 38.7% of our net revenue. We also manufacture most of our products outside the United States and we anticipate that an increasing percentage of new products and subassemblies will be manufactured outside the United States. Overall margins for our products have increased throughout 2003 partially as a result of increased efficiencies due to the transfer of internal manufacturing to our Reynosa facility and external manufacturing to lower cost producers in China, Taiwan and Singapore.

         These sales and manufacturing activities are subject to the normal risks of foreign operations, including:

         o   political uncertainties;

         o   currency fluctuations;

         o   protective tariffs and taxes;

         o   trade barriers and export/import controls;

         o   transportation delays and interruptions;

         o reduced protection for intellectual property rights in some countries;

         o   the impact of recessionary or inflationary foreign economies;

         o   long receivables collection periods;

         o   adapting to different regulatory requirements;

         o difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner; and

         o   different technology standards or customer expectations.

         Many of these risks have affected our business in the past and may have a material adverse effect on our business, results of operations and financial condition in the future. We cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation of our products or supplies or if new barriers would have a material adverse effect on our results of operations and financial condition.

FLUCTUATIONS IN EXCHANGE RATES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

         Most of our equipment sales in Western Europe and Asia are billed in foreign currencies and are subject to currency exchange fluctuations. In addition, much of Europe converted to mandatory use of the "Euro" currency in 2002, which has continued to appreciate throughout 2003. In prior years, changes in the value of the U.S. dollar compared to foreign currencies have had an impact on our sales and margins. We cannot predict the direction or magnitude of currency fluctuations. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our results of operations and financial condition. For example, we purchase a large number of parts, components and third-party products from Japan. The value of the yen in relation to the U.S. dollar strengthened during 2002 and has continued to appreciate throughout 2003. If the value of the yen continues to strengthen relative to the dollar, there could be a material adverse effect on our results of operations.

         In all jurisdictions in which we operate, we are also subject to the laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flows in to U.S. dollars.

WE RELY ON OUR MANUFACTURING FACILITY IN REYNOSA, MEXICO TO MANUFACTURE A SIGNIFICANT PORTION OF OUR PRODUCTS. ANY PROBLEMS AT THE REYNOSA FACILITY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         In 2002, approximately 50% of our product cost of revenue can be attributed to our facility in Reynosa, and we estimate that such percentage will be similar or higher in 2003.

         In the past, we have experienced manufacturing problems that have caused delivery delays. We may experience production difficulties and product delivery delays in the future as a result of the following:

         o   changing process technologies;

         o   ramping production;

         o   installing new equipment at our manufacturing facilities; and

         o   shortage of key components.

If manufacturing problems in our Reynosa facility arise, and we are unable to develop alternative sources for our production needs, we may not be able to meet consumer demand for our products, which could have a material adverse effect on our business, results of operations and financial condition.

         We have been sued in Mexico by a plaintiff who alleges she is the legal owner of some of the property that our facility in Reynosa is located. See Item 3, "Legal Proceedings--Other Litigation--Lic. Olegario Cavazos Cantu, on behalf of Maria Leonor Cepeda Zapata vs. Symbol de Mexico, Sociedad de R.L. de C.V." If use of our manufacturing facility in Reynosa, Mexico were interrupted by natural disaster, the aforementioned lawsuit or otherwise, there could be a material adverse effect on our operations until we could establish alternative production and service operations.

SOME COMPONENTS, SUBASSEMBLIES AND PRODUCTS ARE PURCHASED FROM A SINGLE SUPPLIER OR A LIMITED NUMBER OF SUPPLIERS. THE LOSS OF ANY OF THESE SUPPLIERS MAY CAUSE US TO INCUR ADDITIONAL SET-UP COSTS AND RESULT IN DELAYS IN MANUFACTURING AND THE DELIVERY OF OUR PRODUCTS.

         While components and supplies are generally available from a variety of sources, we currently depend on a limited number of suppliers for several components for our equipment, and certain subassemblies and products, including Olympus as previously discussed. Some components, subassemblies and products are purchased from a single supplier or a limited number of suppliers. In addition, for certain components, subassemblies and products for which we may have multiple sources, we are still subject to significant price increases and limited availability due to market demand for such components, subassemblies and products. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts, which had an adverse impact on our business. While we have entered into contracts with suppliers of parts that we anticipate may be in short supply, there can be no assurance that additional parts will not become the subject of such shortages or that such suppliers will be able to deliver the parts in fulfillment of their contracts. In addition, on occasion, we build up our component inventory in anticipation of supply shortages, which may result in us carrying excess or obsolete components if we do not anticipate customer demand properly and could have a material adverse effect on our business and results of operations.

         If shortages or delays exist, we may not be able to secure enough components at reasonable prices and acceptable quality and therefore, may not be able to meet consumer demand for our products, which could have a material adverse effect on our business and results of operations. Although the availability of components did not materially impact our business in 2002 or 2003, we cannot predict when and if component shortages will occur. If we are unable to develop alternative sources for our raw materials if and as required, we could incur additional set-up costs, which could result in delays in manufacturing and the delivery of our products and thereby have a material adverse effect on our business, results of operations and financial condition.

WE SELL A MAJORITY OF OUR PRODUCTS THROUGH RESELLERS, DISTRIBUTORS AND ORIGINAL EQUIPMENT MANUFACTURERS (OEMS). IF WE FAIL TO MANAGE OUR SALES SYSTEM PROPERLY, OR IF THIRD-PARTY DISTRIBUTION SOURCES DO NOT PERFORM EFFECTIVELY, OUR BUSINESS MAY SUFFER.

         We sell a majority of our products through resellers, distributors and OEMs. Some of our third-party distribution sources may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including the current economic downturn, or abide by our inventory and credit requirements. If the third-party distribution sources we rely on do not perform their services adequately or efficiently or exit the industry, and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues. In addition, we do not have third-party distribution sources in certain parts of the world. If we are unable to effectively and efficiently service customers outside our current geographic scope, there may be a material adverse effect on our growth rates and result of operations.

         In 2003, we launched a new distribution system called the Symbol PartnerSelect Program that is designed to increase our business and the business of our resellers, distributors and OEMs and improve the quality of services and products offered to the end user community. If the new program does not continue to be well received by our resellers, distributors and OEMs, or the end user community, there could be a material adverse effect on our operating results.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR IF THIRD PARTIES ASSERT WE ARE IN VIOLATION OF THEIR INTELLECTUAL PROPERTY RIGHTS, THERE COULD BE A MATERIALLY ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND OUR ABILITY TO COMPETE.

         We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. There can be no assurance that these protections will be adequate to prevent our competitors from copying or reverse engineering our products, or that our competitors will not independently develop products that are substantially equivalent or superior to our technology, which in each case could affect our ability to compete and to receive licensing revenues. In addition, third parties may seek to challenge, invalidate or circumvent our applications for our actual patents, trademarks, copyrights and trade secrets. Furthermore, the laws of certain countries in which our products are or may be licensed do not protect our proprietary rights to the same extent as the laws of the United States.

         Third parties have, and may in the future, assert claims of infringement of intellectual property rights against us. Due to the rapid pace of technological change in the mobile information systems industry, much of our business and many of our products rely on proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. We have received, and have currently pending, third-party claims and may receive additional notices of such claims of infringement in the future. To date, such activities have not had a material adverse affect on our business and we have either prevailed in all litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. Since there is a significant number of U.S. and foreign patents and patent applications applicable to our business, we believe that there is likely to continue to be significant litigation regarding patent and other intellectual property rights, which could have a material adverse effect on our business and our ability to compete.

CHANGES IN SAFETY REGULATIONS RELATED TO OUR PRODUCTS, INCLUDING WITH RESPECT TO THE TRANSMISSION OF ELECTROMAGNETIC RADIATION, COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR PROSPECTS AND FUTURE SALES.

         The use of lasers and radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various Federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulations which concern the use of lasers and/or radio/electromagnetic emissions standards. Member countries of the European community have enacted standards concerning electrical and laser safety and electromagnetic compatibility and emissions standards.

         While some of our products do emit electromagnetic radiation, we believe that due to the low power output of our products and the logistics of their use, there is no health risk to end-users in the normal operation of our products. However, if any of our products becomes specifically regulated by governments, or the safety of which is questioned by our customers, such as electronic cash register manufacturers, or the public at large, there could be a material adverse effect on our business and our results of operations.

         In addition, our Spectrum 24 spread spectrum wireless communication products operate through the transmission of radio signals. These products are subject to regulation by the FCC in the United States and corresponding authorities in other countries. Currently, operation of these products in specified frequency bands does not require licensing by regulatory authorities. Regulatory changes restricting the use of frequency bands or allocating available frequencies could have a material adverse effect on our business and our results of operations.

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RETAIN AND RECRUIT KEY EMPLOYEES.

         In order to be successful, we must retain and motivate our executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Attracting and retaining skilled solutions providers in the IT support business and qualified sales representatives are also critical to our future.

         Experienced management and technical, marketing and support personnel in the information technology industry are in high demand, in spite of the general economic slowdown, and competition for their talents is intense. Many companies, including Symbol, grant stock options as one of their primary incentives to retain and recruit key employees. However, as long as we are not current with our periodic filings with the Commission, our key employees will be unable to exercise their options, which may make it more difficult for us to retain and recruit key employees. The loss of, or the inability to recruit, key employees could have a material adverse effect on our business.

OUR OPERATING RESULTS FLUCTUATE EACH QUARTER. THIS FLUCTUATION HINDERS OUR ABILITY TO FORECAST REVENUES AND TO VARY OUR OPERATING EXPENSES ACCORDINGLY.

         Our operating results have been, and may continue to be, subject to quarterly fluctuations as a result of a number of factors discussed in this report, including: worldwide economic conditions; levels of IT spending; changes in technology; new competition; customer demand; a shift in the mix of our products; a shift in sales channels; the market acceptance of new or enhanced versions of our products; the timing of introduction of other products and technologies; component shortages; and acquisitions made by Symbol.

         An additional reason for such quarterly fluctuations is that it is difficult for us to forecast the volume and timing of sales orders we will receive during a fiscal quarter, as most customers require delivery of our products within 45 days of ordering and customers frequently cancel or reschedule shipments. However, our operating expense levels are partly based on our projections of future revenues at any given time. For example, in order to meet the delivery requirements of our customers, we maintain significant levels of raw materials. Therefore, in the event that actual revenues are significantly less than projected revenues for any quarter, operating expenses are likely to be unusually high and our operating profit may be adversely affected.

         Our revenues may vary in the future to an even greater degree due to our increasing focus on sales of mobile information systems instead of individual products. Historically, we have sold individual bar code scanning devices and scanner integrated mobile computing devices to customers. Increasingly, our sales efforts have focused on sales of complete data transaction systems. System sales are more costly, and require a longer selling cycle and more complex integration and installation services. An increase in system sales, therefore, may result in increased time between the manufacture of product and the recognition of revenue, as well as the receipt of payment for such transactions.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.

         Our stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price include:

         o the announcement of new products, services or technological innovations by us or our competitors;

         o quarterly increases or decreases in revenue, gross margin or earnings, and changes in our business, operations or prospects for any of our segments;

         o changes in quarterly revenue or earnings estimates by the investment community; and

         o speculation in the press or investment community about our strategic position, financial condition, results of operations, business, significant transactions, the restatement or the previously discussed government investigations.

         General market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance may also affect the price of our stock. For these reasons, investors should not rely on recent trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, following periods of volatility in a company's securities or a restatement of previously reported financial statements, securities class actions may be filed against a company. We are currently litigating a number of securities class action lawsuits. See "--Pending litigation may have a material adverse effect on our results of operations and financial condition."

ACCESS TO INFORMATION

         Symbol's Internet address is www.symbol.com. Through the Investor Relations section of our Internet website, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the "Exchange Act"), as well as any filings made pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Copies are also available, without charge, from Symbol Investor Relations, One Symbol Plaza, Holtsville, New York 11742. As discussed in the Introductory Note, the financial information that has been previously filed or otherwise reported should no longer be relied upon and are superseded by the information in this annual report and certain 2003 filings with the Commission have been delayed. Our Internet website and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K.

         You may also read and copy materials that we have filed with the Commission at the Commission's public reference room located at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. In addition, our filings with the Commission are available to the public on the Commission's web site at www.sec.gov.

ITEM 2.  PROPERTIES

         The following table states the location, primary use and approximate size of all principal plants and facilities of Symbol and the duration of our tenancy with respect to each facility.


           Location                    Principal Use               Size (sq. ft.)         Tenancy/Ownership
-----------------------------   ---------------------------        --------------         -----------------
One Symbol Plaza
Holtsville, New York            World Headquarters                     299,000            Owned

McAllen, Texas                  Distribution Facility                  334,000            Owned

Reynosa, Tamaulipas Mexico      Manufacturing                          290,000            Owned

116 Wilbur Place
Bohemia, New York               Operations Offices, Labs                92,000            Owned

110 Wilbur Place
Bohemia, New York               Manufacturing, Development Lab          30,000            Owned


12 & 13 Oaklands Pk.            Customer Service                        18,923            Owned
Fishponds Road
Wokingham, Berkshire
England

           Location                    Principal Use               Size (sq. ft.)         Tenancy/Ownership
-----------------------------   ---------------------------        --------------         -----------------
Valley Oak                      Network Systems                        100,000            Leased: expires
Technology Campus               Engineering, Marketing                                    August 12, 2009
San Jose, California

El Paso, Texas                  Customer Service Center                 62,660            Leased: expires
                                and Warehouse                                             December 14, 2007

Berkshire Place Winnersh        EMEA Headquarters,                      55,500            Leased: expires
Triangle Winnersh, Wokingham    Marketing and                                             December 31, 2012
Berkshire, England              Administration and
                                U.K. Headquarters

Juarez, Mexico                  Customer Service Center                 50,000            Leased: expires
                                and Warehouse                                             April 13, 2004


         In addition to these principal locations, we lease other offices throughout the world, ranging in size from approximately 150 to 40,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

GOVERNMENT INVESTIGATIONS

         As previously disclosed, the Commission has issued a Formal Order Directing Private Investigation and Designating Officers to Take Testimony with respect to certain accounting matters, principally concerning the timing and amount of revenue recognized by Symbol during the period of January 1, 2000 through December 31, 2001 as well as the accounting for certain reserves, restructurings, certain option programs and several categories of cost of revenue and operating expenses. We are cooperating with the Commission, and have produced hundreds of thousands of documents and numerous witnesses in response to the Commission's inquiries. Symbol and approximately ten or more former employees have received so-called "Wells Notices" stating that the Commission Staff in the Northeast Regional Office is considering recommending to the Commission that it authorize civil actions against Symbol and the individuals involved alleging violations of various sections of the federal securities laws and regulations. Pursuant to an action against Symbol, the Commission may seek permanent injunctive relief and appropriate monetary relief, including a fine, from us.

         As previously disclosed, the Eastern District has commenced a related investigation. We are cooperating with that investigation, and have produced documents and witnesses in response to the Eastern District's inquiries. As indicated above, the Eastern District could file criminal charges against Symbol and seek to impose a fine and other appropriate relief upon us.

         In March 2003, Robert Asti, Symbol's former Vice President--North America Sales & Services--Finance, who left Symbol in March 2001, pleaded guilty to two counts of securities fraud in connection with matters that are the subject of the Commission and the Eastern District investigations, as well as our own investigation. These counts included allegations that Mr. Asti acted together with other unnamed high-ranking corporate executives at Symbol to, among other things, manufacture revenue through sham "round-trip" transactions. The Commission also has filed a civil complaint asserting similar allegations against Mr. Asti.

         In June 2003, Robert Korkuc, Symbol's former Chief Accounting Officer, who left Symbol in March 2003, pleaded guilty to two counts of securities fraud in connection with matters that are the subject of the Commission and the Eastern District investigations, as well as our own internal investigation. These counts included allegations that Mr. Korkuc acted with others at Symbol in a fraudulent scheme to inflate various measures of Symbol's financial performance. The Commission also has filed a civil complaint asserting similar allegations against Mr. Korkuc.

         Symbol is attempting to negotiate a resolution with each of the Commission and the Eastern District to the mutual satisfaction of the parties involved. In either case, an agreement has not yet been reached and there is no guarantee that Symbol will be able to successfully negotiate a resolution.

SECURITIES LITIGATION MATTERS

PINKOWITZ V. SYMBOL TECHNOLOGIES, INC., ET AL.

         On March 5, 2002, a purported class action lawsuit was filed, entitled Pinkowitz v. Symbol Technologies, Inc., et al., in the United States District Court for the Eastern District of New York on behalf of purchasers of the common stock of Symbol between October 19, 2000 and February 13, 2002, inclusive, against Symbol, Tomo Razmilovic, Jerome Swartz and Kenneth Jaeggi. The complaint alleged that defendants violated the federal securities laws by issuing materially false and misleading statements throughout the class period that had the effect of artificially inflating the market price of Symbol's securities. Subsequently, a number of additional purported class actions containing substantially similar allegations were also filed against Symbol and certain Symbol officers in the Eastern District of New York.

         On September 27, 2002, a consolidated amended complaint was filed in the United States District Court for the Eastern District of New York, consolidating the previously filed purported class actions. The consolidated amended complaint added Harvey P. Mallement, George Bugliarello and Leo A. Guthart (the current members of the Audit Committee of Symbol's Board of Directors) and Brian Burke and Frank Borghese (former employees of Symbol) as additional individual defendants and broadened the scope of the allegations concerning revenue recognition. In addition, the consolidated amended complaint extended the alleged class period to the time between April 26, 2000 and April 18, 2002.

         Discovery in the Pinkowitz action has recently commenced. In addition, on October 15, 2003, plaintiffs moved for class certification of the Pinkowitz action. Trial of the Pinkowitz action is scheduled to commence on June 8, 2004. Symbol intends to defend the case vigorously on the merits.

HOYLE V. SYMBOL TECHNOLOGIES, INC., ET AL.
SALERNO V. SYMBOL TECHNOLOGIES, INC., ET AL.

         On March 21, 2003, a separate purported class action lawsuit was filed, entitled Edward Hoyle v. Symbol Technologies, Inc., Tomo Razmilovic, Kenneth V. Jaeggi, Robert W. Korkuc, Jerome Swartz, Harvey P. Mallement, George Bugliarello, Charles B. Wang, Leo A. Guthart and James H. Simons, in the United States District Court for the Eastern District of New York. On May 7, 2003, a virtually identical purported class action lawsuit was filed against the same defendants by Joseph Salerno.

         The Hoyle and Salerno complaints are brought on behalf of a purported class of former shareholders of Telxon who obtained Symbol stock in exchange for their Telxon stock pursuant to Symbol's acquisition of Telxon effective as of November 30, 2000. The complaint alleges that the defendants violated the federal securities laws by issuing a Registration Statement and Joint Proxy Statement/Prospectus in connection with the Telxon acquisition that contained materially false and misleading statements that had the effect of artificially inflating the market price of Symbol's securities.

         On October 3, 2003, Symbol and the individual defendants moved to dismiss the Hoyle action as barred by the applicable statute of limitations. The Court has not ruled on the motion. Symbol intends to defend the case vigorously on the merits.

         In connection with the above pending class actions, Symbol recorded a charge of $70 million in the fourth quarter of 2002.

BILDSTEIN V. SYMBOL TECHNOLOGIES, INC., ET. AL.

         On April 29, 2003, a lawsuit was filed, entitled Bildstein v. Symbol Technologies, Inc., et. al., in the United States District Court for the Eastern District of New York against Symbol and Jerome Swartz, Harvey P. Mallement, Raymond R. Martino, George Bugliarello, Charles B. Wang, Tomo Razmilovic, Leo A. Guthart, James Simons, Saul F. Steinberg and Lowell Freiberg. The plaintiff alleges that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and common and state law, by authorizing the distribution of proxy statements in 2000, 2001 and 2002. Plaintiff seeks the cancellation of all affirmative votes at the annual meetings for 2000, 2001 and 2002, canceling all awards under the option plans, enjoining implementation of the option plans and any awards thereunder and an accounting by the defendants for all damage to Symbol, plus all costs and expenses in connection with the action. Symbol has filed a motion to dismiss that is now fully briefed and pending before the Court. Symbol intends to defend the case vigorously on the merits.

GOLD V. SYMBOL TECHNOLOGIES, INC., ET AL.

         On December 18, 2003, a purported class action lawsuit was filed, entitled Gold v. Symbol Technologies, Inc., et al., in the Court of Chancery of the State of Delaware against Symbol and Tomo Razmilovic, Kenneth V. Jaeggi,
Dr. Jerome Swartz, Frank Borghese, Brian Burke, Richard M. Feldt, Satya Sharma, Harvey P. Mallement, Raymond R. Martino, George Bugliarello, Dr. Leo A. Guthart, Dr. James H. Simons, Leonard H. Goldner, Saul P. Steinberg, Lowell C. Freiberg and Charles Wang. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements from January 1, 1998 through December 31, 2002 that had the effect of artificially inflating the market price of Symbol's securities and that they to failed to properly oversee or implement policies, procedures and rules to ensure compliance with federal and state laws requiring the dissemination of accurate financial statements, ultimately caused Symbol to be sued for, and exposed to liability for, violations of the anti-fraud provisions of the federal securities laws, engaged in insider trading in Symbol's common stock, wasted corporate assets and improperly awarded a severance of approximately $13,000,000 to Mr. Razmilovic.

         Plaintiff seeks to recover incentive-based compensation paid to senior members of Symbol's management in reliance on materially inflated financial statements and to impose a trust to recover cash and other valuable assets received by the management defendants and former Symbol board members in the form of proceeds garnered from the sale of Symbol common stock (including option related sales) from at least January 1, 1998 through December 31, 2002.

IN RE TELXON CORPORATION SECURITIES LITIGATION

         From December 1998 through March 1999, a total of 27 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of Telxon on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period from May 21, 1996 through February 23, 1999, or various portions thereof, alleging claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to Telxon's financial performance and prospects and an alleged violation of generally accepted accounting principles by improperly recognizing revenues. The named defendants are Telxon, its former president and chief executive officer, Frank E. Brick, and its former senior vice president and chief financial officer, Kenneth W. Haver. The actions were referred to a single judge, consolidated and an amended complaint was filed by lead counsel. The amended complaint alleges that the defendants engaged in a scheme to defraud investors through improper revenue recognition practices and concealment of material adverse conditions in Telxon's business and finances. The amended complaint seeks certification of the identified class, unspecified compensatory and punitive damages, pre- and post-judgment interest, and attorneys' fees and costs.

         On November 13, 2003, Telxon and the plaintiff class reached a tentative settlement of all pending shareholder class actions against Telxon. Under the settlement, Telxon anticipates that it will pay $37 million to the class. As a result of anticipated contributions by Telxon's insurers, Telxon expects that its net payment will be no more than $25 million. Telxon has not settled its lawsuit against its former auditors, PricewaterhouseCoopers LLP ("PwC"), and, as part of the proposed settlement of the class action, Telxon has agreed to pay to the class, under certain circumstances, up to $3 million of the proceeds of that lawsuit. The settlement is subject to the negotiation and execution of final settlement documentation, approval by the Board of Directors, the agreement of Telxon insurers and approval by the Court.

         On February 20, 2001, Telxon filed a motion for leave to file and serve a summons and third-party complaint against third-party defendant PwC in the shareholders' class action complaints. Telxon's third-party complaint against PwC concerns PwC's role in the original issuance and restatements of Telxon's financial statements for its fiscal years 1996, 1997 and 1998 and its interim financial statements for its first and second quarters of fiscal year 1999, which are the subject of the class action litigation against Telxon. Telxon states causes of action against PwC for contribution under federal securities law, as well as state law claims for accountant malpractice, fraud, constructive fraud, fraudulent concealment, fraudulent misrepresentation, negligent misrepresentation, breach of contract and breach of fiduciary duty. With respect to its federal claim against PwC, Telxon seeks contribution from PwC for all sums that Telxon may be required to pay in excess of Telxon's proportionate liability, if any, and attorney fees and costs. With respect to its state law claims against PwC, Telxon seeks compensatory damages, punitive damages, attorney fees and costs, in amounts to be determined at trial.

         Fact discovery has been substantially completed. Trial is scheduled to commence sometime in 2004.

WYSER-PRATTE MANAGEMENT CO. V. TELXON CORPORATION, ET. AL.

         On June 11, 2002, Wyser-Pratte Management Co., Inc. ("WPMC") filed a complaint against Telxon and its former top executives alleging violations of Sections 10(b), 18, 14(a) and 20(a) of the Exchange Act, and alleging additional common law claims. This action is related to the same set of facts as the In re Telxon class action described above. On November 15, 2003, the parties reached an agreement in principle to resolve the litigation under which Telxon would pay WPMC $3.3 million. The settlement is subject to the negotiation and execution of final settlement documentation, approval by WPMC and the Telxon board of directors, and approval by the Court.

PENDING PATENT AND TRADEMARK LITIGATION

PROXIM V. SYMBOL TECHNOLOGIES, INC., 3 COM CORPORATION, WAYPORT INCORPORATED AND SMC NETWORKS INCORPORATED

         In March 2001, Proxim Incorporated ("Proxim") sued Symbol, 3 Com Corporation, Wayport Incorporated and SMC Networks Incorporated in the United States District Court in the District of Delaware for allegedly infringing three patents owned by Proxim (the "Proxim v. 3Com et al. Action").

Proxim also filed a similar lawsuit in March 2001 in the United States District Court in the District of Massachusetts against Cisco Systems, Incorporated and Intersil Corporation. The complaint against Symbol sought, among other relief, unspecified damages for patent infringement, treble damages for willful infringement and a permanent injunction against Symbol from infringing these three patents.

         Symbol answered and filed counterclaims against Proxim, asserting that Proxim's RF product offerings infringe four of our patents relating to wireless LAN technology.

         On December 4, 2001, we filed a complaint against Proxim in the United States District Court in the District of Delaware ("Symbol v. Proxim Action") asserting infringement of the same four patents that were asserted in our counterclaim against Proxim in the Proxim v. 3Com et al. Action prior to the severance of this counterclaim by the Court. On December 18, 2001, Proxim filed an answer and counterclaims in the Symbol v. Proxim Action, seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four patents asserted by Symbol, injunctive and monetary relief for our alleged infringement of one additional Proxim patent (the "`634 Patent") involving wireless LAN technology, monetary relief for our alleged false patent marking, and injunctive and monetary relief for our alleged unfair competition under the Lanham Act, common law unfair competition and tortious interference.

         On March 17, 2003, Intersil and Proxim announced that a settlement between the companies had been reached, whereby Proxim agreed, inter alia, to dismiss with prejudice all of Proxim's claims in the Proxim v. 3Com et al. Action (the "Proxim/Intersil Agreement"). Proxim also agreed in the Proxim/Intersil Agreement to release us from past and future liability for alleged infringement of the '634 Patent in the Symbol v. Proxim Action, with respect to any of our products that incorporate Intersil's wireless radio chipsets. On April 5, 2003, the Court signed that Stipulation and Order of Dismissal, dismissing all of Proxim's claims in that action with prejudice. On July 30, 2003, among other rulings, the Court dismissed Proxim's unfair competition claim.

         Trial on the Symbol patents began on September 8, 2003. On September 12, 2003, the jury returned a verdict finding that two of the three asserted patents (the '183 and '441 Patents) had been infringed by Proxim. Proxim dropped its claims of invalidity as to all three Symbol patents, and consented to judgment against Proxim on those invalidity claims. The jury awarded Symbol 6% royalties on Proxim's past sales of infringing products, which include Proxim's OpenAir, 802.11 and 802.11b products. Based on Proxim's sales of infringing products from 1995 to the present, we estimate that damages for past infringement by Proxim amount to approximately $23 million, before interest. In addition, Proxim continues to sell the infringing products, and we expect that future sales would be subject to a 6% royalty as well. A one day bench trial on Proxim's remaining equitable defenses took place on November 24, 2003. The Court has not ruled on theses defenses.

         Trial on the Proxim patent began on September 15, 2003. On September 29, 2003, the jury returned a verdict, finding the patent valid but not infringed by Symbol.

SYMBOL TECHNOLOGIES, INC. V. HAND HELD PRODUCTS, INC. AND HHP-NC, INC.

         On January 21, 2003, we filed a complaint against Hand Held Products, Inc. and HHP-NC, Inc. (collectively, "HHP") for patent infringement and declaratory judgment. We alleged that HHP infringes 12 of our patents, that 36 of HHP's patents are not infringed by us, that the HHP patents are otherwise invalid or unenforceable, and that the court has jurisdiction to hear the declaratory judgment action. We requested that the court enjoin HHP from further infringement, declare that our products do not infringe HHP's patents, and award us costs and damages.

         On March 12, 2003, HHP filed a Motion to Dismiss, which was denied on November 14, 2003. With respect to our claim for a declaratory judgment that 36 of HHP's patents are not infringed by us, or that they are otherwise invalid or unenforceable, the Court denied HHP's motion to dismiss with respect to 10 of the patents, granted HHP's motion to dismiss with respect to 25 of the patents based on lack of subject matter jurisdiction, and granted HHP's motion to dismiss as to one HHP patent based on HHP's representation to the Court that the patent had been dedicated to the public and that HHP would not assert it against us. Pursuant to a stipulation between the parties, we have dismissed without prejudice our claim that HHP infringes 5 of the 12 Symbol patents and our action seeking a declaratory judgment with respect to the 10 HHP patents that remained in the case. We expect discovery to commence in 2004.

SYMBOL TECHNOLOGIES, INC. V. METROLOGIC INSTRUMENTS, INC.

         Symbol and Metrologic Instruments, Inc. ("Metrologic") entered into a cross-licensing agreement executed on December 16, 1996 and effective as of January 1, 1996 (the "Metrologic Agreement").

         On April 12, 2002, we filed a complaint in the United States District Court in the Eastern District of New York against Metrologic, alleging a material breach of the Metrologic Agreement. We moved for summary judgment seeking a ruling on the issues, inter alia, that Metrologic had breached the Metrologic Agreement and that we had the right to terminate Metrologic's rights under the Metrologic Agreement. The Court denied the summary judgment motion on March 31, 2003, and held that the issues were subject to resolution by arbitration. We have appealed the Court's decision.

         On December 23, 2003, the Court of Appeals dismissed the appeal for lack of appellate jurisdiction because the District Court judgment was not final. We may seek reconsideration of the Court of Appeals decision.

         In the interim, we are proceeding with the arbitration. Metrologic had filed a Demand for Arbitration in 2002 that was stayed pending the decisions by the Court. On June 26, 2003, we filed an Amended Answer and Counterclaims to Metrologic's Demand for Arbitration, asserting that (a) Metrologic's accused products are royalty bearing products, as defined under the Metrologic Agreement, and (b) in the alternative, those products infringe upon one or more of our patents. Metrologic replied to our counterclaims on July 31, 2003, denying infringement and asserting that the arbitrator was without jurisdiction to hear our counterclaims. Pursuant to the decision made by the arbitration panel, an arbitrator is now in place to hear the arbitration.

         On December 22, 2003, Metrologic withdrew its Demand for Arbitration, however, our counterclaims are still being heard.

         In a separate matter relating to the Metrologic Agreement, we filed a demand for an arbitration against Metrologic seeking a determination that certain of our new bar code scanning products are not covered by Metrologic patents licensed to us under the Metrologic Agreement. We do not believe that the products infringe any Metrologic patents, but in the event there were a ruling to the contrary, our liability would be limited to the previously negotiated royalty rate. On June 6, 2003, the arbitrator ruled that whether we must pay royalties depends on whether our products are covered by one or more claims of Metrologic's patents, and that this issue must be litigated in court, not by arbitration. The arbitrator further ruled that we could not have materially breached the Metrologic Agreement, since the threshold infringement issue has not yet been determined. On June 19, 2003, after the arbitrator ruled that Metrologic's infringement allegations must be adjudicated in court, Metrologic filed a complaint against us in the District Court for the District of New Jersey, alleging patent infringement and breach of contract, and seeking monetary damages and termination of the Metrologic Agreement. On July 30, 2003, Symbol answered the complaint and asserted counterclaims for declaratory judgments of invalidity and noninfringement of Metrologic's patents and for non-breach of the Agreement. Discovery is proceeding. Symbol intends to defend the case vigorously on the merits.

SYMBOL TECHNOLOGIES, INC. ET. AL. V. LEMELSON MEDICAL, EDUCATIONAL & RESEARCH FOUNDATION, LIMITED PARTNERSHIP

         On July 21, 1999, we and six other members of the Automatic Identification and Data Capture industry ("Auto ID Companies") jointly initiated a lawsuit against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit, which is entitled Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnership, was commenced in the U.S. District Court, District of Nevada in Reno, Nevada but was subsequently transferred to the Court in Las Vegas, Nevada. In the litigation, the Auto ID Companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed.

         The Lemelson Partnership has contacted many of the Auto ID Companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. Symbol and the other Auto ID Companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from Symbol and the other Auto ID Companies, individually and/or collectively with other equipment suppliers. Symbol believes, and its understanding is that the other Auto ID Companies believe, that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against their customers with respect to bar code equipment are invalid, unenforceable and not infringed.

         A 27-day non-jury trial was held before the Court beginning on November 18, 2002, and concluding on January 17, 2003. Post-trial briefing was completed in late June 2003 and the parties are awaiting a decision to be rendered by the Court.

OTHER LITIGATION

TELXON V. SMART MEDIA OF DELAWARE, INC. ("SMI")

         On December 1, 1998, Telxon filed suit against SMI in the Court of Common Pleas for Summit County, Ohio in a case seeking declaratory judgment that, contrary to SMI's position, Telxon did not contract to develop SMI's products or to fund SMI, and that it did not fraudulently induce SMI to refrain from engaging in business with others or interfere with SMI's business relations. On March 12, 1999, SMI filed its Answer and Counterclaim denying Telxon's allegations and alleging claims against Telxon for negligent misrepresentation, estoppel, tortious interference with business relationship and intentional misrepresentation and seeking approximately $10 million in compensatory damages, punitive damages, fees and costs.

         On September 17, 2003, a jury awarded approximately $218 million in damages against Telxon. This sum included an award of approximately $6 million to an individual. On September 24, 2003, the individual and SMI moved to add Symbol as a substitute or counterclaim defendant. That motion has subsequently been withdrawn by SMI although it is still being pursued by the individual. The motion has been fully briefed and Symbol is awaiting a decision. There can be no assurance that SMI will not renew this motion at a later date. On October 7, 2003, Telxon made a motion to impound and secure the trial record of certain exhibits, and on October 8, 2003, Telxon made motions for judgment in its favor notwithstanding the jury's verdicts, and for a new trial. In the event this relief is not granted, Telxon requested that the amount of the jury's verdicts be reduced. Also, Telxon requested that the execution of any judgment against Telxon entered by the Court be stayed without the posting of a bond, or in the alternative, that a bond be set at a maximum of $3.7 million. In support of its motions, Telxon argued that the jury's verdicts were based upon inadmissible evidence being improperly provided to the jury during its deliberations; that the absence of liability on the part of Telxon was conclusively established by the documents in evidence; and that the amounts awarded to SMI were based on legally irrelevant projections, and are wildly speculative, particularly given that SMI never had any revenue or profits. In addition, Telxon argued that the jury verdicts incorrectly awarded damages more than once for the same alleged injury by adding together two separate awards for lost profits, and by improperly combining different measures of damages. The court has not ruled on any post-trial motions.

         There can be no assurance that Symbol will not be found to be ultimately liable for the damage awards.

BARCODE SYSTEMS, INC. ("BSI") V. SYMBOL TECHNOLOGIES CANADA, INC., ET AL.

         On March 19, 2003, BSI filed an amended statement of claim in the Court of Queen's Bench in Winnipeg, Canada, naming Symbol Technologies Canada, Inc. and Symbol as defendants. BSI alleges that Symbol deliberately, maliciously and willfully breached its agreement with BSI under which BSI purported to have the right to sell Symbol product in western Canada and to supply Symbol's support operations for western Canada. BSI has claimed damages in an unspecified amount, punitive damages and special damages.

         Symbol denies BSI's allegations and claims that it properly terminated any agreements between BSI and Symbol. Additionally, Symbol filed a counterclaim against BSI alleging trademark infringement, depreciation of the value of the goodwill attached to Symbol's trademark and damages in the sum of Canadian $1,281,402.34, representing the unpaid balance of product sold by Symbol to BSI.

         On October 30, 2003, BSI filed an Application For Leave with the Canadian Competition Tribunal ("Tribunal"). BSI is seeking an Order from the Tribunal that would require Symbol to accept BSI as a customer on the "usual trade terms" as they existed prior to the termination of their agreement in April 2003. The Tribunal has not yet granted leave for BSI to proceed with its claim against Symbol.

         On November 17, 2003, BSI filed an additional lawsuit in British Columbia, Canada against Symbol and a number of its distributors alleging that Symbol refused to sell products to BSI, conspired with the other defendants to do the same and used confidential information to interfere with BSI's business. Symbol considers these claims to be meritless and intends to defend against these claims vigorously.

LIC. OLEGARIO CAVAZOS CANTU, ON BEHALF OF MARIA LEONOR CEPEDA ZAPATA VS. SYMBOL DE MEXICO, SOCIEDAD DE R.L. DE C.V.

         Lic. Olegario Cavazos Cantu, on behalf of Maria Leonor Cepeda Zapata ("Plaintiff"), filed a lawsuit against Symbol de Mexico, Sociedad de R.L. de C.V. ("Symbol Mexico") on or about October 21, 2003 for purposes of exercising an action to reclaim property on which Symbol's Reynosa facility is located. Such lawsuit was filed before the First Civil Judge of First Instance, 5th Judicial District, in Reynosa, Tamaulipas, Mexico. Additionally, the First Civil Judge ordered the recording of a lis pendens with respect to this litigation before the Public Register of Property in Cd. Victoria, Tamaulipas. As of November 13, 2003, such lis pendens was still pending recordation.

         Plaintiff alleges that she is the legal owner of a tract of land of one hundred (100) hectares in area, located within the area comprising the Rancho La Alameda, Municipality of Reynosa, Tamaulipas, within the Bajo Rio San Juan, Tamaulipas, irrigation district. Allegedly, such land was caused to be part of the Parque Industrial Del Norte in Reynosa, Tamaulipas. Plaintiff further alleges that Symbol Mexico, without any claim of right and without Plaintiff's consent entered upon the tract of land, occupied such, and refused to return to Plaintiff the portion of land and all improvements and accessions thereto occupied by Symbol Mexico. Plaintiff is asking the court to order Symbol Mexico to physically and legally deliver to the Plaintiff the portion of land occupied by Symbol Mexico.

         Symbol Mexico acquired title to the lots in the Parque Industrial Reynosa from Edificadora Jarachina, S.A. de C.V. pursuant to a deed instrument. An Owner's Policy of Title Insurance was issued by Stewart Title Guaranty Company in connection with the above-mentioned transaction in the amount of US $13,400,000. A Notice of Claim and Request for Defense of Litigation was duly delivered on behalf of Symbol to Stewart Title Guaranty Company on November 4, 2003. Symbol intends to defend against this claim vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, positions and offices held by Symbol's executive officers, as of December 31, 2002 and the date of this report, and their ages as of the date of this report:

                                                   CURRENT EXECUTIVES

NAME                                      AGE    POSITION
-------------------------------------    -----   ------------------------------------------------------------------------
William R. Nuti......................     40     Chief Executive Officer, Director, President and Chief Operating Officer
Todd Abbott..........................     44     Senior Vice President-Worldwide Sales
Carole DeMayo........................     47     Senior Vice President-Human Resources
Ron Goldman..........................     42     Senior Vice President, General Manager-Product Business Units(1)
Mark T. Greenquist...................     45     Senior Vice President-Finance and Chief Financial Officer/Acting
                                                 Chief Accounting Officer
Joseph Katz..........................     51     Senior Vice President-Research and Development
Peter M. Lieb........................     47     Senior Vice President, General Counsel and Secretary
Boris Metlitsky......................     56     Senior Vice President-Corporate Engineering(1)
Todd Hewlin..........................     37     Senior Vice President-Global Products Group

                                                   FORMER EXECUTIVES

NAME                                      AGE    POSITION
-------------------------------------    -----   ----------------------------------------------------------------------------------
Richard Bravman......................     48     Vice Chairman of the Board of Directors, Chief Executive Officer and Director(2)
Jerome Swartz........................     63     Executive Chairman of the Board of Directors, Chief Scientist and Director(3)
Leonard H. Goldner...................     56     Executive Vice President, General Counsel and Secretary(4)
Kenneth V. Jaeggi....................     58     Senior Vice President-Finance and Chief Financial Officer(5)
Satya Sharma.........................     62     Senior Vice President-General Manager-Worldwide Operations(6)
Robert W. Korkuc.....................     41     Vice President, Chief Accounting  Officer(7)

----------
(1) As of June 9, 2003, the date Mr. Hewlin joined Symbol, Messrs. Goldman and Metlitsky were no longer considered "officers" as that term is defined in Rule 16a-1(f) of the Exchange Act and for purposes of Section 16(a) of the Exchange Act.

(2)  Resignation effective December 30, 2003.

(3)  Resignation effective July 7, 2003.

(4)  Resignation effective June 30, 2003.

(5)  Resignation effective January 2, 2003.

(6)  Termination effective July 11, 2003.

(7) Resignation effective March 11, 2003. See Item 3, "Legal Proceedings - Government Investigations."


         Mr. Nuti was appointed President and Chief Operating Officer of Symbol on August 1, 2002 and was appointed Chief Executive Officer and Director on December 30, 2003. Mr. Nuti joined Symbol from Cisco Systems, Inc., where he was senior vice president of U.S. Theatre and Worldwide Service Provider Operations, responsible for Cisco's field operations, systems engineering, professional services and marketing for the global service provider arena. In his 10-year career at Cisco, Mr. Nuti served as president of Europe, the Middle East and Africa ("EMEA") operations, vice president for the Cisco Asia Pacific region and various sales management positions.

         Mr. Abbott joined Symbol as its Senior Vice President-Worldwide Sales in November 2002 from Cisco Systems, Inc., where he was most recently group vice president of Cisco EMEA Service Provider Sales, a position he held for three years. Prior to that, Mr. Abbott served as Cisco's vice president of Asian operations for 18 months and for 18 months prior to that, Cisco's operations director for Southeast Asia.

         Ms. DeMayo has worked in various human resource positions at Symbol for over eight years, and has served as Symbol's Senior Vice President-Human Resources since July 2001.

         Mr. Goldman joined Symbol in February 1992 and has served in various legal, managerial and business development positions.

         Mr. Greenquist joined Symbol as its Senior Vice President-Finance and Chief Financial Officer/Acting Chief Accounting Officer in February 2003 from Agere Systems, Inc., where he was executive vice president and chief financial officer, responsible for executive management and the oversight of its financial operations. Before joining Agere Systems, Mr. Greenquist was based in Zurich, Switzerland, with General Motors Europe as vice president of finance and chief financial officer. In 1986, he joined the New York General Motors finance organization and held a number of positions in GM's New York Treasurer's Office, including corporate finance, capital markets, foreign exchange and commodity hedging, and investor relations.

         Mr. Hewlin joined Symbol as its Senior Vice President-Global Products Group in June 2003 from The Chasm Group, where he served as managing director. Prior to joining The Chasm Group, he was managing director at Internet Capital Group and before that he was a partner at McKinsey & Co., where he served as co-head of its Global Electronic Commerce Practice.

         Dr. Katz joined Symbol in January 1989 and, after holding several positions in research and development, became our Senior Vice President-Research and Development in July 1996. From 1981 until 1989, Dr. Katz held a number of positions at the Jet Propulsion Laboratory of the California Institute of Technology, the most recent of which was as technical group supervisor.

         Mr. Lieb joined Symbol as its Senior Vice President, General Counsel and Secretary in October 2003 from International Paper Company, where he served in various senior legal positions including Deputy General Counsel and chief counsel for litigation. Prior to his tenure at International Paper, Mr. Lieb was assistant general counsel for GTE Service Corporation, a litigation partner at Jones, Day, Reavis & Pogue and served as an Assistant United States Attorney for the Southern District of New York. Early in his legal career, Mr. Lieb served as a law clerk to U.S. Supreme Court Chief Justice Warren Burger.

         Dr. Metlitsky joined Symbol in March 1983 and has served in various technical and managerial positions.

         Mr. Bravman has been employed by Symbol since 1978. Mr. Bravman is currently a senior advisor to Mr. Nuti and Symbol's Board of Directors. From August 1, 2002 to December 30, 2003, Mr. Bravman was Symbol's Chief Executive Officer and Vice Chairman of the Board of Directors. From February 2002 to
July 2002, Mr. Bravman served as President and Chief Operating Officer. In 2001, he established our Integrated Systems Division. For six months prior to that, he served as Senior Vice President and General Manager of Symbol's Western Area Sales and Services Division. From 1999 until early 2001, Mr. Bravman served as senior vice president and general manager of the Mobile and Wireless Systems Division. Prior to that, he held various senior management positions including 12 years as chief marketing officer.

         Dr. Swartz co-founded Symbol and had been employed by Symbol since it commenced operations in 1975. He served as Chairman of the Board of Directors for more than 15 years and served as Chief Executive Officer of Symbol for more than 15 years until July 1, 2000. Dr. Swartz re-assumed the Chief Executive Officer position on February 14, 2002 until July 1, 2002, and resigned from the positions Executive Chairman of the Board of Directors, Director and Chief Scientist on July 7, 2003.

         Mr. Goldner joined Symbol in September 1990 as General Counsel and was appointed to the position of Executive Vice President and General Counsel in 2000 in which capacity he served until his resignation, effective June 30, 2003.

         Mr. Jaeggi joined Symbol in May 1997 and served as Chief Financial Officer until his resignation, effective January 2, 2003.

         Dr. Sharma, who joined Symbol in March 1995, most recently served as Senior Vice President and General Manager of Worldwide Operations until his departure from Symbol, effective July 11, 2003. Prior to joining Symbol, Dr. Sharma held various management positions at AT&T.

         Mr. Korkuc joined Symbol in October 1990 and served as Chief Accounting Officer from July 2000 until his resignation, effective March 11, 2003. During his tenure at Symbol, he served in various finance and accounting positions.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

         Our common stock is listed on the New York Stock Exchange under the trading symbol "SBL". The following table sets forth, for each quarter period of the last two years and the first, second and third quarters of 2003, the high and low sales prices as reported by the New York Stock Exchange and the dividend payments declared by the Board of Directors and paid by Symbol.


Year Ending:                                                  High          Low         Dividend
--------------------                                       ----------     --------     ----------
December 31, 2001*           First Quarter                  $ 37.33        $ 19.50       $ 0.01
                             Second Quarter                   32.10          20.11           --
                             Third Quarter                    22.80           9.50        .0067
                             Fourth Quarter                   18.20          10.00           --

December 31, 2002            First Quarter                    17.50           6.60          .01
                             Second Quarter                   11.25           7.99           --
                             Third Quarter                    11.35           6.40          .01
                             Fourth Quarter                   10.74           4.98           --

December 31, 2003            First Quarter                    10.95           8.01           --
                             Second Quarter                   14.93           8.62          .01
                             Third Quarter                    14.88          11.54          .01
                             Fourth Quarter (through          17.06          11.94           --
                             December 26, 2003)


*Adjusted to reflect a three-for-two stock split effective April 16, 2001.

         On December 26, 2003, the closing price of Symbol's common stock was $16.32. As of December 26, 2003, there were 1,729 holders of record of Symbol's common stock.

         Historically, changes in our results of operations or projected results of operations have resulted in significant changes in the market price of our common stock. As a result, the market price of Symbol's common stock has been highly volatile. Our common stock may also experience substantial volatility if our operational results do not meet projections.

         Payment of future dividends is subject to approval by our Board of Directors. Recurrent declaration of dividends will be dependent our future earnings, capital requirements and financial condition.

         On February 26, 2001, our Board of Directors declared a three-for-two stock split, payable as a 50 percent dividend, on April 16, 2001, to all shareholders of record on March 26, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial information of Symbol for each of the years in the five-year period ended December 31, 2002. These tables should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                        YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                  2002(1)        2001(2)         2000(2)        1999(2)        1998(2)
                                                ------------   -----------    ------------    ------------   -----------
                                                              (AS RESTATED)  (AS RESTATED)   (AS RESTATED)  (AS RESTATED)
OPERATING RESULTS:
Total net revenue..........................     $ 1,401,617    $ 1,487,456    $ 1,213,263     $ 1,067,027     $ 945,324
Net loss...................................         (57,775)        (4,094)      (137,666)        (59,639)      (55,697)
Basic and diluted loss per share(3)........           (0.25)         (0.02)         (0.67)          (0.30)        (0.28)

FINANCIAL POSITION:
Total assets...............................     $ 1,572,195    $ 1,705,371    $ 2,009,041     $ 1,042,987     $ 809,874
Working capital............................         216,191        559,880        543,829         393,141       175,344
Long-term debt, less current maturities....         135,614        220,521        201,144          99,623        64,596
Stockholders' equity.......................         887,739        999,115      1,092,588         623,762       503,839
Cash dividends per share(3)................            0.02         0.0167         0.0144          0.0104        0.0079

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING:
Basic and diluted(3).......................         229,593        227,173        206,347         198,600       198,363

----------

(1) Symbol changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

(2) See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements.

(3) Adjusted to reflect three-for-two stock splits that became effective on April 16, 2001, April 5, 2000, June 14, 1999 and April 3, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FORWARD-LOOKING STATEMENTS; CERTAIN CAUTIONARY STATEMENTS

         This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of Symbol's future business, results of operations, liquidity and operating or financial performance or results. Such forward looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These and other important risk factors are included in the "Risk Factors" section of this report beginning on page 16.

         In light of the uncertainty inherent in such forward-looking statements, you should not consider the inclusion to be a representation that such forward-looking events or outcomes will occur.

         Because the information herein is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding Symbol's future performance. Actual results and performance may differ from Symbol's current projections, estimates and expectations, and the differences may be material, individually or in the aggregate, to Symbol's business, financial condition, results of operations, liquidity or prospects. Additionally, Symbol is not obligated to make public indication of changes in its forward looking statements unless required under applicable disclosure rules and regulations.

The following discussion and analysis should be read in conjunction with Symbol's Consolidated Financial Statements and the notes thereto that appear elsewhere in this report.

OVERVIEW

         We are a leader in secure mobile information systems that integrate application-specific handheld computers with wireless networks for data, voice and bar code data capture. Our goal is to be one of the world's preeminent suppliers of mission-critical mobile computing solutions to both business and industrial users. For the year ended December 31, 2002, we generated $1,401,617 of net revenue.

         Symbol manufactures products and provides services to capture, manage and communicate data using three core technologies - bar code reading and image recognition, mobile computing and networking systems. Our products and services are sold to a broad and diverse base of customers on a worldwide basis and in diverse markets such as retail, transportation, parcel and postal delivery services, warehousing and distribution, manufacturing, healthcare, hospitality, security, education and government. We do not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

         We are engaged in two reportable business segments: (1) the design, manufacture and marketing of mobile computing, automatic data capture, and wireless network systems (the "Product Segment"); and (2) the servicing of, customer support for and professional services related to these systems (the "Services Segment"). Each of our operating segments uses its core competencies to provide building blocks for mobile computing solutions.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         In May 2001, in response to an inquiry from the United States Securities and Exchange Commission, we retained a law firm to conduct an internal investigation into certain allegations concerning Symbol's accounting practices, focusing on specific transactions with two of our customers but also including a limited review of other large transactions. The law firm retained an accounting firm to assist it in the investigation. We subsequently learned that the effectiveness of this initial investigation was hindered by the apparently deliberate actions of one or more individuals formerly in Symbol's employ. The Commission expressed dissatisfaction with the initial investigation.

         In March 2002, we retained a second law firm to conduct a wide-ranging internal investigation into Symbol's accounting practices. The investigation was conducted over a period of approximately eighteen months with the assistance of an outside forensic accounting team. The investigation involved more than 200 interviews and the review of hundreds of thousands of pages of documents and emails.

         The investigation found that, during the period covered by the restatement, certain members of former management engaged in, directed and/or created an environment that encouraged a variety of inappropriate activities that resulted in accounting errors and irregularities affecting Symbol's previously issued financial statements that we have now restated. The errors and irregularities caused by these actions primarily concerned the timing and amount of product and service revenue recognized. In particular, the investigation found that revenue was accelerated from the appropriate quarters to earlier quarters through a variety of improper means and, on a more limited basis, revenue was improperly created and inflated on a net basis. Additionally, there were errors and irregularities associated with the establishment and utilization of certain reserves and restructurings, including certain end-of-quarter adjustments that were apparently made in order to achieve previously forecasted financial results. There were also errors and/or irregularities associated with the administration of certain options programs, as well as several categories of cost of revenue and operating expenses, including efforts to artificially reduce reported inventory.

         In addition, the internal investigation uncovered efforts by certain then employees, including certain members of then management, to impede both the initial and second internal investigations. The employees responsible for directing such conduct have been terminated.

         The investigation found that, in addition to the specific items of misconduct giving rise to the need for the restatement, there was a failure by Symbol's former management to establish an appropriate control environment, and there were significant failures in Symbol's internal controls and procedures resulting from numerous causes, including inadequate hiring of qualified and experienced personnel, insufficient training and supervision of personnel, a decentralized accounting structure for operations in the United States and inadequate systems and systems interfaces. The investigation also found instances in which some members of former management and sales and finance-related employees devoted insufficient attention and resources to ensuring accurate accounting and financial reporting. Indeed, as the guilty pleas of two former senior members of our finance group illustrate, there were also instances in which such activity rose to the level of criminal misconduct. All of the members of senior management who were primarily responsible for the errors and irregularities underlying the restatement either have been terminated from employment at Symbol as part of the internal investigation or have left Symbol.

         On August 13, 2002, we disclosed that a restatement of our previously issued financial statements was possible. In November 2002, we announced the unaudited, preliminary expected magnitude of the anticipated restatement of our financial statements, and updated that information on several occasions over the subsequent eleven months. Accordingly, the selected financial data for 1998, 1999, 2000 and 2001, financial statements for the years ended December 31, 2000 and 2001, and unaudited selected quarterly information for each of the four quarters of 2001 and the first three quarters of 2002 included in this Annual Report on Form 10-K have been restated. We did not amend our annual reports on Form 10-K or quarterly reports on Form 10-Q for periods affected by the restatement that ended prior to and including September 30, 2002, and the financial statements and related financial information contained in such reports should no longer be relied upon.

         We have been informed that the Commission and the United States Attorney's Office for the Eastern District of New York are conducting investigations relating to the aforementioned errors and/or irregularities.

         The effect of the adjustments made to restate our financial results is a reversal of cumulative net revenue of $234,220 and cumulative net earnings of $324,722 that had previously been recognized through September 30, 2002. As of September 30, 2002, our restated Stockholders' Equity was $946,261 as compared with $1,171,393 as originally reflected in our Form 10-Q as of and for the quarter then ended. As a result, the Consolidated Financial Statements have been restated to give effect to the correction of these errors.

         The principal adjustments are summarized below:

REVENUE RECOGNITION

         Our investigation in the area of revenue recognition identified numerous instances where the timing or amount of revenue recognized was not appropriate. SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) expresses the SEC Staff's views regarding the application of U.S. GAAP to revenue recorded in financial statements. Provided below is a summary of the nature of the adjustments to revenue that were recorded to our Consolidated Financial Statements:

PERSUASIVE EVIDENCE OF AN ARRANGEMENT EXISTS

         Generally, we rely on a written contract or purchase order from our customer as evidence that a sales arrangement exists. Our investigation identified situations when the customer arrangements were not available, were not documented or were superceded by separate written agreements or verbal arrangements. In many of these instances, the customer returned most or all of the merchandise shipped in a subsequent accounting period based on these separate agreements or arrangements. The existence of these separate agreements and arrangements indicates that the original agreement was not binding and, therefore, the recognition of revenue was inappropriate at that time and should have been deferred until such time as persuasive evidence of an arrangement existed.

DELIVERY HAD NOT OCCURRED OR SERVICES HAD NOT BEEN RENDERED

         We recognize revenue when the risks and rewards of ownership have been transferred to our customer and the earnings process is complete. Our investigation identified situations in which we had recognized revenue at the time we shipped our product to an intermediate staging area or location where we performed additional configuration services to meet customer requirements. The recognition of revenue was inappropriate at that time and should have been deferred until such time as our products had been shipped or services had been rendered to our customer.

THE SELLER'S PRICE TO THE BUYER WAS NOT FIXED OR DETERMINABLE

         Generally, we collect cash from our customer based on the amount we invoice which reflects a previous agreement on price. In the course of our investigation, we identified situations in which significant price concessions were made based on prior or ongoing negotiations or in which subsequent credits were issued to a customer based on sales volume or in which separate agreements existed that were not considered in the revenue recognition process. These arrangements indicate that the price of goods and services was not fixed or determinable at the time of the sale and, therefore, the recognition of revenue was inappropriate and should have been deferred until the price was fixed or determinable.

COLLECTIBILITY IS REASONABLY ASSURED

         Generally, we perform various credit-checking procedures to be assured that our customer is credit worthy and that collectibility of invoices is reasonably assured. In the course of our investigation, we identified situations in which sales were made to customers who had no financial means for payment other than from the resale of our products to third parties. Effectively, these customers were acting as our distributors or agents and our sales to them were on a consignment basis since we readily accepted any returns they provided. Accordingly, the recognition of such sales to distributors with unlimited or extremely broad return capability was inappropriate and should have been deferred until such time as the sale was made to the ultimate customer and collectibility was reasonably assured.

RESTRUCTURING RESERVES

         In December 2000, we recorded restructuring, impairment and merger integration charges associated with the Telxon acquisition (See Note 3 to the Consolidated Financial Statements included elsewhere herein). As a result of our investigation, we determined that both the amount and timing of certain components of this charge as well as the subsequent utilization of the established reserve were inappropriate.

         In September 2001, we recorded a restructuring charge primarily related to the reorganization of our manufacturing facilities. Similarly, we determined that both the amount and timing of certain components of this charge as well as the subsequent utilization of the established reserve were inappropriate.

INVENTORY

         The investigations identified numerous errors and irregularities in the area of inventory. In particular, our previous methodology for identifying excess and obsolete inventory, which relied heavily on historical usage, did not properly consider the rapid nature of technology changes and reduced product life cycles during the past several years. In addition, in June 2001, a $110,000 write down was recorded and disclosed as being related to Palm and radio inventory. The nature, timing and amount of these charges were inappropriate.

COMPUTER HARDWARE AND SOFTWARE COSTS

         We design, develop and engineer certain of the computer hardware and software that are used in many of the products and services we sell to customers. The accounting for these activities as they relate to the development of computer hardware is prescribed by Statement of Financial Accounting ("SFAS") Standards No. 2, "Accounting for Research and Development Costs." SFAS No. 2 requires that all research and development costs be charged to expense as incurred. In the course of our investigation, we determined that certain computer hardware development costs had been incorrectly capitalized.

         The accounting for computer software design and development costs is governed by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 provides that all costs incurred to establish technological feasibility of a computer software product to be sold, leased or otherwise marketed be recorded as an expense as incurred. As a result of our investigation, we determined that the criteria provided in SFAS No. 86 to identify when technological feasibility has been established had been misapplied.

         Accordingly, the Consolidated Financial Statements reflect all computer hardware and software design and development costs as current period expenses. In addition, since we believe our current process for developing software is essentially completed concurrently with the establishment of technical feasibility, we have expensed as incurred all costs of computer software to be sold, leased or otherwise marketed. Such costs have been reflected as a current period expense in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements included elsewhere herein.

PATENT COSTS

         We incur significant costs in registering and defending our patent portfolio that provides us with a competitive advantage. In general, we capitalize and amortize such costs over the remaining life of the patent subject to an impairment test, to be assured that the combined net book value of the patent and related costs do not exceed its fair value. Our investigation revealed that certain patent-related costs were being incorrectly amortized beyond the life of the related patent. Additionally, other instances were noted in which we could not associate various legal costs incurred with a specific patent. Accordingly, the Consolidated Financial Statements reflect adjustments to correct the amortization of costs to coincide with the remaining life of the related patent and to write-off legal costs that could not be directly associated with a patent. In addition, because of rapidly changing technology, we determined that our prior policy of amortizing patents generally over a 17 year period was not appropriate and the Consolidated Financial Statements reflect adjustments to reduce the patent amortization period to six years.

AIRCLIC TRANSACTION

         In the third quarter of 2000, we received a non-cancelable purchase order from AirClic for the development of certain technologies, molding designs and other rights and recorded $15,000 of revenue and gross profit. In the fourth quarter of 2000, the terms of the purchase order were materially changed and were tied to a $50,000 cash investment we made in AirClic, a cost method investee. In the second quarter of 2002, we determined that a decline in the value of our investment in AirClic was other than temporary and wrote off $47,200 of the $50,000 investment as an impairment charge as a component of operating expenses. As a result of our investigation, we have determined that our previous accounting for the transactions with AirClic was inappropriate and the Consolidated Financial Statements reflect the elimination of the $15,000 revenue and gross profit originally recognized in the third quarter of 2000 and the previously recorded $50,000 investment has been recorded as $35,000, which reflects the net effect of the 2000 transactions. Lastly, the $47,200 impairment charge recorded in 2002 has been reduced to $32,200 and is shown as an impairment in investments as a component of other income/(expense) in the Consolidated Statements of Operations.

TELXON TRANSACTION

         As discussed in Note 3 to the Consolidated Financial Statements included elsewhere herein, on November 30, 2000, we completed the acquisition of the Telxon Corporation. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Subsequent to the acquisition date, we adjusted goodwill for revisions to the fair values of the assets and liabilities acquired. As a result of our investigation, we concluded that certain of the adjustments to goodwill did not relate to contingencies existing at the time of the acquisition. Furthermore, we discovered that while certain adjustments to the net assets acquired from Telxon were appropriate, the impact of these adjustments was incorrectly recorded in accounts other than goodwill.

BRAZIL ACQUISITION

         As discussed in Note 3 to the Consolidated Financial Statements included elsewhere herein, during the second quarter of 2002, we entered into an agreement with the owners of a Brazilian corporation that was a distributor of our products, whereby we created a majority-owned subsidiary of Symbol. In our previously reported financial statements, we recorded payments to two individuals aggregating approximately $5,300 as part of the purchase price. As a result of our investigation, we determined that we should have treated these payments as operating expenses.

ACCRUALS, RESERVES AND PREPAYMENTS

         In the normal course of preparing our financial statements, we record accruals for costs incurred that have not been paid and record prepayments for goods or services to be received that have been paid for in advance. As a result of our investigations, we identified errors in the accounting for certain of these accruals and prepayments. Specifically, we identified instances in which we established reserves or released reserves in error.

STATEMENT OF OPERATIONS RECLASSIFICATIONS

         As a result of our investigation, we discovered numerous instances in which certain categories of expenses were inappropriately classified in the statements of operations.

STOCK OPTION ACCOUNTING

         In the course of our investigation, we identified certain irregularities and improper administration of option exercises related to our stock option plans. In particular, an informal practice began in or around the early 1990's, whereby certain officers and directors were afforded a look-back period (no more than 30 days) for purposes of determining the market price to be used in connection with specific option exercises. In addition, certain of these individuals were given an extended period of time in which to pay for their option exercises. These practices were contrary to the terms of the relevant option plans.

         As this practice allowed certain participants to choose exercise dates outside of the approved plan terms and also allowed these participants to extend the period of time in which to pay for their option exercise, the price of the option at the grant date was not fixed. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Consolidated Financial Statements reflect as compensation expense the change in market price of the common stock underlying these options granted to plan participants that could have participated in this practice.

         Effective July 30, 2002, this practice of options exercise ended, resulting in ceasing the accounting for such options under variable plan accounting.

EXECUTIVE LIFE INSURANCE

         As a benefit to some of our key executives, we paid the premiums to provide split dollar life insurance. As part of this program, the premiums on the policies accumulate as cash surrender value that must be repaid to us upon the termination of employment or death of the employee. In the course of our investigations, we determined that the amount we recorded as a recoverable asset exceeded the amount we could realize as cash surrender value under the policies. Following the adoption of the Sarbanes-Oxley Act of 2002, no further payments were made by us in connection with split dollar life insurance.

INTEREST EXPENSE

         Our primary source of liquidity during 1999 through most of 2003 was a Credit Agreement signed in December 1998 and voluntarily terminated in November 2003.

         Pricing terms of this Credit Agreement were covered under a "credit grid" that provided for interest charges on both drawn and undrawn committed lines of credit, and was based on a quarterly calculation of a leverage ratio of outstanding debt divided by earnings before income taxes, depreciation and amortization. Interest charges were either lowered the further the leverage ratio fell below 2.5 times or raised if the ratio moved toward 2.5 times. The agreement also provided for additional fees in the event of additional leverage or events of default. Through a series of waivers and amendments granted by the bank group during the life of the Credit Agreement, no event of default occurred. However, these waivers and amendments did not provide protection from the obligations under the "credit grid" pricing.

         We determined that our previously recorded interest expense during the period covered by the restatement needed to be recalculated based on our restated results, which resulted in adjustments in our

Consolidated Financial Statements to appropriately reflect interest expense due under the terms of the Credit Agreement.

BALANCE SHEET ADJUSTMENTS AND RECLASSIFICATIONS

         In the course of our investigations, we identified errors associated with the cut off of cash receipts. In these instances, recording of cash receipts was inappropriately accelerated into earlier accounting periods. In addition, reclassifications were made incorrectly to certain balance sheet accounts, such as accounts receivable and other assets.

OTHER RESTATEMENT-RELATED ADJUSTMENTS

         In the course of our investigations, we identified instances where marketable securities, property, plant and equipment and other long-lived assets were carried at amounts exceeding their net realizable values.

INCOME TAXES

         As a result of the adjustments described above, we have adjusted our tax provisions and related accounts for the periods involved.

         The following table presents the effects of the aforementioned adjustments on pre-tax (loss)/income:


                                                INCREASE/(DECREASE) IN PREVIOUSLY REPORTED PRE-TAX (LOSS)/INCOME
                                                                        (IN THOUSANDS):

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                             NINE MONTHS ENDED    -----------------------------------------------------
                                             SEPTEMBER 30, 2002      2001          2000           1999          1998
                                            --------------------  ----------     ---------     ----------    ----------
Pre-tax (loss)/income previously
   reported........................            $  (11,673)       $  (79,193)   $  (79,558)    $  171,124    $  138,751

REVENUE ADJUSTMENTS:
Product............................                69,145            59,306      (226,533)       (74,655)      (31,436)
Service............................                 2,943           (24,547)       (9,694)         2,392        (1,141)
                                               ----------        ----------     ---------     ----------    ----------
                                                   72,088            34,759      (236,227)       (72,263)      (32,577)
COST OF REVENUE ADJUSTMENTS:
Product revenue cost...............               (39,687)          (29,394)       70,805         19,019        (2,170)
Service revenue cost...............                 3,555             4,236         1,433            103         3,916
Restructuring reserves.............               (26,592)           25,586        25,103           (753)       (1,604)
Excess and obsolete inventory......               (36,920)          (24,613)       10,099         (5,950)      (14,517)
Computer costs.....................                11,799            24,105        63,995         19,274        14,454
Telxon transaction.................                (3,471)           (1,539)       (1,285)        (1,213)           --
Accruals and prepayments...........                 2,970            17,329           147             94        (2,707)
Other, net.........................                 3,793            (3,206)       (2,018)            17            --
                                               ----------        ----------     ---------     ----------    ----------
                                                  (84,553)           12,504       168,279         30,591        (2,628)
OPERATING EXPENSE AND OTHER
   ADJUSTMENTS:
Restructuring reserves.............                11,589           (22,677)       20,375            292            --
Computer costs.....................               (19,145)          (37,574)      (37,075)       (43,678)      (33,581)
Patent costs.......................                (5,461)           (5,094)       (2,642)        (3,406)       (1,919)
AirClic impairment.................                47,200                --            --             --            --
Telxon transaction.................                (6,382)          (16,531)         (573)            --            --
Brazil acquisition.................                (2,050)               --        (3,250)            --            --
Accruals and prepayments...........                 3,572            19,693        (5,972)         5,049         3,316
Stock option accounting............                70,132            92,760        (9,402)      (202,836)     (179,383)
Executive life insurance...........                  (743)           (1,824)       (1,932)        (1,750)          (95)
Bad debt impact of revenue
   adjustments.....................                  (200)            7,254          (542)           119         1,576
Interest expense...................                  (381)             (691)       (3,125)          (896)           --
Impairment of investments..........               (53,110)           (1,521)           --             --            --
Other, net.........................                (5,303)            2,816           376            448             2
                                               ----------        ----------     ---------     ----------    ----------
                                                   39,718            36,611       (43,762)      (246,658)     (210,084)
Increase/(decrease) in pre-tax
   (loss)/income...................                27,253            83,874      (111,710)      (288,330)     (245,289)
                                               ----------        ----------     ---------     ----------    ----------
Pre-tax income/(loss), as restated.            $   15,580        $    4,681     $(191,268)    $ (117,206)   $ (106,538)
                                               ==========        ==========     =========     ==========    ==========

         The following table presents the effects of correcting for all previously discussed adjustments and reclassifications on the individual balance sheet captions.

                                                                     INCREASE/(DECREASE) (IN THOUSANDS):

                                                           AS OF                  AS OF DECEMBER 31,
                                                       SEPTEMBER 30,    ----------------------------------------------
                                                           2002            2001        2000       1999          1998
                                                       -------------    ---------   ---------   ---------    ---------
Cash..............................................      $      --       $ (10,602)  $ (10,787)  $  (6,623)   $      --
Accounts receivable, net..........................       (116,754)       (166,249)   (285,080)   (109,363)     (63,874)
Inventories.......................................        (59,407)         27,241      93,114     (22,178)     (41,002)
Deferred income taxes.............................        123,372         105,438     166,091     194,533       (7,595)
Other current assets..............................        (34,185)        (60,716)    (20,321)     (1,787)      (4,599)
Property, plant and equipment.....................        (10,873)          9,558       1,557      (5,543)      (3,181)
Deferred income taxes.............................        (12,288)         54,276      74,805      43,481      152,387
Investment in marketable securities...............             --              --       1,000       1,000           --
Goodwill and other intangible assets..............        (92,312)        (83,641)    (48,062)    (21,172)     (17,422)
Software development costs........................        (42,275)        (36,392)    (33,575)    (64,883)     (43,571)
Other assets......................................         (7,423)        (26,217)    (22,899)    (12,422)         331
Accounts payable and accrued expenses.............            952          (7,129)     29,469      14,260        4,536
Deferred revenue, current.........................          5,098           8,125       6,746      (1,207)      (1,632)
Accrued restructuring expenses....................          3,700          (5,288)    (16,814)         --           --
Income taxes payable..............................            188              --          --          --           --
Long term debt, less current maturities...........        (20,928)         (4,647)         --          --           --
Deferred revenue, long-term.......................          1,113           4,639         (65)         93       (2,241)
Other liabilities.................................           (190)         (1,329)      5,613      (1,405)      (2,099)
Additional paid-in capital........................        219,810         297,262     413,631     439,697      253,567
Other comprehensive income/(loss).................         13,685             754       5,802       3,025           --
Retained deficit..................................       (456,716)       (475,545)   (525,358)   (456,659)    (280,656)
Treasury stock....................................         (1,911)         (4,145)     (3,183)     (2,761)          --

         The impact of the foregoing adjustments on certain key ratios is as follows:

                                            AS OF AND FOR
                                           THE NINE MONTHS
                                                ENDED                 AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                            SEPTEMBER 30,       --------------------------------------------------
                                                 2002             2001        2000          1999            1998
                                           ---------------      --------    --------      --------        --------
GROSS PROFIT MARGIN:
Based on previously reported
  amounts..........................              36.6%            27.1%        31.8%        42.5%            42.5%
Based on restated amounts..........              32.8%            29.7%        32.3%        41.5%            40.3%

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES (AS A
  PERCENTAGE OF REVENUE):
Based on previously reported
  amounts..........................              21.4%            22.2%        18.4%        19.4%            19.9%
Based on restated amounts..........              22.1%            22.1%        26.9%        22.1%            21.5%

WORKING CAPITAL:
Based on previously reported
  amounts..........................           $620,161         $660,475     $620,214      $351,613        $295,317
Based on restated amounts..........           $523,248         $559,880     $543,829      $393,141        $175,344

CURRENT RATIO:
Based on previously reported
  amounts..........................              2.8:1            2.9:1        2.4:1         2.5:1           2.6:1
Based on restated amounts..........              2.5:1            2.7:1        2.1:1         2.6:1           1.9:1

LONG-TERM DEBT TO CAPITAL:
Based on previously reported
  amounts..........................              14.4%            20.8%        20.4%         13.5%           10.8%
Based on restated amounts..........              15.7%            23.4%        22.0%         13.8%           11.4%

RETURN ON ASSETS:
Based on previously reported
  amounts..........................              (0.4%)           (2.8%)       (4.4%)        12.3%           12.3%
Based on restated amounts..........               0.7%            (0.2%)       (9.0%)        (6.4%)          (7.5%)

         The following is a summary of the significant effects of the restatement:

                                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                            NINE MONTHS ENDED     -----------------------------------------------------
                                           SEPTEMBER 30, 2002                2001                      2000
                                        ------------------------  -------------------------   -------------------------
                                            AS                         AS                          AS
                                        PREVIOUSLY                 PREVIOUSLY                  PREVIOUSLY
                                         REPORTED    AS RESTATED    REPORTED    AS RESTATED     REPORTED    AS RESTATED
                                        ----------   -----------  ------------  -----------   ------------  -----------
CONSOLIDATED STATEMENTS OF
   OPERATIONS DATA:
Revenue..........................        $956,671    $1,028,759   $1,452,697    $1,487,456    $1,449,490    $1,213,263
Cost of revenue..................         606,520       691,073    1,058,580     1,046,076       989,137       820,858
                                         --------    ----------   ----------    ----------    ----------    ----------
Gross profit.....................         350,151       337,686      394,117       441,380       460,353       392,405
Stock based compensation
   (recovery)/expense under
   variable plan accounting......              --      (70,132)           --      (92,760)            --         9,402
Other operating expenses.........         351,097       343,202      455,335       512,846       527,691       559,350
                                         --------    ----------   ----------    ----------    ----------    ----------
(Loss)/earnings from operations..           (946)        64,616     (61,218)        21,294      (67,338)     (176,347)
(Loss)/earnings before income
   taxes.........................        (11,673)        15,580     (79,193)         4,681      (79,558)     (191,268)
Net (loss)/earnings                       (7,937)        10,892     (53,907)       (4,094)      (68,966)     (137,666)
NET (LOSS)/EARNINGS PER COMMON
   SHARE:
   Basic.........................          (0.03)          0.05       (0.24)        (0.02)        (0.33)        (0.67)
   Diluted.......................          (0.03)          0.05       (0.24)        (0.02)        (0.33)        (0.67)

                                                                                    AS OF DECEMBER 31,
                                                   AS OF          -----------------------------------------------------
                                           SEPTEMBER 30, 2002                2001                      2000
                                        ------------------------  -------------------------   -------------------------
                                            AS                         AS                          AS
                                        PREVIOUSLY                 PREVIOUSLY                  PREVIOUSLY
                                         REPORTED    AS RESTATED    REPORTED    AS RESTATED     REPORTED    AS RESTATED
                                        ----------   -----------  ------------  -----------   ------------  -----------
CONSOLIDATED BALANCE SHEETS
   DATA:
Accounts receivable, net.........     $   283,607  $   166,853   $   307,576  $   141,327   $   453,906   $   168,826
Inventories......................         316,858      257,451       310,924      338,165       285,413       378,527
Total current assets.............         955,475      868,500     1,000,208      895,320     1,078,252     1,021,268
Goodwill and other intangible
   assets, net...................         469,989      340,289       413,308      329,667       386,492       338,430
Total assets.....................       1,767,025    1,539,457     1,892,674    1,705,371     2,093,199     2,009,041
Accounts payable and accrued
   expenses......................         288,494      289,446       279,615      272,486       325,670       355,139
Deferred revenue, current........          32,211       37,309        34,641       42,766        30,227        36,973
Total current liabilities........         335,314      345,252       339,733      335,440       458,038       477,439
Deferred revenue, long-term......           7,632        8,745         7,084       11,723        11,182        11,117
Total other liabilities..........         252,686      239,199       365,068      359,093       422,283       427,897
   Total stockholders' equity....       1,171,393      946,261     1,180,789      999,115     1,201,696     1,092,588

See Note 21 to the Consolidated Financial Statements for selected quarterly financial information.

                                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                     1999                                1998
                                                         -----------------------------       ---------------------------
                                                             AS                                  AS
                                                         PREVIOUSLY             AS           PREVIOUSLY            AS
                                                          REPORTED           RESTATED         REPORTED          RESTATED
                                                         ----------         ----------       -----------        --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue...........................................       $1,139,290         $1,067,027          $977,901        $945,324
Cost of revenue...................................          654,556            623,965           561,920         564,548
                                                            -------            -------           -------         -------
Gross profit......................................          484,734            443,062           415,981         380,776
Stock based compensation expense/(recovery) under
  variable plan accounting.......................                --            202,836                --         179,383
Other operating expenses..........................          307,789            350,937           274,274         308,215
                                                            -------            -------           -------         -------
(Loss)/earnings from operations...................          176,945           (110,711)          141,707        (106,822)
(Loss)/earnings before income taxes...............          171,124           (117,206)          138,751        (106,538)
Net earnings/(loss)...............................          116,364            (59,639)           92,964         (55,697)
Net earnings/(loss) per common share:
      Basic.......................................             0.59              (0.30)             0.47           (0.28)
      Diluted.....................................             0.55              (0.30)             0.44           (0.28)


                                                                               AS OF DECEMBER 31,
                                                         ---------------------------------------------------------------
                                                                     1999                                 1998
                                                         -----------------------------       ---------------------------
                                                             AS                                  AS
                                                         PREVIOUSLY             AS           PREVIOUSLY            AS
                                                          REPORTED           RESTATED         REPORTED          RESTATED
                                                         ----------          ---------       -----------       ----------
CONSOLIDATED BALANCE SHEETS DATA:
Accounts receivable, net..........................       $  252,140         $  142,777        $  205,416       $  141,542
Inventories.......................................          216,709            194,531           196,986          155,984
Total current assets..............................          584,201            638,782           479,604          362,534
Goodwill and other intangible assets, net.........          130,566            109,394           115,954           98,532
Total assets......................................        1,047,944          1,042,987           838,399          809,874
Accounts payable and accrued expenses.............          188,178            202,438           149,938          154,474
Deferred revenue, current.........................           18,805             17,598            13,897           12,265
Total current liabilities.........................          232,588            245,641           184,287          187,190
Deferred revenue, long-term.......................           12,833             12,926            10,683            8,442
Total other liabilities...........................          162,063            160,658           112,501          110,403
Total stockholders' equity........................          640,460            623,762           530,928          503,839

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated certain revenue and expense items expressed as a percentage of total net revenue.

                                                                                   PERCENTAGE OF REVENUE
                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                            2002            2001            2000
                                                                          ----------      ----------     ---------
REVENUE:
Product revenue.................................................             78.7%           81.1%          82.9%
Services revenue................................................             21.3            18.9           17.10
                                                                          ----------      ----------     ---------
                                                                            100.0           100.0          100.0
COST OF REVENUE:
Product cost of revenue.........................................             49.5            55.6           54.2
Services cost of revenue........................................             15.7            14.7           13.4
                                                                          ----------      ----------     ---------
                                                                             65.2            70.3           67.6
Gross profit....................................................             34.8            29.7           32.4
                                                                          ----------      ----------     ---------
OPERATING EXPENSES:
Engineering.....................................................             10.2            10.1           10.5
Selling, general and administrative.............................             24.5            22.1           26.9
Stock based compensation expense/(recovery) under variable plan
   accounting...................................................             (4.9)           (6.2)           0.8
Litigation......................................................              7.0             --             --
Restructuring and impairment charges............................              0.2             0.7            0.4
In-Process research and development.............................              --              --             7.2
Merger integration charges......................................              --              0.6            0.6
Amortization of goodwill........................................              --              1.0            0.5
                                                                          ----------      ----------     ---------
                                                                             37.0            28.3           46.9
                                                                          ----------      ----------     ---------
(Loss)/earnings from operations.................................             (2.2)            1.4          (14.5)
Impairment of investments.......................................             (3.8)           (0.1)           --
Net other income/(expense)......................................              0.1            (1.0)          (1.2)
                                                                          ----------      ----------     ---------
(Loss)/earnings before income taxes.............................             (5.9)            0.3          (15.7)
(Benefit from)/provision for income taxes.......................             (1.8)            0.6           (4.4)
                                                                          ----------      ----------     ---------
   Net loss.....................................................             (4.1)%          (0.3)%        (11.3)%
                                                                          ==========      ==========     =========


FOR THE YEAR ENDED DECEMBER 31, 2002 (AMOUNTS IN THOUSANDS)

         Throughout the following Management's Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts reflect balances and amounts on a restated basis, except for amounts as of and for the year ended December 31, 2002, which have not been previously reported.

         Net product revenue for the year ended December 31, 2002 decreased 8.5 percent to $1,103,070 from $1,206,176 for 2001. This decline was due to unfavorable global economic conditions and reduced levels of information technology spending which resulted in a reduction in the quantity of units sold. Net services revenue for the year ended December 31, 2002 increased 6.1 percent to $298,547 from $281,280 for 2001, primarily due to an increase in support service contract renewals and time and materials billings, particularly in our EMEA region associated with product sales offset partially by decrease in project management activities in 2002 as compared to 2001.

         Geographically, The Americas and EMEA revenue decreased 7.8 percent and
2.0 percent, respectively, for the year ended December 31, 2002 from the comparable prior year period. Asia Pacific revenue increased 1.9 percent over the comparable prior year period. The Americas, EMEA, and Asia Pacific revenue represent approximately 66.7 percent, 27.3 percent, and 6.0 percent, respectively, of net revenue in 2002. The slowdown in the US and EMEA economy, along with customer constraints on information technology spending, were the main causes for the decline in our revenue.

         Product cost of revenue as a percentage of net product revenue was 62.9 percent for the year ended December 31, 2002 as compared to 68.5 percent in 2001. This decrease is mainly attributed to charges for excess and obsolete inventory of $166,445 in 2001 as compared to $37,011 in 2002.

         Services cost of revenue as a percentage of net services revenue was
73.7 percent for the year ended December 31, 2002 as compared to 78.0 percent in 2001. The decrease in the services cost of revenue as a percentage of net services revenue resulted primarily from cost containment efforts and cost benefits derived from the elimination of duplicate overhead components, including the closure of four service centers and elimination of redundant workforce resulting from the Telxon acquisition.

         Engineering costs for the year ended December 31, 2002 decreased 4.6 percent to $142,602 from $149,523 for 2001. The decrease is due to cost containment arrangements to keep spending in line with reduced revenue expectations, and an increase in engineering cost sharing efforts with certain of our customers. As a percentage of total net revenue, engineering expenses increased slightly to 10.2 percent for the year ended December 31, 2002 as compared to 10.1 percent for 2001.

         Selling, general and administrative expenses for the year ended December 31, 2002 increased 4.5 percent to $343,971 from $329,044 for 2001. The increase is attributed to additional professional fees associated with our internal investigation and a severance charge recorded in 2002 for our former President and Chief Executive Officer. As more fully described in Note 2 to the Consolidated Financial Statements, in early 2002 we initiated a review of certain accounting and financial matters with the assistance of an independent counsel and an outside accounting firm. As a result of this investigation, we incurred additional professional fees and costs of $9,245 in 2002. In February 2002, our former President and Chief Executive Officer announced his retirement. In connection therewith, we recorded a pre-tax compensation and related benefits charge of $8,597 which is included in selling, general and administrative expense in the Consolidated Statements of Operations.

         Excluding the investigation costs and executive compensation and benefits charge, selling, general and administrative expenses for the year ended December 31, 2002 decreased 0.9 percent to $326,129 from $329,044 for 2001. Higher costs were incurred in 2001 in anticipation of increased sales activity related to the Telxon acquisition. As the increased sales activity did not materialize to the extent anticipated, cost reduction programs were initiated in 2002. As a percentage of total net revenue, selling general and administrative expenses excluding the investigation costs and the executive compensation and benefits charge increased to 23.3 percent for the year ended December 31, 2002 from 22.1 percent in 2001.

         Included in total operating expenses, and as more fully described in
Note 17 to the Consolidated Financial Statements, are amounts associated with the variable portion of our stock option plans. Such amounts were non-cash recoveries of $68,084 and $92,760 for 2002 and 2001, respectively. These amounts represent a reduction of approximately 11.6 percent and 18.1 percent of total operating expenses in 2002 and 2001, respectively.

         In November 2003, we reached a tentative settlement of certain litigation related to Telxon, one of our wholly owned subsidiaries, enabling us to quantify our likely liability. Reflected in total operating expenses and more fully described in Note 16 to the Consolidated Financial Statements is a charge of $28,300 related to these matters, which was recorded in the fourth quarter of 2002.

         As more fully described in Note 16 to the Consolidated Financial Statements, in the fourth quarter of 2002, we also recorded a charge of $70,000 in connection with the pending class action lawsuits.

         During the year ended December 31, 2002, we also incurred restructuring charges of $2,590 primarily related to workforce reductions resulting from the transition of our volume manufacturing operations from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East contract manufacturing partners.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which we adopted effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets acquired in a business combination will no longer be amortized into results of operations, but rather be subject to assessment for impairment at least annually. Under SFAS No. 142, we are required to perform a prescribed fair-value-based test to measure any impairment to our goodwill and other intangible assets. We completed the impairment test as of January 1, 2002 utilizing an independent appraisal and comparing the fair value of our reporting units with their carrying values, including goodwill. Based on the results of these comparisons, we concluded there was no impairment of goodwill related to either of our reporting units upon initial adoption of this statement.

         Subsequent to the initial adoption of SFAS No. 142, we elected to perform our annual goodwill impairment testing on September 30th of each year beginning in 2002. We completed the impairment test as of September 30, 2002 using the same methodology as described above. The results indicated no impairment of goodwill related to either of our reporting units at September 30, 2002.

         Adjusted financial information assuming SFAS No. 142 had been adopted as of January 1, 2000 is as follows:


                                             FOR THE YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                             2002         2001         2000
                                           --------     --------    ----------
Net loss, as reported...................   $(57,775)    $(4,094)    $(137,666)
Goodwill amortization, net of tax.......         --      14,823         6,347
                                           --------     -------     ---------
Adjusted net (loss)/earnings............   $(57,775)    $10,729     $(131,319)
                                           ========     =======     =========

BASIC LOSS PER SHARE:
Net loss, as reported...................   $  (0.25)    $ (0.02)    $   (0.67)
Goodwill amortization, net of tax.......         --        0.07          0.03
                                           --------     -------     ---------
Adjusted net (loss)/earnings............   $  (0.25)    $  0.05     $   (0.64)
                                           ========     =======     =========

DILUTED LOSS PER SHARE:
Net loss as-reported....................   $  (0.25)    $ (0.02)    $   (0.67)
Goodwill amortization, net of tax.......         --        0.07          0.03
                                           --------     -------     ---------
Adjusted net (loss)/earnings ...........   $  (0.25)    $  0.05     $   (0.64)
                                           ========     =======     =========


         Interest expense for the year ended December 31, 2002 decreased to $16,801 or 24.1 percent from $22,145 in 2001 primarily due to the repurchase of Telxon's remaining convertible debt, net repayments under our revolving credit facility and annual mandatory repayments of other indebtedness.

         Interest income for the year ended December 31, 2002 decreased 19.3 percent to $2,322 from $2,876 for 2001. This was primarily due to our use of cash for our repayments under our revolving credit facility.

         We periodically evaluate the carrying value of our investments for impairment. In consideration of the financial outlook of AirClic's business, the general decline in the economy and the decline in information technology spending, it was determined that the decline in the value of our investment in AirClic was other than temporary during the quarter ended June 30, 2002. In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we recorded a pre-tax impairment charge of $32,200, which is included in impairment of investments as a component of other income/(expense) in the Consolidated Statements of Operations, and wrote down the carrying amount of the investment to its estimated fair value of $2,800.

         In June 2002, we evaluated the decline in market value of our investment in Cisco common stock. Based on the then current market conditions, it was determined that an other-than-temporary decline in the market value of this investment had occurred. In accordance with SFAS No. 115, a pre-tax impairment charge of $20,910 was included in impairment of investments as a component of other income/(expense) in the Consolidated Statements of Operations.

         In accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the gain or loss on the change in fair value of the portion of our investment in Cisco common stock classified as trading, coupled with the gain or loss of the change in fair value of the embedded derivative, have been recorded as a component of other income/(expense) in each reporting period. The net impact of these fair value adjustments resulted in other income of $16,676 for the year ended December 31, 2002, as compared to other income of $4,647 for the year ended December 31, 2001.

         Our effective income tax rate was (30.1) percent for 2002. The effective tax rate each year is largely impacted by the ratio of items receiving different treatment for tax and accounting purposes to profit/(loss) before taxes. In 2002, the impact of additional valuation allowances and nondeductible compensation was partially offset by tax credits and state tax benefits.

FOR THE YEAR ENDED DECEMBER 31, 2001 (AMOUNTS IN THOUSANDS)

         Net product revenue for the year ended December 31, 2001 increased 19.9 percent to $1,206,176 from $1,005,787 for 2000. Net services revenue for the year ended December 31, 2001 increased 35.6 percent to $281,280 from $207,476 for 2000. The increase in net product and services revenue is due to having acquired Telxon in November 2000 and having a full year of consolidated results for 2001. See Note 3 in the Consolidated Financial Statements included elsewhere herein for the estimated pro forma effects of the Telxon acquisition.

         Geographically, The Americas, EMEA, and Asia Pacific revenue increased
22.7 percent, 26.0 percent, and 7.9 percent, respectively, for the year ended December 31, 2001 from the comparable prior year period. The Americas, EMEA, and Asia Pacific revenue represent approximately 68.1 percent, 26.3 percent, and 5.6 percent, respectively, of net revenue in 2001.

         Product cost of revenue as a percentage of net product revenue was 68.5 percent for the year ended December 31, 2001 as compared to 65.4 percent in 2000. This increase is due to a charge for excess and obsolete inventory of $166,445 in 2001 as compared with $69,609 in 2000, a shift in product mix in the fastest growing proportion of our business to lower margin products, the inclusion of Telxon's generally lower margin products and the unfavorable impact of foreign exchange rate fluctuations.

         Included in product cost of revenue for the year ended December 31, 2001 is a charge of $10,282 primarily relating to lease obligation and workforce reduction costs. In addition, during 2001, we substantially completed construction of a 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. In early 2001, we began a 150,000 square foot expansion of this facility. During 2001, we determined that the majority of the space created by the expansion project was not going to be utilized. As such, we recorded an impairment charge of $4,636 which has been reported as a component of product cost of revenue. This charge includes the costs incurred for the project as well as additional costs for which we were committed. Excluding these charges, product cost of revenue as a percentage of product sales would have been 67.3 percent for 2001.

         Services cost of revenue as a percentage of net services revenue was
78.0 percent for the year ended December 31, 2001 as compared to 78.4 percent in 2000. The decrease in the services cost of revenue as a percentage of net services revenue resulted primarily from cost containment efforts and cost benefits derived from the elimination of duplicate overhead components, including the closure of four service centers and elimination of redundant workforce resulting from the Telxon acquisition.

         Engineering costs for the year ended December 31, 2001 increased 17.1 percent to $149,523, from $127,740 for 2000. The increase is due to additional expenses incurred in connection with the continuing research and development of new products, the improvement of existing products, the impact of the Telxon acquisition and the increased usage of contract manufacturers as our partners to flexibly expand our engineering capacity. As a percentage of total net revenue, such expenses decreased to 10.1 percent for the year ended December 31, 2001 as compared to 10.5 percent for 2000.

         Selling, general and administrative expenses for the year ended December 31, 2001 increased 0.9 percent to $329,044 from $326,117 for 2000. Higher costs were incurred in 2001 in anticipation of increased sales activity related to the Telxon acquisition. As a percent of total net revenue, such expenses decreased to 22.1 percent for the year ended December 31, 2001 from
26.9 percent in 2000.

         Included in total operating expenses, and as is more fully described in
Note 17 to the Consolidated Financial Statements, are amounts associated with the variable portion of our stock option plans. Such amounts were recoveries of $92,760 and expenses of $9,402 for 2001 and 2000, respectively. These amounts represent approximately 18.1% and 1.7% of total operating expenses in 2001 and 2000, respectively.

         In December 2001, we recorded a $7,959 impairment charge related to supplier relationship management computer software we received from i2 Technologies, Inc. ("i2"). At that time, we decided to utilize another vendor for our enterprise software applications and as such, the supplier relationship software program we purchased from i2 had no future use. This impairment charge included the cost of the software of $4,250, the future software maintenance payments of $2,465, which we were contractually obligated to pay to i2, and the cost of inventory of $1,244, which we were contractually obligated to provide to i2. The $1,244 was recorded as a component of product cost of sales, while the remaining $6,715 was recorded as a component of restructuring and impairment expenses.

         During the year ended December 31, 2001, we incurred restructuring charges of $2,897 related to workforce reductions resulting from the Telxon acquisition. We also recorded a merger integration charge of $9,238 to integrate Telxon's business and operations.

         Amortization of goodwill of $14,823 for the year ended December 31, 2001 increased from $6,347 in 2000 primarily due to the Telxon acquisition.

         Interest expense for the year ended December 31, 2001 increased 14.1 percent to $22,145 from $19,405 in 2000 primarily due to the Shared Appreciation Income Linked Securities (SAILS) exchangeable debt and interest on Telxon's subordinated notes and debentures, partially offset by a reduction in indebtedness due to annual mandatory repayments, and the repurchase of certain of Telxon's 5.75 percent convertible subordinated notes. For further discussion of the SAILS exchangeable debt offering and the subordinated notes and debentures, refer to "--Liquidity and Capital Resources."

         Interest income for the year ended December 31, 2001 decreased 35.9 percent to $2,876 from $4,484 for 2000. The reduction is primarily due to our use of funds throughout the year for operations and investing.

         Additionally in 2001, we evaluated the fair value of certain of our investments in marketable securities considered available-for-sale under the provisions of SFAS No. 115. Based on the evidence reviewed, we determined the decline in market value for these investments was other-than-temporary. In accordance with the provisions of SFAS No. 115, a pre-tax impairment charge of $1,521 was included in impairment of investments as a component of other income/(expenses) in the Consolidated Statements of Operations.

         In accordance with the provisions of SFAS No. 133, the gain or loss on the change in fair value of the portion of our investment in Cisco common stock classified as trading, coupled with the gain or loss on the change in fair value of the embedded derivative have been recorded as a component of other income or loss in each reporting period. The net impact of these fair value adjustments resulted in other income of $4,647 for the year ended December 31, 2001.

         Our effective income tax rate was 187.5 percent for 2001. As previously discussed, the effective tax rate each year is largely impacted by the ratio of permanent items to net income or loss before taxes. Total permanent items decreased in 2001 for non-deductible acquisition-related costs partially offset by a reduction in foreign tax credits, while 2001 state taxes increased due to a nonrecurring charge for state tax rate changes on deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES (AMOUNTS IN THOUSANDS)

         Historically, our primary source of liquidity has been borrowings under our $350,000 unsecured revolving credit facility with a syndicate of U.S. and international banks (the "Credit Agreement"). We terminated the Credit Agreement in November 2003. Our primary liquidity requirements were for working capital, engineering costs and financing and investing activities. We have historically had sufficient availability under our Credit Agreement to fund our operations and financing and investing activities.

         Borrowings under the Credit Agreement were at an interest rate of either LIBOR plus 100 basis points (which approximated 2.4 percent and 3.0 percent as of December 31, 2002 and 2001, respectively) or the base rate of the syndication agent bank (which approximated 4.25 and 4.75 percent as of December 31, 2002 and 2001, respectively). As more fully discussed in Note 2 to the Consolidated Financial Statements, our restated financial results caused a change in pricing under the Credit Agreement. As a result, our borrowing rate approximated 4.7 percent and 5.2 percent for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, we had $80,000 and $125,439 of borrowings outstanding under the Credit Agreement, respectively.

         As a result of the length of time necessary to restate our financial statements (see Note 2 to the Consolidated Financial Statements included elsewhere herein), beginning on September 16, 2003, we would have been in violation of one of the covenants of our Credit Agreement that requires the timely filing of financial statements with the Commission. On September 15, 2003, we reached an agreement with the bank group and obtained a waiver to provide us additional time to become current with our periodic filings with the Commission. Under the revised Credit Agreement, the credit facility was reduced from $350,000 to $100,000 and we voluntarily agreed to limit our usage of the credit facility to $50,000 until such time as we become current with our periodic filings. In addition, we pledged our U.S.-originated trade receivables and agreed to retain $75,000 of unencumbered cash until we become current with our periodic filings. As of September 30, 2003, the amount outstanding under the credit facility was zero and we had $120,917 of unencumbered cash. In November 2003, we refinanced the Credit Agreement with a $30,000 secured credit line which expires in May 2006 (the "Secured Credit Agreement).

         Currently, our primary source of liquidity is cash flow from operations and the Secured Credit Agreement. Our primary liquidity requirements continue to be for working capital, engineering costs, and financing and investing activities. Cash flows from operations in 2002 and for the first three quarters of 2003 have been sufficient to meet our liquidity needs and we believe our cash and cash equivalents will be sufficient to meet our projected cash requirements for at least the next 12 months.

         During 2002, we generated positive cash flow from operating activities of $177,470 and experienced an overall increase in cash of $5,756. The positive cash flow provided by operating activities, proceeds from the exercise of stock options, warrants and the employee stock purchase plan, and proceeds from the sale of property, plant and equipment were used to repurchase convertible notes and debentures, repay other long-term debt, purchase property, plant and equipment, investment in new companies and other assets, repurchase our common stock, and pay dividends.

         Net cash provided by operating activities for the year ended December 31, 2002 increased to $177,470 from a use of cash of $42,415 for 2001 primarily as a result of improved operating gross profit, as well as lower cash payments on trade payables. Net cash used in investing activities for the year ended December 31, 2002 increased to $43,632 from $20,847 for 2001 as a result of the absence of proceeds received in 2001 of $88,046 from the termination of a collar arrangement associated with our investment in Cisco common stock partially offset by lower purchases of property, plant and equipment in 2002.

         For the year ended December 31, 2001, we used cash of $42,415 for operating activities, and experienced an overall increase in cash of $17,741. The net proceeds from the issuance of notes payable and long-term debt, the proceeds from the termination of the collar arrangement associated with our investment in Cisco Common Stock, and proceeds from the exercise of stock options, warrants and the employee stock purchase plan was used for operating activities and to purchase property, plant and equipment, repurchase convertible notes, repurchase shares of our common stock, and pay dividends.

         Net cash used by operating activities for the year ended December 31, 2001 was $42,415 compared to a use of cash in operating activities of $111,820 for 2000 primarily as a result of the absence of costs incurred to increase inventory levels in anticipation of higher sales and production levels. Net cash used in investing activities for the year ended December 31, 2001 decreased to $20,847 from $136,685 for 2000 as a result of proceeds received in 2001 of $88,046 from the termination of a collar arrangement associated with our investment in Cisco common stock as well as the AirClic investment we made in 2000 for $35,010. Net cash provided by financing activities for the year ended December 31, 2001 decreased to $82,461 from $278,998 for 2000 primarily as a result of cash received in 2000 from the sale of treasury shares in private placements of our common stock.

         In addition to our Secured Credit Agreement, we have additional uncommitted loan agreements with various overseas banks pursuant to which the banks have agreed to provide lines of credit totaling $55,000 with a range of borrowing rates and varying terms. As of December 31, 2002, we had no loans outstanding under these lines. These agreements continue until such time as either party terminates the agreements.

         OTHER LIQUIDITY MEASURES

         Other measures of our liquidity including the following:

                                                                            YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                       2002          2001          2000
                                                                     --------       --------    --------
Working capital..............................................        $216,191       $559,880    $543,829
    (current assets minus current liabilities)
Current ratio (current assets to current liabilities)........           1.5:1          2.7:1        2.1:1
Long-term debt to capital
    (Convertible subordinated notes and debentures plus
    long-term debt to convertible subordinated notes and
    debentures plus long-term debt plus equity)..............          13.3%          23.4%        22.0%


         Current assets as of December 31, 2002 decreased by $205,029 from December 31, 2001, principally due to a decrease in deferred, prepaid and refundable income taxes, and inventories. Current liabilities as of December 31, 2002 increased $138,660 from December 31, 2001 primarily due to an increase in accounts payable and accrued expenses of which $110,300 was reserved for settlements of certain Telxon and shareholder litigation, partially offset by the utilization of accrued restructuring expenses and a decrease in the current portion of deferred revenue. As a result, working capital decreased $343,689 between December 31, 2001 and December 31, 2002. Our current ratio of 1.5:1 at December 31, 2002 decreased from 2.7:1 at December 31, 2001.

         Our long-term debt to capital ratio decreased to 13.3 percent at December 31, 2002, from 23.4 percent at December 31, 2001, primarily due to the repayment in full of all outstanding convertible subordinated notes and debentures and a reduction in amounts outstanding under our revolving credit facility and the SAILS exchangeable debt arrangement.

         FINANCING ACTIVITIES

         During 2000, we entered into a $50,000 lease receivable securitization agreement. This agreement is currently scheduled to mature on December 31, 2003, but is expected to be renewed for an additional three months without the payment of amounts outstanding at such time. After December 31, 2003, we will not be able to securitize additional lease receivables until we provide certain financial information to the financial institution. During the years ended December 31, 2002 and 2001, we securitized approximately $17,219 and $32,227, respectively, of lease receivables which resulted in up front proceeds from new securitizations of $10,000 and $18,700, respectively. Factors that are reasonably likely to affect our ability to continue using these financing arrangements include the ability to generate lease receivables that qualify for securitization and the ability of the financial institution to obtain an investment grade rating from either of the two major credit rating agencies. We do not consider the securitization of lease receivables to be a significant contributing factor to our continued liquidity. See Note 10 to the Consolidated Financial Statements included elsewhere herein.

         EXISTING INDEBTEDNESS

         At December 31, 2002 and 2001, long-term debt outstanding, excluding current maturities, was as follows:

                                           DECEMBER 31,   DECEMBER 31,
                                               2002           2001
                                          -------------   ------------
                                                 (IN THOUSANDS)
        Revolving credit facility          $   80,000      $  125,439
        Senior notes                            6,349          12,698
        SAILS exchangeable debt                55,194          88,559
        Other                                     752             373
                                           ----------      ----------
                                              142,295         227,069
        Less:  current maturities               6,681           6,548
                                           ----------      ----------
        Long-term debt                     $  135,614      $  220,521
                                           ==========      ==========

         At the time of the Telxon acquisition, Telxon had outstanding $82,500 of 5.75 percent convertible subordinated notes (the "notes"), and $24,413 of 7.5 percent convertible subordinated debentures (the "debentures"). The notes were redeemable at any time at the option of Telxon at 100.8214 percent of par value and the debentures were redeemable at par value. During 2001, we redeemed portions of the notes and debentures and in 2002 we redeemed the remaining outstanding balances.

         In March 1993, we issued $50,000 of our 7.76 percent Senior Notes due February 15, 2003 (the "Senior Notes"). The remaining balance of the Senior Notes of $6,349 is classified as current at December 31, 2002 and was fully repaid in February, 2003.

         In January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. The 4,160,000 shares of Cisco common stock had a market value of $54,496 at December 31, 2002. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in Investment in Marketable Securities in the Consolidated Balance Sheets. This debt has a seven-year maturity and pays interest at a cash coupon rate of 3.625 percent.

         At maturity, the SAILS will be exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar arrangement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under our revolving credit facility. The SAILS contain an embedded equity collar, which effectively hedges a large portion of exposure to fluctuations in the fair value of our holdings in Cisco common stock. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS No. 133, ("SFAS 133"). Accordingly, the derivative has been specifically designated as a hedge of the exposure to changes in the fair value of the securities. The gain or loss on changes in the fair value of the derivative is recognized through earnings in the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

         The derivative has been combined with the debt instrument in long-term debt in the Consolidated Balance Sheets and presented on a net basis as permitted under FIN No. 39, "Offsetting of Amounts

Related to Certain Contracts," as there exists a legal right of offset. The SAILS liability, net of the derivative asset, represents $55,194 at December 31, 2002.

         The remaining portion of long-term debt outstanding relates to capital lease obligations and various other loans maturing through 2007.

         CASH AND ACCOUNTS PAYABLE

         We have a balance of accrued purchase commitments of $2,227, for which a loss was recognized for the year ended December 31, 2002, for which payments are due within one year and is included in the balance of accounts payable and accrued expenses. Historically, we have adjusted cash and accounts payable at the end of each fiscal quarter for checks that have been prepared but not mailed out at such date. This has had the effect of increasing cash and accounts payable by approximately $21,101 and $23,552 at December 31, 2002 and 2001, respectively. While the accounting treatment for these transactions was not improper, beginning in 2003, we have ceased the practice of holding checks at the end of each fiscal quarter.

         The impact of this practice on cash and accounts payable at the end of each of the interim fiscal quarters during 2002 and 2001 was as follows:

                      March 31, 2001               $37,598
                      June 30, 2001                 23,757
                      September 30, 2001            26,678

                      March 31, 2002                27,097
                      June 30, 2002                 18,461
                      September 30, 2002            16,487

         CONTRACTUAL CASH OBLIGATIONS

         The following is a summary of the contractual commitments associated with our debt and lease obligations as of December 31, 2002 (Amounts in thousands).

                                                              YEARS ENDED DECEMBER 31,
                            ---------------------------------------------------------------------------------------------
                               TOTAL         2003         2004          2005         2006          2007       THEREAFTER
                            ------------ ------------- ------------ ------------- ------------ ------------- ------------
Long-term debt.........      $ 141,693    $   6,374    $  80,032      $      32     $      33    $      28     $  55,194
Capital lease
  commitments .........            602          307          230             65             -            -             -
Operating lease
  commitments..........        107,998       19,020       15,970         14,344        13,075       11,395        34,194
                            ---------------------------------------------------------------------------------------------
  Total................      $ 250,293    $  25,701    $  96,232      $  14,441     $  13,108    $  11,423     $  89,388

         Our ability to fund planned capital expenditures and to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Secured Credit Agreement will be adequate to meet our future liquidity needs for the foreseeable future.

         We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Secured Credit Agreement in an amount sufficient to enable us to fund our other liquidity needs or pay our indebtedness. If we consummate an acquisition, our liquidity and/or debt service requirements could increase.

         In our opinion, inflation has not had a material effect on our operations.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities.

         On an on-going basis, we evaluate our estimates and judgments, including those related to product return reserves, legal contingencies, inventory valuation, warranty reserves, useful lives of long-lived assets, derivative instrument valuations and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 1 to the Consolidated Financial Statements "Summary of Significant Accounting Policies" summarizes each of our significant accounting policies. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

REVENUE RECOGNITION AND PRODUCT RETURN RESERVES

         We sell our products and systems to end users for their own consumption, as well as to value-added resellers, distributors and original equipment manufacturers (OEMs or channel partners). Channel partners may provide a service or add componentry in order to resell our product to end users. Revenue from the direct sale of our products and systems to end users and OEMs is generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The recognition of revenues related to sales of our products or systems to our value-added resellers is contingent upon the reseller's ability to pay for the product without reselling it to the end user. Sales to resellers that are financially sound are generally recognized when products are shipped, the title and risk of loss has passed, the sales prices is fixed and determinable and collectibility is reasonably assured. Sales to resellers that lack economic substance or cannot pay for our products without reselling them to their customers are recognized when the revenue is billed and collected. Revenue on sales to distributors is recognized when our products and systems are sold by them to the end user.

         When a sale involves multiple elements, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element is met.

         We accrue estimated product return reserves against our recorded revenue. The estimated amount is based on historical experience of similar products to our customers. If our product mix or customer base changes significantly, this could result in a change to our future estimated product return reserve.

LEGAL CONTINGENCIES

         We are currently involved in certain legal proceedings and accruals are established when we are able to estimate the probable outcome of these matters. Such estimates of outcome are derived from consultation with outside legal counsel, as well as an assessment of litigation and settlement strategies. Legal contingencies are often resolved over long time periods. The required accruals may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. Depending on how these matters are resolved, these costs could be material.

INVENTORY VALUATION

         We record our inventories at the lower of historical cost or market value. In assessing the ultimate realization of recorded amounts, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Projected demand levels, economic conditions, business restructurings, technological innovation and product life cycles are variables we assess when determining our reserve for excess and obsolete inventories.

         We have experienced significant changes in required reserves in recent periods due to these variables. As a result, we incurred charges for excess and obsolete inventory of $37,011, $166,445 and $69,609 for the years ended December 31, 2002, 2001 and 2000, respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is further deterioration in market conditions or acceleration in technological change.

WARRANTY RESERVES

         We provide standard warranty coverage for most of our products for a period of one year from the date of shipment. We record a liability for estimated warranty claims based on historical claims, product failure rates and other factors. This liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair and service the equipment. Our warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Should our warranty policy change or should actual failure rates, material usage and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required.

USEFUL LIVES OF LONG-LIVED ASSETS

         We estimate the useful lives of our long-lived assets, including property, plant and equipment, identifiable finite life intangible assets and software development costs for internal use in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The estimated lives are based on historical experience with similar assets as well as taking into consideration anticipated technological or other changes. If technological changes were to occur more rapidly or slowly than anticipated, or in a different form, useful lives may need to be changed accordingly, resulting in either an increase or decrease in depreciation and amortization expense. We review these assets annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important and that could trigger an impairment review include significant changes in the manner of our use of the acquired asset, changes in historical or projected operating performance and cash flows and significant negative economic trends.

DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND FOREIGN CURRENCY

         We utilize derivative financial instruments to hedge foreign exchange rate risk exposures related to foreign currency denominated payments from our international subsidiaries. We also utilize a derivative financial instrument to hedge fluctuations in the fair value of our investment in Cisco common shares. Our foreign exchange derivatives qualify for hedge accounting in accordance with the provisions of SFAS No. 133. We do not participate in speculative derivatives trading. While we intend to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective, or if we did not believe the forecasted transactions would occur, the changes in fair value of the derivatives used as hedges would be reflected in earnings and could be material. We do not believe we are exposed to more than a nominal amount of credit risk in our hedging activities as the counterparties are established, well capitalized financial institutions.

INCOME TAXES

         Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates, that if changed, would result in either an increase or decrease in the reported income taxes in the period of change. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, and other available evidence.

         Our critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and indefinite life intangible assets but requires impairment reviews at least annually. In accordance with SFAS No. 142, prior period amounts were not restated. See Note 7 to the Consolidated Financial Statements included elsewhere herein.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that the fair value of obligations which are legally enforceable and unavoidable and are associated with the retirement of a tangible long-lived asset be recorded in the period in which it is incurred. This amount is accounted for as an additional element of cost and is depreciated over the corresponding assets' useful life. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on our Consolidated Financial Statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous accounting pronouncements and requires that long-lived assets held for sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also modified the accounting and reporting of discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 did not have a material impact on our Consolidated Financial Statements.

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of a gain or loss on the extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30, "Reporting the Results of Operations." We elected to adopt this statement in 2002. As a result, gains on the extinguishments of debt of $813 (net of taxes of $383) and $566 (net of taxes of $266) have been recorded as components of operating results in the Consolidated Statements of Operations for 2002 and 2001, respectively.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on our Consolidated Financial Statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires that upon issuance of a guarantee (including those embedded in a purchase or sales agreement), the guarantor must disclose and recognize a liability for the fair value of the guarantee. This interpretation also requires detailed information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The recognition and measurement provisions of this interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for us as of December 31, 2002 and are applicable to our product warranty liability (see Note l(l) to the Consolidated Financial Statements included elsewhere herein). The adoption of this interpretation is not expected to have a significant impact on our Consolidated Financial Statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires more prominent disclosure about the method used. This statement is effective for fiscal years ending after December 15, 2002. Since we account for stock-based compensation using the intrinsic value approach, only the disclosure provisions of this statement apply. Therefore, the impact of adoption did not have a significant impact on our Consolidated Financial Statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), which was revised in December 2003. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this interpretation, as revised, are effective for periods ending after December 15, 2003. We are currently evaluating the impact of adopting this interpretation on our Consolidated Financial Statements.

         In November 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The consensus requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized over the life of the arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item in a bundled sales arrangement. If the fair value is not available for the delivered items, the residual method must be used. This method requires that the amount allocated for the undelivered items in the arrangement be recorded at their full fair value. This results in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact of this consensus on our Consolidated Financial Statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the interpretation of an underlying to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. We do not believe that the adoption of SFAS No. 149 will have a material impact on our Consolidated Financial Statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for us is the quarter ended September 30, 2003. We do not believe that the adoption of SFAS No. 150 will have a material impact on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We have a formal policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes. The policy permits the use of financial instruments to manage and reduce the impact of changes in foreign currency exchange rates that may arise in the normal course of our business. Currently, we do not use any financial instruments to manage our interest rate risk. The counterparties in derivative transactions that we have entered into are major financial institutions with ratings of A or better, as determined by one of the major credit rating services.

         We enter into forward foreign exchange contracts and foreign currency loans principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During 2002, the principal transactions hedged were short-term intercompany sales. The periods of the forward foreign exchange contracts and foreign currency loans correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and foreign currency loans and the offsetting losses and gains on hedged transactions are reflected as a component of operating results in our Consolidated Statements of Operations.

         A large percentage of our sales are transacted in local currencies. As a result, our international operating results are subject to foreign exchange rate fluctuations. As of December 31, 2002, a five percent strengthening or weakening of the U.S. dollar against every applicable foreign currency would have had a $24,237 impact on our revenues for the year ended December 31, 2002. We did not use foreign exchange contracts to hedge expected revenues for the year ended December 31, 2002. However, we acquire a portion of our raw materials using local currencies. The strengthening or weakening of the U.S. dollar against local currency would act as a partial offset to the impact on revenues.

         We manufacture a significant portion of our products at our Mexico facility and we generally invoice our international subsidiaries in their local currency for finished and semi-finished goods. As a result, our annual U.S. dollar cash flow is subject to foreign exchange rate fluctuations. As of December 31, 2002, a five percent strengthening or weakening of the U.S. dollar against every applicable currency would have had a $14,025 impact on the value of the realized cash remittances from our subsidiaries during the year ended December 31, 2002. We routinely use foreign exchange contracts to hedge cash flows that are either firm commitments or those which may be forecasted to occur.

         While components and supplies are generally available from a variety of sources, we currently depend on a single source or a limited number of suppliers for several components of our equipment, certain subassemblies and certain of our products. This may have an adverse effect on our ability to deliver our products or to deliver them on time or to manufacture them at anticipated cost levels. However, due to the general availability of components and supplies, we do not believe that the loss of any supplier or subassembly manufacturer would have a long-term material adverse effect on our business, although set-up costs and delays could occur in the short term if we changed any single source supplier.

         Substantially all of our debt outstanding at December 31, 2002 is U.S. dollar denominated. At year-end, about 56 percent of all indebtedness to third parties was floating rate-based. Although we have exposure to rising and falling interest rates, as of December 31, 2002, a 1.0 percent rise in rates on current year floating rate-based borrowings would have had a $1,448 adverse impact on pre-tax earnings in 2002. During 2002, we did not use interest rate derivatives to protect our exposure to interest rate market movements.

         We currently hold an investment in Cisco common stock, which is accounted for in accordance with SFAS No. 115. At December 31, 2002, these equity securities are classified as either trading (3,411,200 shares) or available-for-sale (748,800 shares) based on how they are utilized in the SAILS arrangement. They are carried at fair market value based on their quoted market price. As such, we have exposure to market risk related to the fluctuation of Cisco's stock price. However, the change in fair value of the Cisco stock price is mitigated by the change in fair value of the embedded equity collar contained in the SAILS arrangement. As of December 31, 2002, a 10 percent increase (decrease) in the risk free interest rate used to value the option would have a (negative) positive earnings impact of approximately $1,400, while a 10 percent increase (decrease) in the assumed volatility used to value the option would have a positive (negative) earnings impact of approximately $300.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information in response to this Item 8 is included in the Consolidated Financial Statements and notes thereto, and related Independent Auditors' Report, beginning on page F-1.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         Symbol is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and is subject to certain limitations, including the exercise of judgment by individuals, the inability to identify unlikely future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to management in a timely manner.

         In May 2001, in response to an inquiry from the Commission, we retained a law firm to conduct an internal investigation into certain allegations concerning Symbol's accounting practices, focusing on specific transactions with two of our customers but also including a limited review of other large transactions. The law firm retained an accounting firm to assist it in the investigation. We subsequently learned that the effectiveness of this initial investigation was hindered by the apparently deliberate actions of one or more individuals formerly employed by Symbol. The Commission expressed dissatisfaction with the initial investigation.

         In March 2002, we retained a second law firm to conduct a wide-ranging internal investigation into Symbol's accounting practices. The investigation was conducted over a period of approximately eighteen months with the assistance of an outside forensic accounting team. The investigation involved more than 200 interviews and the review of hundreds of thousands of pages of documents and emails.

         The investigation found that, during the period covered by the restatement, certain members of former management engaged in, directed and/or created an environment that encouraged a variety of inappropriate activities that resulted in accounting errors and irregularities affecting our previously issued financial statements that we have now restated. The errors and irregularities caused by these actions primarily concerned the timing and amount of product and service revenue recognized. In particular, the investigation found that revenue was accelerated from the appropriate quarters to earlier quarters through a variety of improper means and, on a more limited basis, revenue was improperly created and inflated on a net basis. Additionally, there were errors and irregularities associated with the establishment and utilization of certain reserves and restructurings, including certain end-of-quarter adjustments that were apparently made in order to achieve previously forecasted financial results. There were also errors and/or irregularities associated with the administration of certain options programs, as well as several categories of cost of revenue and operating expenses, including efforts to artificially reduce reported inventory. For a more detailed description and the scope of these accounting errors and irregularities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The investigation also found that, in addition to the specific items of misconduct giving rise to the need for the restatement, there was a failure by Symbol's former management to establish an appropriate control environment, and there were significant failures in Symbol's internal controls and procedures resulting from numerous causes, including inadequate hiring of qualified and experienced personnel, insufficient training and supervision of personnel, a decentralized accounting structure for operations in the United States and inadequate systems and systems interfaces. The investigation also found instances in which some members of former management and sales and finance-related employees devoted insufficient attention and resources to ensuring accurate accounting and financial reporting. Indeed, as the guilty pleas of two former senior members of our finance group illustrate, there were also instances in which such activity rose to the level of criminal misconduct.

         As required by Rule 13a-15(b) of the Exchange Act, Symbol has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2002, the end of the period covered by this report. Based upon the evaluation and the results of the investigations discussed above, Symbol's management concluded that, as of December 31, 2002, Symbol's disclosure controls and procedures were not effective at the reasonable assurance level to ensure that information required to be disclosed in Symbol's reports filed or submitted under the Exchange Act was accumulated and communicated to Symbol's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Since the commencement of the investigations, Symbol has terminated a number of employees whose improper activities resulted in inaccurate accounting and financial reporting. In addition, Symbol has implemented the following initiatives to improve Symbol's internal controls, including disclosure controls and procedures, and to address the areas of weakness identified during the investigations and the restatement:

              NEW MANAGEMENT

              We appointed new executive officers who have primary responsibility for financial reporting, including a new Chief Executive Officer, President and Chief Operating Officer, a new Chief Financial Officer and a new Senior Vice President - Finance and Business Controller. In addition, we appointed a new Chief Information Officer, a new Senior Vice President, General Counsel and Secretary and new Senior Vice Presidents in our Sales, Operations, Global Products and Customer Service organizations.

              CENTRALIZED FINANCE FUNCTION

              Previously, each regional office in the United States was responsible for its financial controls and processes, with the business manager in each regional office acting relatively autonomously from Symbol's headquarters. Now, all finance personnel from our regional offices in the United States are required to report directly to the finance department in Symbol's headquarters and ultimately to the Chief Financial Officer. Similar procedures are in place with respect to our foreign regional offices, with the head of finance for each country, or groups of countries, reporting directly to the Chief Financial Officer.

              ADDITIONAL FINANCE PERSONNEL

              We have created two new controller positions: business controller and revenue controller. The business controller is responsible for ensuring the accuracy and completeness of our internal reporting functions. The revenue controller, who will report directly to the Chief Accounting Officer, is responsible for ensuring that revenue is recognized properly. We have also hired additional employees for our accounting, finance and audit divisions with the aim of broadening our collective knowledge on a variety of technical accounting issues.

              REVIEW OF SIGNIFICANT AND NON-STANDARD TRANSACTIONS

              We have implemented a formal review process of all transactions involving amounts over $500,000 and all transactions that are structured differently from our normal business procedures (e.g., "bill and hold" transactions). The "deals desk," which is comprised of members from the finance department, must approve any significant or non-standard transaction prior to booking. In addition, all sales transactions are now reported directly to headquarters rather than the regional business manager, as was the prior practice.

              STRENGTHENED INTERNAL AUDIT PROCESS

              We have augmented the month-end review process by performing random testing of transactions to insure that they have been accounted for properly. Also, during each month-end review process, certain members of the finance department will focus on any variances from expectations, significant transactions (including charges relating to restructurings and acquisitions), transactions that required the use of judgment and balance sheet accounts. The Chief Financial Officer, the Chief Accounting Officer, and the revenue controller will participate in the month-end review process. We are also in the process of developing procedures to ensure more timely reconciliations on a monthly basis.

              NEW DISCLOSURE COMMITTEE

              We have formed a new Disclosure Committee comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Senior Vice President - Finance and Business Controller, Chief Accounting Officer and General Counsel. The Disclosure Committee meets prior to significant filings with the Commission, and issuances of significant press releases.

              EXPANSION OF BOARD OF DIRECTORS

              As of December 15, 2003, we have expanded our Board of Directors and added three new members. Also, we are actively searching for additional qualified individuals to serve as independent members on our Board of Directors. In addition, the Audit Committee charter has been revised to grant the Audit Committee greater responsibility and authority to oversee financial matters.

              THE CONTROL ENVIRONMENT

              In connection with the implementation of the foregoing initiatives, Symbol's Board of Directors and senior management team, including the Chief Executive Officer and Chief Financial Officer, have stressed the importance of creating a control environment based on integrity and honesty.

               o CODE OF CONDUCT AND COMPLIANCE POLICIES. We amended our code of conduct and compliance policies to include company-wide principles and procedures for maintaining the integrity and transparency of our compliance, accounting, and reporting systems.

               o CONFIDENTIAL HOTLINE. We have created a confidential hotline number to provide a means for employees to anonymously report any suspected violations of law or our standards of conduct. In recent memos and meetings with our employees, we have urged anyone with knowledge of improper or unethical conduct to report that conduct to outside counsel or any trusted supervisor or officer or directly to the Commission.

             SOFTWARE AND SYSTEMS UPGRADE

              Our new management has approved a $20 million software and systems upgrade that will improve the integration of our sales and finance departments and improve the adequacy of accounting journal entries. We have engaged an outside consultant to assist in these efforts.

         We believe the efforts we have and are taking address the material weaknesses that previously affected our internal controls. However, it will take some time before we have in place the rigorous disclosure controls and procedures, including internal controls and procedures, that our Board of Directors and senior management are striving for. As a result of our efforts as of the date hereof, we believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Annual

Report on Form 10-K contains the information required to be included in accordance with the Exchange Act.

         Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiencies as described herein, as of the evaluation date and the filing date of this report, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the Commission is properly recorded, processed, summarized and reported in conformance with the rules and regulations of the Commission.

         Other than as summarized above, since the evaluation date, there have been no significant changes in our internal control structure, policies and procedures over financial reporting or in other areas that could significantly affect our internal controls. We will continue to assess our disclosure controls and procedures as we prepare our delinquent filings and will take any further actions that we deem necessary.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)   Identification of Directors:

         The following table sets forth the names, positions and offices held by Symbol's directors, as of December 31, 2002 and the date of this report, and their ages as of the date of this report:

                                                CURRENT DIRECTORS

                                                POSITIONS AND OFFICES                            HAS BEEN A
NAME                                     AGE    PRESENTLY HELD WITH SYMBOL                       DIRECTOR SINCE
----                                     ---    --------------------------                       --------------
Salvatore Iannuzzi................       50     Director, Chairman of the Board of Directors     2003
Harvey P. Mallement...............       63     Director                                         1977
Raymond R. Martino................       65     Director                                         1983
George Bugliarello................       76     Director                                         1992
Leo A. Guthart....................       66     Director                                         1999
James Simons......................       65     Director                                         2000
Robert J. Chrenc..................       59     Director                                         2003
William R. Nuti...................       40     Director, Chief Executive Officer,               2003
                                                President and Chief Operating Officer
Melvin A. Yellin..................       60     Director                                         2003

                                                    FORMER DIRECTORS

                                                POSITIONS AND OFFICES                            HAD BEEN A
NAME                                     AGE    HELD WITH SYMBOL                                 DIRECTOR SINCE
----                                     ---    ----------------                                 --------------
Richard Bravman...................       48     Vice Chairman of the Board of  Directors       2002
                                                and Chief Executive Officer
Jerome Swartz.....................       63     Executive Chairman of the Board of               1987
                                                Directors and Chief Scientist


         Mr. Iannuzzi was appointed non-executive Chairman of the Board of Directors as of December 30, 2003. He has been employed as the Chief Administrative Officer of CIBC World Markets, Inc. since June 2000. From 1982 to 2000, he held several senior positions at Bankers Trust Company/Deutsche Bank, including senior control officer and head of corporate compliance.

         Mr. Mallement is a founding and general partner of Harvest Partners, Inc., a private equity and leveraged buyout investment management company formed in April 1981. He serves on the board of several of Harvest's portfolio companies including Community Distributors, Inc., a retail drugstore chain; Edgen Corporation, a value-added distributor of carbon and specialty steel pipe utilized in the energy industry; Home Care Industries, Inc., a leading manufacturer of vacuum cleaner filter bags and air filtration products; Home Care Supply, Inc., the largest privately held provider of home healthcare supplies and equipment; Logisco Inc., an integrated third-party logistics company; and priNexus, Inc., a marketing communications company providing, on an integrated basis, the creation, production and distribution of electronic and printed marketing materials.

         Mr. Martino was Symbol's president and chief operating officer from December 1983 until June 1994. He is currently employed by us on a part-time and consulting basis.

         Dr. Bugliarello has been chancellor of Polytechnic University since July 1994. For the prior 21 years, he was president of Polytechnic University. A member of several scientific organizations, he is past chairman of the Board of Science and Technologies for International Development of the National Academy of Sciences. He is a member of the National Academy of Engineering and the Council on Foreign Relations. He is a member of the board of directors of several organizations including Comtech Telecommunications Corp.

         Dr. Guthart is currently employed as the managing partner of Topspin Partners, L.P., a private equity management company. He previously served as executive vice president of the Honeywell Corporation from February 2000 to December 2002. He also was vice chairman of the board of Pittway Corporation from 1987 until 2000 and served as chief executive officer of its Security Group for many years. This group includes ADEMCO, a manufacturer of alarm equipment; ADI, the largest U.S. distributor of security equipment; First Alert Professional Security Systems, a brand name marketing program for alarm dealers; and AlarmNet, a cellular radio service that transmits alarm and security signals in major U.S. cities. He has also served as chairman of Security and Fire Solutions of Honeywell International since February 2000. Dr. Guthart has served as a director of the Acorn Investment Trust, a growth-oriented mutual fund, since 1997. Since 1996, he has also served as non-executive chairman of Cylink Corporation, a supplier of information security encryption equipment, and since 1993 as a director of AptarGroup, Inc., a producer of dispensing valves, pumps and closures for the pharmaceutical and fragrance industries. From 1960 to 1963 Dr. Guthart served on the faculty of Harvard Business School and from 1993 to 1996 he was chairman of the Board of Trustees of Hofstra University.

         Dr. Simons has been the president of Renaissance Technologies Corporation since 1982. Renaissance Technologies Corporation is an investment firm dedicated to the use of mathematical methods. From 1968 to 1975, Dr. Simons served as chairman of the Mathematics Department of S.U.N.Y. Stony Brook. Dr. Simons has been a founder and director of Franklin Electronic Publishers, Inc. since 1981 and Cylink Corporation since 1983. Dr. Simons has been chairman of the board and a director of Segue Software, Inc. since 1988. Dr. Simons serves as chair emeritus of the Stony Brook Foundation Board at S.U.N.Y. Stony Brook, is a member of the Board of Governors of the New York Academy of Science and is a director of B.S.A., the management organization of Brookhaven National Laboratories. Dr. Simons has taught mathematics at M.I.T. and Harvard University and served as a cryptanalyst at the Institute of Defense Analysis in Princeton, New Jersey.

         Mr. Chrenc was Executive Vice President and Chief Administrative Officer at ACNielsen, a leading provider of marketing information based on measurement and analysis of marketplace dynamics and consumer attitudes and behavior, from February 2001 until his retirement in December 2001. From June 1996 to February 2001, he served as ACNielsen's Executive Vice President and Chief Financial Officer.

         Mr. Nuti was appointed President and Chief Operating Officer of Symbol on August 1, 2002 and was appointed Chief Executive Officer and Director on December 30, 2003. Mr. Nuti joined Symbol from Cisco Systems, Inc., where he was senior vice president of U.S. Theatre and Worldwide Service Provider Operations, responsible for Cisco's field operations, systems engineering, professional services and marketing for the global service provider arena. In his 10-year career at Cisco, Mr. Nuti served as president of Europe, the Middle East and Africa ("EMEA") operations, vice president for the Cisco Asia Pacific region and various sales management positions.

         Mr. Yellin has been the president of Stone Point Corporation since July 2003. Stone Point Corporation concentrates primarily on risk management and corporate solutions for its corporate clients. From 1999 to 2003, Mr. Yellin was of counsel to Skadden Arps Slate Meagher & Flom LLP. Prior to that, Mr. Yellin served as Executive Vice President and General Counsel of Bankers Trust Company. In 2002, Mr. Yellin served as chairman and president of the New York Metropolitan Chapter of the National Association of Corporate Directors and has been a frequent lecturer for The Conference Board on governance issues.

         Mr. Bravman has been employed by Symbol since 1978. Mr. Bravman is currently a senior advisor to Mr. Nuti and Symbol's Board of Directors. From August 1, 2002 to December 30, 2003, Mr. Bravman was Symbol's Chief Executive Officer and Vice Chairman of the Board of Directors. From February 2002 to
July 2002, Mr. Bravman served as President and Chief Operating Officer. In 2001, he established our Integrated Systems Division. For six months prior to that, he served as Senior Vice President and General Manager of Symbol's Western Area Sales and Services Division. From 1999 until early 2001, Mr. Bravman served as senior vice president and general manager of the Mobile and Wireless Systems Division. Prior to that, he held various senior management positions including 12 years as chief marketing officer.

         Dr. Swartz co-founded Symbol and had been employed by Symbol since it commenced operations in 1975. He served as Chairman of the Board of Directors for more than 15 years and served as Chief Executive Officer of Symbol for more than 15 years until July 1, 2000. Dr. Swartz re-assumed the Chief Executive Officer position on February 14, 2002 until July 1, 2002, and resigned from the positions Executive Chairman of the Board of Directors, Director and Chief Scientist on July 7, 2003.

         Directors serve one-year terms and are elected annually. Executive officers serve until they resign or replacements are appointed by the Board of Directors.

         (b)   Identification of Executive Officers:

               See Item 4A, "Executive Officers of the Registrant."

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors and executive officers (as defined therein), and persons who beneficially own more than 10% of a registered class of Symbol common stock, to file a report of holdings and transactions in Symbol common stock with the Commission and the New York Stock Exchange and to furnish us with copies of all Section 16(a) forms they file. Based on our records and other information furnished to us, we believe that, during 2002 executive officers, directors and persons who beneficially own more than 10% of Symbol's common stock complied with all filing requirements applicable to them, except that Jerome Swartz filed one Form 4 three business days late with respect to a single transaction.

         As a result of our internal investigation into Symbol's past accounting practices, irregularities with respect to certain option exercises by certain of Symbol's executives and directors were discovered. More detail regarding these irregularities may be found in Note 2 to the Consolidated Financial Statements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         In the following Summary Compensation Table you can find compensation information about Symbol's chief executive officer as of December 31, 2002, its former chief executive officers and the four other executive officers who were the most highly paid as of December 31, 2002.

                                                                                                         LONG-TERM
                                               ANNUAL COMPENSATION                                      COMPENSATION

                                                                                                         SECURITIES
                                                                      OTHER ANNUAL    RESTRICTED STOCK   UNDERLYING     ALL OTHER
 NAME AND PRINCIPAL POSITION*   YEAR        SALARY      BONUS (H)   COMPENSATION (I)       AWARDS          OPTIONS    COMPENSATION
------------------------------  ----    -------------  -----------  ----------------  ----------------   -----------  -------------
Jerome Swartz...........        2002    $1,000,000(A)  $       --      $      --        $      --          583,000    $   76,797(J)
    Executive Chairman of the   2001     1,000,002(B)          --             --               --          300,000        75,325(J)
    Board and Chief Scientist   2000       958,578(B)   1,092,800             --               --          375,000        72,519(J)
    and Former Chief Executive
    Officer

Richard Bravman.........        2002       580,067(C)          --             --               --          634,000         5,000(K)
    Vice Chairman               2001       390,330(D)          --             --               --           90,000         4,250(K)
    of the Board, Chief         2000       271,378(D)          --         50,000               --           37,500         4,250(K)
    Executive Officer

Tomo Razmilovic......           2002       476,932(G)          --             --               --          375,000     6,948,674(N)
    President and Chief         2001     1,000,002(B)          --             --               --          937,500        10,453(O)
    Executive Officer           2000       832,770(B)     949,400        260,000               --               --        12,955(O)

Leonard H. Goldner......        2002       465,774(E)          --             --               --          375,000         5,500(K)
    Executive Vice              2001       458,904(B)          --             --               --          937,500         5,100(K)
    President and General       2000       415,854(B)     237,000         75,000               --                          5,100(K)
    Counsel and Secretary

                                                                                                         LONG-TERM
                                               ANNUAL COMPENSATION                                      COMPENSATION

                                                                                                         SECURITIES
                                                                      OTHER ANNUAL    RESTRICTED STOCK   UNDERLYING     ALL OTHER
 NAME AND PRINCIPAL POSITION*   YEAR        SALARY      BONUS (H)   COMPENSATION (I)       AWARDS          OPTIONS    COMPENSATION
------------------------------  ----    -------------  -----------  ----------------  ----------------   -----------  -------------
Kenneth V. Jaeggi ..........    2002    $  438,922(E)  $       --      $      --        $       --         137,000    $    5,500(K)
    Senior Vice President and   2001       433,002(B)          --             --                --         120,000        64,323(L)
    Chief Financial Officer     2000       400,442(B)     228,300         72,000                --          30,000        42,651(L)

Satya Sharma................    2002       400,005(A)          --             --                --         176,000         5,500(K)
    Senior Vice President &     2001       349,566(B)          --             --                --         120,000         5,100(K)
    GM Corporate Quality and    2000       313,955(B)     179,000         50,000                --          30,000         5,100(K)
    Operations

William Nuti................    2002       242,315(F)          --             --         2,992,000(M)      800,000            --
    President and Chief
    Operating Officer


*This table presents the principal positions of Symbol's executive officers for the year ended December 31, 2002. See Item 4A, "Executive Officers of the Registrant" for a listing of Symbol's current executive officers and principal positions.

--------------------------------------------------------------------------------
(A) Includes $11,000 in contributions by the officer to Symbol's 401(k) deferred compensation plan.

(B) Includes $10,200 in contributions by the officer to Symbol's 401(k) deferred compensation plan.

(C) Includes $10,000 in contributions by the officer to Symbol's 401(k) deferred compensation plan.

(D) Includes $8,500 in contributions by the officer to Symbol's 401(k) deferred compensation plan.

(E) Includes $12,000 in contributions by the officer to Symbol's 401(k) deferred compensation plan.

(F) Represents base salary paid to Mr. Nuti since his appointment as President and Chief Operating Officer of Symbol in July 2002.

(G) Represents base salary paid to Mr. Razmilovic from January 1, 2002 until his resignation from Symbol effective as of February 14, 2002, plus $11,000 in contributions to Symbol's 401(k) defined compensation plan.

(H) Represents amounts earned and accrued pursuant to Symbol's Executive Bonus Plan. Amounts indicated are earned and accrued in the fiscal year indicated but are generally paid in the first quarter of the next succeeding year.

(I) Includes special one-time bonus awards. Not included are the amounts of certain perquisites and other personal benefits provided by Symbol since such amounts in aggregate do not exceed the lesser of (i) $50,000 or (ii) 10% of the total annual salary and bonus reported in the table for any named executive officer.

(J)  Represents:

     - $5,100 in 2000 and 2001 and $5,500 in 2002 in matched contributions by Symbol to Symbol's 401(k) deferred compensation plan;

     -    $27,419 in 2000, $30,225 in 2001 and $31,297 in 2002 for:

     - premiums paid on his behalf on term life insurance policies, under which Dr. Swartz's family members are the beneficiaries, and the estimated economic benefit of insurance premium payments made by Symbol for a split-dollar whole life insurance arrangement as projected on an actuarial basis. Dr. Swartz's family members are beneficiaries of these split-dollar policies but, under the arrangement, Symbol will recover all its premiums paid; and

     - a non-reimbursable expense allowance of $40,000 in 2000, 2001 and 2002.

(K) Represents matched contributions by Symbol to Symbol's 401(k) deferred compensation plan.

(L)  Represents:

     - $5,100 in 2000 and 2001 in matched contributions by Symbol to Symbol's 401(k) deferred compensation plan; and

     - $37,551 and $59,223 in 2000 and 2001, respectively for retroactive reimbursement of relocation expenses associated with Mr. Jaeggi's relocation to the Long Island area.

(M) Represents a grant of 400,000 restricted shares of common stock which had a market value on the date of issuance equal to $2,992,000. These shares of common stock are deemed to be "restricted securities" as the term is defined in Regulation 144 promulgated pursuant to the Securities Act of 1933, as amended, and accordingly, Mr. Nuti's ability to resell these shares is restricted by applicable federal securities laws. In addition, in connection with his employment agreement with Symbol, Mr. Nuti agreed not to resell or otherwise transfer these shares for two years after the date of issuance unless he is no longer employed by Symbol. As of December 31, 2002, the value of these shares was $3,288,000.

(N)  Represents:

     - $11,000 in contributions to Symbol's 401(k) deferred compensation plan;

     -    $5,000,000 pursuant to Mr. Razmilovic's termination agreement; and

     - $1,943,191 due to Mr. Razmilovic's deferred option gain on restricted stock; and $5,483 for the estimated economic benefit of insurance premium payments made by Symbol for a split-dollar whole life insurance arrangement as projected on an actuarial basis. Mr. Razmilovic's family members are beneficiaries of these policies but, under the arrangement, Symbol will recover all its premiums paid.

(O)  Represents:

     - $5,100 in 2000 and 2001 in contributions to Symbol's 401(k) deferred compensation plan; and $7,855 and $5,353 in 2000 and 2001, respectively, for the estimated economic benefit of insurance premium payments made by Symbol for a split-dollar whole life insurance arrangement as projected on an actuarial basis. Mr. Razmilovic's family members are beneficiaries of these policies but, under the arrangement, Symbol will recover all of its premiums paid.

EMPLOYMENT AGREEMENTS

         In July 2000, we entered into an employment agreement with Dr. Swartz that was scheduled to terminate on June 30, 2005. Pursuant to that agreement, Dr. Swartz received an annual base salary of $1,000,000 until his resignation from Symbol on July 7, 2003. On July 7, 2003, we entered into a separation, release and employment agreement with Dr. Swartz that supersedes his 2000 employment agreement with us. Pursuant to this new agreement, Dr. Swartz will be employed as chief scientist emeritus until July 1, 2004, at base salary of $1 for the term of his employment by Symbol. Dr. Swartz will not be eligible to participate in Symbol's Executive Bonus Plan.

         In August 2002, we entered into an employment agreement with Mr. Bravman that terminates on July 31, 2007. Mr. Bravman receives an annual base salary of $750,000. Mr. Bravman's salary will be reviewed in July 2004. Mr. Bravman also participates in Symbol's Executive Bonus Plan. The target amount of his bonus is 100% of his base salary. If his employment is terminated for any reason (other than due to his death or disability or for cause or his voluntary resignation), Mr. Bravman will receive payments equal to one year's (if such termination occurs after August 1, 2004) or two years' (if such termination occurs before such date) annual base salary and bonus during the last completed fiscal year immediately before any such termination.

         In August 2002, we entered into an employment agreement with Mr. Nuti that terminates on July 31, 2007. Mr. Nuti receives an annual base salary of $600,000. Mr. Nuti's salary will be reviewed in July 2004. Mr. Nuti also participates in Symbol's Executive Bonus Plan. The target amount of his bonus is 100% of his base salary. If his employment is terminated for any reason (other than due to his death or disability or for cause or his voluntary resignation), Mr. Nuti will receive payments equal to one year's (if such termination occurs after August 1, 2004) or two years' (if such termination occurs before such date) annual base salary and bonus during the last completed fiscal year immediately before any such termination. Mr. Nuti's employment agreement will be amended in 2004 in consideration of Mr. Nuti's appointment as Symbol's Chief Executive Officer.

         In December 2000, we entered into an employment agreement with Mr. Goldner that was scheduled to terminate on December 31, 2005. Mr. Goldner received an annual base salary of $465,775 until his resignation as of June 30, 2003.

         On July 8, 2003, we entered into an interim resignation agreement with Mr. Goldner for his resignation effective June 30, 2003 that provides that, until a definitive agreement is negotiated between the parties with respect to the terms and conditions of his resignation, Mr. Goldner will serve as a legal consultant to Symbol, at a rate of $475 per hour, primarily in connection with our current and ongoing intellectual property litigation matters. Symbol may terminate this arrangement at any time in its sole and absolute discretion. In this interim resignation agreement, neither Symbol nor Mr. Goldner waived any rights, remedies or claims against the other.

         In 2000, we entered into a new employment agreement with Mr. Martino, a current member of our Board of Directors, that terminates on February 15, 2005. He is employed as a part-time consultant, assisting the executive chairman of the Board of Directors and the president. In 2003, Mr. Martino will receive $100,000. In February 2002, Mr. Martino was awarded options under the 1997 Employee Stock Option Plan to purchase 25,000 shares of Symbol's common stock at an exercise price of $8.09 per share, which was the closing price of our common stock on the date the option was granted. Ten percent of these options vested on January 1, 2003, 15 percent vested on July 1, 2003 and 15 percent will vest on January 1, 2004 and each of the four next consecutive six-month anniversary dates of that date. On August 12, 2002, Mr. Martino was awarded options under the 1997 Employee Stock Option Plan to purchase 50,000 shares of our common stock at an exercise price of $9.05 per share, which was the closing price of our common stock on the date the option was granted. Ten percent of these options vested on August 12, 2003, and 15 percent will vest on February 12, 2004, and each of the five next consecutive six-month anniversary dates of that date. On May 5, 2002, Mr. Martino was awarded options under Symbol's 2002 Director Stock Option Plan to purchase 20,000 shares of our common stock at an exercise price of $8.17 per share, which was the closing price of our common stock on the date the option was granted. Ten percent of these options vested on May 6, 2003, and 15 percent will vest on November 6, 2003 and each of the five next consecutive six-month anniversary dates of that date.

         In 2000, we entered into an employment agreement with Mr. Razmilovic that was scheduled to terminate on June 30, 2005. Under that agreement, Mr. Razmilovic received a base salary of $1,000,000 until his resignation from Symbol, effective as of February 14, 2002. In February 2002, we entered into new agreements with Mr. Razmilovic that superseded and replaced the earlier agreement. The new agreements provide for:

          -    the payment to Mr. Razmilovic of Five Million Dollars in March
               2002;

          -    the payment to Mr. Razmilovic of Two Million Dollars in May 2003;
               and

          - the termination and cancellation of 1,818,750 outstanding stock options previously granted to Mr. Razmilovic.

         The new agreements provide for Mr. Razmilovic to remain as a full-time employee through May 6, 2002 at an annual salary of $1,000,000 and then to be employed on a part-time and consulting basis for a period of five years beginning May 7, 2002. Pursuant to these new agreements, Mr. Razmilovic was entitled to receive $200,000 per annum during this five year period and was to continue to participate in fringe benefit programs in effect as of February 14, 2002.

         On May 6, 2003, we entered into a tolling agreement with Mr. Razmilovic, that suspends the obligations of both parties under the 2002 agreements for a period of twelve months beginning April 1, 2003 and ending March 31, 2004. Mr. Razmilovic will bear the full expense of participating in any fringe benefit programs during this suspension period. Both parties have reserved all rights and claims against the other in connection with this agreement and have agreed that neither party will commence any legal actions against each other during the period that the tolling agreement is in effect.

EXECUTIVE BONUS PLAN

         In 1999, Symbol adopted and the Board of Directors and shareholders ratified, a new Executive Bonus Plan which was substantially similar to our previous executive bonus plan. The purpose of the plan is to tie the level of annual executive incentive compensation to Symbol's financial performance. All executive officers of Symbol participate in the Executive Bonus Plan.

         Under the Executive Bonus Plan, the Compensation Committee each year establishes corporate financial performance objectives (exclusive of extraordinary revenues and charges) based on earnings per share. There are three levels of performance:

          o threshold performance, at which the minimum award (one-half a participant's target bonus) will be earned and below which no award will be earned;

          o    target performance, at which the target award will be earned; and

          o maximum performance, at which the maximum award (generally two times, but in 2003, one and one half times, a participant's target bonus) will be earned and above which no additional award will be earned.

         For 2003, threshold performance has been established at results equal to 85% of the 2003 business plan; target performance has been established at results equal to 100% of the 2003 business plan; and maximum performance has been established at results equal to or greater than 115% of the 2003 business plan.

         Each participant in the Executive Bonus Plan has been assigned a target bonus representing a percentage of the participant's base salary. The target bonus for 2003 is 100% for Messrs. Bravman and Nuti. These target bonuses conform to their individual employment agreements and their levels of responsibility. Mr. Bravman will still be eligible to receive a bonus pursuant to the Executive Bonus Plan for the fiscal year ended December 31, 2003. The target bonuses for other participants in the Executive Bonus Plan are established by the Chief Executive Officer based on the individual's performance and relative level of responsibility and range from 25% to 100% of base salary.

         75% of all participants' bonuses are based on corporate financial performance. The remaining 25% are based on the attainment of a specified level of improvement in customer satisfaction based on surveys conducted on behalf of Symbol during the year. In 2001 and 2002, no bonuses were paid to any participant in the Executive Bonus Plan. In 2000, all participants in the Executive Bonus Plan received bonuses equal to 114.3% of their target bonus.

DIRECTOR COMPENSATION

         Directors who are not employees of Symbol are paid an annual retainer of $15,000, in equal quarterly installments. They also receive a fee of $2,500 for each Board of Directors meeting they attend or each meeting of a committee that is not held in conjunction with a Board of Directors meeting. The chairman of the Audit Committee and the chairman of the Compensation/Stock Option Committee each also is paid an annual retainer of $5,000 in equal quarterly installments. Directors who are employees do not receive additional compensation for serving as directors or for attending Board of Directors or committee meetings. Symbol reimburses directors for their expenses in connection with attending meetings of the Board of Directors or committees of the Board of Directors.

         Directors also receive an option to purchase 50,000 shares of the Corporation's Common Stock upon their initial election to the Board of Directors pursuant to the 2000 Directors' Stock Option Plan (the "2000 Plan"). Under the 2000 Plan, each option has a ten-year term; twenty-five percent (25%) will become exercisable beginning on the first anniversary of the date of the grant and twenty-five percent (25%) shall become exercisable each year thereafter. The options will have an option exercise price equal to the closing price of shares of Symbol's common stock on the date of the grant. Directors are entitled to additional option awards pursuant to the 2002 Directors' Stock Option Plan (the "2002 Plan"). The 2002 Plan authorizes the Compensation/Stock Option Committee of the Board of Directors to grant options to each person who is not a full-time employee of Symbol or one of its subsidiaries, who has been a director for at least eleven (11) months and is re-elected at the annual meeting of shareholders, shall be granted an option to purchase 20,000 shares of Symbol's common stock. Each option has a ten-year term; ten percent (10%) will become exercisable beginning on the first anniversary of the date of grant and fifteen percent (15%) shall become exercisable every six (6) months thereafter; the options will have an option exercise price equal to 100 percent of the fair market value of shares of Symbol's common stock on the date of grant. The options will generally not be transferable except to the extent that options may be exercised by an executor or administrator provided, however, with the prior approval of the Board of Directors, options under the 2002 Directors' Plan may be transferred to an optionee's spouse, children, grandchildren or trusts or partnerships for the benefit of such persons.

         See Item 10 "Directors and Executive Officers of the Registrant -- Employment Agreements" for a discussion of Mr. Martino's employment agreement.

OPTION GRANTS

         We currently maintain two stock option plans for the benefit of our employees, the 2001 Non-Executive Stock Option Plan (the "2001 Plan") and the 1997 Employee Stock Option Plan (the "1997 Plan"). Under these plans, options are granted to selected employees of Symbol.

         The 2001 Plan authorizes the Compensation/Stock Option Committee of the Board of Directors to grant options to key employees of Symbol other than corporate officers. Under the 2001 Plan, each option has a ten-year term; twenty percent (20%) will become exercisable beginning on the first anniversary of the date of grant and ten percent (10%) shall become exercisable every six (6) months thereafter. The options will have an option exercise price equal to 100% of the fair market value of shares of Symbol's common stock on the date of grant.

         Under the 1997 Plan, the Compensation/Stock Option Committee can grant options to key employees, including those who are officers of Symbol.

         Under the 1997 Plan, an individual may not be awarded options to purchase more than 1% of the then outstanding shares of Symbol common stock in any calendar year. The Compensation/Stock Option Committee may determine at the time of grant that some options are qualified under the Internal Revenue Code of 1986 as incentive stock options and some of the options may be non-qualified options. None of the options granted under the 1997 Plan are exercisable for a period of more than ten years. Incentive stock options granted under the 1997 Plan to owners of 10% or more of Symbol common stock are not exercisable for a period exceeding five years. As of November 30, 2003, there have been no incentive stock options granted under the 1997 Plan. Ten percent (10%) will become exercisable beginning on the first anniversary of the date of grant and fifteen percent (15%) shall become exercisable every six (6) months thereafter. The exercise price of an option under the 1997 plan must be at least 100% of the closing price of Symbol common stock on the date of grant.

         Incentive stock options must comply with provisions of the Internal Revenue Code of 1986 relating to the maximum amount that can be vested by an optionee in any one calendar year and the minimum exercise price of an incentive stock option and other matters. The 2001 Plan terminates on February 25, 2011, and the 1997 Plan terminates on February 9, 2007.

         The following table shows certain information about stock options granted to the individuals named in the Summary Compensation Table under all of our stock option plans:

                                                                           POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL
                             INDIVIDUAL GRANTS IN 2002                  RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM
                     -----------------------------------------    ------------------------------------------------------------
                     NUMBER OF      % OF TOTAL
                     SECURITIES      OPTIONS
                     UNDERLYING     GRANTED TO
                      OPTIONS      EMPLOYEES IN   EXERCISE OR                 5% STOCK                 10% STOCK
                    GRANTED (NO.)   FISCAL YEAR   BASE PRICE    EXPIRATION      PRICE                    PRICE
     NAME                (B)            (O)           (P)          DATE          (Q)     DOLLAR GAIN      (Q)      DOLLAR GAIN
-------------       -------------  ------------   ------------  ----------    ---------  -----------   ---------   -----------
William Nuti         800,000(C)         9.22         $ 9.35       7/11/12      $ 15.23    $4,704,132     $24.25    $11,921,194

Richard Bravman      200,000(D)         2.31%          8.09       2/18/12        13.18     1,017,552      20.98      2,578,675
                     350,000(E)         4.04           7.39       7/11/12        12.04     1,626,636      19.17      4,122,215
                      84,000(F)         0.97           9.05       8/11/12        14.74       478,086      23.47      1,211,563

Jerome Swartz        150,000(G)         1.73           8.09       2/18/12        13.18       763,164      20.98      1,934,006
                     433,000(H)         4.99           9.05       8/11/12        14.74     2,464,418      23.47      6,245,319

Leonard Goldner       75,000(I)         0.86           8.09       2/18/12        13.18       381,582      20.98        967,003
                     121,000(J)         1.40           9.05       8/11/12        14.74       688,671      23.47      1,745,228

Satya Sharma          60,000(K)         0.69           8.09       2/18/12        13.18       305,265      20.98        773,603
                     116,000(L)         1.34           9.05       8/11/12        14.74       660,214      23.47      1,673,111

Kenneth Jaeggi        60,000(M)         0.69           8.09       2/18/12        13.18       305,265      20.98        773,603
                      77,000(N)         0.89           9.05       8/11/12        14.74       438,245      23.47      1,110,599

Tomo Razmilovic             --            --             --            --           --            --         --             --

----------------------

(A) Total dollar gains based on the assumed annual rates of appreciation of the exercise price of each option. The actual amount, if any, an executive will realize will depend on the excess of the market price over the exercise price on the date the option is actually exercised. The amount actually realized by an executive may not be at or near the values estimated in this table.

(B) 80,000 of these options vested on July 12, 2003. Of the remaining 720,000 options, 120,000 will vest on January 12, 2004, and each of the five next consecutive six-month anniversary dates of that date.

(C) If a change in control of Symbol were to occur, all of the then unvested portion of each option would become immediately exercisable.

(D) 20,000 of these options vested on January 1, 2003 and 30,000 of these options vested on July 1, 2003. Of the remaining 150,000 options, 30,000 will vest on January 1, 2004 and each of the four next consecutive six-month anniversary dates of that date.

(E) 35,000 of these options vested on July 12, 2003. Of the remaining 315,000 options, 52,500 will vest on January 12, 2004, and each of the five next consecutive six month anniversary dates of that date.

(F) 8,400 of these options vested on August 12, 2003. Of the remaining 75,600 options, 12,600 will vest on February 12, 2004, and each of the five next consecutive six-month anniversary dates of that date.

(G) 15,000 of these options vested on January 1, 2003. The remaining 135,000 options were canceled as of June 30, 2003.

(H)  These options were canceled as of June 30, 2003.

(I) 7,500 of these options vested on January 1, 2003. The remaining 67,500 options were canceled as of June 30, 2003.

(J)  These options were canceled as of June 30, 2003.

(K) 6,000 of these options vested on January 1, 2003 and 9,000 vested on July 1, 2003. The remaining 45,000 options were canceled on July 11, 2003.

(L)  These options were canceled as of July 11, 2003.

(M) 6,000 of these options vested on January 1, 2003. All vested and unvested options were canceled as of March 20, 2003.

(N)  All of these options were canceled as of March 20, 2003.

(O)  Based on 8,673,700 options granted to all employees in 2002.

(P) 100% of the closing price on the New York Stock Exchange of Symbol's common stock on the date of grant.

(Q) The stock price represents the price of Symbol's common stock if the assumed annual rates of stock price appreciation are achieved over the term of the options.

                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table shows information about unexercised options to purchase Symbol's common stock on December 31, 2002 and the value realized upon the exercise of options in 2002 by the individuals named in the Summary Compensation Table. Number of Securities Value of Unexercised, Underlying Unexercised In-The-Money Options

                                                               NUMBER OF SECURITIES UNDERLYING   VALUE OF UNEXERCISED, IN-THE-MONEY
                               NUMBER OF                         UNEXERCISED OPTIONS HELD AT               OPTIONS HELD AT
                                SHARES                                DECEMBER 31, 2002                 DECEMBER 31, 2002(A)
                              ACQUIRED ON                     ---------------------------------  ----------------------------------
                              EXERCISE IN         VALUE
                                  2002          REALIZED       EXERCISABLE        UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
                              -----------     -----------     -------------      --------------    -----------  --------------
William Nuti                         --       $        --               --                 --      $        --    $     --
Richard Bravman                      --                --          152,999            781,188               --     313,000
Jerome Swartz(B)                379,688         1,313,569        8,399,246          1,296,250       18,719,088      19,500
Leonard Goldner(C)               75,000           258,240          723,745            410,688          973,070       9,750
Kenneth V. Jaeggi(D)                 --                --           55,350            298,476               --       7,800
Satya P. Sharma(E)                   --                --          826,692            379,157        1,615,945       7,800
Tomo Razmilovic               1,744,630        14,388,567          236,250                 --               --          --

----------
(A) Based on the closing price of Symbol's common stock on the New York Stock Exchange on that date of $8.22.

(B) Includes options to purchase 2,783,437 shares held by trusts for the benefit of his children. 2,597,062 of these options were exercisable and 186,375 were unexercisable. The value of these exercisable options was $2,863,375 and the value of these unexercisable options was $9,750. Dr. Swartz disclaims beneficial ownership of the options held by these trusts. As of June 30, 2003, all of Dr. Swartz's and the trusts' unvested options were canceled in connection with his resignation from Symbol.

(C) Includes options to purchase 253,123 shares held by a trust for the benefit of his wife and children. All of these options were exercisable. His wife is a co-trustee of this trust. The value of these options was $376,781. Mr. Goldner disclaims beneficial ownership of the shares owned by this trust. Also includes 361,875 options held by a trust for the benefit of him and his children. 92,437 of these options were exercisable and 269,438 were unexercisable. Mr. Goldner is a co-trustee of this trust. The value of the unexercisable options was $9,750.

(D) In connection with his resignation from Symbol, as of March 20, 2003, all of Mr. Jaeggi's vested and unvested options were canceled.

(E) In connection with his termination from Symbol, as of July 11, 2003, all of Mr. Sharma's unvested options were canceled.

401(K) PLAN

         Our U.S. employees are eligible to participate in a 401(k) deferred compensation plan after 90 days of service. With some limitations, a participant may make pre-tax contributions to the plan. Except for participants over the age of 50, the maximum contribution a participant was allowed to make in 2002 was $11,000 and in 2003 is $12,000. Participants over the age of 50 were entitled to contribute a maximum of $12,000 in 2002 and will be entitled to contribute up to $14,000 in 2003. The Plan matches 50% of up to 6% of salary contributed by each participant during each pay period. The employee's contribution is vested immediately. Our contribution is 100% vested after one year of service. Amounts accumulated under this plan are normally paid to a participant on retirement or termination of employment.

         Payments depend on the following:

          -    the amounts contributed by the participant;

          -    the manner in which contributions have been invested;

          -    the amount of any prior withdrawal; and

          -    other factors.

EXECUTIVE RETIREMENT PLAN

         We maintain an Executive Retirement Plan for a select group of senior management employees. The Executive Retirement Plan is a non-qualified deferred compensation plan. The Compensation/Stock Option Committee of the Board of Directors selects participants. The following table illustrates the estimated annual retirement benefits payable under the Executive Retirement Plan to a participant at specified average compensation levels and years of service.

                               PENSION PLAN TABLE

         3-YEAR AVERAGE ANNUAL
              COMPENSATION            5 YEARS OF SERVICE           10 YEARS OF SERVICE        15 YEARS OF SERVICE
              ------------            ------------------           -------------------        -------------------
        $        400,000          $        100,000             $        200,000             $        200,000
                 800,000                   200,000                      400,000                      400,000
               1,200,000                   300,000                      600,000                      600,000
               1,600,000                   400,000                      800,000                      800,000
               2,000,000                   500,000                    1,000,000                    1,000,000
               2,400,000                   600,000                    1,200,000                    1,200,000

         On January 1, 2002, Messrs. Nuti, Razmilovic, Bravman, Goldner, Jaeggi, and Sharma had 0, 12, 15, 12, five, and eight years of credited service, respectively. Benefits under the Executive Retirement Plan are not offset for Social Security benefits. Benefits payable under the Executive Retirement Plan will be reduced by the value of any retirement income of the participant attributable to contributions by us to any qualified pension plan adopted by us (excluding our current 401(k) deferred compensation plan).

         Under the Executive Retirement Plan, the maximum benefit a participant may be paid is the participant's average compensation (base salary plus bonus) for the three highest fiscal years in the five-year period immediately prior to the date the participant is no longer a full time employee multiplied by five (the "Benefit Ceiling Amount"). After five successive years of participation in the Executive Retirement Plan, a participant is entitled to 50% of the Benefit Ceiling Amount. After each additional year of participation in the Executive Retirement Plan up to five additional years of participation, a participant is entitled to an additional 10% of the Benefit Ceiling Amount. Benefits are normally payable in equal monthly installments over a 10-year period after retirement, beginning after the participant attains age 65 or age 60 with at least 15 years of credited service. Participants with more than 10 years of credited service will receive 12 equal monthly installments for each year of creditable service above 10 years, with a maximum of five additional years of service. Upon death or disability, payment is accelerated and made in a lump sum but the amount is reduced to the then present value of the benefit payments which would have been made under the normal mode of payment. Currently, Mr. Nuti, Mr. Bravman, Mr. Goldner, Mr. Jaeggi and Dr. Sharma are participants in the Executive Retirement Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Our Compensation/Stock Option Committee of our Board of Directors is composed entirely of outside directors. Messrs. Guthart and Mallement were, in 2002, the members of the Compensation/Stock Option Committee. Mr. Yellin became a member of this committee in 2003. During the last ten years, they have not been officers or employees of Symbol.

         None of Symbol's executive officers currently serves, or in the past, has served, on the Board of Directors or Compensation Committee of any other company that has one or more executive officers serving on Symbol's Board of Directors or Compensation/Stock Option Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the beneficial ownership of Symbol common stock by (i) those persons known by Symbol to own beneficially more than 5% of Symbol's outstanding common stock; (ii) each executive officer named in the Summary Compensation Table under "Item 11. Executive Compensation"; (iii) each director; and (iv) all directors and executive officers of Symbol as a group.

                                                                       AMOUNT AND NATURE OF       PERCENT OF COMMON
        NAME OF INDIVIDUAL OR IDENTITY OF GROUP                        BENEFICIAL OWNERSHIP (1)   STOCK
        ---------------------------------------                        ------------------------   -----------------
        FMR Corp.
        82 Devonshire Street
        Boston, Massachusetts 02109...............................          27,911,138 (2)               12.1%
        Jerome Swartz.............................................           9,260,615 (3)                4.0%
        Harvey P. Mallement.......................................             407,165 (4)                *
        Raymond R. Martino........................................             665,327 (5)                *
        George Bugliarello........................................             271,614 (6)                *
        Leo A. Guthart............................................             139,375 (7)                *
        James Simons..............................................              68,750 (8)                *
        Richard Bravman...........................................             528,009 (9)                *
        Leonard H. Goldner........................................           1,091,336(10)                *
        Kenneth V. Jaeggi.........................................             456,506(11)                *
        William Nuti..............................................             600,000(12)                *
        Satya P. Sharma...........................................           1,130,811(13)                *
        Tomo Razmilovic...........................................             884,549(14)                *
        All executive officers and directors as a group
        (consisting of 13 individuals)............................           2,803,870(15)                1.2%(16)

----------------------
* Less than 1%.

(1) The amounts shown are the number of shares of common stock owned beneficially as of November 30, 2003, (except for FMR Corp., where the amounts are as of May 12, 2003, and Messrs. Razmilovic, Jaeggi, Sharma, Goldner and Swartz where the amounts are as of the date they resigned from, or were terminated by Symbol) or as otherwise indicated in these footnotes. The persons identified in this table have sole voting and investment power over the shares of Symbol common stock stated above, except as stated otherwise in these footnotes. This chart was prepared from information the directors, and executive officers have given to us and from publicly available documents filed or furnished to the Commission.

(2) The amount shown and following information is derived from Schedule 13G dated May 12, 2003 filed by FMR Corp., a holding company on behalf of the following persons or entities as described in this footnote. Fidelity Management & Research Company ("Fidelity"), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 25,198,010 shares or 10.899% of the common stock outstanding of Symbol) as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 25,198,010 shares owned by the Funds. Neither FMR Corp. nor Edward C. Johnson 3d, chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds' boards of trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds' boards of trustees. Fidelity Management Trust Company, 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 1,386,565 shares or 0.600% of the common stock outstanding of Symbol as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 1,386,565 shares and sole power to vote or to direct the voting of 1,377,865 shares, and no power to vote or to direct the voting of 8,700 shares of common stock owned by the institutional account(s) as reported above. Strategic Advisers, Inc., 82 Devonshire Street, Boston, MA 02109, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, provides investment advisory services to individuals. As such, FMR Corp.'s beneficial ownership includes 1,363 shares, or 0.001%, of the common stock outstanding of Symbol, beneficially owned through Strategic Advisers, Inc. Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is chairman of FMR Corp. and Abigail P. Johnson is a director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Fidelity International Limited, Pembroke Hall, 42 Crowlane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies (the "International Funds") and certain institutional investors. Fidelity International Limited ("FIL") is the beneficial owner of 1,325,200 shares or 0.573% of the common stock outstanding of Symbol. FMR Corp. and FIL are of the view that they are not acting as a "group" for purposes of Section 13(d) under the Exchange Act and that they are not otherwise required to attribute to each other the "beneficial ownership" of securities "beneficially owned" by the other corporation within the meaning of Rule 13d-3 promulgated under the Exchange Act. Therefore, they are of the view that the shares held by the other corporation need not be aggregated for purposes of Section 13(d).

(3)  This number includes:

     - 5,981,809 shares which may be acquired upon the exercise of options within 60 days of June 30, 2003.

     -    86,736 shares owned by his wife.

     - 173,152 shares held in trust of which Dr. Swartz is the income beneficiary and his children are the residual beneficiaries. All of these shares are subject to "European Collar" arrangements.

     - 2,908,050 shares owned by Dr. Swartz. 757,404 of these shares are subject to "European Collar" arrangements. Dr. Swartz has shared investment power over the shares covered by these arrangements.

     -    110,868 shares held by charitable trusts.

     - Dr. Swartz disclaims beneficial ownership of shares owned by or for the benefit of members of his family, and held by charitable trusts.

(4) This number includes 241,243 shares that may be acquired upon the exercise of options within 60 days of November 30, 2003 and 165,922 shares owned by Mr. Mallement.

(5) This number includes 126,875 shares that may be acquired upon the exercise of options within 60 days of November 30, 2003 and 538,452 shares owned by Mr. Martino.

(6) This number includes 260,225 shares that may be acquired upon the exercise of options within 60 days of November 30, 2003 and 11,389 shares owned jointly by Dr. Bugliarello and his wife.

(7) This number includes 111,875 shares that may be acquired upon the exercise of options within 60 days of November 30, 2003 and 27,500 shares owned by Dr. Guthart.

(8) This number includes 61,250 shares that may be acquired upon the exercise of options within 60 days of November 30, 2003 and 7,500 shares owned by Dr. Simons.

(9) This number includes 395,837 shares that may be acquired upon the exercise of options within 60 days of November 30, 2003 and 132,172 shares owned by Mr. Bravman.

(10) This number includes the following:

     - 830,758 shares that may be acquired upon the exercise of options within 60 days of June 30, 2003. 253,123 of these options are held by a trust for the benefit of his wife and children. Mr. Goldner's wife is a co-trustee of this trust. 143,925 of these options are held by a trust for the benefit of him and his children. Mr. Goldner is a co-trustee of this trust.

     - 188,357 shares owned by Mr. Goldner and 72,221 shares owned by his wife. 90,594 of the shares owned by Mr. Goldner are subject to "European Collar" arrangements. Mr. Goldner has shared investment power over the shares covered by these arrangements. Mr. Goldner disclaims beneficial ownership of the options held in trust for the benefit of his wife and children and any shares owned by his wife.

(11) This number includes 105,226 shares that could have been acquired upon the exercise of options within 60 days of January 2, 2003 and 351,280 shares owned by Mr. Jaeggi. All of Mr. Jaeggi's options were canceled on March 20, 2003.

(12) This number includes 200,000 shares that may be acquired upon the exercise of options within 60 days of November 30, 2003 and 400,000 restricted shares owned by Mr. Nuti.

(13) This number includes 935,811 shares that may be acquired upon the exercise of options within 60 days of June 30, 2003 and 195,000 shares owned by Dr. Sharma.

(14) This number includes 236,250 shares that may be acquired upon the exercise of options within 60 days of February 15, 2002 and 648,299 shares owned by Mr. Razmilovic.

(15) This number includes 1,794,998 shares that may be acquired upon the exercise of options within 60 days of November 30, 2003 and excludes the number of shares beneficially owned by Messrs. Swartz, Goldner, Jaeggi, Sharma, Razmilovic, Goldman and Metlitsky, as of November 30, 2003, as they were no longer directors or executive officers as of such date.

(16) As of November 30, 2003.

Equity Compensation Plan Information

         The following table presents information as of December 31, 2002 with respect to compensation plans under which shares of Symbol's common stock are authorized for issuance.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                              (AS OF DECEMBER 31, 2002)

                                                                                                      (C)
                                                                                              NUMBER OF SECURITIES
                                            (A)                          (B)                REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING       EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS               REFLECTED IN COLUMN (A))
                                ---------------------------- ---------------------------- -----------------------------
Equity compensation plans
approved by security holders
(1)........................               18,837,381                      $11.05                     9,225,319(3)
Equity compensation plans not
approved by security holders
(2)........................               19,079,069                       14.64                     7,411,990
                                ---------------------------- ---------------------------- -----------------------------
Total......................               37,916,450                      $12.86                    16,637,309

(1) Approved Plans: 1991 Employee Stock Plan, 1994 Directors' Stock Option Plan, 1997 Employee Stock Plan, 2000 Directors' Stock Option Plan and 2002 Directors' Stock Option Plan.

(2) Non-Approved Plans: 1990 Non-Executive Stock Option Plan, 1998 Directors' Warrants, 1999 Directors' Warrants and 2001 Non-Executive Stock Option Plan.

     Symbol has assumed stock options under the 1990 Employee and 1990 Non-Employee Stock Option plans of Telxon Corporation, pursuant to which such stock options are exercisable for 1,117,854 shares of Company common stock. These options have a weighted average exercise price of $18.56 per share. No further awards will be made under these plans.

     Under the 1990 Non-Executive Stock Option Plan, the Compensation/Stock Option Committee of the Board of Directors was permitted to grant options to key employees of Symbol and its subsidiaries other than executive officers, with similar terms and vesting periods as those contained in the 2001 Plan. The 1990 Non-Executive Stock Option Plan terminated on April 30, 2003.

     In January 1998, pursuant to the 1998 Directors' Warrants, certain members of the then current Board of Directors, including Messrs. Mallement and Bugliarello, were awarded warrants to purchase 15,000 shares (pre-split) of common stock at an exercise price of $24.88 (pre-split) per share, which was the closing price of Symbol's common stock on the date such warrants were granted. The warrants have a term of ten years; twenty-five percent (25%) became exercisable on January 1, 1999 and twenty-five percent (25%) became exercisable each year thereafter.

     In May 1999, pursuant to the 1999 Directors' Warrants, certain members of the then current Board of Directors, including Messrs. Mallement and Bugliarello, were awarded warrants to purchase 15,000 shares (pre-split) of common stock. The exercise price of those options and warrants was $35.54 (pre-split) per share, which was the closing price of Symbol's common stock on the date the warrants were granted. The warrants have a term of ten years; twenty-five percent (25%) became exercisable on May 10, 2000 and twenty-five percent (25%) became exercisable each year thereafter.

     For a description of the material terms of the 2001 Non-Executive Stock Option Plan, see Item 11 "Executive Compensation--Option Grants."

(3) Of these shares, 2,421,612 shares remain available for purchase under the Employee Stock Purchase Plan.

         For additional information concerning our equity compensation plans, see the discussion in Item 11 "Executive Compensation" and Notes 17 and 18 to the Consolidated Financial Statements included elsewhere herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain of the information required by this Item appears in Item 11. "Executive Compensation" and Item 12. "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters."

         Jerome Swartz' daughter, Nikola Swartz, was employed by Symbol as an account manager in the Northern Sales Division until December 2003. Ms. Swartz' aggregate compensation for the fiscal year ending 2002 was $72,710.

         Raymond Martino's son, Raymond Martino, Jr., is employed by Symbol as vice president of Wireless Network Product Marketing. Mr. Martino's aggregate compensation for the fiscal year 2002 was $228,276. His compensation is not subject to approval by the Board of Directors. On February 19, 2002, Mr. Martino was awarded options under our 2001 Plan to purchase 15,000 shares of our common stock at an exercise price of $8.09 per share, which was the closing price of our common stock on the date the option was granted. Twenty percent of these options vested on January 1, 2003, 10 percent vested on July 1, 2003 and 10 percent will vest on January 1, 2004 and each of the six next consecutive six-month anniversary dates of that date. On August 12, 2002, Mr. Martino was awarded options under our 2001 Plan to purchase 55,500 shares of Symbol's common stock at an exercise price of $9.05 per share, which was the closing price of our common stock on the date the option was granted. Twenty percent of these options vested on August 12, 2003, and 10 percent will vest on February 12, 2004, and each of the seven next consecutive six-month anniversary dates of that date.

         Raymond Martino's daughter, Denise Martino, was employed by Symbol as a marketing manager in the Business Operations and Planning Division until August 2003. Ms. Martino's aggregate compensation for the fiscal year 2002 was $87,759. On February 19, 2002, Ms. Martino was awarded options under our 2001 Plan to purchase 500 shares of our common stock at an exercise price of $8.09 per share, which was the closing price of our common stock on the date the option was granted. Twenty percent of these options vested on January 1, 2003 and 10 percent vested on July 1, 2003. The remaining option were canceled in August of 2003. On August 12, 2002, Ms. Martino was awarded options under our 2001 Plan to purchase 500 shares of our common stock at an exercise price of $9.05 per share, which was the closing price of our common stock on the date the option was granted. Twenty percent of these options vested on August 12, 2003 and the remaining options were canceled as of August 22, 2003.

         In October 1999 and February 2002, we loaned Richard Bravman, our former Vice Chairman of the Board of Director, Chief Executive Officer and Director, $500,000 and $1,000,000, respectively, for relocation expenses and the purchase of new residences in connection with his employment by Symbol. See Note 9 to the Consolidated Financial Statements included elsewhere herein.

         In January 2003, we loaned $500,000 to our current Senior Vice President and Chief Information Officer, who is not considered an "officer" as such term is defined in Rule 16a-1(f) of the Exchange Act and for purposes of
Section 16(a) of the Exchange Act. See Note 22 to the Consolidated Financial Statements included elsewhere herein.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

         Individual financial statements of the subsidiaries of Symbol are omitted as Symbol is primarily an operating company and the subsidiaries included in the Consolidated Financial Statements filed are substantially wholly owned and are not indebted to any person other than the parent in amounts which exceed 5 percent of total consolidated assets at the date of the latest balance sheet filed, excepting indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation, whether evidenced by securities or not, and indebtedness which is collateralized by the parent by guarantee, pledge, assignment or otherwise.

3.       Exhibits

3.1 Certificate of Incorporation of Symbol Technologies, Inc. as amended. (Incorporated by reference to Exhibit 3.1 to Symbol's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"))

3.3      Amended and Restated By-Laws of Symbol. (Incorporated by reference to
         Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

4.1 Form of Certificate for Shares of the Common Stock of Symbol. (Incorporated by reference to Exhibit 4.1 to Symbol's Annual Report on Form 10-K for the year ended December 31, 1998)

4.2 Rights Agreement, dated as of August 13, 2001, between Symbol and The Bank of New York, as Rights Agent, which includes the Form of Certificate of Designations with respect to the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4 to Symbol's Current Report on Form 8-K dated August 21, 2001)

10.1 Form of 2008 Stock Purchase Warrant issued to certain directors. (Incorporated by reference to Exhibit 10.1 to Symbol's Annual Report on Form 10K for the year ended December 31, 1997)

10.2     1994 Directors' Stock Option Plan. (Incorporated by reference to
         Exhibit 4.1 to Registration Statement No. 33- 78678 on Form S-8)

10.3     2000 Directors' Stock Option Plan. (Incorporated by reference to
         Exhibit 4 to Registration Statement No. 333-78599 on Form S-8)

10.4     2002 Directors' Stock Option Plan. (Incorporated by reference to
         Exhibit 4.1 to Registration Statement No. 333-89668 on Form S-8)

10.5 1997 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-89668 on Form S-8)

10.6     1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit
         4.2 to Registration Statement No. 333-73322 on Form S-8)

10.7     1991 Employee Stock Option Plan. (Incorporated by reference to Exhibit
         10.1 to Symbol's Annual Report on Form 10-K for the year ended December 31, 1991)

10.8 1990 Non-Executive Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 of Symbol's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"))

10.9*    Telxon Corporation 1990 Employee Stock Option Plan.

10.10*   Telxon Corporation 1990 Non-Employee Stock Option Plan.

10.11    2001 Non-Executive Stock Option Plan. (Incorporated by reference to
         Exhibit 10.8 of Symbol's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"))

10.12 Employment Agreement by and between Symbol and Jerome Swartz, dated as of July 1, 2000. (Incorporated by reference to Exhibit 10.9 to the 2000 Form 10-K)

10.13* Separation, Release and Employment Agreement by and between Symbol and Jerome Swartz, dated as of July 7, 2003.

10.14 Employment Agreement by and between Symbol and Leonard H. Goldner, dated as of December 15, 2000. (Incorporated by reference to Exhibit
         10.10 to the 2000 Form 10-K)

10.15* Without Prejudice Resignation Agreement by and between Symbol and Leonard Goldner, dated as of June 30, 2003.

10.16 Employment Agreement by and between Symbol and William R. Nuti, dated as of July 15, 2002. (Incorporated herein by reference to Exhibit 10.1 to Symbol's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.17 Employment Agreement by and between Symbol and Richard Bravman, dated as of August 1, 2002. (Incorporated herein by reference to Exhibit 10.1 to Symbol's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.18 Employment Agreement by and between Symbol and Tomo Razmilovic, dated as of February 14, 2002. (Incorporated by reference to Exhibit 10.12 to the 2001 Form 10-K)

10.19 Separation, Release and Non-Disclosure Agreement between Symbol and Tomo Razmilovic, dated as of February 14, 2002. (Incorporated by reference to Exhibit 10.13 to the 2001 Form 10-K)

10.20* Tolling Agreement by and between Symbol and Tomo Razmilovic, dated as of May 6, 2003.

10.21 Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.22* 2002 Executive Stock Ownership and Option Retention Program, dated as of December 16, 2002.

10.23 Summary of Symbol Technologies, Inc. Executive Bonus Plan. (Incorporated by reference to Exhibit 10.13 of the 1999 Form 10-K)

10.24 2000 Amended and Restated Credit Agreement dated as of August 3, 2000, among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A., as agent and as letter of credit issuing bank. (Incorporated by reference to Exhibit 10.17 to the 2000 Form 10-K)

10.25 First Amendment dated March 28, 2001, to 2000 Amended and Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A., as agent and as letter of credit issuing bank. (Incorporated by reference to Exhibit 10.18 to the 2000 Form 10-K)

10.26 Second Amendment dated as of July 25, 2001, to 2000 Amended and Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A. as agent. (Incorporated by reference to Exhibit 10.20 to the 2001 Form 10-K)

10.27 Amended and Restated Second Amendment dated as of September 11, 2001, to 2000 Amended and Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A. as agent. (Incorporated by reference to Exhibit 10.21 to the 2001 Form 10-K)

10.28* Third Amendment dated as of March 29, 2002, to 2000 Amended and Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A. as agent.

10.29* Waiver Agreement dated as of March 26, 2003, to 2000 Amended and Restated Credit Agreement by and among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A. as agent.

10.30* Guarantor Consent Agreement dated as of March 26, 2003, to 2000 Amended and Restated Credit Agreement by and among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A. as agent and certain Guarantors (as defined in the 2000 Amended and Restated Credit Agreement).

10.31* Consent dated as of July 3, 2003, to the Waiver Agreement, dated as of March 26, 2003, by and among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A. as agent.

10.32* Consent and Waiver dated as of August 14, 2003, to the Waiver Agreement, dated as of March 26, 2003, by and among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A. as agent.

10.33* Credit Agreement, dated as of November 17, 2003, among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Fleet National Bank, as administrative agent.

10.34* Guaranty Agreement, dated as of November 17, 2003, among Telxon Corporation and @pos.com, Inc. in favor of, and for the benefit of, the lending institutions identified in the Credit Agreement, dated as of November 17, 2003, and Fleet National Bank, as administrative agent.

22.*     Subsidiaries.

23.*     Consent of Deloitte & Touche LLP.

31.1* Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------

*  Filed herewith.

    (b)   Reports on Form 8-K

          Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SYMBOL TECHNOLOGIES, INC.
                                       (Registrant)

                                       By: /s/ William R. Nuti
                                           ------------------------------------
                                           William R. Nuti
                                           Chief Executive Officer, President,
                                           Chief Operating Officer and Director

         Dated: December 30, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                                             Date
---------                                -----                                             ----
/s/  William R. Nuti                     Chief Executive Officer, President, Chief         December  30, 2003
-------------------------------------    Operating Officer and Director
William R. Nuti                          (principal executive officer)

                                         Director, Chairman of the Board of Directors      December  30, 2003
-------------------------------------
Salvatore Iannuzzi

/s/  Harvey P. Mallement                 Director                                          December  30, 2003
-------------------------------------
Harvey P. Mallement

/s/  Raymond R. Martino                  Director                                          December  30, 2003
-------------------------------------
Raymond R. Martino

/s/  George Bugliarello                  Director                                          December  30, 2003
-------------------------------------
George Bugliarello

/s/  Leo A. Guthart                      Director                                          December  30, 2003
-------------------------------------
Leo A. Guthart

                                         Director                                          December  30, 2003
-------------------------------------
James Simons
                                         Director                                          December  30, 2003

-------------------------------------
Robert J. Chrenc

                                         Director                                          December  30, 2003
-------------------------------------
Melvin A. Yellin

/s/  Mark T. Greenquist                  Senior Vice President Finance, Chief Financial    December  30, 2003
-------------------------------------    Officer/Acting Chief  Accounting Officer
Mark T. Greenquist                       (principal financial and accounting officer)


                            SYMBOL TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                                    --------

                        CONSOLIDATED FINANCIAL STATEMENTS

                 COMPRISING ITEM 8 AND SCHEDULE II LISTED IN THE

                 INDEX AT ITEM 15 OF ANNUAL REPORT ON FORM 10-K

                      TO SECURITIES AND EXCHANGE COMMISSION

                      AS OF DECEMBER 31, 2002 AND 2001 AND

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS AND
         FINANCIAL STATEMENT SCHEDULES AS OF DECEMBER 31, 2002 AND 2001
      AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

                                    I N D E X

                                                                            PAGE
                                                                            ----
Independent auditors' report                                                F-1

Consolidated financial statements:

         Balance sheets                                                     F-2

         Statements of operations                                           F-3

         Statements of stockholders' equity                                 F-4

         Statements of cash flows                                           F-7

         Notes to consolidated financial statements (1-22)                  F-8

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

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SYMBOL TECHNOLOGIES, INC.
HOLTSVILLE, NEW YORK

         We have audited the accompanying consolidated balance sheets of Symbol Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symbol Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         As discussed in Note 2 to the consolidated financial statements, the accompanying 2001 and 2000 consolidated financial statements have been restated.

         As discussed in Note 7 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP
New York, New York
December 30, 2003

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                                            DECEMBER 31,
                                                                                               2001
                                                                             DECEMBER 31,  (AS RESTATED -
ASSETS                                                                          2002         SEE NOTE 2)
------                                                                      -------------  --------------
CURRENT ASSETS:
Cash and cash equivalents ................................................   $    76,121    $    70,365
Accounts receivable, less allowance for doubtful accounts of $34,272 and
  $27,168, respectively ..................................................       151,417        141,327
Inventories ..............................................................       261,096        338,165
Deferred income taxes ....................................................       167,364        288,402
Prepaid and refundable income taxes ......................................         1,360         22,498
Other current assets .....................................................        32,933         34,563
                                                                             -----------    -----------
Total current assets .....................................................       690,291        895,320

Property, plant and equipment, net .......................................       208,209        250,784
Deferred income taxes ....................................................       222,600         78,429
Investments in marketable securities .....................................        54,939         76,004
Goodwill, net ............................................................       301,023        292,780
Intangible assets, net ...................................................        37,125         36,887
Other assets .............................................................        58,008         75,167
                                                                             -----------    -----------
   Total assets ..........................................................   $ 1,572,195    $ 1,705,371
                                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses ....................................   $   427,568    $   272,486
Current portion of long-term debt ........................................         6,681          6,548
Deferred revenue .........................................................        32,903         42,766
Accrued restructuring expenses ...........................................         6,948         13,640
                                                                             -----------    -----------
   Total current liabilities .............................................       474,100        335,440

Convertible subordinated notes and debentures ............................            --         85,052
Long-term debt, less current maturities ..................................       135,614        220,521
Deferred revenue .........................................................        15,821         11,723
Other liabilities ........................................................        58,921         53,520

Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 10,000 shares, none issued or
  outstanding ............................................................            --             --
Series A Junior Participating preferred stock, par
value $1.00, authorized 500 shares, none issued or outstanding ...........            --             --
Common stock, par value $0.01; authorized 600,000 shares; issued
  256,589 shares and 253,313 shares, respectively ........................         2,566          2,533
Additional paid-in capital ...............................................     1,323,085      1,373,432
Accumulated other comprehensive loss, net ................................       (13,911)       (29,594)
Accumulated deficit ......................................................      (187,525)      (125,152)
                                                                             -----------    -----------
                                                                               1,124,215      1,221,219
LESS:
Treasury stock at cost, 25,962 shares and 24,849 shares, respectively ....      (236,476)      (222,104)
                                                                             -----------    -----------
   Total stockholders' equity ............................................       887,739        999,115
                                                                             -----------    -----------
      Total liabilities and stockholders' equity .........................   $ 1,572,195    $ 1,705,371
                                                                             ===========    ===========

                 See notes to Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------
                                                                               2001             2000
                                                                          (AS RESTATED -  (AS RESTATED -
                                                                 2002       SEE NOTE 2)     SEE NOTE 2)
                                                             -----------    -----------    -----------
REVENUE:
Product ..................................................   $ 1,103,070    $ 1,206,176    $ 1,005,787
Services .................................................       298,547        281,280        207,476
                                                             -----------    -----------    -----------
                                                               1,401,617      1,487,456      1,213,263
COST OF REVENUE:
Product cost of revenue ..................................       693,980        826,766        658,149
Services cost of revenue .................................       219,985        219,310        162,709
                                                             -----------    -----------    -----------
                                                                 913,965      1,046,076        820,858
                                                             -----------    -----------    -----------
Gross profit .............................................       487,652        441,380        392,405
                                                             -----------    -----------    -----------
OPERATING EXPENSES:
Engineering ..............................................       142,602        149,523        127,740
Selling, general and administrative ......................       343,971        329,044        326,117
Stock based compensation expense/(recovery) under variable
   plan accounting .......................................       (68,084)       (92,760)         9,402
Loss provision for legal settlements .....................        98,300           --             --
Restructuring and impairment charges .....................         2,590         10,218          4,761
In-process research and development ......................          --             --           87,600
Merger integration charges ...............................          --            9,238          6,785
Amortization of goodwill .................................          --           14,823          6,347
                                                             -----------    -----------    -----------
                                                                 519,379        420,086        568,752
                                                             -----------    -----------    -----------
(Loss)/earnings from operations ..........................       (31,727)        21,294       (176,347)
                                                             -----------    -----------    -----------
OTHER (EXPENSE)/INCOME:
Interest income ..........................................         2,322          2,876          4,484
Interest expense .........................................       (16,801)       (22,145)       (19,405)
Impairment of investments ................................       (53,110)        (1,521)          --
Other income, net ........................................        16,676          4,177           --
                                                             -----------    -----------    -----------
                                                                 (50,913)       (16,613)       (14,921)
                                                             -----------    -----------    -----------
(Loss)/earnings before
   income taxes ..........................................       (82,640)         4,681       (191,268)
(Benefit from)/provision for
   income taxes ..........................................       (24,865)         8,775        (53,602)
                                                             -----------    -----------    -----------
Net loss .................................................   $   (57,775)   $    (4,094)   $  (137,666)
                                                             ===========    ===========    ===========
LOSS PER SHARE:
Basic and diluted ........................................   $     (0.25)   $     (0.02)   $     (0.67)
                                                             ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
Basic and diluted ........................................       229,593        227,173        206,347
                                                             ===========    ===========    ===========


                 See notes to Consolidated Financial Statements

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
     (AS RESTATED FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001-SEE NOTE 2)
                  (Amounts in thousands, except per share data)


                               COMMON STOCK $0.01 PAR VALUE    ADDITIONAL                      RETAINED
                               ----------------------------     PAID-IN        DEFERRED        EARNINGS/
                               SHARES ISSUED      AMOUNT        CAPITAL      COMPENSATION      (DEFICIT)    TREASURY STOCK
                               -------------  -------------    ----------    -----------     -----------     -----------
STOCKHOLDERS' EQUITY
BALANCE,
DECEMBER 31, 1999 (as
  previously reported)....        229,023     $     2,290      $  361,577    $         -     $   479,806     $  (200,861)
Prior period adjustments
  (See Note 2) ...........              -               -         439,697              -        (456,659)         (2,761)
---------------------------    ----------     -----------      ----------    -----------     -----------     -----------
BALANCE, JANUARY 1, 2000 .        229,023           2,290         801,274              -          23,147        (203,622)
Comprehensive loss:
Net loss..................              -               -               -              -        (137,666)              -
Translation adjustments,
  net of tax .............              -               -               -              -               -               -
Unrealized losses on
  available for sale
  securities, net of tax..              -               -               -              -               -               -
Minimum pension liability
  adjustment, net of tax..              -               -               -              -               -               -
Total comprehensive loss..              -               -               -              -               -               -
Exercise of stock options.          5,052              51          48,379              -               -               -
Exercise of warrants......             57               1             381              -               -               -
Stock based compensation
  expense/(recovery) under
  variable plan accounting              -               -           9,402              -               -               -
Issuance of common stock
  and vested stock options
  related to acquisition..         13,163             131         404,644              -               -               -
Deferred compensation
  expense on remeasured
  unvested stock options..              -               -           1,869         (1,869)              -               -
Compensation expense on
  remeasured unvested
  stock options...........              -               -               -            408               -               -
Purchase of treasury
  shares..................              -               -               -              -               -         (49,801)



                                                   ACCUMULATED
                                                     OTHER
                                 COMPREHENSIVE   COMPREHENSIVE
                                 INCOME (LOSS)   INCOME (LOSS)      TOTAL
                                 ------------    -----------     ------------
STOCKHOLDERS' EQUITY
BALANCE,
DECEMBER 31, 1999 (as
  previously reported)....                        $    (2,352)    $    640,460
Prior period adjustments
  (See Note 2) ...........                              3,025          (16,698)
---------------------------       ------------    -----------     ------------
BALANCE, JANUARY 1, 2000 .                                673          623,762
Comprehensive loss:
Net loss..................        $   (137,666)                       (137,666)
Translation adjustments,
  net of tax .............              (3,028)        (3,028)          (3,028)
Unrealized losses on
  available for sale
  securities, net of tax..              (8,572)        (8,572)          (8,572)
Minimum pension liability
  adjustment, net of tax..                (215)          (215)            (215)
                                  ------------
Total comprehensive loss..        $   (149,481)             -                -
                                  ============
Exercise of stock options.                                  -           48,430
Exercise of warrants......                                  -              382
Stock based compensation
  expense/(recovery) under
  variable plan accounting                                  -            9,402
Issuance of common stock
  and vested stock options
  related to acquisition..                                  -          404,775
Deferred compensation
  expense on remeasured
  unvested stock options..                                  -                -

Compensation expense on
  remeasured unvested
  stock options...........                                  -              408
Purchase of treasury
  shares..................                                  -          (49,801)


                 See notes to Consolidated Financial Statements

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
     (AS RESTATED FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001-SEE NOTE 2)
                  (Amounts in thousands, except per share data)

                            COMMON STOCK, $0.01 PAR VALUE    ADDITIONAL                     RETAINED
                           --------------------------------    PAID-IN       DEFERRED      EARNINGS/      TREASURY
                              SHARES ISSUED      AMOUNT        CAPITAL     COMPENSATION    (DEFICIT)        STOCK
                           ---------------     ------------  -----------   ------------   ------------    ---------
Re-issuance of treasury
  shares .................              -              -        142,811             -              -         64,641
Dividends paid............              -              -              -             -         (2,742)             -
                           ---------------     ------------  -----------   ------------   ------------    ---------
BALANCE, DECEMBER 31,
  2000 ...................        247,295          2,473      1,408,760        (1,461)      (117,261)      (188,782)
Comprehensive loss:
Net loss..................              -              -              -             -         (4,094)             -
Translation adjustments,
  net of tax .............              -              -              -             -              -              -
Unrealized losses on
  available for sale
  securities, net of tax..              -              -              -             -              -
Minimum pension liability
  adjustment, net of tax..              -              -              -             -              -              -

Total comprehensive loss..              -              -              -             -              -              -

Exercise of stock options.          6,018             60         57,432             -              -              -
Stock based compensation
  expense/(recovery) under
  variable plan accounting              -              -        (92,760)            -              -              -
Compensation expense on
  remeasured unvested
  stock options ..........              -              -              -         1,461              -              -
Purchase of treasury
  shares..................              -              -              -             -              -        (41,275)

                                           ACCUMULATED
                                              OTHER
                           COMPREHENSIVE  COMPREHENSIVE
                           INCOME (LOSS)  INCOME (LOSS)      TOTAL
                           -------------  ----------------   --------
Re-issuance of treasury                             -        207,452
  shares .................
Dividends paid............                          -         (2,742)
                           -------------  ------------    -----------
BALANCE, DECEMBER 31,
  2000 ...................                    (11,142)     1,092,587
Comprehensive loss:
Net loss.................. $    (4,094)             -         (4,094)
Translation adjustments,
  net of tax .............      (6,409)        (6,409)        (6,409)
Unrealized losses on
  available for sale
  securities, net of tax..     (12,258)       (12,258)       (12,258)
Minimum pension liability
  adjustment, net of tax..         215            215            215
                           -----------
Total comprehensive loss.. $   (22,546)             -              -
                           ===========
Exercise of stock options.                          -         57,492
Stock based compensation
  expense/(recovery) under
  variable plan accounting                          -        (92,760)
Compensation expense
  remeasured unvested
  stock options ..........                          -          1,461
Purchase of treasury
  shares..................                          -        (41,275)




                 See notes to Consolidated Financial Statements

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
     (AS RESTATED FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001-SEE NOTE 2)
                  (Amounts in thousands, except per share data)


                              COMMON STOCK, $0.01 PAR VALUE  ADDITIONAL                   RETAINED
                               ----------------------------   PAID-IN       DEFERRED      EARNINGS/      TREASURY
                               SHARES ISSUED     AMOUNT       CAPITAL     COMPENSATION    (DEFICIT)        STOCK
                               -----------    -----------   -----------    ----------     -----------   -----------
Re-issuance of treasury
 shares ....................             -              -             -              -              -         7,953
Dividends paid..............             -              -             -              -         (3,797)
                               -----------    -----------   -----------    -----------    -----------   -----------
BALANCE, DECEMBER 31,
 2001 ......................       253,313          2,533     1,373,432              -       (125,152)     (222,104)
Comprehensive loss:
Net loss....................             -              -             -              -        (57,775)            -
Translation adjustments,
 net of tax ................             -              -             -              -              -
Unrealized gains on
 available for sale
 securities, net of tax.....             -              -             -              -              -

Total comprehensive loss....             -              -             -              -              -             -

Exercise of stock options...         3,099             31        17,579              -              -             -
Exercise of warrants........           177              2           912              -              -             -
Stock based compensation
 expense/(recovery) under
 variable plan accounting...             -              -       (68,084)             -              -             -
Purchase of treasury shares.             -              -             -              -              -       (26,092)
Re-issuance of treasury
 shares.....................             -              -          (754)             -              -        11,720
Dividends paid..............             -              -             -              -         (4,598)            -
                               -----------    -----------   -----------    -----------    -----------   -----------
BALANCE,
  DECEMBER 31, 2002.........       256,589    $     2,566   $ 1,323,085    $         -    $  (187,525)  $  (236,476)
                               ===========    ===========   ===========    ===========    ===========   ===========

                                                 ACCUMULATED
                                                    OTHER
                                                COMPREHENSIVE
                                  COMPREHENSIVE     INCOME
                                  INCOME (LOSS)     (LOSS)         TOTAL
                                 --------------  -----------   -----------
Re-issuance of treasury
 shares ....................                 -              -         7,953
Dividends paid..............                 -              -        (3,797)
                                   -----------    -----------   -----------
BALANCE, DECEMBER 31,
 2001 ......................                 -        (29,594)      999,115
Comprehensive loss:
Net loss....................       $   (57,775)             -       (57,775)
Translation adjustments,
 net of tax ................             6,663          6,663         6,663
Unrealized gains on
 available for sale
 securities, net of tax.....             9,020          9,020         9,020
                                   -----------
Total comprehensive loss....       $   (42,092)             -             -
                                   ===========
Exercise of stock options...                                -        17,610
Exercise of warrants........                                -           914
Stock based compensation
 expense/(recovery) under
 variable plan accounting...                                -       (68,084)
Purchase of treasury shares.                                -       (26,092)
Re-issuance of treasury
 shares.....................                                -        10,966
Dividends paid..............                                -        (4,598)
                                                  -----------   -----------
BALANCE,
  DECEMBER 31, 2002.........                      $   (13,911)  $   887,739
                                                  ===========   ===========




                 See notes to Consolidated Financial Statements

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------
                                                                                 2002         2001           2000
                                                                                         (AS RESTATED -  (AS RESTATED -
                                                                                           SEE NOTE 2)    SEE NOTE 2)
                                                                             ----------- -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................................       $   (57,775)  $    (4,094)  $  (137,666)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY/(USED IN)
 OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and equipment........            56,460        61,376        57,508
Other amortization....................................................            12,877        29,215        11,360
Provision for losses on accounts receivable...........................            15,975         6,936         3,927
Provision for inventory writedown.....................................            37,011       166,445        69,609
Non cash restructuring, asset impairment and other charges............            67,684        13,520         6,847
Non cash stock based compensation (recoveries) charges................           (65,092)      (91,299)        9,810
Loss on sale of property, plant and equipment.........................             3,031         2,895         3,032
Unrealized holding loss on marketable securities......................            17,090        98,862             -
Increase in fair value of derivative..................................           (37,787)      (90,063)            -
Deferred income taxes (benefit) provision.............................           (31,014)       26,931      (106,497)
Tax benefit on exercise of stock options and warrants.................               139        20,454        21,446
Acquired in-process research and development..........................                 -             -        87,600
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS OF
 ACQUISITIONS AND DIVESTITURES:
Accounts receivable...................................................           (25,572)       18,718        28,416
Inventories...........................................................            40,648      (128,790)     (200,125)
Other assets..........................................................             5,835       (43,097)       (4,602)
Net proceeds (payments) from lease securitizations....................            (3,930)        8,516        22,159
Accounts payable and accrued expenses.................................           152,771      (106,632)        6,842
Accrued restructuring expenses........................................            (6,692)      (37,885)       (1,444)
Other liabilities and deferred revenue................................            (4,189)        5,577         9,958
                                                                             -----------   -----------   -----------
     Net cash provided by/(used in) operating activities..............           177,470       (42,415)     (111,820)
                                                                             -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of companies purchased, net of cash acquired.....................           (10,796)       (2,872)       (1,714)
Proceeds from termination of collar arrangement.......................                 -        88,046             -
Investment in AirClic Inc.............................................                 -             -       (35,010)
Proceeds from sale of property, plant and equipment...................             4,243         1,463            44
Purchases of property, plant and equipment............................           (34,703)      (99,489)      (83,371)
Investments in intangible and other assets............................            (2,376)       (7,995)      (16,634)
                                                                             -----------   -----------   -----------
     Net cash used in investing activities............................           (43,632)      (20,847)     (136,685)
                                                                             -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and long-term debt............                 -       169,949       132,190
Repayment of notes payable and long-term debt.........................           (51,837)      (85,747)      (61,793)
Repurchase of convertible notes and debentures........................           (84,432)      (20,665)            -
Proceeds from exercise of stock options, warrants and employee stock
 purchase plan .......................................................            15,074        38,142        25,047
Reissuance of treasury shares.........................................                 -             -       200,587
Purchase of treasury shares...........................................            (8,772)      (15,421)      (14,291)
Dividends paid........................................................            (4,598)       (3,797)       (2,742)
                                                                             -----------   -----------   -----------
     Net cash (used in)/provided by financing activities..............          (134,565)       82,461       278,998
                                                                             -----------   -----------   -----------

Effects of exchange rate changes on cash..............................             6,483        (1,458)       (1,374)
                                                                             -----------   -----------   -----------
Net increase in cash and cash equivalents.............................             5,756        17,741        29,119
                                                                             -----------   -----------   -----------
Cash and cash equivalents, beginning of year..........................            70,365        52,624        23,505
                                                                             -----------   -----------   -----------
     Cash and cash equivalents, end of year...........................       $    76,121   $    70,365   $    52,624
                                                                             ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID (RECEIVED) DURING THE YEAR FOR:
Interest..............................................................       $    15,598   $    18,748   $    11,909
Income taxes..........................................................           (11,513)        2,662        25,351

                 See notes to Consolidated Financial Statements

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002 AND
          2001 AND FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Description of Business and Principles of Consolidation

Symbol Technologies, Inc. and subsidiaries is a provider of secure mobile information systems that integrate application-specific hand-held computers with wireless networks for data, voice and bar code data capture. The Consolidated Financial Statements include the accounts of Symbol Technologies, Inc. and its majority-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. References herein to "Symbol," "Company," "we," "us," or "our" refer to Symbol Technologies, Inc. and its subsidiaries unless the context specifically states or implies otherwise.

b. Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less and consist primarily of money market funds and time deposits at December 31, 2002 and 2001. Such investments are stated at cost, which approximates market value and were $19,249 and $1,765 in 2002 and 2001, respectively. These investments are not subject to significant market risk.

c. Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risks, as well as the aging of the accounts receivable.

d. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company evaluates its inventories to determine excess or slow moving products based on quantities on hand, current orders and expected future demand. For those items in which the Company believes it has an excess supply or for items that are obsolete, the Company estimates the net amount that the Company expects to realize from the sale of such products.

e. Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization is provided on a straight-line basis over the following estimated useful lives:

Buildings and improvements..............................    15 to 40 years
Machinery and equipment.................................     3 to 7 years
Furniture, fixtures and office equipment................     3 to 10 years
Computer hardware and software..........................     3 to 7 years
Leasehold improvements (limited to terms of the leases).     2 to 10 years

f. Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite life intangible assets acquired in a business combination will no longer be amortized but rather be subject to an assessment for impairment at least annually using a prescribed fair-value-based test. We, therefore, stopped amortizing goodwill and adopted the provisions of this Statement effective January 1, 2002. See Note 7 for a discussion of the results of our periodic assessment for impairment of goodwill.

Patents and trademarks, including costs incurred in connection with the protection of patents, are amortized using the straight-line method over six years. The Company does not have any indefinite-life intangible assets. Finite-life intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An asset is impaired if its estimated undiscounted cash flow is less than the asset carrying value. An impairment loss is recognized for an intangible asset to the extent that the asset's carrying value exceeds its fair value, which is determined based upon the estimated future cash flows expected to result from the use of the asset, including disposition.

g. Research and Development including Software Development Costs

Research and development costs are charged to expense as incurred and are included as a component of engineering costs. Such costs, including charges for overhead, were $72,845, $93,682, and $81,591 for the years ended December 31, 2002, 2001 and 2000, respectively. Software development costs are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed." To date, no software development costs have been capitalized, as such costs have not been significant and we believe our current process for developing this software is essentially completed concurrently with the establishment of technological feasibility.

h. Marketable Securities

All marketable equity securities are classified as either "available-for-sale" or "trading" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses, net of tax, related to available-for-sale securities are included in accumulated other comprehensive income or loss within stockholders' equity. Unrealized gains and losses on trading securities, realized gains and losses on trading and available for sale securities and unrealized other than temporary losses on available for sale securities are reflected in other income in the Consolidated Statements of Operations.

We evaluated the carrying value of our investments in marketable equity securities considered available-for-sale as required under the provisions of SFAS No. 115. Based on the evidence reviewed in each year, we determined certain declines in market value for these investments were other-than-temporary. In accordance with the provisions of SFAS No. 115, we recorded a pre-tax impairment charge of $53,110 and $1,521 in 2002 and 2001, respectively. These charges are shown as a component of other income/(expense) in the Consolidated Statements of Operations.

i. Long-Lived Assets

We review our long-lived assets, other than intangible assets with indefinite lives and goodwill, including property, plant and equipment, for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. We determined recoverability of the assets by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset was expected to generate. If such cash flows did not equal or exceed the carrying value, we recognized an impairment equal to the amount by which the carrying amount exceeded the discounted value of expected cash flows (fair value) of the asset.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and requires that long-lived assets held for sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also modified the accounting and reporting of discontinued operations. We adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

j. Securitization Transactions

We periodically securitize certain of our lease receivables which have unguaranteed residual values. Our retained interest in these securitized lease receivables is classified as a component of other assets in the Consolidated Balance Sheets. These retained interests are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained. Retained interests, other than unguaranteed residuals, are reviewed and adjusted to fair value on a monthly basis as trading securities. Since quoted market prices are generally not available, we estimate fair value of these retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate our best estimates of key assumptions, which include credit losses, prepayment speed and discount rates commensurate with the risks involved.

k. Revenue Recognition

We sell our products and systems to end users for their own consumption as well as to value-added resellers, distributors and original equipment manufacturers (OEMs or channel partners). Channel partners may provide a service or add componentry in order to resell our product to end users. Revenue from the direct sale of our products and systems to end users and OEMs is recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The recognition of revenues related to sales of our products or systems to our value-added resellers is dependent upon the reseller's ability to pay for the product without reselling it to the end user. Sales to resellers that are financially sound are recognized when products are shipped to the resellers, the title and risk of loss has passed to the reseller, the sales price is fixed or determinable and collectibility is reasonably assured. Sales to resellers that lack economic substance or cannot pay for our products without reselling them to their customers are recognized when the revenue is billed and collected. Revenue on sales to distributors is recognized when our products and systems are sold through to the end user.

Service and maintenance sales are recognized when these services are billed and collected and as services are rendered, generally over the contract term.

When a sale involves multiple elements, such as sales of products that include services, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.

We record a provision for estimated product returns on a net basis as part of our recorded revenue. The estimated amount is based on historical experience of similar products to our customers.

1. Warranty

We provide standard warranty coverage for most of our products for a period of one year from the date of shipment. We record a liability for estimated warranty claims based on historical claims, product failure rates and other factors. This warranty liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair and service the equipment.

The following table illustrates the changes in our warranty reserves for the years ended December 31, 2002, 2001 and 2000, respectively:

                                           2002        2001        2000
                                         --------    --------    ---------
Balance, beginning of year ...........   $ 12,556    $ 12,953    $  9,190
Charges to expense - cost of revenue..     39,249      29,314      31,211
Utilization/payment ..................    (36,771)    (29,711)    (29,175)
Other ................................       --          --         1,727(a)
                                         --------    --------    ---------
Balance, end of year .................   $ 15,034    $ 12,556    $ 12,953
                                         ========    ========    ========



   (a) Telxon related warranty reserve (See Note 3)

m. Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We evaluate the likelihood of recovering our deferred tax assets and the adequacy of the related valuation allowance by estimating sources of taxable income and the impact of tax planning strategies. Realization of our deferred tax assets is dependent on our ability to generate sufficient future taxable income.

Research, experimental and other tax credits are accounted for by the flow-through method. The cumulative amount of undistributed earnings of foreign subsidiaries at December 31, 2002 approximates $46,749. We do not provide deferred taxes on undistributed earnings of foreign subsidiaries since we anticipate no significant incremental U.S. income taxes on the repatriation of these earnings as tax rates in foreign jurisdictions generally approximate or exceed the U.S. Federal rate.

n. Loss Per Share

Basic loss per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted per share amounts are based on the weighted average number of shares of common and potentially dilutive common shares outstanding during the period. For the years ended December 31, 2002, 2001 and 2000, the effect of approximately 40,037.8, 41,806.5 and 27,952.5, respectively, of potentially dilutive common shares for outstanding stock options, warrants and convertible subordinated notes and debentures were excluded from the calculations of diluted loss per share because the effects were anti-dilutive.

o. Stock-Based Compensation

As permitted by the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we apply the intrinsic value method as described in Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our employee stock based compensation plans. No compensation cost has been recognized for the fixed portion of our plans. However, as described in Note 17, compensation expense has been recognized for certain options granted through July 30, 2002.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                              FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               2002         2001        2000
                                            ---------    ---------    ---------
Net loss - as reported ..................   $ (57,775)   $  (4,094)   $(137,666)
Stock based employee compensation
  (recovery)/expense included in reported
  net loss, net of related tax effects ..     (41,872)     (57,047)       5,705
Less total stock based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects................................     (21,034)     (21,363)     (15,435)
                                            ---------    ---------    ---------
Pro forma net loss ......................   $(120,681)   $ (82,504)   $(147,396)
                                            =========    =========    =========
Loss per share:
Basic and diluted - as reported .........   $   (0.25)   $   (0.02)   $   (0.67)
                                            =========    =========    =========
Basic and diluted - pro forma ...........   $   (0.53)   $   (0.36)   $   (0.71)
                                            =========    =========    =========

The weighted average fair value of options granted during 2002, 2001, and 2000 was $4.53, $11.21, and $12.75 per option, respectively. In determining the fair value of options and stock purchase warrants granted for purposes of calculating the pro forma results disclosed above, we used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 4.0 percent for 2002 and 5.5 percent for 2001 and 2000; an expected option life of 4.7 years for 2002 and 4 years for 2001 and 2000; an expected volatility of 59 percent, 45 percent, and 43 percent; and a dividend yield of 0.14 percent per year. As required by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation.

See Note 17 for further details regarding our Stock Compensation Plans.

p. Derivative Instruments, Foreign Currency and Hedging Activities

Assets and liabilities of foreign subsidiaries where the local currency is the functional currency are translated at year-end exchange rates. Changes arising from translation are recorded in the accumulated other comprehensive income/(loss) component of stockholders' equity. Results of operations are translated using the average exchange rates prevailing throughout the year. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations for the periods presented and are not material.

On January 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies as a cash flow hedge. For derivatives qualifying as cash flow hedges, the effective portion of changes in fair value of the derivative instrument is recorded as a component of other comprehensive income/(loss) and is reclassified to earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion (representing the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged transaction) is recognized in earnings as it occurs. For fair value hedges, changes in fair value of the derivative, as well as the offsetting changes in fair value of the hedged item, are recognized in earnings each period. The cumulative effect of adopting this accounting change was immaterial.

We formally designate and document each derivative financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for entering into the hedge transaction upon inception. We also assess whether the derivative financial instrument is effective in offsetting changes in the fair value or cash flows of the hedged item. We did not recognize any gain or loss related to hedge ineffectiveness in 2002 or 2001.

The embedded equity collar contained in the private Mandatorily Exchangeable Contract for Shared Appreciation Income Linked Securities ("SAILS") arrangement (See Note 6) is considered an economic hedge of the Cisco shares that are accounted for as trading securities. Accordingly, any change in fair value of this derivative financial instrument between reporting dates is recognized through operations in other income. In addition, the change in market value of Cisco shares between reporting dates is recognized through operations in other income.

We also utilize derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments denominated in foreign currencies from our international subsidiaries. These derivative instruments are designated as either fair value or cash flow hedges, depending on the exposure being hedged, and have maturities of less than one year. Gains and losses on these derivative financial instruments and the offsetting losses and gains on hedged transactions are reflected in the Consolidated Statements of Operations. We do not use these derivative financial instruments for trading purposes.

As of December 31, 2002 and 2001, respectively, we had $25,267 and $61,090 in notional amounts of forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. These contracts are primarily denominated in British pounds, Euros, Australian dollars, Canadian dollars and Japanese yen and have been marked to market each year with the resulting gains and losses included in the Consolidated Statement of Operations. The fair value of these forward exchange contracts was ($1,732) as of December 31, 2002, which was recorded in current liabilities, and $1,363 as of December 31, 2001, which was recorded in current assets.

q. Segment Information

We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. (See Note 20)

r. Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Our most significant use of estimates relates to the determination of provisions for uncollectible accounts receivable, excess and obsolete inventory, recoverability of goodwill, warranty costs, product return costs, tax valuation allowances and litigation contingencies.

s. Stock Splits

During each of the years ended December 31, 2001 and 2000, our Board of Directors approved a three for two split of our common stock to be effected as a 50 percent stock dividend. In the Consolidated Financial Statements, all per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect each of the respective stock splits. In addition, the number of common shares issued has been adjusted to reflect the stock split and an amount equal to the par value of the additional shares issued has been transferred from additional paid-in capital to common stock.

t. Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that the fair value of obligations that are legally enforceable and unavoidable and are associated with the retirement of a tangible long-lived asset be recorded in the period in which it is incurred. This amount is accounted for like an additional element of cost and is depreciated over the corresponding assets' useful life. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of a gain or loss on the extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations." We elected to adopt this Statement in 2002. As a result, gains on the extinguishments of debt of $832 and $1,196 for the years ended December 31, 2002 and 2001, respectively, have been recorded as a component of other income in the Consolidated Statements of Operations. (See Note 13)

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires that upon issuance of a guarantee (including those embedded in a purchase or sales agreement), the guarantor must disclose and recognize a liability for the fair value of the guarantee. This interpretation also requires detailed information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The recognition and measurement provisions of this interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for us as of December 31, 2002 and are applicable to our product warranty liability. The adoption of the recognition and measurement provisions of this interpretation is not expected to have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires more prominent disclosure about the method used. This statement is effective for fiscal years ending after December 15, 2002. Since we account for stock-based compensation using the intrinsic value approach, only the disclosure provisions of this statement apply and such disclosure is included in Note 1(o) above.

In December 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This consensus addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (i.e., there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This consensus addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This consensus does not change otherwise applicable revenue recognition criteria. The guidance in this consensus is effective prospectively for revenue arrangements entered into by the Company in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact of adopting this consensus on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which was revised in December 2003. This interpretation requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. The provisions of this interpretation, as revised, are effective for periods ending after December 15, 2003. We are currently evaluating the impact of adopting this interpretation on our Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. We do not believe that the adoption of SFAS No. 149 will have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for us is the quarter ended September 30, 2003. We do not believe that the adoption of SFAS No. 150 will have a material impact on our consolidated financial statements.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's December 31, 2001 financial statements, management of the Company identified certain accounting errors and irregularities, as discussed below, in its previously issued financial statements that extended back to 1998. As a result, the Consolidated Financial Statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 have been restated from the amounts previously reported.

The adjustments necessary to restate our financial statements relate primarily to the correction of errors related to the timing and amount of product and service revenue recognized, as well as certain reserves, restructurings, the administration of certain option programs and several categories of cost of revenue and operating expenses. As a result, the Consolidated Financial Statements have been restated to give effect to the correction of these errors.

The principal adjustments are summarized below:

Revenue Recognition

Our investigation in the area of revenue recognition identified numerous instances where the timing or amount of revenue recognized was not appropriate. SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) expresses the SEC Staff's views regarding the application of accounting principles generally accepted in the United States of America ("U.S. GAAP") to revenue recorded in financial statements. Provided below is a summary of the nature of the adjustments to revenue that were necessary to our Consolidated Financial Statements:

Persuasive evidence of an arrangement exists

We identified situations when the customer arrangements were not available, were not documented or were superceded by separate written agreements or verbal arrangements. In many of these instances, the customer returned most or all of the merchandise shipped in a subsequent accounting period based on these separate agreements or arrangements. The existence of these separate agreements and arrangements indicates that the original agreement was not binding and, therefore, the recognition of revenue was inappropriate at that time and should have been deferred until such time as persuasive evidence of an arrangement existed.

Delivery had not occurred or services had not been rendered

We identified situations in which we had recognized revenue at the time we shipped our product to an intermediate staging area or location where we performed additional configuration services to meet customer requirements. The recognition of revenue was inappropriate at that time and should have been deferred until such time as our products had been shipped or services had been rendered to our customer.

The seller's price to the buyer was not fixed or determinable

We identified situations in which significant price concessions were made based on prior or ongoing negotiations or in which subsequent credits were issued to a customer based on sales volume or in which separate agreements existed that were not considered in the revenue recognition process. These arrangements indicate that the price of goods and services was not fixed or determinable at the time of the sale and, therefore, the recognition of revenue was inappropriate and should have been deferred until the price was fixed or determinable.

Collectibility is reasonably assured

We identified situations in which sales were made to customers who had no financial means for payment other than from the resale of our products to third parties. Effectively these customers were acting as our distributors or agents and our sales to them were on a consignment basis since we readily accepted any returns they provided. Accordingly, the recognition of such sales to distributors with unlimited or extremely broad return capability was inappropriate and should have been deferred until such time as the sale was made to the ultimate customer and collectibility was reasonably assured.

Restructuring Reserves

In December 2000, we recorded restructuring, impairment and merger integration charges associated with the Telxon acquisition (See Note 3). We determined that both the amount and timing of certain components of this charge as well as the subsequent utilization of the established reserve were inappropriate.

In September 2001, we recorded a restructuring charge primarily related to the reorganization of our manufacturing facilities. Similarly, we determined that both the amount and timing of certain components of this charge as well as the subsequent utilization of the established reserve were inappropriate.

Inventory

We identified numerous errors and irregularities in the area of inventory. Our previous methodology for identifying excess and obsolete inventory, which relied heavily on historical usage, did not properly consider the rapid nature of technology changes and reduced product life cycles during the past several years. In addition, in June 2001 a $110,000 write down was recorded and disclosed as being related to Palm and radio inventory. The nature, timing and amount of these charges were inappropriate.

Computer Hardware and Software Costs

We determined that certain computer hardware costs had been incorrectly capitalized. In addition, as a result of our investigation, we determined that the criteria provided in SFAS No. 86 to determine when technological feasibility has been established had been misapplied resulting in an error in the capitalization of development costs of software which should have been expensed.

Patent Costs

Certain patent-related costs were being incorrectly amortized beyond the life of the related patent. Additionally, other instances were noted in which we could not associate various legal costs incurred with a specific patent. Accordingly, the Consolidated Financial Statements reflect adjustments to correct the amortization of costs to coincide with the remaining life of the related patent and to write-off legal costs that could not be directly associated with a patent. In addition, because of rapidly changing technology, we determined that our prior policy of amortizing patents generally over a 17 year period was not appropriate and the Consolidated Financial Statements reflect adjustments to reduce the patent amortization period to six years.

AirClic Transaction

In the third quarter of 2000, we received a non-cancelable purchase order from AirClic for the development of certain technologies, molding designs and other rights and recorded $15,000 of revenue and gross profit. In the fourth quarter of 2000, the terms of the purchase order were materially changed and were tied to a $50,000 cash investment we made in AirClic, a cost method investee. In the second quarter of 2002, we determined that a decline in the value of our investment in AirClic was other than temporary and wrote off $47,200 of the $50,000 investment as an impairment charge as a component of operating expenses. We have determined that our previous accounting for the transactions with AirClic was inappropriate and the Consolidated Financial Statements reflect the elimination of the $15,000 revenue and gross profit originally recognized in the third quarter of 2000 and the previously recorded $50,000 investment has been recorded as $35,000, which reflects the net effect of the 2000 transactions. Lastly, the $47,200 impairment charge recorded in 2002 has been reduced to $32,200 and is shown as an impairment in investments as a component of other income/(expense) in the Consolidated Statements of Operations.

Telxon Transaction

As discussed in Note 3 to the Consolidated Financial Statements, on November 30, 2000, we completed the acquisition of the Telxon Corporation. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Subsequent to the acquisition date, we adjusted goodwill for revisions to the fair values of the assets and liabilities acquired. We subsequently determined that certain of the adjustments to goodwill did not relate to contingencies existing at the time of the acquisition. Furthermore, we discovered that while certain adjustments to the net assets acquired from Telxon were appropriate, the impact of these adjustments was incorrectly recorded in accounts other than goodwill.

Brazil Acquisition

As discussed in Note 3 to the Consolidated Financial Statements, during the second quarter of 2002, we entered into an agreement with the owners of a Brazilian corporation that was a distributor of our products, whereby we created a majority-owned subsidiary of Symbol. In our previously reported financial statements, we recorded payments to two individuals aggregating approximately $5,300 as part of the purchase price. As a result of our investigation, we determined that we should have treated these payments as operating expenses.

Accruals, Reserves and Prepayments

We identified errors in the accounting for certain accruals and prepayments. Specifically, we identified instances in which we established reserves or released reserves in error.

Statement of Operations Reclassifications

We discovered numerous instances in which certain categories of expenses were inappropriately classified in the statements of operations.

Stock Option Accounting

We identified certain irregularities and improper administration of option exercises related to our stock option plans. In particular, an informal practice began in or around the early 1990's, whereby certain officers and directors were afforded a look-back period (no more than 30 days) for purposes of determining the market price to be used in connection with specific option exercises. In addition, certain of these individuals were given an extended period of time in which to pay for their option exercises. These practices were contrary to the terms of the relevant option plans.

As this practice allowed certain participants to choose exercise dates outside of the approved plan terms and also allowed these participants to extend the period of time in which to pay for their option exercise, the price of the option at the grant date was not fixed. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Consolidated Financial Statements reflect as compensation expense the change in market price of the common stock underlying these options granted to plan participants that could have participated in this practice.

Effective July 30, 2002, this practice of options exercise ended resulting in ceasing the accounting for such options under variable plan accounting.

Executive Life Insurance

As a benefit to some of our key executives, we paid the premiums to provide split dollar life insurance. As part of this program, the premiums on the policies accumulate as cash surrender value that must be repaid to us upon the termination of employment or death of the employee. We determined that the amount we recorded as a recoverable asset exceeded the amount we could realize as cash surrender value under the policies.

Interest Expense

Our primary source of liquidity during 1999 through most of 2003 was a Credit Agreement signed in December 1998 and voluntarily terminated in November 2003. Pricing terms of this Credit Agreement were covered under a "credit grid" that provided for interest charges on both drawn and undrawn committed lines of credit, and was based on a quarterly calculation of a leverage ratio of outstanding debt divided by earnings before income taxes, depreciation and amortization. Interest charges were either lowered the further the leverage ratio fell below 2.5 times or raised if the ratio moved toward 2.5 times. The agreement also provided for additional fees in the event of additional leverage or events of default. Through a series of waivers and amendments granted by the bank group during the life of the Credit Agreement, no event of default occurred. However, these waivers and amendments did not provide protection from the obligations under the "credit grid" pricing.

We determined that our previously recorded interest expense during the period covered by the restatement needed to be recalculated based on our restated results, which resulted in adjustments in our Consolidated Financial Statements to appropriately reflect interest expense due under the terms of the Credit Agreement.

Balance Sheet Adjustments and Reclassifications

We identified errors associated with the cut off of cash receipts. In these instances, recording of cash receipts was inappropriately accelerated into earlier accounting periods. In addition, reclassifications were made incorrectly to certain balance sheet accounts such as accounts receivable and other assets.

Other Restatement-Related Adjustments

We identified instances where marketable securities, property, plant and equipment and other long-lived assets were carried at amounts exceeding their net realizable values.

Income Taxes

As a result of the adjustments described above, we have adjusted our tax provisions and related accounts for the periods involved.

The following table presents the effects of the aforementioned adjustments on pre-tax loss as previously reported:

(Increase) decrease in pre-tax loss (in thousands):

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                        2001         2000
                                                     ---------    ---------
Pre-tax loss, previously reported ............       $ (79,193)   $ (79,558)
REVENUE ADJUSTMENTS:
Product ......................................          59,306     (226,533)
Service ......................................         (24,547)      (9,694)
                                                     ---------    ---------
                                                        34,759     (236,227)
COST OF REVENUE ADJUSTMENTS:
Product revenue cost .........................         (29,394)      70,805
Service revenue cost .........................           4,236        1,433
Restructuring reserves .......................          25,586       25,103
Excess and obsolete inventory ................         (24,613)      10,099
Computer software ............................          24,105       63,995
Telxon transaction ...........................          (1,539)      (1,285)
Accruals, reserves and prepayments ...........          17,329          147
Other, net ...................................          (3,206)      (2,018)
                                                     ---------    ---------
                                                        12,504      168,279
OPERATING AND OTHER EXPENSES:
Restructuring reserves .......................         (22,677)      20,375
Computer hardware and software costs .........         (37,574)     (37,075)
Patent costs .................................          (5,094)      (2,642)
Telxon transaction ...........................         (16,531)        (573)
Brazil acquisition ...........................            --         (3,250)
Accruals and prepayments .....................          19,693       (5,972)
Stock option accounting ......................          92,760       (9,402)
Executive life insurance .....................          (1,824)      (1,932)
Impairment of investments ....................          (1,521)        --
Interest expense .............................            (691)      (3,125)
Bad debt impact of revenue adjustments .......           7,254         (542)
Other, net ...................................           2,816          376
                                                     ---------    ---------
                                                        36,611      (43,762)
(Increase) decrease in pre-tax loss ..........          83,874     (111,710)
                                                     ---------    ---------
Earnings (loss) before income taxes, as
restated .....................................       $   4,681    $(191,268)
                                                     =========    =========

The following is a summary of the significant effects of the restatement on our previously reported results of operations and financial position:


                                                           YEAR ENDED                          YEAR ENDED
                                                        DECEMBER 31, 2001                  DECEMBER 31, 2000
                                                 ------------------------------     ------------------------------
                                                 AS PREVIOUSLY                      AS PREVIOUSLY
                                                    REPORTED        AS RESTATED        REPORTED        AS RESTATED
                                                   ----------        ----------       ----------        ----------
                                                          (All amounts in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue...................................         $1,452,697        $1,487,456       $1,449,490        $1,213,263
Cost of revenue...........................          1,058,580         1,046,076          989,137           820,858
                                                   ----------        ----------       ----------        ----------
Gross profit..............................            394,117           441,380          460,353           392,405
Stock based compensation (recovery)/expense
   under variable plan accounting.........                  -           (92,760)               -             9,402
Other operating expenses..................            455,335           512,846          527,691           559,350
                                                   ----------        ----------       ----------        ----------
(Loss)/earnings from operations...........            (61,218)           21,294          (67,338)         (176,347)
(Loss)/earnings before income taxes.......            (79,193)            4,681          (79,558)         (191,268)
Net loss..................................            (53,907)           (4,094)         (68,966)         (137,666)
NET LOSS PER COMMON SHARE:
Basic and diluted.........................              (0.24)            (0.02)           (0.33)            (0.67)


                                                              AS OF
                                                        DECEMBER 31, 2001
                                                 ------------------------------
                                                 AS PREVIOUSLY
                                                    REPORTED        AS RESTATED
                                                 -------------    --------------
                                                   (All amounts in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Accounts receivable, net .................       $    307,576      $    141,327
Inventories...............................            310,924           338,165
Total current assets......................          1,000,208           895,320
Goodwill and other intangible assets, net.            413,308           329,667
Total assets..............................          1,892,674         1,705,371
Accounts payable and accrued expenses.....            279,615           272,486
Deferred revenue, current.................             34,641            42,766
Total current liabilities.................            339,733           335,440
Deferred revenue, non-current.............              7,084            11,723
Total other liabilities...................            365,068           359,093
Total stockholders' equity................          1,180,789           999,115


3. ACQUISITIONS

a. Telxon Acquisition

On November 30, 2000, we completed the acquisition of Telxon Corporation ("Telxon") through a merger of Telxon with one of our wholly-owned subsidiaries. In the merger, each outstanding share of Telxon common stock was converted into the right to receive 0.5 shares of our common stock, resulting in the issuance of 13,163 shares, comprising approximately $378,375 of the total purchase price. In addition, each outstanding option to purchase Telxon common stock was converted into an option to purchase 0.5 shares of our common stock at an exercise price equal to two times the pre-acquisition exercise price of the Telxon options. This resulted in 2,610 options granted to replace Telxon options. The fair value of vested stock options at the time of the acquisition was $26,400, resulting in a total purchase price of $404,775. The fair value of unvested stock options at the time of the acquisition amounted to $1,869 and was accounted for as deferred compensation and excluded from the total purchase price.

The acquisition was accounted for by the purchase method of accounting and, accordingly, the Consolidated Statements of Operations include the results of operations of Telxon beginning December 1, 2000. The assets acquired and liabilities assumed were recorded at estimated fair values. After allocating the purchase price, purchased technology that had reached technological feasibility was valued at $22,800 and is reflected in intangible assets, net in the Consolidated Balance Sheets and is being amortized over eight years.

In addition, a portion of the purchase price was allocated to in-process research and development ("IPR&D"). IPR&D of $87,600 was charged to operations at the acquisition date as the IPR&D had not reached technological feasibility and had no alternative future use.

As a result of the acquisition of Telxon, we incurred incremental costs to exit and consolidate activities at Telxon locations, to involuntarily terminate Telxon employees, and other costs to integrate operating locations and other activities of Telxon with the Company. The portion of these expenses that are not associated with the generation of future revenue and have no future economic benefit are assumed liabilities in the allocation of the purchase price to the net assets acquired. These restructuring costs, primarily relating to severance and abandonment of leased facilities, were recorded in the purchase price allocation and amounted to $57,118. Severance relates to the termination of 1,026 employees primarily in manufacturing, management, sales and administrative support. As of December 31, 2001, all these employees had been terminated. (See
Note 12)

The preliminary purchase price allocation resulted in goodwill that amounted to $198,793 at December 31, 2000. The original purchase price was allocated as follows:

Investments in marketable equity securities ...........   $ 262,538
Deferred tax asset ....................................      17,614
Purchased technology ..................................      22,800
Other intangible assets ...............................      17,215
Convertible subordinated notes and debentures assumed..    (106,913)
Net liabilities assumed ...............................     (94,872)
In process research and development costs expensed ....      87,600
Goodwill ..............................................     198,793
                                                          ---------
      Purchase price ..................................   $ 404,775
                                                          =========


During the allocation period, additional information became available regarding the fair value of net assets acquired from Telxon. Based on this additional information, we adjusted our preliminary allocation of purchase price by $8,836 during the year ended December 31, 2001. This adjustment resulted in a decrease in the fair value allocated to the net assets acquired and an increase in goodwill. Additionally, during 2002, we reduced goodwill by $5,443 primarily to reduce certain liabilities recorded at the time of acquisition. Through December 31, 2001, goodwill had been amortized using the straight-line method over an estimated 20 year life. (see Note 1(e))

Unaudited pro forma results of operations for the year ended December 31, 2000, as if we acquired Telxon at the beginning of 2000, are presented below. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include the realization of cost savings from operating efficiencies, synergies or other effects resulting from the acquisition, and are not necessarily indicative of the actual consolidated results of operations had the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

                                                   UNAUDITED PRO-FORMA
                                         FOR THE YEAR ENDED DECEMBER 31, 2000(1)
                                         ---------------------------------------
Net revenue.........................                   $1,507,757
Net earnings........................                       15,809
Diluted earnings per share..........                         0.07


(1) The fiscal 2000 unaudited pro forma results include certain Telxon-related matters as follows: a gain on exchange of Aironet shares of $396,161, or $1.15 diluted earnings per share, offset by pre-tax charges for inventory obsolescence writeoffs, bad debt charges, Akron to Cincinnati headquarter transition costs and loss on a major domestic retailer sales contract aggregating $51,900, or $0.15 diluted earnings per share.

b. Brazil Acquisition

During the second quarter of 2002, we entered into an agreement with the owners of Seal Sistemas e Technologia Da Informacao Ltda. ("Seal"), a Brazilian corporation that had operated as a distributor and integrator of our products since 1987. The agreement resulted in the termination of distribution rights for Seal and the creation of a majority-owned subsidiary of the Company that would serve as the Brazilian distributor and customer service entity ("Symbol Brazil"). In accordance with the terms of the agreement, the owners of Seal acquired a 49 percent ownership interest in Symbol Brazil.

Terms of the agreement included payments to the minority shareholders that range from a minimum of $9,550 to a maximum of $14,800 contingent upon the attainment of certain annual net revenue levels of Symbol Brazil. In the event that none of the specified revenue levels are attained, the minimum earnout payment is payable no later than March 31, 2009. With each earnout payment, we will obtain a portion of Symbol Brazil's shares owned by the minority shareholders such that we will ultimately own 100 percent of Symbol Brazil no later than March 31, 2009. We advanced these minority shareholders $5,000 at the time of the agreement, which will be offset on the date the first earnout payment is triggered. The present value of net future minimum earnout payments of $4,550 amounted to $1,992 and was recorded as part of the purchase price resulting in a total purchase price of $6,992. Any additional earnout payments will be accounted for as additional purchase price and recorded as goodwill.

Management allocated the purchase price and considered a number of factors, including independent appraisals and, as a result of such procedures, the total purchase price has been classified as goodwill. We have not shown the pro-forma effects of this acquisition as the results of operations of the acquired company prior to our acquistion was immaterial in relation to our Consolidated Financial Statements.

As we control Symbol Brazil and are obligated to purchase the remaining ownership interest, we have consolidated this subsidiary. The minority interest is accounted for as accrued purchase price and is recorded in other liabilities.

c. @POS.Com Acquisition

On September 16, 2002, we completed the acquisition of @POS.com, Inc. ("@POS") through a merger of @POS with one of our wholly owned subsidiaries. @POS manufactures and markets a range of interactive customer transaction terminals with advanced signature capture technology and features. In the acquisition, we purchased all outstanding shares of @POS common stock and preferred stock for approximately $5,446.

The Consolidated Statements of Operations include the results of operations of @POS beginning September 17, 2002. The assets acquired and liabilities assumed were recorded at their estimated fair values. After allocating the purchase price, including acquisition costs to net tangible assets, purchased technology that has reached technological feasibility was valued by independent appraisal at $1,800. This purchased technology has been capitalized and is being amortized over four years. In addition, a portion of the purchase price was allocated to other intangible assets with an aggregate fair value as determined by independent appraisal of $3,000 with a useful life of 9.5 years.

We have not shown the pro forma effects of this acquisition as the results of operations of the acquired company prior to our acquisition was immaterial in relation to our Consolidated Financial Statements.

d. Other Acquisitions

In addition to the aforementioned acquisitions, we established wholly-owned subsidiaries through the acquisition of certain of our international distributors and developers of various of our products during the past three years. These acquisitions have been accounted for as purchases and, accordingly, the related acquisition costs have been allocated to net assets acquired based upon fair values.

Additional acquisition payments related to these acquisitions are contingent upon the attainment of certain annual net revenue levels and achievement of other milestones as defined in the respective agreements during periods not exceeding five years from the date of acquisition. We made additional acquisition payments of $282, $1,660, and $6,365 during the years ended December 31, 2002, 2001, and 2000, respectively, related to these acquisitions, which has been recorded as goodwill.

4. INVENTORIES

                                 DECEMBER 31,         DECEMBER 31,
                                    2002                 2001
                                 -----------          -----------
Raw materials............        $    82,115          $   176,241
Work-in-process..........             39,931               11,522
Finished goods...........            139,050              150,402
                                 -----------          -----------
                                 $   261,096          $   338,165
                                 ===========          ===========

The amounts shown above are net of inventory reserves of $190,575 and $221,467 as of December 31, 2002 and 2001, respectively, and include inventory on consignment of $49,182 and $54,774 as of December 31, 2002 and 2001, respectively.

5. PROPERTY, PLANT AND EQUIPMENT

                                                    DECEMBER 31,  DECEMBER 31,
                                                       2002           2001
                                                     ---------    ---------
Land .............................................   $  11,006    $  12,085
Buildings and improvements .......................      74,063       61,121
Machinery and equipment ..........................     106,603      124,965
Furniture, fixtures and office equipment .........      38,002       42,860
Computer hardware and software ...................     165,214      162,108
Leasehold improvements ...........................      15,884       15,000
Construction in progress .........................        --         19,726
                                                     ---------    ---------
                                                       410,772      437,865
Less:  Accumulated depreciation and amortization..    (202,563)    (187,081)
                                                     ---------    ---------
                                                     $ 208,209    $ 250,784
                                                     =========    =========

During 2001, we substantially completed construction of a 140,000 square foot manufacturing and distribution facility in Reynosa, Mexico. Early in 2001, we began a 150,000 square foot expansion of this facility. During 2001, we determined that the majority of the space created by the expansion project was not going to be utilized. As such, we recorded an impairment charge of $4,636, which has been reported as a component of product cost of revenue in 2001. This charge includes the costs incurred for the project, as well as additional costs for which we were committed.

6. INVESTMENT IN MARKETABLE SECURITIES

As a result of the acquisition of Telxon (see Note 3(a)), we obtained 4,166.1 shares of Cisco Systems, Inc. common stock (the "Cisco shares").

We also obtained two derivative financial instruments related to the Cisco shares (referred to collectively herein as the "Collar"). The Collar essentially hedged our risk of loss on the Cisco shares by utilizing purchased put options. Conversely, the Collar arrangement also limited the potential gain by employing written call options.

In January 2001, we sold 6,086 of the Cisco shares and simultaneously terminated the existing Collar and entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") arrangement (see Note 14(i)) with a highly rated financial institution for the remaining 4,160 shares. These shares had a market value of $54,496 at December 31, 2002. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in Investment in Marketable Securities in the Consolidated Balance Sheets. The SAILS contain an embedded equity collar, which effectively manages a large portion of our exposure to fluctuations in the fair value of our holdings in the Cisco shares. At maturity, the SAILS will be exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS No. 133 and the change in fair value of this derivative between reporting dates is recognized as other income/(expense). As there is a legal right of offset, the derivative has been combined with the debt instrument and presented as net long-term debt in the Consolidated Balance Sheets.

At December 31, 2002, 3,411.2 of the Cisco shares have been economically hedged in conjunction with the SAILS arrangement and have been classified as trading securities. However, because these securities collateralize the long-term debt underlying the SAILS arrangement, they have been classified as non-current assets at December 31, 2002. The changes in market value of these trading securities of approximately $16,275 and $4,647 for the years ended December 31, 2002, and 2001, respectively, have been included in other income in the Consolidated Statements of Operations. The remaining 748.8 Cisco shares have been classified as available-for-sale securities in accordance with SFAS No.
115. Under

SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, recorded as a component of accumulated other comprehensive income/(loss). Information regarding marketable securities classified as available-for-sale is presented in the table below:

                                                 DECEMBER 31, DECEMBER 31,
                                                     2002        2001
                                                   --------    ---------
Cost basis .....................................   $ 11,416    $ 32,326
Gross unrealized holding losses on
 available-for-sale securities..................     (1,164)    (18,099)
                                                   --------    ---------
Aggregate fair market value ....................   $ 10,252    $ 14,227
                                                   ========    ========


During 2002, we recognized a pretax loss of $20,910 due to an other-than-temporary decline in the market value of our investment in Cisco classified as available-for-sale securities. This loss is included in impairment of investments and is included as a component of other income/(expense) in the Consolidated Statements of Operations.

During 2001, we recognized a pretax loss of $1,521 relating to several other investments in marketable securities. We determined that market value declines in these investments to be other than temporary. This loss is included in impairment of investments and is included as a component of other income/(expense) in the Consolidated Statements of Operations.

Information regarding marketable securities classified as trading securities is presented in the table below:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2002            2001
                                                      -----------   ------------
Cost basis.......................................     $ 142,844      $ 142,844
Gross unrealized holding losses on
 trading securities..............................       (98,157)       (81,067)
                                                      ---------      ---------
Aggregate fair market value......................     $  44,687      $  61,777
                                                      =========      =========


7. GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized, but rather subject to assessment for impairment at least annually. We adopted the provisions of this statement on January 1, 2002.

Based on the initial impairment testing performed as of January 1, 2002, we determined there was no impairment of goodwill upon initial adoption of this statement.

Subsequent to the initial adoption of SFAS No. 142, we elected to perform our annual goodwill impairment testing on September 30th of each year beginning in 2002. We completed the impairment test as of September 30, 2002 using the same methodology as described in Note 1. The results indicated no impairment of goodwill at September 30, 2002.

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:


                                    PRODUCTS      SERVICES      TOTAL
                                    ---------    ---------    ---------
Balance as of January 1, 2002 ...   $ 237,152    $  55,628    $ 292,780
Goodwill acquired during the year      11,330        2,307       13,637
Translation adjustments .........        (423)          32         (391)
Other adjustments, net (1) ......      (4,045)        (958)      (5,003)
                                    ---------    ---------    ---------
Balance as of December 31, 2002 .   $ 244,014    $  57,009    $ 301,023
                                    =========    =========    =========

(1) Includes $5,443 related to the reduction of certain liabilities recorded at the time of the Telxon acquisition (see Note 3).
Adjusted financial information assuming SFAS No. 142 had been adopted as of January 1, 2000 is as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                           2002             2001              2000
                                                                      -----------        ----------   --------------
Net loss, as reported.......................................          $  (57,775)       $   (4,094)  $     (137,666)
Goodwill amortization, net of tax ..........................                   -            14,823            6,347
                                                                      -----------        ----------   --------------
Adjusted net (loss)/earnings................................          $  (57,775)       $   10,729   $     (131,319)
                                                                      ==========         =========    =============

BASIC PER SHARE AMOUNTS:
Net loss, as reported ......................................          $    (0.25)        $   (0.02)   $       (0.67)
Goodwill amortization, net of tax...........................                   -              0.07             0.03
                                                                      -----------        ----------   --------------
Adjusted net (loss)/earnings................................          $    (0.25)        $    0.05    $       (0.64)
                                                                      ==========         =========    =============

DILUTED PER SHARE AMOUNTS:
Net loss, as reported ......................................          $    (0.25)        $   (0.02)   $       (0.67)
Goodwill amortization, net of tax...........................                   -              0.07             0.03
                                                                      -----------        ----------   --------------
Adjusted net (loss)/earnings................................          $    (0.25)        $    0.05    $       (0.64)
                                                                      ==========         =========    =============


Other than goodwill, finite life intangible assets, all of which are subject to amortization, consist of the following:

                                                           DECEMBER 31, 2002                    DECEMBER 31, 2001
                                                    ------------------------------      -------------------------------
                                                                       ACCUMULATED                          ACCUMULATED
                                                    GROSS AMOUNT      AMORTIZATION       GROSS AMOUNT       AMORTIZATION
                                                      ---------        ----------          ---------         ----------
Patents, trademarks and tradenames..........          $  31,624        $  (19,956)         $  28,746         $  (16,190)
Purchased technology........................             24,817            (6,069)            23,669             (3,088)
Other.......................................              6,865              (156)             3,804                (54)
                                                      ---------        ----------          ---------         ----------
                                                      $  63,306        $  (26,181)         $  56,219         $  (19,332)
                                                      =========        ==========          =========         ==========

These assets have estimated useful lives ranging from 4 to 10 years. Amortization expense for these assets was $6,849, $8,381 and $4,711 for the years ended December 31, 2002, 2001 and 2000, respectively. Estimated future amortization expense for the above finite life intangible assets, assuming no additions or writeoffs, for each of the years ending December 31, is as follows:

                   2003.............................           $ 8,426
                   2004.............................             7,919
                   2005.............................             7,560
                   2006.............................             5,009
                   2007.............................             3,217

8. AIRCLIC TRANSACTIONS

In November 2000, we invested $35,000 in and licensed certain intellectual property to AirClic Inc. ("AirClic"), a business which allows wireless devices to scan bar codes and transmit data to the Internet. In return, we received convertible preferred stock of AirClic. We do not currently have the right to convert the preferred stock into common stock of AirClic and our ability to do so in the future is subject to certain contractual restrictions. As we do not have the ability to exercise significant influence over AirClic, we account for this investment using the cost method. We periodically test the carrying value of this investment for impairment. In consideration of the outlook of AirClic's business, the general decline in the economy and the decline in information technology spending, we determined that the decline in the value of our investment in AirClic was other than temporary in June 2002. We obtained an independent appraisal of our investment in AirClic and wrote down the carrying amount of the investment to its estimated fair value of $2,800 by recording an impairment of the investment of $32,200 which is shown as a component of other income/(expense) in the Consolidated Statements of Operations.

In January 2003, we invested an additional $750 in AirClic in exchange for convertible preferred stock. This additional investment has also been accounted for under the cost method and increased our investment in AirClic to $3,550.

In March 2003, AirClic received additional financing from other investors but the negative outlook for AirClic's business and the lack of a rebound in the information technology sector and the economy in general prompted us to record an additional impairment charge of $3,025 related to this investment during the three months ended March 31, 2003. We subsequently wrote off our remaining investment in AirClic of $525 by September 2003.

During the year ended December 31, 2001, we had accumulated certain component inventories in anticipation of orders from AirClic. As a result, during 2001, AirClic paid $7,000 with respect to this component inventory. This payment was accounted for as an advance payment for future inventory purchases. At December 31, 2002, an accrued liability of $6,147 remained outstanding under this obligation.

In July 2003, we reached an agreement with AirClic as it related to this obligation. The remaining obligation of $4,992 was settled by making a cash payment of $2,497 to AirClic. Accordingly, we recognized other income of $2,495 in the third quarter of 2003.

9. OFFICER LOANS

In February 2002, we loaned $1,000 to our former Chief Executive Officer, Director and Vice Chairman of the Board of Directors. This loan bears interest at an annual rate of LIBOR plus 100 basis points, which approximated 2.4 percent at December 31, 2002. This loan is payable upon the earlier of: (1) the date he ceases to be an employee of the Company, (2) the date of sale of his California residence, or (3) February 19, 2007. In addition, if the officer or his wife sell any shares of our common stock now owned by either of them or hereafter acquired (other than shares sold to pay the exercise price and taxes resulting from the exercise of any options originally granted to this officer by
us), 100 percent of the net proceeds of such sales shall be applied immediately to reduce any outstanding indebtedness under this loan.

In addition, we also loaned our former Chief Executive Officer, Director and Vice Chairman of the Board of Directors $500 in October 1999. This loan bears interest at an annual rate of 7 percent through October 2004, and 2.75 percent above the One Year Treasury Rate through maturity. Accrued interest of $105 was paid in October 2002. The loan is payable upon the earlier of: (1) the date he ceases to be an employee of the Company, (2) the date of sale of his California residence, or (3) October 5, 2006. This loan is secured by a second mortgage on the officer's California residence. In addition, if the officer or his wife sell any shares of our common stock now owned by either of them or hereafter acquired (other than shares sold to pay the exercise price and taxes resulting from the exercise of any options originally granted to this officer by us), 100 percent of the net proceeds of such sales shall be applied immediately to reduce any outstanding indebtedness under this loan.

The purpose of these loans were for relocation expenses and the purchase of new residences in connection with his employment by Symbol. These loans are unsecured and are classified as other assets in the Consolidated Balance Sheet.

10. LEASE SECURITIZATIONS

During 2000, we entered into a $50,000 lease receivable securitization agreement. This agreement is currently scheduled to mature on December 31, 2003, but is expected to be renewed for an additional three months without the payment of amounts outstanding at such time. After December 31, 2003, we will not be able to securitize additional lease receivables until we provide certain financial information to the financial institution. During the years ended December 31, 2002 and 2001, we securitized approximately $17,219 and $32,227, respectively, of our lease receivables in accordance with the terms of the agreement. Losses on lease securitizations during 2002 and 2001 were approximately $610 and $1,954, respectively. We realized a gain of approximately $209 in 2000. For a discussion of retained interest, see note 1(j).

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during 2002 and 2001 (weighted based on principal amounts securitized) were as follows:

                                                        AS OF DECEMBER 31,
                                                      ----------------------
                                                       2002            2001
                                                      -------         -------
Prepayment rate.................................      N/A (1)         N/A (1)
Weighted-average remaining life (in years)......      3.26            2.03
Expected credit losses..........................      $172            $322
Discount rate...................................      9 percent       9 percent

The following table presents the fair values of retained interest as of December 31, 2002 and 2001, along with key economic assumptions used to derive the values as of year-end. The table also presents the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in the listed economic assumptions:

                                                                       AS OF DECEMBER 31,
                                                              --------------------------------------
                                                                 2002                     2001
                                                              ------------             --------------
Fair value of retained interest...........................        $12,874                  $14,134
Weighted average remaining life (in years)................           2.54                     1.86
Prepayment speed assumption...............................         N/A (1)                  N/A (1)
     Impact on fair value of 10 percent adverse change....              -                        -
     Impact on fair value of 20 percent adverse change....              -                        -
Expected credit losses (annual rate)......................            1.0%                     1.0%
     Impact on fair value of 10 percent adverse change....        $12,839                  $14,118
     Impact on fair value of 20 percent adverse change....        $12,803                  $14,103
Discount rate.............................................            9.0%                     9.0%
     Impact on fair value of 10 percent adverse change....        $12,748                  $13,987
     Impact on fair value of 20 percent adverse change....        $12,624                  $13,844

(1) Our lease portfolios historically have not been subject to prepayment risk.

These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on a 10 percent and 20 percent variation in assumptions generally cannot easily be extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in the above table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each securitization pool. At December 31, 2002 and 2001, static pool net credit losses for leases securitized were not material.

The table below summarizes certain cash flows received from/(paid to) securitization trusts:

                                                                           YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------
                                                                       2002                      2001
                                                                     ---------                ---------
Proceeds from new securitizations.............................       $  10,000                $  18,700
Collections used by the trust to purchase new balances in
   revolving securitizations..................................           9,111                    6,446
Servicing fees received.......................................             417                      330
Purchases of delinquent assets................................             (27)                    (188)

The table below presents information about delinquencies and components of reported and securitized financial assets at December 31, 2002 and 2001:

                                                           2002                                   2001
                                           -----------------------------------    ------------------------------------
                                            TOTAL PRINCIPAL       DELINQUENT        TOTAL PRINCIPAL       DELINQUENT
                                                AMOUNT OF       PRINCIPAL OVER          AMOUNT OF       PRINCIPAL OVER
                                                 LEASES            90 DAYS              LEASES              90 DAYS
                                               ----------          --------            ---------             ------
Leases held in portfolio............           $    3,865          $  1,994            $   4,288             $  631
Leases held for securitization......                4,618                 2                5,130                 43
Leases securitized .................               40,609                12               42,445                 13
                                               ----------          --------            ---------             ------
Total leases managed................           $   49,092          $  2,008            $  51,863             $  687
                                               ==========          ========            =========             ======

Leases securitized of $40,609 and $42,445 at December 31, 2002 and 2001, respectively, is comprised of our retained interest in future cash flows of those leases measured at fair value of $12,874 and $14,134, respectively, and the financial institution's interest in those leases of $27,735 and $28,311, respectively, and is shown as a component of other assets on the Consolidated Balance Sheets.

We monitor our potential credit risk associated with lease securitizations and provide for an allowance for doubtful accounts which is maintained at a level that we believe is sufficient to cover potential losses on leases securitized. Credit losses historically have not been material.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                     DECEMBER 31, 2002          DECEMBER 31, 2001
                                                                     -----------------          -----------------
Accounts payable.............................................           $    124,846               $    125,798
Accrued compensation, fringe benefits and related
 payroll taxes...............................................                 60,663                     50,761
Accrued litigation...........................................                110,300                          -
Accrued purchase commitments.................................                  2,227                     13,822
Accrued professional fees....................................                 25,292                     15,071
Accrued warranty.............................................                 15,034                     12,556
Accrued rebates..............................................                  8,332                      6,022
Other accrued expenses.......................................                 80,874                     48,456
                                                                        ------------               ------------
                                                                        $    427,568               $    272,486
                                                                        ============               ============




12. RESTRUCTURING AND IMPAIRMENT CHARGES

a. Telxon Acquisition

In December 2000, management approved and adopted a formal plan of restructuring associated with the Telxon acquisition. In connection with this acquisition, our operating results for the years ended December 31, 2000 and 2001 reflect charges for restructuring, impairment and merger integration related charges of $14,340 and $14,678, respectively.

The 2000 Telxon restructuring charge of $7,555, of which $2,794 was recorded as a component of product cost of revenue and $4,761 was recorded as a component of operating expenses, includes workforce reduction and asset impairment costs. These costs are not associated with the generation of future revenues and have no future economic benefit. An additional $6,785 of the charge recorded in December 2000 relates to the integration of Telxon's business and operations resulting in revenue-producing activities. These costs consist primarily of professional services and consulting fees, travel and other related charges and were recorded as incurred as merger integration charges in the Consolidated Statements of Operations.

The 2001 Telxon restructuring charge of $5,440, of which $2,543 was recorded as a component of product cost of revenue and $2,897 was recorded as a component of operating expenses, includes workforce reduction and asset impairment costs. These costs are not associated with the generation of future revenues and have no future economic benefit. An additional $9,238 of the charge recorded in December 2001 relates to the integration of Telxon's business and operations resulting in revenue-producing activities. These consist primarily of professional services and consulting fees, travel and other related charges and were recorded as incurred as merger integration charges in the Consolidated Statements of Operations.

Our exit plan, which focused on the consolidation of manufacturing operations, including plant closings and elimination of redundant activities, has been completed. As part of this plan, we recorded workforce reduction charges of $2,964 and $5,128 for the years ended December 31, 2000 and 2001, respectively. These charges relate to the termination of 225 employees primarily in manufacturing, management, sales and administrative support. As of December 31, 2001, all these employees have been terminated.

Details of the Telxon restructuring balances are as follows:

                                                       WORKFORCE       LEASE OBLIGATION
                                                      REDUCTIONS            COSTS         ASSET IMPAIRMENT         TOTAL
                                                     ------------       ---------------    ----------------      -----------
Balance January 1, 2000 ......................         $   --              $   --              $   --              $   --
Amounts recorded in Telxon Acquisition........           30,191              19,550               7,377              57,118
Provision ....................................            2,964                  20               4,571               7,555
Utilization/payments .........................             (734)               (428)             (7,838)             (9,000)
                                                       --------            --------            --------            --------
Balance December 31, 2000 ....................           32,421              19,142               4,110              55,673
Additional provision .........................            5,128                --                   312               5,440
Utilization/payments .........................          (36,915)            (16,690)             (4,150)            (57,755)
                                                       --------            --------            --------            --------
Balance December 31, 2001 ....................              634               2,452                 272               3,358
Utilization/payments .........................             (476)             (1,256)               (272)             (2,004)
                                                       --------            --------            --------            --------
Balance December 31, 2002 ....................         $    158            $  1,196            $   --              $  1,354
                                                       ========            ========            ========            ========

b. Manufacturing Transition

In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East contract manufacturing partners. As a result of these activities, we incurred restructuring charges of $10,282 and $1,366 in the years ended December 31, 2001 and 2002, respectively. These charges relate to workforce reduction and lease termination costs.

The 2001 manufacturing restructuring charge of $10,282, which was recorded as a component of product cost of revenue, related entirely to lease obligation costs on our Bohemia facilities. These costs are not associated with the generation of future revenues and have no future economic benefit.

The 2002 manufacturing restructuring charge of $1,366, of which $1,823 was recorded as a component of operating expenses and $457 was recorded as a reduction of cost of revenue, included workforce reduction costs of $4,843 and the reversal of lease obligation costs of $3,477 resulting from sub-lease arrangement entered into in 2002. The anticipated sub-lease income under these agreements was recorded as a reduction of the restructuring charge recorded in 2002. Workforce reduction charges relate to the termination of approximately 350 employees, primarily manufacturing associates. As of December 31, 2002, all of these employees have been terminated. Details of the manufacturing restructuring balances are as follows:


                                               WORKFORCE REDUCTIONS   LEASE OBLIGATION COSTS           TOTAL
                                               --------------------   ----------------------        ---------
Balance December 31, 2000 ..................        $   --                  $   --                  $   --
Provision ..................................            --                    10,282                  10,282
                                                     -------                --------                --------
Balance December 31, 2001 ..................            --                    10,282                  10,282
Additional provision (reduction) ...........           4,843                  (3,477)                  1,366
Utilization/payments .......................          (4,843)                 (1,211)                 (6,054)
                                                     -------                --------                --------
Balance December 31, 2002 ..................        $   --                  $  5,594                $  5,594
                                                    ========                ========                ========

c. Supplier Relationships

In December 2001, we recorded a $7,959 impairment charge related to supplier relationship management computer software we received from i2 Technologies, Inc. ("i2"). At that time, we decided to utilize another vendor for our enterprise software applications and as such, the supplier relationship software program we purchased from i2 had no future use. This impairment charge included the cost of the software of $4,250, the future software maintenance payments of $2,465 we were contractually obligated to pay plus the cost of inventory of $1,244 which we were contractually obligated to provide. The $1,244 was recorded as a component of product cost of sales, while the remaining $6,715 was recorded as a component of restructuring and impairment charges in the Consolidated Statements of Operations.

A summary of the combined restructuring, impairment and related charges (reductions) incurred in each period are as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                      2002               2001               2000
                                                                   ---------          --------           ---------
Product cost of revenue (Telxon) ...............................   $      -           $  2,543           $  2,794
Product cost of revenue (Manufacturing) ........................     (3,477)            10,282                  -
Product cost of revenue (Manufacturing) ........................       3,020                  -                  -
Product cost of revenue (Suppliers) ............................          -              1,244                  -
Product cost of revenue (Reynosa Manufacturing Plant -
 Note 5)........................................................          -              4,636                  -
                                                                   --------           --------           --------
Total product cost of revenue...................................   $   (457)          $ 18,705           $  2,794
                                                                   ========           ========           ========
Merger integration charges .....................................   $      -           $  9,238           $  6,785
                                                                   ========           ========           ========
i2 impairment...................................................   $      -           $  6,715           $      -
Workforce reductions............................................      1,823              2,897              2,593
Other ..........................................................        767                606              2,168
                                                                   --------           --------           --------
Restructuring and impairment charges............................   $  2,590           $ 10,218           $  4,761
                                                                   ========           ========           ========


13. CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES

At the time of our Telxon acquisition, Telxon had outstanding $82,500 of 5.75 percent convertible subordinated notes (the "5.75 percent notes"), and $24,413 of 7.5 percent convertible subordinated debentures (the "7.5 percent debentures").

During the year ended December 31, 2001, we purchased in the open market $21,861 of Telxon's 5.75 percent notes for $20,665. Borrowings from our line of credit were used to finance the repurchase. During the year ended December 31, 2002, we purchased the remaining $60,639 of the 5.75 percent convertible notes and the remaining $24,413 of the 7.5 percent notes for $60,188 and $24,244, respectively. We obtained such funds from borrowings under our line of credit. In accordance with SFAS No. 145 (see Note 1(t)), the gain on extinguishment of this debt has been included in other income in the Consolidated Statements of Operations.

14. LONG-TERM DEBT

                                                       DECEMBER 31, 2002      DECEMBER 31, 2001
                                                       -----------------      -----------------
Revolving credit facility (a)......................         $ 80,000               $125,439
Senior notes (b)...................................            6,349                 12,698
SAILS exchangeable debt (c) .......................           55,194                 88,559
Other (d) .........................................              752                    373
                                                             142,295                227,069
                                                            --------               --------
Less: Current maturities...........................            6,681                  6,548
                                                            --------               --------
                                                            $135,614               $220,521
                                                            ========               ========

(a) We had a $350,000 unsecured revolving credit facility with a syndicate of U.S. and international banks. These borrowings bear interest at either LIBOR plus 100 basis points (which approximated 2.4 percent and 3.1 percent at December 31, 2002 and 2001, respectively), or the base rate of the syndication agent bank, contingent upon various stipulations by the lender, which approximated 4.25 percent and 4.75 percent at December 31, 2002 and 2001, respectively. Since the proceeds under the Credit Agreement were committed until 2004, we have classified these borrowings as long-term obligations. As of December 31, 2002, we had outstanding borrowings of $80,000 under this facility. This Credit Agreement had certain restrictive covenants. Certain of the covenants were waived in order to complete the Telxon acquisition and such related transactions. As a result of the impact of the restatement (see Note 2), we incurred additional borrowing costs based on recalculated financial tests under our revolving credit facility for the years 1999 through 2002, which have been reflected as interest expense in the appropriate periods.

As a result of the length of time necessary to restate our financial statements (see Note 2) beginning on September 16, 2003, we would have been in violation of one of the covenants of our Credit Agreement that requires the timely filing of financial statements with the SEC. On September 15, 2003, we reached an agreement with the bank group and obtained a waiver to provide us additional time to become current with our periodic filings with the SEC. Under the revised Credit Agreement, the credit facility was reduced from $350,000 to $100,000 and we voluntarily agreed to limit our usage of the credit facility to $50,000 until such time as we became current with our periodic filings. In addition, we pledged our U.S. trade receivables and agreed to retain $75,000 of unencumbered, worldwide cash until that time. In November 2003, this credit facility was replaced with a $30,000 secured credit line which expires in May 2006.

(b) In March 1993, we issued $25,000 of 7.76 percent Series A Senior Notes due February 15, 2003 and $25,000 of 7.76 percent Series B Senior Notes due February 15, 2003 to two insurance companies. The Series A Senior Notes are being repaid in equal annual installments of $2,778 which began in February 1995. The Series B Senior Notes are being repaid in equal annual principal installments of $3,571 which began in February 1997. Interest is payable quarterly for these notes. The remaining balance of the Senior Notes of $6,349 as of December 31, 2002 was fully repaid in February 2003.

(c) In January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition (see Note 6). This debt has a seven-year maturity and bears interest at a cash coupon rate of 3.625 percent. At maturity, the SAILS are exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar arrangement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under our revolving credit facility. The SAILS contain an embedded equity collar, which effectively manages a large portion of our exposure to fluctuations in the fair value of our holdings in Cisco common stock. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS 133. The change in fair value of this derivative between reporting dates is recognized as other income. The derivative has been combined with the debt instrument in long-term debt as there is a legal right of offset and is in accordance with FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." The SAILS liability, net of the derivative asset, represents $55,194 of the total long-term debt balance outstanding at December 31, 2002. We have the option to terminate the SAILS arrangement prior to its scheduled maturity. If we terminate the SAILS arrangement prior to its scheduled maturity by delivering our Cisco common stock our cash payment would not exceed the present value of our future coupon payments at the time of termination. At the present time, we do not anticipate terminating the SAILS arrangement prior to its scheduled maturity date.

(d) We have available $55,000 in uncommitted U.S. dollar and foreign currency lines of credit with several global banks with a range of borrowing rates and varying terms that continue until such time as either party wishes to terminate the agreements. As of December 31, 2002, there were no outstanding borrowings under this agreement. The remaining balances in other long-term debt of $752 and $373 at December 31, 2002 and 2001, respectively, represent capital lease obligations and various other loans maturing through 2007.

Based on the borrowing rates currently available to us for bank loans with similar terms, the fair values of borrowings under the Credit Agreement, senior notes and promissory notes, approximate their carrying values, excluding the embedded derivative as described above.

Our capital lease obligations are included in long-term debt in the Consolidated Balance Sheets. The combined aggregate amount of long-term debt and capital lease maturities for each of the years ending December 31 are as follows:

        2003.........................                 $  6,681
        2004.........................                   80,262
        2005.........................                       97
        2006.........................                       33
        2007.........................                       28
        Thereafter...................                   55,194
                                                      --------
            Total....................                 $142,295
                                                      ========

15. INCOME TAXES

The (benefit from)/provision for income taxes consists of:

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------
                                                       2002                    2001                     2000
                                                    -----------           ------------              -----------
CURRENT:
-------
  Federal...............................            $         -           $    (21,476)             $    39,721
  State and local.......................                      -                      -                    7,871
  Foreign...............................                  6,149                  3,320                    5,303
                                                    -----------           ------------              -----------
                                                          6,149                (18,156)                  52,895
                                                    -----------           ------------              -----------
DEFERRED:
--------
  Federal...............................                (30,327)                12,008                  (89,092)
  State and local.......................                 (3,961)                 7,028                  (16,416)
  Foreign...............................                  3,274                  7,895                     (989)
                                                    -----------           ------------              -----------
                                                        (31,014)                26,931                 (106,497)
                                                    -----------           ------------              -----------
Total (benefit from)/provision for income
    taxes...............................            $   (24,865)          $      8,775              $   (53,602)
                                                    ===========           ============              ===========

A reconciliation between the statutory U.S. Federal income tax rate and our effective tax rate is as follows:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------------
                                                   2002                      2001                      2000
                                          -----------------------   -----------------------  -------------------------
                                           AMOUNT     % OF PRETAX    AMOUNT     % OF PRETAX    AMOUNT     % OF PRETAX
                                          --------      ---------   --------    -----------  ----------   ------------
Statutory U.S. Federal rate
    (benefit)/provision.............      $(28,924)     (35.0)%    $  1,638       35.0%     $  (66,944)    (35.0)%
State taxes, net of federal tax
    effect..........................        (2,574)      (3.1)        4,568       97.6          (5,560)     (2.9)
Tax credits.........................        (4,491)      (5.4)       (5,242)    (111.9)        (14,133)     (7.4)
Amortization of goodwill............             -        -           4,350       92.9           1,285       0.7
Write-off of IP R&D.................             -        -               -          -          30,660      16.1
Exempt income of foreign sales
    corporation.....................             -        -               -          -          (1,668)     (0.9)
Income of foreign subsidiaries
    taxed at higher tax rates.......         1,064        1.3           137        3.0           3,072       1.6
Change in valuation allowance.......         6,166        7.4         1,776       38.0               -         -
Non-deductible compensation.........         2,895        3.5             -          -               -         -
Executive life insurance............           249        0.3           424        9.0             559       0.3
Other non-deductible items..........           580        0.7         1,202       25.6               -         -
Other, net..........................           170        0.2           (78)      (1.7)           (873)     (0.5)
                                          --------      -----      --------       -----     ----------     -----
                                          $(24,865)     (30.1)%    $  8,775      187.5%     $  (53,602)    (28.0)%
                                          ========      =====      ========      =====      ==========     =====


Our effective tax rate will change from year to year based on recurring factors including the geographical mix of income before taxes, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income and the implementation of various global tax strategies, as well as nonrecurring events.

Net tax benefits of $8,600 in 2002, $13,521 in 2001 and $11,520 in 2000 were recorded directly through equity which included net tax benefits related to currency translations, unrealized losses on available for sale securities and certain employee benefit plans.

The components of our deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows:

                                                                                        AT DECEMBER 31
                                                                              -----------------------------------
                                                                                  2002                   2001
                                                                              ------------            -----------
DEFERRED TAX ASSETS:
Receivables........................................................           $     36,989              $  34,855
Inventory..........................................................                 69,331                 93,573
Accrued compensation and associate benefits........................                 22,738                 55,897
Other accrued liabilities..........................................                 55,047                 18,306
Accrued restructuring and severance costs..........................                  2,345                      -
Deferred revenue - current.........................................                 15,821                 41,554
Deferred revenue - long term.......................................                 20,257                    608
Purchased technology and other intangibles.........................                 28,762                 16,515
Property, plant and equipment......................................                      -                  1,053
Cumulative translation adjustments.................................                 12,256                 15,889
Net operating loss carryforwards...................................                144,714                133,148
Tax credit carryforwards...........................................                 79,265                 41,515
Charitable contribution carryforwards..............................                  1,367                    523
Other, net.........................................................                  7,984                 12,488
                                                                              ------------            -----------
Total deferred tax assets..........................................                496,876                465,924
Valuation allowance................................................                (31,436)                (8,098)
                                                                              ------------            -----------
Net deferred tax assets............................................                465,440                457,826
                                                                              ------------            -----------

DEFERRED TAX LIABILITIES:
Investments........................................................                (45,259)               (53,066)
Net investment in sales - type leases..............................                 (7,825)               (10,156)
Accrued restructuring and severance costs..........................                      -                 (5,283)
Deferred patent and product development costs......................                (21,971)               (22,490)
Property, plant and equipment......................................                   (421)                     -
                                                                              ------------            -----------
Total deferred tax liabilities.....................................                (75,476)               (90,995)
                                                                              ------------            -----------
Net deferred income tax assets.....................................           $    389,964            $   366,831
                                                                              ============            ===========

Amounts recognized as deferred tax assets in the Consolidated Balance Sheets consists of:

                                                                                        AT DECEMBER 31
                                                                              ------------------------------------
                                                                                 2002                   2001
                                                                              ------------            ------------
Current............................................................           $    167,364            $   288,402
Non-current........................................................                222,600                 78,429
                                                                              ------------            -----------
Total..............................................................           $    389,964            $   366,831
                                                                              ============            ===========

We had available federal and state and local net operating loss carryforwards of approximately $1,066,245 at December 31, 2002. Such loss carryforwards expire in accordance with provisions of applicable tax law and have remaining lives ranging from one to 20 years. Certain loss carryforwards are likely to expire unused.

We also had available federal and state credit carryforwards of approximately $83,142 at December 31, 2002. Such credits have expiration dates ranging from one to 20 years, and $20,930 of these credits have no expiration date.

The valuation allowance increased by $23,338 and $1,140 during 2002 and 2001, respectively. The increase in 2002 relates mainly to limitations of federal net operating loss carryforwards of acquisitions, foreign tax credits and state and local loss carryforwards that are more likely than not going to expire before we can use them. The increases in 2001 relate to net operating loss carryforwards acquired as part of the Telxon acquisition. Subsequent recognition of a substantial portion of the deferred tax asset relating to such net operating loss carryforwards against which a valuation allowance has been recorded would result in a reduction of goodwill recorded in connection with the Telxon and @POS acquisitions.

16. COMMITMENTS AND CONTINGENCIES

a. Lease Agreements

The combined aggregate amount of required future minimum rental payments under non-cancelable capital and operating leases for each of the years ending December 31 are as follows:

                                                            CAPITAL LEASES    OPERATING LEASES
                                                            --------------    ----------------
2003................................................               $350          $  19,020
2004................................................                246             15,970
2005 ...............................................                 69             14,344
2006................................................                  -             13,075
2007................................................                  -             11,395
Thereafter..........................................                  -             34,194
                                                                   ----           --------
Total minimum payments..............................                665           $107,998
                                                                                  ========
Less amounts representing interest..................                 63
                                                                   ----
Present value of future lease payments..............                602
Less current portion................................                307
                                                                   ----
Long-term capital lease obligation..................               $295
                                                                   ====


Rent expense under operating leases was $17,103, $16,263 and $13,198 for the years ended December 31, 2002, 2001 and 2000, respectively.

b. Employment Contracts

We have executed employment contracts with certain senior executives that vary in length, for which we have a minimum commitment aggregating approximately $12,064 at December 31, 2002. In February 2002, our former President and Chief Executive Officer announced his retirement. In connection therewith, we recorded a pre-tax compensation and related benefits charge of $8,597 in 2002 which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

c. Letters of Credit and Purchase Commitments

At December 31, 2002, we had outstanding letters of credit of $1,179. As of December 31, 2002, we have included in our accrued liabilities $2,227 for purchase commitments for which a loss was recognized.

d. Legal Matters

We are a party to lawsuits in the normal course of business. Litigation in the normal course of business, as well as the lawsuits and investigations described below, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings and government investigations are difficult to predict. Unless otherwise specified, Symbol is currently unable to estimate, with reasonable certainty, the possible loss, or range of loss, if any, for the lawsuits and investigations described herein. An unfavorable resolution to any of the lawsuits or investigations described below could have a material adverse effect on Symbol's business, results of operations or financial condition.

GOVERNMENT INVESTIGATIONS

The Securities and Exchange Commission (the "Commission") has issued a Formal Order Directing Private Investigation and Designating Officers to Take Testimony with respect to certain accounting matters, principally concerning the timing and amount of revenue recognized by Symbol during the period of January 1, 2000 through December 31, 2001 as well as the accounting for certain reserves, restructurings, certain option programs and several categories of cost of revenue and operating expenses. We are cooperating with the Commission, and have produced hundreds of thousands of documents and numerous witnesses in response to the Commission's inquiries. Symbol and approximately ten or more former employees have received so-called "Wells Notices" stating that the Commission Staff in the Northeast Regional Office is considering recommending to the Commission that it authorize civil actions against Symbol and the individuals involved alleging violations of various sections of the federal securities laws and regulations. Pursuant to an action against Symbol, the Commission may seek permanent injunctive relief and appropriate monetary relief, including a fine, from us.

The United States Attorney's Office for the Eastern District of New York (the "Eastern District") has commenced a related investigation. We are cooperating with that investigation, and have produced documents and witnesses in response to the Eastern District's inquiries. The Eastern District could file criminal charges against Symbol and seek to impose a fine and other appropriate relief upon us.

At this time, we have not made any reserves for the imposition of potential fines. However, any criminal and/or civil action or any negotiated resolution may involve, among other things, injunctive and equitable relief, including material fines, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, as a result of the investigations, various governmental entities at the federal, state and municipal levels may conduct a review of our supply arrangements with them to determine whether we should be considered for debarment. If we are debarred, we would be prohibited for a specified period of time from entering into new supply arrangements with such government entities. In addition, after a government entity has debarred Symbol, other government entities are likely to act similarly, subject to applicable law. Governmental entities constitute an important customer group for Symbol, and debarment from governmental supply arrangements at a significant level could have an adverse effect on our business, results of operations and financial condition.

In March 2003, Robert Asti, Symbol's former Vice President--North America Sales & Services--Finance, who left Symbol in March 2001, pleaded guilty to two counts of securities fraud in connection with matters that are the subject of the Eastern District and Commission investigations, as well as our own investigation. These counts included allegations that Mr. Asti acted together with other unnamed high-ranking corporate executives at Symbol to, among other things, manufacture revenue through sham "round-trip" transactions. The Commission also has filed a civil complaint asserting similar allegations against Mr. Asti.

In June 2003, Robert Korkuc, Symbol's former Chief Accounting Officer, who left Symbol in March 2003, pleaded guilty to two counts of securities fraud in connection with matters that are the subject of the Eastern District and Commission investigations, as well as our own investigation. These counts included allegations that Mr. Korkuc acted with others at Symbol in a fraudulent scheme to inflate various measures of Symbol's financial performance. The Commission also has filed a civil complaint asserting similar allegations against Mr. Korkuc.

Symbol is attempting to negotiate a resolution with each of the Commission and the Eastern District to the mutual satisfaction of the parties involved. In either case, an agreement has not yet been reached and there is no guarantee that Symbol will be able to successfully negotiate a resolution.

SECURITIES LITIGATION MATTERS

Pinkowitz v. Symbol Technologies, Inc., et al.

On March 5, 2002, a purported class action lawsuit was filed, entitled Pinkowitz
v. Symbol Technologies, Inc., et al., in the United States District Court for the Eastern District of New York on behalf of purchasers of the common stock of Symbol between October 19, 2000 and February 13, 2002, inclusive, against Symbol, Tomo Razmilovic, Jerome Swartz and Kenneth Jaeggi. The complaint alleged that defendants violated the federal securities laws by issuing materially false and misleading statements throughout the class period that had the effect of artificially inflating the market price of Symbol's securities. Subsequently, a number of additional purported class actions containing substantially similar allegations were also filed against Symbol and certain Symbol officers in the Eastern District of New York.

On September 27, 2002, a consolidated amended complaint was filed in the United States District Court for the Eastern District of New York, consolidating the previously filed purported class actions. The consolidated amended complaint added Harvey P. Mallement, George Bugliarello and Leo A. Guthart (the current members of the Audit Committee of Symbol's Board of Directors) and Brian Burke and Frank Borghese (former employees of Symbol) as additional individual defendants and broadened the scope of the allegations concerning revenue recognition. In addition, the consolidated amended complaint extended the alleged class period to the time between April 26, 2000 and April 18, 2002.

Discovery in the Pinkowitz action has recently commenced. In addition, on October 15, 2003, plaintiffs moved for class certification of the Pinkowitz action. Trial of the Pinkowitz action is scheduled to commence on June 8, 2004. Symbol intends to defend the case vigorously on the merits.

Hoyle v. Symbol Technologies, Inc., et al.
Salerno v. Symbol Technologies, Inc., et al.

On March 21, 2003, a separate purported class action lawsuit was filed, entitled Edward Hoyle v. Symbol Technologies, Inc., Tomo Razmilovic, Kenneth V. Jaeggi, Robert W. Korkuc, Jerome Swartz, Harvey P. Mallement, George Bugliarello, Charles B. Wang, Leo A. Guthart and James H. Simons, in the United States District Court for the Eastern District of New York. On May 7, 2003, a virtually identical purported class action lawsuit was filed against the same defendants by Joseph Salerno.

The Hoyle and Salerno complaints are brought on behalf of a purported class of former shareholders of Telxon Corporation ("Telxon") who obtained Symbol stock in exchange for their Telxon stock pursuant to Symbol's acquisition of Telxon effective as of November 30, 2000. The complaint alleges that the defendants violated the federal securities laws by issuing a Registration Statement and Joint Proxy Statement/Prospectus in connection with the Telxon acquisition that contained materially false and misleading statements that had the effect of artificially inflating the market price of Symbol's securities.

On October 3, 2003, Symbol and the individual defendants moved to dismiss the Hoyle action as barred by the applicable statute of limitations. The Court has not ruled on the motion. Symbol intends to defend the case vigorously on the merits.

In connection with the above pending class actions, Symbol recorded a charge of $70,000 in the fourth quarter of 2002.

Bildstein v. Symbol Technologies, Inc., et. al.

On April 29, 2003, a lawsuit was filed, entitled Bildstein v. Symbol Technologies, Inc., et. al., in the United States District Court for the Eastern District of New York against Symbol and Jerome Swartz, Harvey P. Mallement, Raymond R. Martino, George Bugliarello, Charles B. Wang, Tomo Razmilovic, Leo A. Guthart, James Simons, Saul F. Steinberg and Lowell Freiberg. The plaintiff alleges that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and common and state law, by authorizing the distribution of proxy statements in 2000, 2001 and 2002. Plaintiff seeks the cancellation of all affirmative votes at the annual meetings for 2000, 2001 and 2002, canceling all awards under the option plans, enjoining implementation of the option plans and any awards thereunder and an accounting by the defendants for all damage to Symbol, plus all costs and expenses in connection with the action. Symbol has filed a motion to dismiss that is now fully briefed and pending before the Court. Symbol intends to defend the case vigorously on the merits.

Gold v. Symbol Technologies, Inc., et al.

On December 18, 2003, a purported class action lawsuit was filed, entitled Gold
v. Symbol Technologies, Inc., et al., in the Court of Chancery of the State of Delaware against Symbol and Tomo Razmilovic, Kenneth V. Jaeggi, Dr. Jerome Swartz, Frank Borghese, Brian Burke, Richard M. Feldt, Satya Sharma, Harvey P. Mallement, Raymond R. Martino, George Bugliarello, Dr. Leo A. Guthart, Dr. James
H. Simons, Leonard H. Goldner, Saul P. Steinberg, Lowell C. Freiberg and Charles Wang. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements from January 1, 1998 through December 31, 2002 that had the effect of artificially inflating the market price of Symbol's securities and that they to failed to properly oversee or implement policies, procedures and rules to ensure compliance with federal and state laws requiring the dissemination of accurate financial statements, ultimately caused Symbol to be sued for, and exposed to liability for, violations of the anti-fraud provisions of the federal securities laws, engaged in insider trading in Symbol's common stock, wasted corporate assets and improperly awarded a severance of approximately $13,000 to Mr. Razmilovic.

Plaintiff seeks to recover incentive-based compensation paid to senior members of Symbol's management in reliance on materially inflated financial statements and to impose a trust to recover cash and other valuable assets received by the management defendants and former Symbol board members in the form of proceeds garnered from the sale of Symbol common stock (including option related sales) from at least January 1, 1998 through December 31, 2002.

In re Telxon Corporation Securities Litigation

From December 1998 through March 1999, a total of 27 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of Telxon on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period from May 21, 1996 through February 23, 1999, or various portions thereof, alleging claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to Telxon's financial performance and prospects and an alleged violation of generally accepted accounting principles by improperly recognizing revenues. The named defendants are Telxon, its former president and chief executive officer, Frank E. Brick, and its former senior vice president and chief financial officer, Kenneth W. Haver. The actions were referred to a single judge, consolidated and an amended complaint was filed by lead counsel. The amended complaint alleges that the defendants engaged in a scheme to defraud investors through improper revenue recognition practices and concealment of material adverse conditions in Telxon's business and finances. The amended complaint seeks certification of the identified class, unspecified compensatory and punitive damages, pre- and post-judgment interest, and attorneys' fees and costs.

On November 13, 2003, Telxon and the plaintiff class reached a tentative settlement of all pending shareholder class actions against Telxon. Under the settlement, Telxon anticipates that it will pay $37,000 to the class. As a result of anticipated contributions by Telxon's insurers, Telxon expects that its net payment will be no more than $25,000. Telxon has not settled its lawsuit against its former auditors, PricewaterhouseCoopers LLP ("PwC"), and, as part of the proposed settlement of the class action, Telxon has agreed to pay to the class, under certain circumstances, up to $3,000 of the proceeds of that lawsuit.

The settlement is subject to the negotiation and execution of final settlement documentation, approval by the board of directors, the agreement of Telxon insurers and approval by the Court.

Accordingly, we have recorded a $25,000 pre-tax charge in the Consolidated Statements of Operations for the year ended December 31, 2002 and have reflected as an accrued liability the estimated settlement of $37,000 and have recorded a non-current asset for the insurance proceeds of $12,000 which we expect to receive in the first quarter of 2004.

On February 20, 2001, Telxon filed a motion for leave to file and serve a summons and third-party complaint against third-party defendant PwC in the shareholders' class action complaints. Telxon's third-party complaint against PwC concerns PwC's role in the original issuance and restatements of Telxon's financial statements for its fiscal years 1996, 1997 and 1998 and its interim financial statements for its first and second quarters of fiscal year 1999, which are the subject of the class action litigation against Telxon. Telxon states causes of action against PwC for contribution under federal securities law, as well as state law claims for accountant malpractice, fraud, constructive fraud, fraudulent concealment, fraudulent misrepresentation, negligent misrepresentation, breach of contract and breach of fiduciary duty. With respect to its federal claim against PwC, Telxon seeks contribution from PwC for all sums that Telxon may be required to pay in excess of Telxon's proportionate liability, if any, and attorney fees and costs. With respect to its state law claims against PwC, Telxon seeks compensatory damages, punitive damages, attorney fees and costs, in amounts to be determined at trial.

Fact discovery has been substantially completed. Trial is scheduled to commence sometime in 2004.

Wyser-Pratte Management Co. v. Telxon Corporation, et. al.

On June 11, 2002, Wyser-Pratte Management Co., Inc. ("WPMC") filed a complaint against Telxon and its former top executives alleging violations of Sections 10(b), 18, 14(a) and 20(a) of the Securities and Exchange Act of 1934 (the "Exchange Act"), and alleging additional common law claims. This action is related to the same set of facts as the In re Telxon class action described above. On November 15, 2003, the parties reached an agreement in principle to resolve the litigation under which Telxon would pay WPMC $3,300. The settlement is subject to the negotiation and execution of final settlement documentation, approval by WPMC and the Telxon board of directors, and approval by the Court. Accordingly, we have recorded a $3,300 pre-tax charge in the Consolidated Statements of Operations for the year ended December 31, 2002.

PENDING PATENT AND TRADEMARK LITIGATION

Proxim v. Symbol Technologies, Inc., 3 Com Corporation, Wayport Incorporated and SMC Networks Incorporated

In March 2001, Proxim Incorporated ("Proxim") sued Symbol, 3 Com Corporation, Wayport Incorporated and SMC Networks Incorporated in the United States District Court in the District of Delaware for allegedly infringing three patents owned by Proxim (the "Proxim v. 3Com et al. Action"). Proxim also filed a similar lawsuit in March 2001 in the United States District Court in the District of Massachusetts against Cisco Systems, Incorporated and Intersil Corporation. The complaint against Symbol sought, among other relief, unspecified damages for patent infringement, treble damages for willful infringement and a permanent injunction against Symbol from infringing these three patents.

Symbol answered and filed counterclaims against Proxim, asserting that Proxim's RF product offerings infringe four of our patents relating to wireless LAN technology.

On December 4, 2001, we filed a complaint against Proxim in the United States District Court in the District of Delaware (the "Symbol v. Proxim Action") asserting infringement of the same four patents that were asserted in our counterclaim against Proxim in the Proxim v. 3Com et al. Action prior to the severance of this counterclaim by the Court. On December 18, 2001, Proxim filed an answer and counterclaims in the Symbol v. Proxim Action, seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four patents asserted by Symbol, injunctive and monetary relief for our alleged infringement of one additional Proxim patent (the "'634 Patent") involving wireless LAN technology, monetary relief for our alleged false patent marking, and injunctive and monetary relief for our alleged unfair competition under the Lanham Act, common law unfair competition and tortious interference.

On March 17, 2003, Intersil and Proxim announced that a settlement between the companies had been reached, whereby Proxim agreed, inter alia, to dismiss with prejudice all of Proxim's claims in the Proxim v. 3Com et al. Action (the "Proxim/Intersil Agreement"). Proxim also agreed in the Proxim/Intersil Agreement to release us from past and future liability for alleged infringement of the '634 Patent in the Symbol v. Proxim Action, with respect to any of our products that incorporate Intersil's wireless radio chipsets. On April 5, 2003, the Court signed that Stipulation and Order of Dismissal, dismissing all of Proxim's claims in that action with prejudice. On July 30, 2003, among other rulings, the Court dismissed Proxim's unfair competition claim.

Trial on the Symbol patents began on September 8, 2003. On September 12, 2003, the jury returned a verdict finding that two of the three asserted patents (the '183 and '441 Patents) had been infringed by Proxim. Proxim dropped its claims of invalidity as to all three Symbol patents, and consented to judgment against Proxim on those invalidity claims. The jury awarded us 6% royalties on Proxim's past sales of infringing products, which include Proxim's OpenAir, 802.11 and 802.11b products. Based on Proxim's sales of infringing products from 1995 to the present, we estimate that damages for past infringement by Proxim amount to approximately $23,000, before interest. In addition, Proxim continues to sell the infringing products, and we expect that future sales would be subject to a 6% royalty as well. A one day bench trial on Proxim's remaining equitable defenses took place on November 24, 2003. The Court has not ruled on these defenses.

Trial on the Proxim patent began on September 15, 2003. On September 29, 2003, the jury returned a verdict, finding the patent valid but not infringed by Symbol.

Symbol Technologies, Inc. v. Hand Held Products, Inc. and HHP-NC, Inc.

On January 21, 2003, we filed a complaint against Hand Held Products, Inc. and HHP-NC, Inc. (collectively, "HHP") for patent infringement and declaratory judgment. We alleged that HHP infringes 12 of our patents, that 36 of HHP's patents are not infringed by us, that the HHP patents are otherwise invalid or unenforceable, and that the court has jurisdiction to hear the declaratory judgment action. We requested that the court enjoin HHP from further infringement, declare that our products do not infringe HHP's patents, and award us costs and damages.

On March 12, 2003, HHP filed a Motion to Dismiss, which was denied on November 14, 2003. With respect to our claim for a declaratory judgment that 36 of HHP's patents are not infringed by us, or that they are otherwise invalid or unenforceable, the Court denied HHP's motion to dismiss with respect to 10 of the patents, granted HHP's motion to dismiss with respect to 25 of the patents based on lack of subject matter jurisdiction, and granted HHP's motion to dismiss as to one HHP patent based on HHP's representation to the Court that the patent had been dedicated to the public and that HHP would not assert it against us. Pursuant to a stipulation between the parties, we have dismissed without prejudice our claim that HHP infringes 5 of the 12 Symbol patents and our action seeking a declaratory judgment with respect to the 10 HHP patents that remained in the case. We expect discovery to commence in 2004.

Symbol Technologies, Inc. v. Metrologic Instruments, Inc.

Symbol and Metrologic Instruments, Inc. ("Metrologic") entered into a cross-licensing agreement executed on December 16, 1996 and effective as of January 1, 1996 (the "Metrologic Agreement").

On April 12, 2002, we filed a complaint in the United States District Court in the Eastern District of New York against Metrologic, alleging a material breach of the Metrologic Agreement. We moved for summary judgment seeking a ruling on the issues, inter alia, that Metrologic had breached the Metrologic Agreement and that we had the right to terminate Metrologic's rights under the Metrologic Agreement. The Court denied the summary judgment motion on March 31, 2003, and held that the issues were subject to resolution by arbitration. We have appealed the Court's decision. On December 23, 2003, the Court of Appeals dismissed the appeal for lack of appellate jurisdiction because the District Court judgment was not final. We may seek reconsideration of the Court of Appeals decision.

In the interim, we are proceeding with the arbitration. Metrologic had filed a Demand for Arbitration in 2002 that was stayed pending the decisions by the Court. On June 26, 2003, we filed an Amended Answer and Counterclaims to Metrologic's Demand for Arbitration, asserting that (a) Metrologic's accused products are royalty bearing products, as defined under the Metrologic Agreement, and (b) in the alternative, those products infringe upon one or more of our patents. Metrologic replied to our counterclaims on July 31, 2003, denying infringement and asserting that the arbitrator was without jurisdiction to hear our counterclaims. Pursuant to the decision made by the arbitration panel, an arbitrator is now in place to hear the arbitration. On December 22, 2003, Metrologic withdrew its Demand for Arbitration; however, our counterclaims are still being heard.

In a separate matter relating to the Metrologic Agreement, we filed a demand for an arbitration against Metrologic seeking a determination that certain of our new bar code scanning products are not covered by Metrologic patents licensed to us under the Metrologic Agreement. We do not believe that the products infringe any Metrologic patents, but in the event there were a ruling to the contrary, our liability would be limited to the previously negotiated royalty rate. On June 6, 2003, the arbitrator ruled that whether we must pay royalties depends on whether our products are covered by one or more claims of Metrologic's patents, and that this issue must be litigated in court, not by arbitration. The arbitrator further ruled that we could not have materially breached the Metrologic Agreement, since the threshold infringement issue has not yet been determined. On June 19, 2003, after the arbitrator ruled that Metrologic's infringement allegations must be adjudicated in court, Metrologic filed a complaint against us in the District Court for the District of New Jersey, alleging patent infringement and breach of contract, and seeking monetary damages and termination of the Metrologic Agreement. On July 30, 2003, Symbol answered the complaint and asserted counterclaims for declaratory judgments of invalidity and noninfringement of Metrologic's patents and for non-breach of the Agreement. Discovery is proceeding. Symbol intends to defend the case vigorously on the merits.

Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnership

On July 21, 1999, we and six other members of the Automatic Identification and Data Capture industry ("Auto ID Companies") jointly initiated a lawsuit against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit, which is entitled Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnership, was commenced in the U.S. District Court, District of Nevada in Reno, Nevada but was subsequently transferred to the Court in Las Vegas, Nevada. In the litigation, the Auto ID Companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed.

The Lemelson Partnership has contacted many of the Auto ID Companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. Symbol and the other Auto ID Companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from Symbol and the other Auto ID Companies, individually and/or collectively with other equipment suppliers. Symbol believes, and its understanding is that the other Auto ID Companies believe, that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against their customers with respect to bar code equipment are invalid, unenforceable and not infringed.

A 27-day non-jury trial was held before the Court beginning on November 18, 2002, and concluding on January 17, 2003. Post-trial briefing was completed in late June 2003 and the parties are awaiting a decision to be rendered by the Court.

OTHER LITIGATION

Telxon v. Smart Media of Delaware, Inc. ("SMI")

On December 1, 1998, Telxon filed suit against SMI in the Court of Common Pleas for Summit County, Ohio in a case seeking declaratory judgment that, contrary to SMI's position, Telxon did not contract to develop SMI's products or to fund SMI, and that it did not fraudulently induce SMI to refrain from engaging in business with others or interfere with SMI's business relations. On March 12, 1999, SMI filed its Answer and Counterclaim denying Telxon's allegations and alleging claims against Telxon for negligent misrepresentation, estoppel, tortious interference with business relationship and intentional misrepresentation and seeking approximately $10,000 in compensatory damages, punitive damages, fees and costs.

On September 17, 2003, a jury awarded approximately $218,000 in damages against Telxon. This sum included an award of approximately $6,000 to an individual. On September 24, 2003, the individual and SMI moved to add Symbol as a substitute or counterclaim defendant. That motion has subsequently been withdrawn by SMI although it is still being pursued by the individual. The motion has been fully briefed and Symbol is awaiting a decision. There can be no assurance that SMI will not renew this motion at a later date. On October 7, 2003, Telxon made a motion to impound and secure the trial record of certain exhibits, and on October 8, 2003, Telxon made motions for judgment in its favor notwithstanding the jury's verdicts, and for a new trial. In the event this relief is not granted, Telxon requested that the amount of the jury's verdicts be reduced. Also, Telxon requested that the execution of any judgment against Telxon entered by the Court be stayed without the posting of a bond, or in the alternative, that a bond be set at a maximum of $3,700. In support of its motions, Telxon argued that the jury's verdicts were based upon inadmissible evidence being improperly provided to the jury during its deliberations; that the absence of liability on the part of Telxon was conclusively established by the documents in evidence; and that the amounts awarded to SMI were based on legally irrelevant projections, and are wildly speculative, particularly given that SMI never had any revenue or profits. In addition, Telxon argued that the jury verdicts incorrectly awarded damages more than once for the same alleged injury by adding together two separate awards for lost profits, and by improperly combining different measures of damages. The court has not ruled on any post-trial motions.

There can be no assurance that Symbol will not be found to be ultimately liable for the damage awards.

Barcode Systems, Inc. ("BSI") v. Symbol Technologies Canada, Inc., et al.

On March 19, 2003, BSI filed an amended statement of claim in the Court of Queen's Bench in Winnipeg, Canada, naming Symbol Technologies Canada, Inc. and Symbol as defendants. BSI alleges that Symbol deliberately, maliciously and willfully breached its agreement with BSI under which BSI purported to have the right to sell Symbol product in western Canada and to supply Symbol's support operations for western Canada. BSI has claimed damages in an unspecified amount, punitive damages and special damages.

Symbol denies BSI's allegations and claims that it properly terminated any agreements between BSI and Symbol. Additionally, Symbol filed a counterclaim against BSI alleging trademark infringement, depreciation of the value of the goodwill attached to Symbol's trademark and damages in the sum of Canadian $1,281, representing the unpaid balance of product sold by Symbol to BSI.

On October 30, 2003, BSI filed an Application For Leave with the Canadian Competition Tribunal ("Tribunal"). BSI is seeking an Order from the Tribunal that would require Symbol to accept BSI as a customer on the "usual trade terms" as they existed prior to the termination of their agreement in April 2003. The Tribunal has not yet granted leave for BSI to proceed with its claim against Symbol.

On November 17, 2003, BSI filed an additional lawsuit in British Columbia, Canada against Symbol and a number of its distributors alleging that Symbol refused to sell products to BSI, conspired with the other defendants to do the same and used confidential information to interfere with BSI's business. Symbol considers these claims to be meritless and intends to defend against these claims vigorously.

Lic. Olegario Cavazos Cantu, on behalf of Maria Leonor Cepeda Zapata vs. Symbol de Mexico, Sociedad de R.L. de C.V.

Lic. Olegario Cavazos Cantu, on behalf of Maria Leonor Cepeda Zapata ("Plaintiff"), filed a lawsuit against Symbol de Mexico, Sociedad de R.L. de C.V. ("Symbol Mexico") on or about October 21, 2003 for purposes of exercising an action to reclaim property on which Symbol's Reynosa facility is located. Such lawsuit was filed before the First Civil Judge of First Instance, 5th Judicial District, in Reynosa, Tamaulipas, Mexico. Additionally, the First Civil Judge ordered the recording of a lis pendens with respect to this litigation before the Public Register of Property in Cd. Victoria, Tamaulipas. As of November 13, 2003, such lis pendens was still pending recordation.

Plaintiff alleges that she is the legal owner of a tract of land of one hundred
(100) hectares in area, located within the area comprising the Rancho La Alameda, Municipality of Reynosa, Tamaulipas, within the Bajo Rio San Juan, Tamaulipas, irrigation district. Allegedly, such land was caused to be part of the Parque Industrial Del Norte in Reynosa, Tamaulipas. Plaintiff further alleges that Symbol Mexico, without any claim of right and without Plaintiff's consent entered upon the tract of land, occupied such, and refused to return to Plaintiff the portion of land and all improvements and accessions thereto occupied by Symbol Mexico. Plaintiff is asking the court to order Symbol Mexico to physically and legally deliver to the Plaintiff the portion of land occupied by Symbol Mexico.

Symbol Mexico acquired title to the lots in the Parque Industrial Reynosa from Edificadora Jarachina, S.A. de C.V. pursuant to a deed instrument. An Owner's Policy of Title Insurance was issued by Stewart Title Guaranty Company in connection with the above-mentioned transaction in the amount of $13,400. A Notice of Claim and Request for Defense of Litigation was duly delivered on behalf of Symbol to Stewart Title Guaranty Company on November 4, 2003. Symbol intends to defend against this claim vigorously.

17. STOCKHOLDERS' EQUITY

On February 26, 2001, our Board of Directors declared a three-for-two stock split effective April 16, 2001 to shareholders of record on March 26, 2001. On February 14, 2000, our Board of Directors declared a three-for-two stock split effective April 5, 2000 to shareholders of record on March 13, 2000. All share and per share data for all periods presented have been restated to reflect the stock splits.

a. Stock Option Plan

There are a total of 50,779,812 shares of common stock reserved for issuance under our stock option plans at December 31, 2002. Stock options granted to date generally vest over a one-to-five year period, expire after 10 years and have exercise prices equal to the market value of our common stock at the date of grant. A summary of changes in the stock option plans is as follows:

                                                                                SHARES UNDER OPTION
                                                                                                           WEIGHTED
                                                                OPTION PRICE             SHARES            AVERAGE
                                                                  PER SHARE          (IN THOUSANDS)     EXERCISE PRICE
                                                              -----------------      --------------     --------------
Shares under option at January 1, 2000...............          $ 1.19 to $25.22            37,681          $ 8.15
Granted..............................................          $20.75 to $41.22             4,155          $31.59
Granted to replace Telxon options....................          $10.63 to $39.50             2,610          $17.99
Exercised............................................          $ 1.45 to $14.67            (5,022)         $ 5.34
Cancelled............................................          $ 3.46 to $35.83              (983)         $16.02

Shares under option at December 31, 2000.............          $ 1.19 to $41.22            38,441          $11.57
Granted..............................................          $12.55 to $27.97             5,436          $26.93
Exercised............................................          $ 1.19 to $33.75            (6,022)         $ 6.42
Cancelled............................................          $ 1.45 to $39.50            (1,548)         $20.72

Shares under option at December 31, 2001.............          $ 1.58 to $41.22            36,307          $14.33
Granted..............................................          $ 7.40 to $ 9.62             8,674          $ 8.69
Exercised............................................          $ 1.58 to $11.02            (3,150)         $ 6.06
Cancelled............................................          $ 2.44 to $37.11            (3,655)         $23.82
                                                                                           ------         -------
Shares under option at December 31, 2002.............          $ 1.58 to $41.22            38,176          $12.82
                                                                                           ======          ======
Shares exercisable at December 31, 2002..............          $ 1.58 to $41.22            21,249          $10.23
                                                                                           ======          ======
Shares exercisable at December 31, 2001..............          $ 1.58 to $33.75            20,516          $ 8.31
                                                                                           ======          ======
Shares exercisable at December 31, 2000..............          $ 1.19 to $39.50            20,539          $ 7.03
                                                                                           ======          ======


The following table summarizes information concerning outstanding and exercisable options as of December 31, 2002:

                                NUMBER          REMAINING                            NUMBER
                           OUTSTANDING (IN        LIFE        WEIGHTED AVERAGE     EXERCISABLE      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES      THOUSANDS)         (YEARS)       EXERCISE PRICE     (IN THOUSANDS)     EXERCISE PRICE
------------------------  ----------------     ----------     ----------------    -------------     -----------------
   $ 1.58 - $ 2.37                113              0.3            $ 1.72                 113             $ 1.72
   $ 2.38 - $ 3.55              1,533              1.9            $ 3.35               1,533             $ 3.35
   $ 3.56 - $ 5.33              3,103              2.8            $ 4.63               3,103             $ 4.63
   $ 5.34 - $ 8.00              9,603              4.4            $ 6.73               8,623              $ 6.67
   $ 8.01 - $12.00              9,927              8.6            $ 8.90               1,595             $ 9.48
   $12.01 - $18.00              6,604              5.8            $16.07               4,174             $15.79
   $18.01 - $27.00              1,703              6.5            $24.86                 930             $24.14
   $27.01 - $40.50              5,532              7.5            $30.02               1,163             $31.07
   $40.51 - $41.22                 58              7.1            $41.22                  15             $41.22
                               ------                                                 ------
                               38,176                                                 21,249
                               ======                                                 ======

At December 31, 2002, an aggregate of 12,603 shares remain available for grant under the stock option plans. The tax benefits arising from stock option exercises during the years ended December 31, 2002, 2001, and 2000 in the amount of $139, $20,454, and $21,446, respectively, were recorded in stockholders' equity as additional paid-in capital.

As an accommodation to certain stock option plan participants (including certain officers and directors), an informal practice began in or around the early 1990's, whereby certain officers and directors were afforded a look-back period (no more than 30 days) for purposes of determining the market price to be used in connection with the specific exercise. In addition, these individuals were given an extended period of time in which to pay for their option exercises. These practices were contrary to the terms of the relevant option plans.

As this practice allowed certain participants to choose exercise dates outside of the approved plan terms and also allowed these participants to extend the period of time in which to pay for their option exercise, the price of the option at grant date was not fixed and determinable. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," our financial statements reflect as compensation expense the change in market price of the common stock underlying these options granted to plan participants that could have participated in this practice from the date of grant until the options either expired or were exercised.

Effective July 30, 2002, this practice of options exercise ended resulting in ceasing the accounting for such options under variable plan accounting.

b. Outside Directors' Options and Stock Purchase Warrants

All options and stock purchase warrants issued to outside directors vest over a one-to-four year period, expire after 10 years and have exercise prices equal to the market value of our common stock at the date of grant. A summary of changes in the outside directors' options and stock purchase warrants is as follows:


                                                                        NUMBER OF SHARES (IN      WEIGHTED AVERAGE
                                             OPTION PRICE PER SHARE          THOUSANDS)            EXERCISE PRICE
                                             ----------------------     --------------------       --------------
Shares under option
at January 1, 2000..................            $ 3.33 to $25.22                 828                    $ 9.13
    Granted.........................            $32.00 to $35.83                 750                    $35.45
    Exercised.......................            $ 3.33 to $15.80                (145)                   $ 7.91
    Cancelled.......................            $ 7.37 to $35.83                (335)                   $27.99

Shares under option
at December 31, 2000 ...............            $ 3.33 to $35.83               1,098                    $21.52
    Granted.........................               -        -                      -                      -
    Exercised.......................               -        -                      -                      -
    Cancelled.......................               -        -                      -                      -

Shares under option
at December 31, 2001 ...............            $ 3.33 to $35.83               1,098                    $21.52
    Granted.........................                 $ 8.17                      100                    $ 8.17
    Exercised.......................            $ 3.33 to $ 7.37                (177)                   $ 5.16
    Cancelled.......................            $ 9.83 to $35.83                (163)                   $29.31

Shares under option
at December 31, 2002 ...............            $ 3.33 to $35.83                 858                    $21.87
                                                                              ========                 ========

Shares exercisable
at December 31, 2002 ...............            $ 3.33 to $35.83                 534                    $19.50
                                                                              ========                 ========

Shares exercisable
at December 31, 2001 ...............            $ 3.33 to $35.83                 615                    $14.06
                                                                              ========                 ========

Shares exercisable
at December 31, 2000................            $ 3.33 to $25.22                 397                    $ 7.21
                                                                              ========                 ========

The following table indicates the number of common shares issuable upon exercise and the exercise price per share of all outstanding outside directors' options and stock purchase warrants as of December 31, 2002:


                                 NUMBER OF SHARES ISSUABLE                                   SHARES EXERCISABLE AT
                                       UPON EXERCISE                                           DECEMBER 31, 2002
        EXERCISABLE TO                (IN THOUSANDS)          EXERCISE PRICE PER SHARE          (IN THOUSANDS)
        --------------           --------------------------   ------------------------       ---------------------
           2004                            19                         $ 3.33                          19
           2005                            38                         $ 4.43                          38
           2006                            38                         $ 6.19                          38
           2007                            25                         $ 6.52                          25
           2008                           118                    $  7.37 to $  9.83                  118
           2009                           107                     $15.80 to $25.22                    90
           2010                           413                     $32.00 to $35.83                   206
           2012                           100                         $ 8.17                           -
                                          ---                                                        ---
                                          858                                                        534
                                          ===                                                        ===


c. Employee Stock Purchase Plan

Under our employee stock purchase plan, participants may purchase shares of stock for an amount equal to 85 percent of the lesser of the closing price of a share of stock on the first trading day of the period or the last trading day of the period.

The stock sold to plan participants shall be authorized but unissued common stock, treasury shares or shares purchased in the open market. The aggregate number of shares which may be issued pursuant to the plan is 4,898.4. As of December 31, 2002, 2,116.7 shares were issued to participants and subsequent to December 31, 2002, 360.1 shares were issued to participants, all of which were purchased in the open market.


d. Stockholder Rights Plan

In August 2001, our Board of Directors adopted a stockholder rights plan. In connection with the adoption of the rights plan, the Board designated and reserved 500 shares of Series A Junior Participating preferred stock and has declared a dividend of one preferred stock purchase right (the "rights") for each share of our common stock outstanding on September 14, 2001. The rights will continue to be represented by, and trade with, our common stock certificates unless the rights become exercisable. The rights become exercisable (with certain exceptions) only in the event that any person or group acquires beneficial ownership of, or announces a tender or exchange offer for, 15 percent or more of the outstanding shares of our common stock. The rights will expire on August 13, 2011, unless earlier redeemed, exchanged or terminated in accordance with the rights plan.


e. Treasury Stock

Treasury stock is comprised of 20,676 shares purchased in open market transactions pursuant to programs authorized by the Board of Directors for a total cost of $146,127. Approximately 450 of these shares were purchased during the year ended December 31, 2002 for a cost of $3,631.

Additionally, in accordance with the provisions in our stock option plans, executive officers are permitted to tender shares to us (with certain restrictions) to pay option prices and taxes in connection with stock option exercises. Treasury stock is comprised of 12,945 shares of common stock for a total cost of $150,091 related to this program. During the year ended December 31, 2002, executive officers exercised options for the purchase of 1,745 shares of common stock for which approximately 1,084 shares were tendered to us in satisfaction of $16,436 of the exercise price. The surrender of these shares to us by executive officers resulted in such officers acquiring approximately 661 additional shares of common stock pursuant to the aforementioned exercises.

Additionally, in connection with our employee stock purchase plan ("ESPP"), we periodically purchase shares in the open market to be re-issued to participants in the plan. Until such time as these shares are issued, they are accounted for as treasury stock. At December 31, 2002, treasury stock included approximately 270 shares of common stock for a total cost of $2,113 that were acquired for reissuance in connection with the ESPP.

During the year ended December 31, 2000, 7,529 shares of treasury shares with a book value of $57,776 were reissued in two private placement offerings for proceeds of $200,587.

In addition, in 2002, we re-issued 400 shares of treasury stock with a cost of $3,656 to our new President and Chief Operating Officer. Such shares had a market value of $2,992 at the date of issuance. If he remains our employee, this officer is restricted from selling or transferring these shares for a period of two years from the date of issuance.


18.      ASSOCIATE BENEFIT PLANS

a. Profit Sharing Retirement Plan

We maintain a 401(k) profit sharing retirement plan for all U.S. associates meeting certain service requirements. We contribute monthly 50 percent of up to 6 percent of associates' contributions, up to the maximum amount allowed by law. Plan expense for the years ended December 31, 2002, 2001 and 2000 was $8,155, $8,220 and $8,878, respectively.


b. Health Benefits

We pay a portion of costs incurred in connection with providing associate and dependant health benefits through programs administered by various insurance companies. Such costs amounted to $19,381, $23,076 and $16,683 for the years ended December 31, 2002, 2001 and 2000, respectively.


c. Executive Retirement Plan

We maintain an Executive Retirement Plan (the "Plan") in which certain highly compensated associates are eligible to participate. Participants are selected by a committee of the Board of Directors. Benefits vest after five years of service and are based on a percentage of average compensation (base salary plus bonus) for the three highest fiscal years in the five-year period immediately preceding termination of the participant's full-time employment. As of December 31, 2002, 14 officers were participants in the Plan. Our obligations under the Plan are not funded.

                                                                           YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                    2002             2001            2000
                                                                    ----             ----            ----
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year....................    $     16,422      $   17,483     $    13,730
Service cost...............................................             881             865           1,086
Interest cost..............................................           1,205           1,233             885
Amendments.................................................           1,571               -               -
Actuarial loss (gain)......................................             314          (1,762)          3,359
Settlements................................................               -          (1,343)         (1,523)
Benefits paid..............................................            (127)            (54)            (54)
                                                               ------------     -----------     -----------
Benefit obligation at end of year..........................    $     20,266     $    16,422     $    17,483
                                                               ============     ===========     ===========

FUNDED STATUS:
Funded status at end of year...............................    $    (20,266)    $   (16,422)    $   (17,483)
Unrecognized actuarial loss................................           3,966           3,881           5,981
Unrecognized prior service cost............................           1,926             447             538
                                                               ------------     -----------     -----------
Net amount recognized......................................    $    (14,374)    $   (12,094)    $   (10,964)
                                                               ============     ===========     ===========


                                                                      AS OF DECEMBER 31,
                                                                    ---------------------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:              2002             2001
                                                                    ----             ----
Accrued benefit liability..................................    $   (16,035)     $   (12,299)
Intangible asset...........................................          1,661              205
                                                               -----------      -----------
Net amount recognized......................................    $   (14,374)     $   (12,094)
                                                               ===========      ===========

                                                                           YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST:                            2002             2001            2000
                                                                    ----             ----            ----
Service cost...............................................    $        881     $       865     $     1,086
Interest cost..............................................           1,205           1,233             885
Amortization of unrecognized prior service cost............              92              92              92
Recognized net actuarial loss..............................             229             337              97
                                                               ------------     -----------     -----------
Net periodic benefit cost..................................    $      2,407     $     2,527     $     2,160
                                                               ============     ===========     ===========


The plan had $16,035 and $12,299 of vested benefit obligations as of December 31, 2002 and 2001, respectively, which are included in other liabilities. The projected benefit obligation at December 31, 2002, 2001 and 2000 was determined using an assumed weighted average discount rate of 6.75 percent, 7.5 percent and
8.0 percent, respectively, and an assumed increase in the long-term rate of compensation of 4.5 percent, 5 percent and 6 percent for December 31, 2002, 2001 and 2000, respectively.


19. LOSS PER SHARE

The weighted average number of shares used for computing basic loss per share for the years ended December 31, 2002, 2001 and 2000 was 229,593, 227,173 and 206,347, respectively. The effect of approximately 40,037.8, 41,806.4 and 27,952.5 of potentially dilutive common shares for outstanding stock options, warrants and convertible subordinated notes and debentures were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.


20. BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREAS

Our business consists of the design, manufacture and marketing of scanner integrated mobile and wireless information management systems, and the servicing of, customer support for and professional services related to these systems. These service activities are coordinated under one global services organization. As a result, our activities are conducted in two reportable segments, Products and Services.

The Products segment sells bar code data capture equipment, mobile computing devices, wireless communication equipment and other peripheral products and receives royalties. The Services segment provides wireless communication solutions that connect our bar code reading equipment and mobile computing devices to wireless networks. This segment also provides worldwide comprehensive repair and maintenance integration and support in the form of service contracts or repairs on an as-needed basis. We use many factors to measure performance and allocate resources to these two reportable segments. The primary measurements are sales and standard costs. The accounting policies of the two reportable segments are essentially the same as those used to prepare our Consolidated Financial Statements. We rely on our internal management system to provide us with necessary sales and standard cost data by reportable segment and we make financial decisions and allocate resources based on the information we receive from this management system. We do not allocate manufacturing variances, research and development, sales and marketing, or general and administrative expenses to these segments, nor to our geographic regions, as we do not use that information to make key operating decisions and do not believe that allocating these expenses is significant in evaluating performance.

Our internal structure is in the form of a matrix organization whereby certain managers are held responsible for products and services worldwide while other managers are responsible for specific geographic areas. The operating results of both components are reviewed on a regular basis.

We operate in three main geographic regions: The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Sales are allocated to each region based upon the location of the use of the products and services. Non - U.S. sales for each of the years ended December 31, 2002, 2001 and 2000 were $542,886, $543,083 and $437,424, respectively.

Indentifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally temporary investments and goodwill.

Summarized financial information concerning our reportable segments and geographic regions is shown in the following table.

                                                                 FOR YEAR ENDED DECEMBER 31,
                           ---------------------------------   --------------------------------  --------------------------------
                                          2002                               2001                              2000
                           ---------------------------------   --------------------------------  --------------------------------
                            PRODUCTS    SERVICES     TOTAL      PRODUCTS   SERVICES     TOTAL     PRODUCTS   SERVICES    TOTAL
                           ----------   --------  ----------   ----------  --------  ----------  ----------  --------  ----------
REVENUES:
The Americas (a)........   $  728,294   $205,876  $  934,170   $  818,091  $195,527  $1,013,618  $  687,372  $138,735  $  826,107
EMEA....................      300,130     82,716     382,846      313,299    77,553     390,852     246,691    63,583     310,274
Asia Pacific............       74,646      9,955      84,601       74,786     8,200                  71,724     5,158      76,882
                           ----------   --------  ----------   ----------  --------  ----------  ----------  --------  ----------
Total net sales.........   $1,103,070   $298,547  $1,401,617   $1,206,176  $281,280  $1,487,456  $1,005,787  $207,476  $1,213,263
                           ==========   ========  ==========   ==========  ========  ==========  ==========  ========  ==========

STANDARD GROSS PROFIT:
The Americas............   $  348,783   $ 74,177  $  422,960   $  408,840  $ 76,766  $  485,606  $  340,386  $ 43,382  $  383,768
EMEA....................      147,671     19,381     167,052      148,586    15,923     164,509     107,552    15,471     123,023
Asia Pacific............       37,957      4,395      42,352       38,080     3,597                  34,768     1,690      36,458
                           ----------   --------  ----------   ----------  --------  ----------  ----------  --------  ----------
Total gross profit at
    standard............   $  534,411   $ 97,953     632,364   $  595,506  $ 96,286     691,792  $  482,706  $ 60,543     543,249
                           ==========   ========               ==========  ========              ==========  ========

Manufacturing
 variances and other
 related costs..........                             144,712                            250,412                           150,844
                                                  ----------                         ----------                        ----------
Total gross profit......                          $  487,652                         $  441,380                        $  392,405
                                                  ==========                         ==========                        ==========


                                                     AS OF                             AS OF                              AS OF
                                                   DECEMBER                           DECEMBER                          DECEMBER
                                                   31, 2002                           31, 2001                          31, 2000
                                                  ----------                         ----------                        ----------
IDENTIFIABLE ASSETS:
The Americas............                          $  900,563                         $1,030,661                        $1,266,927
EMEA....................                             280,538                            305,660                           285,933
Asia Pacific............                              34,652                                                               70,548

Corporate
 (principally intangible
 assets and
 investments)...........                             356,442                            331,030                           385,633
                                                  ----------                         ----------                        ----------
      Total.............                          $1,572,195                         $1,705,371                        $2,009,041
                                                  ==========                         ==========                        ==========

(a) Included in The Americas are revenues of approximately $75,439, $69,245 and $50,268 from non-U.S. countries, mainly Canada, Brazil and Mexico, for the years ended December 31, 2002, 2001 and 2000, respectively.

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth unaudited quarterly financial information for the years ended December 31, 2002 and 2001.

As discussed in Note 2, the unaudited quarterly information for the first three quarters of the year ended December 31, 2002 and the four quarters of the year ended December 31, 2001 have been restated. A comparison of previously reported and restated unaudited quarterly financial information is presented within the tables below:

                                             MARCH 31                   JUNE 30             SEPTEMBER 30      DECEMBER 31
                                     -----------------------  ------------------------ ---------------------- -----------
                                         AS                       AS                       AS
                                     PREVIOUSLY               PREVIOUSLY               PREVIOUSLY
                                      REPORTED   AS RESTATED   REPORTED    AS RESTATED  REPORTED  AS RESTATED
                                     ----------  -----------  ----------   ----------- ---------- -----------
YEAR ENDED DECEMBER 31, 2002:
Revenue ............................  $301,312    $317,644    $315,849    $329,087     $339,510    $382,028    $372,858
Cost of revenue.....................   195,968     238,774     198,881     230,735      211,671     221,565     222,891
Gross profit........................   105,344      78,870     116,968      98,352      127,839     160,463     149,967
Stock based compensation
  (recovery)/expense under variable
  plan accounting...................         -     (51,302)          -     (27,648)           -       8,818       2,048
Loss provision for legal settlements         -           -           -           -            -           -      98,300
Other operating expenses............    98,651     118,462     146,868     111,330      105,578     113,410     145,961
Earnings/(loss) from
  operations........................     6,693      11,710     (29,900)     14,670       22,261      38,235     (96,342)
Net earnings/(loss).................     1,752       5,354     (22,745)    (26,017)      13,056      31,555     (68,667)
NET EARNINGS/(LOSS) PER
  COMMON SHARE:
Basic...............................  $   0.01    $   0.02    $  (0.10)   $  (0.11)    $   0.06    $   0.14    $  (0.30)
Diluted.............................  $   0.01    $   0.02    $  (0.10)   $  (0.11)    $   0.06    $   0.14    $  (0.30)


                                             MARCH 31                   JUNE 30             SEPTEMBER 30           DECEMBER 31
                                     -----------------------  ------------------------ ---------------------- ----------------------
                                         AS                       AS                       AS                      AS
                                     PREVIOUSLY               PREVIOUSLY               PREVIOUSLY             PREVIOUSLY
                                      REPORTED   AS RESTATED   REPORTED    AS RESTATED  REPORTED  AS RESTATED  REPORTED  AS RESTATED
                                     ----------  -----------  ----------   ----------- ---------- ----------- ---------- -----------
YEAR ENDED DECEMBER 31, 2001:
Revenue.............................  $450,165    $424,515    $340,210    $391,729     $331,191    $333,302   $331,131     $337,910
Cost of revenue ....................   279,789     263,192     322,093     292,700      258,158     251,823    198,540      238,361
Gross profit........................   170,376     161,323      18,117      99,029       73,033      81,479    132,591       99,549
Stock based compensation
  expense/(recovery) under variable
  plan accounting...................                14,272           -     (10,103)           -    (165,682)         -       68,753
Other operating expenses............   125,236     143,281     113,067     132,439      109,169     114,971    107,863      122,155
Earnings/(loss) from
  operations........................    45,140       3,770     (94,950)    (23,307)     (36,136)    132,190     24,728      (91,359)
Net earnings/(loss) ................    27,945       2,556     (59,553)      8,890      (35,693)    (68,221)    13,394       52,681
NET EARNINGS/(LOSS) PER
  COMMON SHARE:
Basic...............................      0.12        0.01       (0.27)       0.04        (0.16)      (0.30)      0.06         0.23
Diluted.............................      0.12        0.01       (0.27)       0.04        (0.16)      (0.30)      0.06         0.23

22. SUBSEQUENT EVENTS

In January 2003, we loaned $500 to our Senior Vice President and Chief Information Officer. This loan is payable upon the earlier of: (1) 180 days after he ceases to be an employee of the Company if terminated without cause,
(2) 30 days after he ceases to be an employee of the Company for any other reason, or (3) January 10, 2008. In addition, if the officer or his wife sell any shares of our common stock now owned by either of them or hereafter acquired (other than shares sold to pay the exercise price and taxes resulting from the exercise of any options originally granted to this officer by us), 100 percent of the net proceeds of such sales shall be applied immediately to reduce any outstanding indebtedness under this loan if the equity in any real property owned by this officer and his wife is insufficient to satisfy this loan. If this loan is not paid when due, interest will accrue at an annual rate of 12 percent or the highest rate allowed by law. Our Senior Vice President and Chief Information Officer is not considered to be an "officer" as such term is defined in Rule 16a-1(f) of the Exchange Act and for purposes of Section 16(a) of the Exchange Act.

In January 2003, we completed the purchase of certain software and related assets from Imageware Technologies, Inc. for an initial purchase price of $750. We are obligated to pay Imageware additional consideration of $500 and $750 for the years ended December 31, 2003 and 2004, respectively, if the Imageware assets generate revenue in each year that meet established thresholds as defined in the agreement, and if certain other conditions are met.

In January 2003, we purchased 216,000 shares of voting common stock in Cuesol, Inc. ("Cuesol") for $1,000. Cuesol creates wireless, customer-interactive solutions that empower retailers to communicate with customers on an individual basis. Since our investment is less than 20 percent and we lack the ability to exercise significant influence over Cuesol, we account for this investment using the cost method.

During the first half of 2003, our global services organization initiated restructuring activities which included transferring a large percentage of our repair operations to Mexico and the Czech Republic, reorganizing our professional services group to utilize third party service providers for lower margin activities, and reorganizing our European management structure from a country based structure to a regional structure. The total costs expected to be incurred in connection with this restructuring, which related almost entirely to workforce reductions, is approximately $3,324, of which $1,066 was incurred in the first quarter of 2003, $1,434 was incurred in the second quarter of 2003 and $220 was incurred in the third quarter of 2003. These restructuring activities are expected to be completed by December 2003.

During the first half of 2003, we initiated additional restructuring activities in connection with our decision to relocate additional product lines from New York to Mexico. The costs associated with this restructuring relate to workforce reductions and transportation costs. The total amount incurred in connection with this restructuring activity is approximately $926, of which $749 was incurred in the first quarter of 2003 and $177 was incurred in the second quarter of 2003. These restructuring activities were completed by June 30, 2003.

On March 10, 2003, the Board of Directors approved a $0.01 semi-annual cash dividend, which amounted to $2,312 and was paid on April 28, 2003 to shareholders of record on April 14, 2003.

On August 11, 2003, the Board of Directors approved a $0.01 semi-annual cash dividend which amounted to $2,312 and was paid on September 26, 2003 to shareholders of record on September 5, 2003.

In July 2003, we purchased all of the outstanding shares of Covigo, Inc., a creator of software used in developing and deploying mobile computing applications, for approximately $13,000.

                                   SCHEDULE II

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                           (All amounts in thousands)

COLUMN A                       COLUMN B                    COLUMN C                COLUMN D         COLUMN E
--------                       --------                    --------                --------         --------
                                                           Additions
                                              -----------------------------------
                               Balance at        Charged to
                              beginning of       costs and         Charged to                       Balance at end
        Description               year            expenses       other accounts     Deductions         of year
--------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
accounts:
2002                         $    27,168        $  15,975         $      --         $   8,871 (b)    $    34,272
                             ===========      ===========       ===========       ===========      =============
2001, as restated            $    24,322        $   6,936         $      --         $   4,090 (b)    $    27,168
                             ===========      ===========       ===========       ===========      =============
2000, as restated            $     6,949        $   3,927         $  16,856 (a)     $   3,410 (b)    $    24,322
                             ===========      ===========       ===========       ===========      =============

Inventory reserve:

2002                         $   221,467        $  37,011         $      --         $  67,903 (c)    $   190,575
                             ===========      ===========       ===========       ===========      =============
2001, as restated            $   139,385        $ 166,445         $      --         $  84,363 (c)    $   221,467
                             ===========      ===========       ===========       ===========      =============
2000, as restated            $    92,146        $  69,609         $      --         $  22,370 (c)    $   139,385
                             ===========      ===========       ===========       ===========      =============

Deferred tax
valuation allowance

December 31, 2002            $     8,098        $   6,166         $  17,172 (d)     $      --        $    31,436
                             ===========      ===========       ===========       ===========      =============
December 31, 2001            $     6,958        $   1,776         $      --         $     636        $     8,098
                             ===========      ===========       ===========       ===========      =============
December 31, 2000            $        --        $      --         $   6,958 (e)     $      --        $     6,958
                             ===========      ===========       ===========       ===========      =============

--------------------------

(a)  Telxon-related allowance for doubtful accounts.

(b)  Uncollectible accounts written off.

(c)  Inventory disposed of.

(d) True-up for tax rates on Pre-2002 State Net Operating Losses and valuations allowances recorded in goodwill for deferred tax assets related to acquired businesses.

(e) Valuation allowances recorded in goodwill for deferred tax assets related to acquired businesses.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                  ANNUAL REPORT

                                       ON

                                    FORM 10-K

                              FOR FISCAL YEAR ENDED

                                DECEMBER 31, 2002

                       ----------------------------------

                            SYMBOL TECHNOLOGIES, INC.

                                    EXHIBITS

3.       Exhibits
         --------

3.1 Certificate of Incorporation of Symbol Technologies, Inc., as amended. (Incorporated by reference to Exhibit 3.1 to Symbol's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"))

3.3      Amended and Restated By-Laws of Symbol. (Incorporated by reference to
         Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

4.1 Form of Certificate for Shares of the Common Stock of Symbol. (Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1998)

4.2 Rights Agreement, dated as of August 13, 2001, between Symbol and The Bank of New York, as Rights Agent, which includes the form of Certificate of Designations with respect to the Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4 to the Current Report on Form 8-K dated August 21, 2001)

10.1 Form of 2008 Stock Purchase Warrant issued to certain directors. (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1997)

10.2     1994 Directors' Stock Option Plan. (Incorporated by reference to
         Exhibit 4.1 to Registration Statement No. 33- 78678 on Form S-8)

10.3     2000 Directors' Stock Option Plan. (Incorporated by reference to
         Exhibit 4 to Registration Statement No. 333- 78599 on Form S-8)

10.4     2002 Directors' Stock Option Plan. (Incorporated by reference to
         Exhibit 4.1 to Registration Statement No. 333-89668 on Form S-8)

10.5 1997 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-89668 on Form S-8)

10.6     1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit
         4.2 to Registration Statement No. 333-73322 on Form S-8)

10.7     1991 Employee Stock Option Plan. (Incorporated by reference to Exhibit
         10.1 to the Annual Report on Form 10- K for the year ended December 31,
         1991)

10.8 1990 Non-Executive Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"))

10.9*    Telxon Corporation 1990 Employee Stock Option Plan.

10.10*   Telxon Corporation 1990 Non-Employee Stock Option Plan.

10.11    2001 Non-Executive Stock Option Plan. (Incorporated by reference to
         Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"))

10.12 Employment Agreement by and between Symbol and Jerome Swartz, dated as of July 1, 2000. (Incorporated by reference to Exhibit 10.9 to the 2000 Form 10-K)

10.13* Separation, Release and Employment Agreement by and between Symbol and Jerome Swartz, dated as of July 7, 2003.

10.14 Employment Agreement by and between Symbol and Leonard H. Goldner, dated as of December 15, 2000. (Incorporated by reference to Exhibit
         10.10 to the 2000 Form 10-K)

10.15* Without Prejudice Resignation Agreement by and between Symbol and Leonard Goldner, dated as of June 30, 2003.

10.16 Employment Agreement by and between Symbol and William R. Nuti, dated as of July 15, 2002. (Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30,
         2002)

10.17 Employment Agreement by and between Symbol and Richard Bravman, dated as of August 1, 2002. (Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.18 Employment Agreement by and between Symbol and Tomo Razmilovic, dated as of February 14, 2002. (Incorporated by reference to Exhibit 10.12 to the 2001 Form 10-K)

10.19 Separation, Release and Non-Disclosure Agreement between Symbol and Tomo Razmilovic, dated as of February 14, 2002. (Incorporated by reference to Exhibit 10.13 to the 2001 Form 10-K)

10.20* Tolling Agreement by and between Symbol and Tomo Razmilovic, dated as of May 6, 2003.

10.21 Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.22* 2002 Executive Stock Ownership and Option Retention Program, dated as of December 16, 2002.

10.23 Summary of Symbol Technologies, Inc. Executive Bonus Plan. (Incorporated by reference to Exhibit 10.13 of the 1999 Form 10-K)

10.24 2000 Amended and Restated Credit Agreement dated as of August 3, 2000, among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A., as agent and as letter of credit issuing bank. (Incorporated by reference to Exhibit 10.17 to the 2000 Form 10-K)

10.25 First Amendment dated March 28, 2001, to 2000 Amended and Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A., as agent and as letter of credit issuing bank. (Incorporated by reference to Exhibit 10.18 to the 2000 Form 10-K)

10.26 Second Amendment dated as of July 25, 2001, to 2000 Amended and Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A., as agent. (Incorporated by reference to Exhibit 10.20 to the 2001 Form 10-K)

10.27 Amended and Restated Second Amendment dated as of September 11, 2001, to 2000 Amended and Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A. as agent. (Incorporated by reference to Exhibit 10.21 to the 2001 Form 10-K)

10.28* Third Amendment dated as of March 29, 2002, to 2000 Amended and Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A., as agent.

10.29* Waiver Agreement dated as of March 26, 2003, to 2000 Amended and Restated Credit Agreement by and among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A., as agent.

10.30* Guarantor Consent Agreement dated as of March 26, 2003, to 2000 Amended and Restated Credit Agreement by and among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A., as agent, and certain Guarantors (as defined in the 2000 Amended and Restated Credit Agreement).

10.31* Consent dated as of July 3, 2003, to the Waiver Agreement, dated as of March 26, 2003, by and among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A., as agent.

10.32* Consent and Waiver dated as of August 14, 2003, to the Waiver Agreement, dated as of March 26, 2003, by and among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A., as agent.

10.33* Credit Agreement, dated as of November 17, 2003, among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Fleet National Bank, as administrative agent.

10.34* Guaranty Agreement, dated as of November 17, 2003, among Telxon Corporation and @pos.com, Inc. in favor of, and for the benefit of, the lending institutions identified in the Credit Agreement, dated as of November 17, 2003, and Fleet National Bank, as administrative agent.

22.*     Subsidiaries.

23.*     Consent of Deloitte & Touche LLP.

31.1* Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


------------
*  Filed herewith.

         (b)    Reports on Form 8-K
                -------------------

         Not Applicable.