Form 10-K/A
period 2002-12-31
SYMBOL TECHNOLOGIES INC
filed 2004-02-25
CIK 278352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

         The number of shares outstanding of each of the registrant's classes of common stock, as of February 20, 2004, was as follows:

             Class                                       Number of Shares
             -----                                       ----------------
  Common Stock, par value $0.01                             231,205,860

DOCUMENTS INCORPORATED BY REFERENCE:   NONE.

                            SYMBOL TECHNOLOGIES, INC.
                          ANNUAL REPORT ON FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                                                        Page Number

PART I............................................................................................................1
     Item 1.      Business........................................................................................2
     Item 2.      Properties.....................................................................................27
     Item 3.      Legal Proceedings..............................................................................28
     Item 4.      Submission of Matters to a Vote of Security Holders............................................36
     Item 4A.     Executive Officers of the Registrant...........................................................37

PART II..........................................................................................................40
     Item 5.      Market for the Registrant's Common Equity and Related Security Holder Matters..................40
     Item 6.      Selected Financial Data........................................................................40
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................................41
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....................................69
     Item 8.      Financial Statements and Supplementary Data....................................................70
     Item 9.      Disagreements on Accounting and Financial Disclosure...........................................70
     Item 9A.     Controls and Procedures........................................................................70

PART III.........................................................................................................75
     Item 10.     Directors and Executive Officers of the Registrant.............................................75
     Item 11.     Executive Compensation.........................................................................78
     Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters............................................................................89
     Item 13.     Certain Relationships and Related Transactions.................................................93

PART IV..........................................................................................................94
     Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................94


Signatures
Exhibits

                                     PART I

References herein to "Symbol," "we," "us" or "our" refer to Symbol Technologies, Inc. and its subsidiaries unless the context specifically states or implies otherwise.

EXPLANATORY NOTE
----------------

         Symbol Technologies, Inc. is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2002 that was originally filed on December 30, 2003 (the "Original 10-K"), to reflect the restatement of the 2002 and 2001 financial statements to correct the timing of recognition of an other-than-temporary impairment charge for a decline in the fair value of an investment in Cisco Systems, Inc. common stock, classified as available-for-sale, that management subsequently determined should have been recognized in September 2001. In the Company's previously issued financial statements, this impairment was recognized in the second quarter of 2002. Additionally, we have corrected a clerical error made in Schedule II with respect to our inventory reserve. Such correction did not impact net inventory or inventory reserve amounts in our financial statements.

         For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-K. This Amendment No. 1 continues to speak as of the date of the Original 10-K, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above and the appointment of James M. Conboy as Vice President-Controller and Chief Accounting Officer. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-K.

         The following sections of this Annual Report on Form 10-K/A have been revised from the Original 10-K:

              o  Item 4a - Executive Officers of the Registrant
              o  Item 6 - Selected Financial Data
              o Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
              o  Consolidated Financial Statements
              o  Schedule II - Valuation and Qualifying Accounts

INTRODUCTORY NOTE
-----------------

         Symbol Technologies, Inc. is today filing this Annual Report on Form 10-K/A for its fiscal year ended December 31, 2002. The Original 10-K was delayed as a result of Symbol's internal investigations and the resulting restatement of our selected financial data for 1998, 1999, 2000 and 2001, financial statements for the years ended December 31, 2000 and 2001, and unaudited selected quarterly information for each of the four quarters of 2001 and the first three quarters of 2002. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements included elsewhere herein. In this annual report, words such as "today," "recently," "current" or "currently," or phrases such as "as of the date hereof" or "as of the date of this report," refer to December 30, 2003, the date we are filing this report with the Securities and Exchange Commission (the "Commission" or the "SEC").

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

ITEM 1.  BUSINESS
         --------

OVERVIEW
--------

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

RECENT DEVELOPMENTS

         In May 2001, we initiated a review of certain financial matters in response to an inquiry from the Commission. In connection with that review, and a subsequent, substantially more detailed and extensive review, we identified accounting errors and irregularities relating to our previously issued financial statements. As a result, we are restating our selected financial data for 1998, 1999, 2000 and 2001, financial statements for the years ended December 31, 2000 and 2001, and unaudited selected quarterly information for each of the four quarters of 2001 and first three quarters of 2002. These matters are discussed in more detail in Item 3 and Item 7 of this Annual Report on Form 10-K/A.

         The adjustments necessary to restate our financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") relate to widespread errors and irregularities primarily involving the timing and amount of product and service revenues recognized and the timing and amounts recognized with respect to certain reserves, restructurings, certain option programs and several categories of cost of revenue and operating expenses. We reversed cumulative net revenue of $234,220,000 and cumulative net earnings of $325,536,000 that had previously been recognized through the period ended September 30, 2002. As of September 30, 2002, our restated Stockholders' Equity was $946,261,000 as compared with $1,171,393,000 as originally reflected in our Form 10-Q for the quarter then ended.

         We have been informed that the Commission and the United States Attorney's Office for the Eastern District of New York (the "Eastern District"), with whom Symbol is cooperating, are conducting investigations relating to these errors and irregularities.

         The effects of these adjustments on the Consolidated Financial Statements are presented in Note 2 to the Consolidated Financial Statements and have been reflected in the information and disclosures in this annual report. Financial information included in reports on Form 10-K, Form 10-Q and Form 8-K that we have previously filed should not be relied upon and are superseded by the information in this Annual Report on Form 10-K/A. Our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003 and September 30, 2003 will be filed with the Commission as soon as practicable after the filing of this Annual Report on Form 10-K/A and the information contained therein will supersede any financial information included in any report on Form 8-K that we previously filed for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

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

PRODUCT SEGMENT
---------------

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

SERVICES SEGMENT
----------------

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

         The following table sets forth certain information as to international revenues of Symbol(1):

                                                         YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------
                                                              (IN MILLIONS)
                       AREA                  2002                  2001                  2000
                -----------------         ---------             ---------             ---------
                EMEA(2)..........          $ 382.8               $ 390.9               $ 310.3
                Asia Pacific.....             84.6                  83.0                  76.9
                Other(3).........             75.5                  69.2                  50.2
                                         ---------             ---------             ---------
                   Total.........          $ 542.9               $ 543.1               $ 437.4
                                           =======               =======               =======

                -------------------------------------------------------------------------------
                (1)        See  Note  20  to  the Consolidated  Financial Statements included elsewhere herein.
                (2)        Europe, Middle East, and Africa
                (3)        Includes the non-U.S. countries in The Americas.

MANUFACTURING
-------------

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

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

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

COMPETITION
-----------

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

PATENT AND TRADEMARK MATTERS
----------------------------

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

GOVERNMENT REGULATIONS
----------------------

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

EMPLOYEES
---------

         At December 31, 2002, we had approximately 5,600 full-time employees. Of these, approximately 2,850 were employed in the United States. Symbol also employs temporary production personnel. None of our U.S. employees are represented by a labor union. Some employees outside of the United States are represented by labor unions. We consider our relationship with our employees to be good.

RISK FACTORS
------------

Set forth below are important risks and uncertainties that could have a material adverse effect on Symbol's business, results of operations and financial condition and cause actual results to differ materially from those expressed in forward-looking statements made by Symbol or our management.

         RISKS RELATING TO THE RESTATEMENT
         ---------------------------------

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

ONGOING REVIEW OF OUR PUBLIC FILINGS BY THE COMMISSION MAY RESULT IN THE FURTHER AMENDMENT OR RESTATEMENT OF OUR PERIODIC REPORTS, AND THE NEW YORK STOCK EXCHANGE MAY DELIST OUR COMMON STOCK OR TAKE OTHER ACTION IF WE ARE UNABLE TO COMPLY WITH ITS LISTING REQUIREMENTS. IF ANY OF THE FOREGOING OCCURRED, THERE COULD BE A MATERIAL ADVERSE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK AND OUR ABILITY TO ACCESS THE CAPITAL MARKETS.

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

         RISKS RELATING TO THE BUSINESS
         ------------------------------

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

ACCESS TO INFORMATION
---------------------

         Symbol's Internet address is www.symbol.com. Through the Investor Relations section of our Internet website, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the "Exchange Act"), as well as any filings made pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Copies are also available, without charge, from Symbol Investor Relations, One Symbol Plaza, Holtsville, New York 11742. As discussed in the Introductory Note, the financial information that has been previously filed or otherwise reported should no longer be relied upon and are superseded by the information in this annual report and certain 2003 filings with the Commission have been delayed. Our Internet website and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K/A.

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

ITEM 2.  PROPERTIES
         ----------

         The following table states the location, primary use and approximate size of all principal plants and facilities of Symbol and the duration of our tenancy with respect to each facility.

           Location                    Principal Use               Size (sq. ft.)              Tenancy/Ownership
----------------------------    --------------------------     -----------------------   --------------------------
One Symbol Plaza                World Headquarters                     299,000            Owned
Holtsville, New York

           Location                    Principal Use               Size (sq. ft.)              Tenancy/Ownership
----------------------------    --------------------------     -----------------------   --------------------------
McAllen, Texas                  Distribution Facility                  334,000            Owned

Reynosa, Tamaulipas             Manufacturing                          290,000            Owned
Mexico

116 Wilbur Place                Operations Offices, Labs                92,000            Owned
Bohemia, New York

110 Wilbur Place                Manufacturing, Development              30,000            Owned
Bohemia, New York               Lab

12 & 13 Oaklands Pk.            Customer Service                        18,923            Owned
Fishponds Road
Wokingham, Berkshire
England

Valley Oak                      Network Systems                        100,000            Leased: expires
Technology Campus               Engineering, Marketing                                    August 12, 2009
San Jose, California

El Paso, Texas                  Customer Service                        62,660            Leased: expires
                                Center and Warehouse                                      December 14, 2007

Berkshire Place                 EMEA Headquarters,                      55,500            Leased: expires
Winnersh Triangle               Marketing and                                             December 31, 2012
Winnersh, Wokingham             Administration and
Berkshire, England              U.K. Headquarters

Juarez, Mexico                  Customer Service Center                 50,000            Leased: expires
                                and Warehouse                                             April 13, 2004

         In addition to these principal locations, we lease other offices throughout the world, ranging in size from approximately 150 to 40,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

GOVERNMENT INVESTIGATIONS
-------------------------

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

SECURITIES LITIGATION MATTERS
-----------------------------

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

         On December 4, 2001, we filed a complaint against Proxim in the United States District Court in the District of Delaware ("Symbol v. Proxim Action") asserting infringement of the same four patents that were asserted in our counterclaim against Proxim in the Proxim v. 3Com et al. Action prior to the severance of this counterclaim by the Court. On December 18, 2001, Proxim filed an answer and counterclaims in the Symbol v. Proxim Action, seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four patents asserted by Symbol, injunctive and monetary relief for our alleged infringement of one additional Proxim patent (the '634 Patent") involving wireless LAN technology, monetary relief for our alleged false patent marking, and injunctive and monetary relief for our alleged unfair competition under the Lanham Act, common law unfair competition and tortious interference.

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

         On December 23, 2003 the Court of Appeals dismissed the appeal for lack of appellate jurisdiction because the District Court judgment was not final. We may seek reconsideration of the Court of Appeals decision.

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

OTHER LITIGATION
----------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
         ------------------------------------

         The following table sets forth the names, positions and offices held by Symbol's executive officers, as of December 31, 2002 and the date of this report, and their ages as of the date of this report:

                               CURRENT EXECUTIVES
                               ------------------

NAME                                       AGE    POSITION
--------------------------------------    -----   --------
William R. Nuti......................      40     Chief Executive Officer, Director, President and Chief Operating
                                                  Officer

Todd Abbott..........................      44     Senior Vice President-Worldwide Sales

Carole DeMayo........................      47     Senior Vice President-Human Resources

Ron Goldman..........................      42     Senior Vice President, General Manager-Product Business Units(1)

Mark T. Greenquist...................      45     Senior Vice President-Finance and Chief Financial Officer

Joseph Katz..........................      51     Senior Vice President-Research and Development

Peter M. Lieb........................      47     Senior Vice President, General Counsel and Secretary

Boris Metlitsky......................      56     Senior Vice President-Corporate Engineering(1)

Todd Hewlin..........................      37     Senior Vice President-Global Products Group

James M. Conboy......................      38     Vice President-Controller and Chief Accounting Officer

                                FORMER EXECUTIVES
                                -----------------

NAME                                       AGE    POSITION
Richard Bravman......................      48     Vice Chairman of the Board of Directors, Chief Executive Officer
                                                  and Director(2)

Jerome Swartz........................      63     Executive Chairman of the Board of Directors, Chief Scientist and

Leonard H. Goldner...................      56     Executive Vice President, General Counsel and Secretary(4)

Kenneth V. Jaeggi....................      58     Senior Vice President-Finance and Chief Financial Officer(5)

Satya Sharma.........................      62     Senior Vice President-General Manager-Worldwide Operations(6)

Robert W. Korkuc.....................      41     Vice President, Chief Accounting  Officer(7)

-------------------------
(1) As of June 9, 2003, the date Mr. Hewlin joined Symbol, Messrs. Goldman and Metlitsky were no longer considered "officers" as that term is defined in Rule 16a-1(f) of the Exchange Act and for purposes of Section 16(a) of the Exchange Act.

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

         Mr. Conboy joined Symbol as its Vice President-Controller and Chief Accounting Officer in February 2004 from D.P. Healy CPA, P.C., a forensic accounting firm, where he was a director. Since March 2003, Mr. Conboy assisted Symbol, in the capacity as a consultant, in various accounting matters related to the restatement of our previously issued financial statements. From January 2000 to December 2002, Mr. Conboy held positions at AT&T Corp. as Financial V.P.-Auditing and Corporate Security and Assistant Corporate Controller. Before joining AT&T Corp., Mr. Conboy was based in Zurich, Switzerland with General Motors Europe as Chief Accounting Officer.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS
         ---------------------------------------------------------------------

         Our common stock is listed on the New York Stock Exchange under the trading symbol "SBL". The following table sets forth, for each quarter period of the last two years and the first, second and third quarters of 2003, the high and low sales prices as reported by the New York Stock Exchange and the dividend payments declared by the Board of Directors and paid by Symbol.

Year Ending:                                                           High              Low             Dividend
-------------------------                                          -------------     -------------     -------------
December 31, 2001*                 First Quarter                    $  37.33           $  19.50            $0.01
                                   Second Quarter                      32.10              20.11               --
                                   Third Quarter                       22.80               9.50            .0067
                                   Fourth Quarter                      18.20              10.00               --

December 31, 2002                  First Quarter                       17.50               6.60              .01
                                   Second Quarter                      11.25               7.99               --
                                   Third Quarter                       11.35               6.40              .01
                                   Fourth Quarter                      10.74               4.98               --

December 31, 2003                  First Quarter                       10.95               8.01               --
                                   Second Quarter                      14.93               8.62              .01
                                   Third Quarter                       14.88              11.54              .01
                                   Fourth Quarter (through             17.06              11.94               --
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

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The following table sets forth selected consolidated financial information of Symbol for each of the years in the five-year period ended December 31, 2002. These tables should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K/A and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                       YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------
                                                 2002(1)(2)     2001(2)        2000(2)       1999(2)       1998(2)
                                              --------------- -------------- ------------- -------------- ---------------
                                               (AS RESTATED)   (AS RESTATED) (AS RESTATED)  (AS RESTATED) (AS RESTATED)
OPERATING RESULTS:
Total net revenue..........................     $  1,401,617  $ 1,487,456   $  1,213,263   $  1,067,027  $   945,324
Net loss...................................          (44,915)     (17,769)      (137,666)       (59,639)     (55,697)
Basic and diluted loss per share(3)........            (0.20)       (0.08)         (0.67)         (0.30)       (0.28)
FINANCIAL POSITION:
Total assets...............................     $  1,572,195  $ 1,705,371   $  2,009,041   $  1,042,987  $   809,874
Working capital............................          216,316      559,880        543,829        393,141      175,344
Long-term debt, less current maturities....          135,614      220,521        201,144         99,623       64,596
Stockholders' equity.......................          887,739      999,115      1,092,588        623,762      503,839
Cash dividends per share(3)................             0.02       0.0167         0.0144         0.0104       0.0079
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted(3).......................          229,593      227,173        206,347        198,600      198,363

-------------------------
(1) Symbol changed its method of accounting for goodwill and other intangibles effective January 1, 2002.
(2) See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements.
(3) Adjusted to reflect three-for-two stock splits that became effective on April 16, 2001, April 5, 2000, June 14, 1999 and April 3, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FORWARD-LOOKING STATEMENTS; CERTAIN CAUTIONARY STATEMENTS
---------------------------------------------------------

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

OVERVIEW
--------

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

RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
------------------------------------------------------

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

         On August 13, 2002, we disclosed that a restatement of our previously issued financial statements was possible. In November 2002, we announced the unaudited, preliminary expected magnitude of the anticipated restatement of our financial statements, and updated that information on several occasions over the subsequent eleven months Accordingly, the selected financial data for 1998, 1999, 2000 and 2001, financial statements for the years ended December 31, 2000 and 2001, and unaudited selected quarterly information for each of the four quarters of 2001 and the first three quarters of 2002 included in this Annual Report on Form 10-K/A have been restated. We did not amend our annual reports on Form 10-K or quarterly reports on Form 10-Q for periods affected by the restatement that ended prior to and including September 30, 2002, and the financial statements and related financial information contained in such reports should no longer be relied upon.

         We have been informed that the Commission and the United States Attorney's Office for the Eastern District of New York are conducting investigations relating to the aforementioned errors and/or irregularities.

         The effect of the adjustments made to restate our financial results, with respect to the matters described above, is a reversal of cumulative net revenue of $234,220 and cumulative net earnings of $325,536 that had previously been recognized through September 30, 2002. As of September 30, 2002, our restated Stockholders' Equity was $946,261 as compared with $1,171,393 as originally reflected in our Form 10-Q as of and for the quarter then ended.

         The principal adjustments are summarized below:

REVENUE RECOGNITION
-------------------

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

RESTRUCTURING RESERVES
----------------------

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

INVENTORY
---------

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

COMPUTER HARDWARE AND SOFTWARE COSTS
------------------------------------

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

PATENT COSTS
------------

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

AIRCLIC TRANSACTION
-------------------

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

TELXON TRANSACTION
------------------

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

BRAZIL ACQUISITION
------------------

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

ACCRUALS, RESERVES AND PREPAYMENTS
----------------------------------

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

STATEMENT OF OPERATIONS RECLASSIFICATIONS
-----------------------------------------

         As a result of our investigation, we discovered numerous instances in which certain categories of expenses were inappropriately classified in the statements of operations.

STOCK OPTION ACCOUNTING
-----------------------

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

EXECUTIVE LIFE INSURANCE
------------------------

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

INTEREST EXPENSE
----------------

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

BALANCE SHEET ADJUSTMENTS AND RECLASSIFICATIONS
-----------------------------------------------

         In the course of our investigations, we identified errors associated with the cut off of cash receipts. In these instances, recording of cash receipts was inappropriately accelerated into earlier accounting periods. In addition, reclassifications were made incorrectly to certain balance sheet accounts, such as accounts receivable and other assets.

OTHER RESTATEMENT-RELATED ADJUSTMENTS
-------------------------------------

         In the course of our investigations, we identified instances where marketable securities, property, plant and equipment and other long-lived assets were carried at amounts exceeding their net realizable values.

INCOME TAXES
------------

         As a result of the adjustments described above, we have adjusted our tax provisions and related accounts for the periods involved.

CISCO IMPAIRMENT
----------------

         Further, subsequent to the issuance of the Company's financial statements for the year ended December 31, 2002, management determined that the Company should have recognized an other-than-temporary impairment in its investment in Cisco Systems, Inc. common stock, classified as available-for-sale, in September 2001. In the Company's previously issued financial statements this impairment was recognized in the second quarter of 2002. As a result, the accompanying 2002 and 2001 financial statements have also been corrected to reflect the appropriate timing of the recording of this charge.

         The impact of such adjustment for the year ended December 31, 2002 and the nine months ended September 30, 2002 was to reduce the loss before income taxes and net loss by $20,910 and $12,860 ($0.05 per basic and diluted share). The impact of such an adjustment for the year ended December 31, 2001 was to reduce earnings before income taxes from $4,681 to a loss of $17,555 and increase the net loss by $13,675 ($0.06 per basic and diluted share) from the amounts previously reported. This adjustment did not impact previously reported total stockholders' equity as of December 31, 2002 and 2001.

         The following table presents the effects of the aforementioned adjustments on pre-tax (loss)/income:

                                         INCREASE/(DECREASE) IN PREVIOUSLY REPORTED PRE-TAX (LOSS)/INCOME (IN THOUSANDS):
                                              YEAR ENDED       NINE MONTHS               FOR THE YEAR ENDED DECEMBER 31,
                                             DECEMBER 31,   ENDED SEPTEMBER  ------------------------------------------------------
                                                  2002           30, 2002          2001          2000          1999          1998
                                           --------------- ----------------- -------------  ------------  ------------  ------------
Pre-tax (loss)/income
   previously reported..........            $  (82,640)       $  (11,673)    $   (79,193)    $  (79,558)  $   171,124   $   138,751
REVENUE ADJUSTMENTS:
Product.........................                    --            69,145          59,306       (226,533)      (74,655)      (31,436)
Service.........................                    --             2,943         (24,547)        (9,694)        2,392        (1,141)
                                           --------------- ----------------- -------------  ------------  ------------  ------------
                                                                  72,088          34,759       (236,227)      (72,263)      (32,577)
COST OF REVENUE ADJUSTMENTS:
Product revenue cost............                    --           (39,687)        (29,394)        70,805        19,019        (2,170)
Service revenue cost............                    --             3,555           4,236          1,433           103         3,916
Restructuring reserves..........                    --           (26,592)         25,586         25,103          (753)       (1,604)
Excess and obsolete inventory...                    --           (36,920)        (24,613)        10,099        (5,950)      (14,517)
Computer costs..................                    --            11,799          24,105         63,995        19,274        14,454
Telxon transaction..............                    --            (3,471)         (1,539)        (1,285)       (1,213)           --
Accruals and prepayments........                    --             2,970          17,329            147            94        (2,707)
Other, net......................                    --             3,793          (3,206)        (2,018)           17            --
                                           --------------- ----------------- -------------  ------------  ------------  ------------
                                                    --           (84,553)         12,504        168,279        30,591        (2,628)
OPERATING EXPENSE AND OTHER
Restructuring reserves..........                    --            11,589         (22,677)        20,375           292            --
Computer costs..................                    --           (19,145)        (37,574)       (37,075)      (43,678)      (33,581)
Patent costs....................                    --            (5,461)         (5,094)        (2,642)       (3,406)       (1,919)
AirClic impairment..............                    --            47,200              --             --            --            --
Telxon transaction..............                    --            (6,382)        (16,531)          (573)           --            --
Brazil acquisition..............                    --            (2,050)             --         (3,250)           --            --
Accruals and prepayments........                    --             3,572          19,693         (5,972)        5,049         3,316
Stock option accounting.........                    --            70,132          92,760         (9,402)     (202,836)     (179,383)
Executive life insurance........                    --              (743)         (1,824)        (1,932)       (1,750)          (95)
Bad debt impact of revenue
   adjustments..................                    --              (200)          7,254           (542)          119         1,576
Interest expense................                    --              (381)           (691)        (3,125)         (896)           --
Impairment of investments.......                20,910           (32,200)        (23,757)            --            --            --
Other, net......................                    --            (5,303)          2,816            376           448             2
                                           --------------- ----------------- -------------  ------------  ------------  ------------
                                                20,910            60,628          14,375        (43,762)     (246,658)     (210,084)
Increase/(decrease) in pre-tax
   (loss)/income................                20,910            48,163          61,638       (111,710)     (288,330)     (245,289)
                                           --------------- ----------------- -------------  ------------  ------------  ------------
Pre-tax income/(loss), as
   restated.....................            $  (61,730)       $   36,490     $   (17,555)     $(191,268)  $  (117,206)  $  (106,538)
                                           =============== ================= =============  ============ =============  ============

         The following table presents the effects of correcting for all previously discussed adjustments and reclassifications on the individual balance sheet captions.

                                                                       INCREASE/(DECREASE) (IN THOUSANDS):
                                                                                                AS OF DECEMBER 31,
                                                                                ---------------------------------------------------
                                                     AS OF           AS OF
                                                 DECEMBER 31,    SEPTEMBER 30,
                                                     2002            2002            2001        2000         1999        1998
                                                -------------- ---------------- ------------- ----------- ------------ ------------
Cash..........................................  $          --   $        --       $  (10,602) $ (10,787)   $  (6,623)  $      --
Accounts receivable, net......................             --      (116,754)        (166,249)  (285,080)    (109,363)    (63,874)
Inventories...................................             --       (59,407)          27,241     93,114      (22,178)    (41,002)
Deferred income taxes.........................           (125)      123,372          105,438    166,091      194,533      (7,595)
Other current assets..........................             --       (34,185)         (60,716)   (20,321)      (1,787)     (4,599)
Property, plant and equipment.................             --       (10,873)           9,558      1,557       (5,543)     (3,181)
Deferred income taxes.........................            125       (12,288)          54,276     74,805       43,481     152,387
Investment in marketable securities...........             --            --               --      1,000        1,000          --
Goodwill and other intangible assets..........             --       (92,312)         (83,641)   (48,062)     (21,172)    (17,422)
Software development costs....................             --       (42,275)         (36,392)   (33,575)     (64,883)    (43,571)
Other assets..................................             --        (7,423)         (26,217)   (22,899)     (12,422)        331
Accounts payable and accrued expenses.........             --           952           (7,129)    29,469       14,260       4,536
Deferred revenue, current.....................             --         5,098            8,125      6,746       (1,207)     (1,632)
Accrued restructuring expenses................             --         3,700           (5,288)   (16,814)          --          --
Income taxes payable..........................             --           188               --         --           --          --
Long term debt, less current maturities.......             --       (20,928)          (4,647)        --           --          --
Deferred revenue, long-term...................             --         1,113            4,639        (65)          93      (2,241)
Other liabilities.............................             --          (190)          (1,329)     5,613       (1,405)     (2,099)
Additional paid-in capital....................             --       219,810          297,262    413,631      439,697     253,567
Other comprehensive income/(loss).............           (815)       14,500           14,429      5,802        3,025          --
Retained deficit..............................            815      (457,531)        (409,220)  (525,358)    (456,659)   (280,656)
Treasury stock................................             --        (1,911)          (4,145)    (3,183)      (2,761)         --

                                       50

         The impact of the foregoing adjustments on certain key ratios is as follows:

                                                                              AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------------
                                                     AS OF AND
                                                   FOR THE NINE
                                 AS OF AND FOR       MONTHS
                                   THE YEAR           ENDED
                                     ENDED          SEPTEMBER
                                   DECEMBER            30,
                                   31, 2002           2002           2001           2000            1999            1998
                                -------------    -------------    -----------   -----------     ---------        -----------
GROSS PROFIT MARGIN:
Based on previously
  reported amounts......              34.8%           36.6%              27.1%         31.8%       42.5%             42.5%
Based on restated
  amounts...............              34.8%           32.8%              29.7%         32.3%       41.5%             40.3%
SELLING, GENERAL AND
  ADMINISTRATIVE
  EXPENSES (AS A
  PERCENTAGE OF
  REVENUE):
Based on previously
  reported amounts......              37.1%           21.4%              22.2%         18.4%       19.4%             19.9%
Based on restated
  amounts...............              37.1%           22.1%              22.1%         26.9%       22.1%             21.5%
WORKING CAPITAL:
Based on previously
  reported amounts......           $216,191        $620,161           $660,475      $620,214     $351,613         $295,317
Based on restated
  amounts...............           $216,316        $523,248           $559,880      $543,829     $393,141         $175,344
CURRENT RATIO:
Based on previously
  reported amounts......              1.5:1           2.8:1              2.9:1         2.4:1        2.5:1            2.6:1
Based on restated
  amounts...............              1.5:1           2.5:1              2.7:1         2.1:1        2.6:1            1.9:1
LONG-TERM DEBT TO
  CAPITAL:
Based on previously
  reported amounts......              13.3%           14.4%              20.8%         20.4%        13.5%            10.8%
Based on restated
  amounts...............              13.3%           15.7%              23.4%         22.0%        13.8%            11.4%
RETURN ON ASSETS:
Based on previously
  reported amounts......             (4.7%)          (0.4%)             (2.8%)        (4.4%)        12.3%            12.3%
Based on restated
  amounts...............             (2.9%)            1.5%             (1.0%)        (9.0%)       (6.4%)           (7.5%)

         The following is a summary of the significant effects of the restatement:

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                            NINE MONTHS ENDED    ----------------------------------------------------
                                           SEPTEMBER 30, 2002              2001                       2000
                                      -------------------------- ------------------------   -------------------------
                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      -------------------------------------------------------------------------------
                                          AS                         AS                          AS
                                      PREVIOUSLY                 PREVIOUSLY                  PREVIOUSLY
                                       REPORTED    AS RESTATED    REPORTED    AS RESTATED     REPORTED    AS RESTATED
                                      -----------  ------------  ----------- -------------  ------------ -------------
CONSOLIDATED STATEMENTS OF
   OPERATIONS DATA:
Revenue..........................        $956,671    $1,028,759   $1,452,697    $1,487,456    $1,449,490   $1,213,263
Cost of revenue..................         606,520       691,073    1,058,580     1,046,076       989,137      820,858
                                      -----------  ------------  ----------- -------------  ------------ -------------
Gross profit.....................         350,151       337,686      394,117       441,380       460,353      392,405
Stock based compensation
  (recovery)/expense under
  variable plan accounting                     --      (70,132)           --      (92,760)            --        9,402
Other operating expenses.........         351,097       343,202      455,335       512,846       527,691      559,350
                                      -----------  ------------  ----------- -------------  ------------ -------------
(Loss)/earnings from operations..           (946)        64,616     (61,218)        21,294      (67,338)    (176,347)
(Loss)/earnings before income
  taxes..........................        (11,673)        36,490     (79,193)      (17,555)      (79,558)    (191,268)
Net (loss)/earnings                       (7,937)        23,752     (53,907)      (17,769)      (68,966)    (137,666)
NET (LOSS)/EARNINGS PER COMMON
   Basic.........................          (0.03)          0.10       (0.24)        (0.08)        (0.33)       (0.67)
   Diluted.......................          (0.03)          0.10       (0.24)        (0.08)        (0.33)       (0.67)


                                                                                  AS OF DECEMBER 31,
                                                AS OF            ----------------------------------------------------
                                         SEPTEMBER 30, 2002             2001                       2000
                                      ------------------------   ------------------------   -------------------------
                                          AS                         AS                          AS
                                      PREVIOUSLY                 PREVIOUSLY                  PREVIOUSLY
                                       REPORTED    AS RESTATED    REPORTED    AS RESTATED     REPORTED    AS RESTATED
                                     ------------ ------------   ----------- ------------    ----------- -------------
CONSOLIDATED BALANCE SHEETS
  DATA:
Accounts receivable, net.........     $   283,607  $   166,853   $   307,576  $   141,327   $   453,906   $   168,826
Inventories......................         316,858      257,451       310,924      338,165       285,413       378,527
Total current assets.............         955,475      868,500     1,000,208      895,320     1,078,252     1,021,268
Goodwill and other intangible
  assets, net....................         469,989      340,289       413,308      329,667       386,492       338,430
Total assets.....................       1,767,025    1,539,457     1,892,674    1,705,371     2,093,199     2,009,041
Accounts payable and accrued
  expenses.......................         288,494      289,446       279,615      272,486       325,670       355,139
Deferred revenue, current........          32,211       37,309        34,641       42,766        30,227        36,973
Total current liabilities........         335,314      345,252       339,733      335,440       458,038       477,439
Deferred revenue, long-term......           7,632        8,745         7,084       11,723        11,182        11,117
Total other liabilities..........         252,686      239,199       365,068      359,093       422,283       427,897
   Total stockholders' equity....       1,171,393      946,261     1,180,789      999,115     1,201,696     1,092,588


        See Note 21 to the Consolidated Financial Statements for selected quarterly financial information.

The information presented above excludes the impact of reflecting comparative changes as of and for the year ended December 31, 2002 with respect to the change in timing of recognition of the other than temporary impairment charge in Cisco common stock. Such charge did not impact our loss from operations. As a result of the charge, our loss before income taxes is $61,730 (previously reported as $82,640) and our net loss is $44,915 or $.20 per share (previously reported as $57,775 or $.25 per share). There were no significant changes to our balance sheet as of December 31, 2002 as a result of this change.

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                     1999                                 1998
                                                       ---------------------------------  -------------------------------
                                                             AS                                  AS
                                                         PREVIOUSLY             AS           PREVIOUSLY            AS
                                                          REPORTED           RESTATED         REPORTED          RESTATED
                                                       --------------   ----------------  --------------  ---------------
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue...........................................       $1,139,290         $1,067,027          $977,901        $945,324
Cost of revenue...................................          654,556            623,965           561,920         564,548
                                                            -------            -------           -------         -------
Gross profit......................................          484,734            443,062           415,981         380,776
Stock based compensation expense/(recovery) under
      variable plan accounting....................               --            202,836                --         179,383
Other operating expenses..........................          307,789            350,937           274,274         308,215
                                                            -------            -------           -------         -------
(Loss)/earnings from operations...................          176,945           (110,711)          141,707        (106,822)
(Loss)/earnings before income taxes...............          171,124           (117,206)          138,751        (106,538)
Net earnings/(loss)...............................          116,364            (59,639)           92,964         (55,697)
Net earnings/(loss) per common share:
      Basic.......................................             0.59              (0.30)             0.47           (0.28)
      Diluted.....................................             0.55              (0.30)             0.44           (0.28)

                                                                                AS OF DECEMBER 31,
                                                       -------------------------------------------------------------------
                                                                     1999                                 1998
                                                       ---------------------------------  -------------------------------
                                                             AS                                  AS
                                                         PREVIOUSLY             AS           PREVIOUSLY            AS
                                                          REPORTED           RESTATED         REPORTED          RESTATED
                                                       --------------   ----------------  --------------  ---------------
CONSOLIDATED BALANCE SHEETS DATA:
Accounts receivable, net..........................        $ 252,140          $ 142,777       $   205,416      $   141,542
Inventories.......................................          216,709            194,531           196,986          155,984
Total current assets..............................          584,201            638,782           479,604          362,534
Goodwill and other intangible assets, net.........          130,566            109,394           115,954           98,532
Total assets......................................        1,047,944          1,042,987           838,399          809,874
Accounts payable and accrued expenses.............          188,178            202,438           149,938          154,474
Deferred revenue, current.........................           18,805             17,598            13,897           12,265
Total current liabilities.........................          232,588            245,641           184,287          187,190
Deferred revenue, long-term.......................           12,833             12,926            10,683            8,442
Total other liabilities...........................          162,063            160,658           112,501          110,403
Total stockholders' equity........................          640,460            623,762           530,928          503,839

RESULTS OF OPERATIONS
---------------------

         The following table sets forth for the years indicated certain revenue and expense items expressed as a percentage of total net revenue.

                                                                                   PERCENTAGE OF REVENUE
                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                            2002            2001            2000
                                                                         ------------    ------------     ----------
REVENUE:
Product revenue.................................................             78.7%           81.1%          82.9%
Services revenue................................................             21.3            18.9           17.1
                                                                         ------------    ------------     ----------
                                                                            100.0           100.0          100.0
COST OF REVENUE:
Product cost of revenue.........................................             49.5            55.6           54.2
Services cost of revenue........................................             15.7            14.7           13.4
                                                                         ------------    ------------     ----------
                                                                             65.2            70.3           67.6
Gross profit....................................................             34.8            29.7           32.4
                                                                         ------------    ------------     ----------
OPERATING EXPENSES:
Engineering.....................................................             10.2            10.1           10.5
Selling, general and administrative.............................             24.5            22.1           26.9
Stock based compensation expense/(recovery) under variable plan
  accounting....................................................             (4.9)           (6.2)           0.8
Litigation......................................................              7.0           --              --
Restructuring and impairment charges............................              0.2             0.7            0.4
In-Process research and development.............................            --              --               7.2
Merger integration charges......................................            --                0.6            0.6
Amortization of goodwill........................................            --                1.0            0.5
                                                                         ------------    ------------     ----------
                                                                             37.0            28.3           46.9
                                                                         ------------    ------------     ----------
(Loss)/earnings from operations.................................             (2.2)            1.4          (14.5)
Impairment of investments.......................................             (2.3)           (1.6)          --
Net other income/(expense)......................................              0.1            (1.0)          (1.2)
                                                                         ------------    ------------     ----------
(Loss)/earnings before income taxes.............................             (4.4)           (1.2)         (15.7)
(Benefit from)/provision for income taxes.......................             (1.2)            0.0           (4.4)
                                                                         ------------    ------------     ----------
   Net loss.....................................................             (3.2)%          (1.2)%        (11.3)%
                                                                         ============    ============     ==========

FOR THE YEAR ENDED DECEMBER 31, 2002 (AMOUNTS IN THOUSANDS)
-----------------------------------------------------------

         Throughout the following Management's Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts reflect balances and amounts on a restated basis.

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

         Product cost of revenue as a percentage of net product revenue was 62.9 percent for the year ended December 31, 2002 as compared to 68.5 percent in 2001. This decrease is mainly attributed to charges for excess and obsolete inventory of $164,099 in 2001 as compared to $26,339 in 2002.

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

         Adjusted financial information assuming SFAS No. 142 had been adopted as of January 1, 2000 is as follows:

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                      2002               2001              2000
                                                                   -------------    ------------   ---------------
Net loss, as reported.......................................         $  (44,915)     $  (17,769)     $   (137,666)
Goodwill amortization, net of tax...........................                 --          14,823              6,347
                                                                   -------------    ------------   ---------------
Adjusted net loss...........................................         $  (44,915)     $   (2,946)     $   (131,319)
                                                                   =============    ============   ===============
BASIC LOSS PER SHARE:
Net loss, as reported.......................................         $   (0.20)      $    (0.08)     $      (0.67)
Goodwill amortization, net of tax...........................                 --            0.07              0.03
                                                                   -------------    ------------   ---------------
Adjusted net loss...........................................         $   (0.20)      $    (0.01)     $      (0.64)
                                                                   =============    ============   ===============
DILUTED LOSS PER SHARE:
Net loss as-reported........................................         $   (0.20)      $    (0.08)     $      (0.67)
Goodwill amortization, net of tax...........................                 --            0.07              0.03
                                                                   -------------    ------------   ---------------
Adjusted net loss ..........................................         $   (0.20)      $    (0.01)     $      (0.64)
                                                                   =============    ============   ===============

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

         Our effective income tax rate was (27.2) percent for 2002. The effective tax rate each year is largely impacted by the ratio of items receiving different treatment for tax and accounting purposes to earnings/(loss) before taxes. In 2002, the impact of additional valuation allowances and nondeductible compensation was partially offset by tax credits and state tax benefits.

FOR THE YEAR ENDED DECEMBER 31, 2001 (AMOUNTS IN THOUSANDS)
-----------------------------------------------------------

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

         Product cost of revenue as a percentage of net product revenue was 68.5 percent for the year ended December 31, 2001 as compared to 65.4 percent in 2000. This increase is due to a charge for excess and obsolete inventory of $164,099 in 2001, as compared with $77,270 in 2000, a shift in product mix in the fastest growing proportion of our business to lower margin products, the inclusion of Telxon's generally lower margin products and the unfavorable impact of foreign exchange rate fluctuations.

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

         Management determined that the decline in fair value of our investment in Cisco common stock, as of September 30, 2001, was other-than-temporary. Our conclusion was based on the fact that Cisco common stock had been trading substantially below our historical cost for eight months as of September 30, 2001 with no clear evidence at the time that its trading price would recover to our historical cost. In accordance with SFAS No. 115, a pre-tax impairment charge of $22,236 was included in impairment of investments as a component of other income/(expense) in the Consolidated Statements of Operations.

         Additionally and based on the evidence reviewed, we determined the decline in market value for other investments was other-than-temporary. Accordingly, we recorded a pre-tax impairment charge of $1,521, which was included in impairment of investments as a component of other income/(expenses) in the Consolidated Statements of Operations.

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

         Our effective income tax rate was 1.2 percent for 2001. As previously discussed, the effective tax rate each year is largely impacted by the ratio of permanent items to net earnings or loss before taxes. Total permanent items decreased in 2001 for non-deductible acquisition-related costs partially offset by a reduction in foreign tax credits, while 2001 state taxes increased due to a nonrecurring charge for state tax rate changes on deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES (AMOUNTS IN THOUSANDS)
------------------------------------------------------

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

         As a result of the length of time necessary to restate our financial statements (see Note 2 to the Consolidated Financial Statements included elsewhere herein), beginning on September 16, 2003, we would have been in violation of one of the covenants of our Credit Agreement that requires the timely filing of financial statements with the Commission. On September 15, 2003, we reached an agreement with the bank group and obtained a waiver to provide us additional time to become current with our periodic filings with the Commission. Under the revised Credit Agreement, the credit facility was reduced from $350,000 to $100,000 and we voluntarily agreed to limit our usage of the credit facility to $50,000 until such time as we become current with our periodic filings. In addition, we pledged our U.S.-originated trade receivables and agreed to retain $75,000 of unencumbered cash until we become current with our periodic filings. As of September 30, 2003, the amount outstanding under the credit facility was zero and we had $120,917 of unencumbered cash. In November 2003, we refinanced the Credit Agreement with a $30,000 secured credit line which expires in May 2006 (the "Secured Credit Agreement").

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

         OTHER LIQUIDITY MEASURES

         Other measures of our liquidity including the following:

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                       2002              2001              2000
                                                                    ------------      ------------     -----------
Working capital..............................................        $216,316           $559,880        $543,829
    (current assets minus current liabilities)
Current ratio (current assets to current liabilities)........           1.5:1              2.7:1            2.1:1
Long-term debt to capital
    (Convertible subordinated notes and debentures plus
    long-term debt to convertible subordinated notes and
    debentures plus long-term debt plus equity)..............          13.3%              23.4%            22.0%


         Current assets as of December 31, 2002 decreased by $204,904 from December 31, 2001, principally due to a decrease in deferred, prepaid and refundable income taxes, and inventories. Current liabilities as of December 31, 2002 increased $138,660 from December 31, 2001 primarily due to an increase in accounts payable and accrued expenses of which $110,300 was reserved for settlements of certain Telxon and shareholder litigation, partially offset by the utilization of accrued restructuring expenses and a decrease in the current portion of deferred revenue. As a result, working capital decreased $343,689 between December 31, 2001 and December 31, 2002. Our current ratio of 1.5:1 at December 31, 2002 decreased from 2.7:1 at December 31, 2001.

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

         EXISTING INDEBTEDNESS

         At December 31, 2002 and 2001, long-term debt outstanding, excluding current maturities, was as follows:

                                                                      DECEMBER 31,       DECEMBER 31,
                                                                          2002               2001
                                                                    ----------------    --------------
                                                                              (IN THOUSANDS)
        Revolving credit facility                                    $       80,000      $   125,439
        Senior notes                                                          6,349           12,698
        SAILS exchangeable debt                                              55,194           88,559
        Other                                                                   752              373
                                                                    ----------------    --------------
                                                                            142,295          227,069
        Less: current maturities                                              6,681            6,548
                                                                    ----------------    --------------
        Long-term debt                                               $      135,614      $   220,521
                                                                    ================    ==============

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

         At maturity, the SAILS will be exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar arrangement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under our revolving credit facility. The SAILS contain an embedded equity collar, which effectively hedges a large portion of exposure to fluctuations in the fair value of our holdings in Cisco common stock. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS No. 133 ("SFAS 133"). The gain or loss on changes in the fair value of the derivative is recognized through earnings in the period of change together with the offsetting gain or loss on the Cisco shares classified as trading securities attributable to the risk being hedged.

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

                                                              YEARS ENDED DECEMBER 31,
                            --------------------------------------------------------------------------------------------
                               TOTAL         2003         2004          2005         2006          2007      THEREAFTER
                            ------------ ------------- ------------ ------------- ------------ ------------- ------------
Long-term debt.........      $ 141,693    $   6,374    $  80,032      $      32    $     33  $        28     $ 55,194
Capital lease commitments          602          307          230             65           -            -            -
Operating lease
     commitments.......        107,998       19,020       15,970       14,344        13,075       11,395       34,194
                            --------------------------------------------------------------------------------------------
  Total................      $ 250,293    $  25,701     $ 96,232    $14,441         $13,108      $11,423      $ 89,388


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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
-----------------------------------------------------

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

         We have experienced significant changes in required reserves in recent periods due to these variables. As a result, we incurred charges for excess and obsolete inventory of $26,339, $164,099 and $77,270 for the years ended December 31, 2002, 2001 and 2000, respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is further deterioration in market conditions or acceleration in technological change.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which was revised in December 2003. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this interpretation, as revised, are effective for periods ending after December 15, 2003. We are currently evaluating the impact of adopting this interpretation on our Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The information in response to this Item 8 is included in the Consolidated Financial Statements and notes thereto, and related Independent Auditors' Report, beginning on page F-1.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

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

              NEW MANAGEMENT
              --------------

              We appointed new executive officers who have primary responsibility for financial reporting, including a new Chief Executive Officer, President and Chief Operating Officer, a new Chief Financial Officer, a new Senior Vice President - Finance and Business Controller and a new Vice President-Controller and Chief Accounting Officer. In addition, we appointed a new Chief Information Officer, a new Senior Vice President, General Counsel and Secretary and new Senior Vice Presidents in our Sales, Operations, Global Products and Customer Service organizations.

              CENTRALIZED FINANCE FUNCTION
              ----------------------------

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

              ADDITIONAL FINANCE PERSONNEL
              ----------------------------

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

              REVIEW OF SIGNIFICANT AND NON-STANDARD TRANSACTIONS
              ---------------------------------------------------

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

              STRENGTHENED INTERNAL AUDIT PROCESS
              -----------------------------------

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

              NEW DISCLOSURE COMMITTEE
              ------------------------

              We have formed a new Disclosure Committee comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Senior Vice President - Finance and Business Controller, Chief Accounting Officer and General Counsel. The Disclosure Committee meets prior to significant filings with the Commission, and issuances of significant press releases.

              EXPANSION OF BOARD OF DIRECTORS
              -------------------------------

              As of December 15, 2003, we have expanded our Board of Directors and added three new members. Also, we are actively searching for additional qualified individuals to serve as independent members on our Board of Directors. In addition, the Audit Committee charter has been revised to grant the Audit Committee greater responsibility and authority to oversee financial matters.

              THE CONTROL ENVIRONMENT
              -----------------------

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

             SOFTWARE AND SYSTEMS UPGRADE
             ----------------------------

              Our new management has approved a $20 million software and systems upgrade that will improve the integration of our sales and finance departments and improve the adequacy of accounting journal entries. We have engaged an outside consultant to assist in these efforts.

         We believe the efforts we have and are taking address the material weaknesses that previously affected our internal controls. However, it will take some time before we have in place the rigorous disclosure controls and procedures, including internal controls and procedures, that our Board of Directors and senior management are striving for. As a result of our efforts as of the date hereof, we believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Annual Report on Form 10-K/A contains the information required to be included in accordance with the Exchange Act.

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

PART III




ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  --------------------------------------------------

         (a)         Identification of Directors:

         The following table sets forth the names, positions and offices held by Symbol's directors, as of December 31, 2002 and the date of this report, and their ages as of the date of this report:

                                CURRENT DIRECTORS
                                -----------------

                                                POSITIONS AND OFFICES                        HAS BEEN A
NAME                                     AGE    PRESENTLY HELD WITH SYMBOL                   DIRECTOR SINCE
----                                     ---    --------------------------                   --------------
Salvatore Iannuzzi................       50     Director, Chairman of the Board of           2003
                                                Directors
Harvey P. Mallement...............       63     Director                                     1977
Raymond R. Martino................       65     Director                                     1983
George Bugliarello................       76     Director                                     1992
Leo A. Guthart....................       66     Director                                     1999
James Simons......................       65     Director                                     2000
Robert J. Chrenc..................       59     Director                                     2003
William R. Nuti...................       40     Director, Chief Executive Officer,
                                                  President and Chief Operating Office       2003
Melvin A. Yellin..................       60     Director                                     2003

                                FORMER DIRECTORS
                                ----------------

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

         (b)      Identification of Executive Officers:

                  See Item 4A, "Executive Officers of the Registrant."

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
         -------------------------------------------------------

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

ITEM 11.          EXECUTIVE COMPENSATION
                  ----------------------

SUMMARY COMPENSATION TABLE
--------------------------

         In the following Summary Compensation Table you can find compensation information about Symbol's chief executive officer as of December 31, 2002, its former chief executive officers and the four other executive officers who were the most highly paid as of December 31, 2002.


                                                            ANNUAL COMPENSATION


                                                                                   OTHER ANNUAL     RESTRICTED STOCK
 NAME AND PRINCIPAL POSITION*     YEAR           SALARY            BONUS (H)     COMPENSATION (I)        AWARDS
-------------------------------  -------     ----------------  --------------   -----------------  ------------------
Jerome Swartz...........          2002       $1,000,000   (A)   $        --      $        --       $        --
    Executive Chairman of the     2001        1,000,002   (B)            --               --                --
    Board and Chief Scientist     2000          958,578   (B)     1,092,800               --                --
    and Former Chief Executive
    Officer

Richard Bravman.........          2002          580,067   (C)            --               --                --
    Vice Chairman                 2001          390,330   (D)            --               --                --
    of the Board, Chief           2000          271,378   (D)            --           50,000                --
    Executive Officer

Tomo Razmilovic......             2002          476,932   (G)            --               --                --
    President and Chief           2001        1,000,002   (B)            --               --                --
    Executive Officer             2000          832,770   (B)       949,400          260,000                --

Leonard H. Goldner......          2002          465,774   (E)            --               --                --
    Executive Vice                2001          458,904   (B)            --               --                --
    President and General         2000          415,854   (B)       237,000           75,000                --
    Counsel and Secretary


                                    LONG-TERM
                                  COMPENSATION

                                   SECURITIES
                                   UNDERLYING          ALL OTHER
 NAME AND PRINCIPAL POSITION*        OPTIONS         COMPENSATION
------------------------------- ---------------   -------------------
Jerome Swartz...........               583,000      $      76,797(J)
    Executive Chairman of the          300,000             75,325(J)
    Board and Chief Scientist          375,000             72,519(J)
    and Former Chief Executive
    Officer

Richard Bravman.........               634,000              5,000(K)
    Vice Chairman                       90,000              4,250(K)
    of the Board, Chief                 37,500              4,250(K)
    Executive Officer

Tomo Razmilovic......                  375,000          6,948,674(N)
    President and Chief                937,500             10,453(O)
    Executive Officer                       --             12,955(O)

Leonard H. Goldner......               375,000              5,500(K)
    Executive Vice                     937,500              5,100(K)
    President and General                   --              5,100(K)
    Counsel and Secretary


                                                            ANNUAL COMPENSATION


                                                                                   OTHER ANNUAL     RESTRICTED STOCK
 NAME AND PRINCIPAL POSITION*     YEAR           SALARY            BONUS (H)     COMPENSATION (I)        AWARDS
-------------------------------  -------     ----------------  --------------   -----------------  ------------------  -
Kenneth V. Jaeggi ..........      2002      $   438,922   (E)    $       --     $        --         $       --
    Senior Vice President and     2001          433,002   (B)            --              --                 --
    Chief Financial Officer       2000          400,442   (B)       228,300          72,000                 --

Satya Sharma................      2002          400,005   (A)            --              --                 --
    Senior Vice President & GM    2001          349,566   (B)            --              --                 --
    Corporate Quality and         2000          313,955   (B)       179,000          50,000                 --
    Operations

William Nuti................      2002          242,315   (F)            --              --          2,992,000(M)
    President and Chief
    Operating Officer


                                     LONG-TERM
                                   COMPENSATION

                                    SECURITIES
                                    UNDERLYING          ALL OTHER
 NAME AND PRINCIPAL POSITION*         OPTIONS         COMPENSATION
-------------------------------  ---------------   -------------------
Kenneth V. Jaeggi ..........            137,000      $       5,500(K)
    Senior Vice President and           120,000             64,323(L)
    Chief Financial Officer              30,000             42,651(L)

Satya Sharma................            176,000              5,500(K)
    Senior Vice President & GM          120,000              5,100(K)
    Corporate Quality and                30,000              5,100(K)
    Operations

William Nuti................            800,000                 --
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

EMPLOYMENT AGREEMENTS
---------------------

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

EXECUTIVE BONUS PLAN
--------------------

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

DIRECTOR COMPENSATION
---------------------

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

OPTION GRANTS
-------------

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

         The following table shows certain information about stock options granted to the individuals named in the Summary Compensation Table under all of our stock option plans:


                                      INDIVIDUAL GRANTS IN 2002
                          -------------------------------------------------
                             NUMBER OF
                            SECURITIES
                            UNDERLYING        % OF TOTAL
                              OPTIONS      OPTIONS GRANTED
                           GRANTED (NO.)   TO EMPLOYEES IN    EXERCISE OR
          NAME                  (B)        FISCAL YEAR (O)   BASE PRICE (P)
-----------------------   --------------- ----------------- --------------- -
William Nuti               800,000(C)              9.22%         $ 9.35

Richard Bravman            200,000(D)              2.31            8.09
                           350,000(E)              4.04            7.39
                            84,000(F)              0.97            9.05

Jerome Swartz              150,000(G)              1.73            8.09
                           433,000(H)              4.99            9.05

Leonard Goldner             75,000(I)              0.86            8.09
                           121,000(J)              1.40            9.05

Satya Sharma                60,000(K)              0.69            8.09
                           116,000(L)              1.34            9.05

Kenneth Jaeggi              60,000(M)              0.69            8.09
                            77,000(N)              0.89            9.05

Tomo Razmilovic                    --                --              --

                                              POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL
                                           RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM
                           -------------------------------------------------------------------------------




                           EXPIRATION     5% STOCK PRICE                    10% STOCK PRICE
          NAME                DATE             (Q)           DOLLAR GAIN          (Q)           DOLLAR GAIN
-----------------------    -----------   ----------------  --------------  -----------------  --------------
William Nuti                7/11/12           $ 15.23      $ 4,704,132           $ 24.25       $11,921,194

Richard Bravman             2/18/12             13.18        1,017,552             20.98         2,578,675
                            7/11/12             12.04        1,626,636             19.17         4,122,215
                            8/11/12             14.74          478,086             23.47         1,211,563

Jerome Swartz               2/18/12             13.18          763,164             20.98         1,934,006
                            8/11/12             14.74        2,464,418             23.47         6,245,319

Leonard Goldner             2/18/12             13.18          381,582             20.98           967,003
                            8/11/12             14.74          688,671             23.47         1,745,228

Satya Sharma                2/18/12             13.18          305,265             20.98           773,603
                            8/11/12             14.74          660,214             23.47         1,673,111

Kenneth Jaeggi              2/18/12             13.18          305,265             20.98           773,603
                            8/11/12             14.74          438,245             23.47         1,110,599

Tomo Razmilovic                  --                --               --                --                --

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

                   OPTION EXERCISES AND FISCAL YEAR-END VALUES
                   -------------------------------------------

         The following table shows information about unexercised options to purchase Symbol's common stock on December 31, 2002 and the value realized upon the exercise of options in 2002 by the individuals named in the Summary Compensation Table. Number of Securities Value of Unexercised, Underlying Unexercised In-The-Money Options

                                                   NUMBER OF                            NUMBER OF SECURITIES UNDERLYING
                                                    SHARES                                UNEXERCISED OPTIONS HELD AT
                                                  ACQUIRED ON                                  DECEMBER 31, 2002
                                                  EXERCISE IN           VALUE          ----------------------------------
                                                      2002            REALIZED          EXERCISABLE        UNEXERCISABLE
                                                ---------------  ------------------    --------------     ---------------
William Nuti                                             --       $             --               --                 --
Richard Bravman                                          --                     --          152,999            781,188
Jerome Swartz(B)                                    379,688              1,313,569        8,399,246          1,296,250
Leonard Goldner(C)                                   75,000                258,240          723,745            410,688
Kenneth V. Jaeggi(D)                                     --                     --           55,350            298,476
Satya P. Sharma(E)                                       --                     --          826,692            379,157
Tomo Razmilovic                                   1,744,630             14,388,567          236,250                 --


                                                      VALUE OF UNEXERCISED, IN-THE-
                                                          MONEY OPTIONS HELD AT
                                                           DECEMBER 31, 2002(A)
                                                 ---------------------------------------
                                                    EXERCISABLE          UNEXERCISABLE
                                                 ------------------   ------------------
William Nuti                                       $             --    $             --
Richard Bravman                                                  --             313,000
Jerome Swartz(B)                                         18,719,088              19,500
Leonard Goldner(C)                                          973,070               9,750
Kenneth V. Jaeggi(D)                                             --               7,800
Satya P. Sharma(E)                                        1,615,945               7,800
Tomo Razmilovic                                                  --                  --

-----------------------

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

401(K) PLAN
-----------

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

EXECUTIVE RETIREMENT PLAN
-------------------------

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

                               PENSION PLAN TABLE
                               ------------------

         3-YEAR AVERAGE ANNUAL
              COMPENSATION            5 YEARS OF SERVICE           10 YEARS OF SERVICE        15 YEARS OF SERVICE
        ------------------------- -------------------------   ---------------------------  ------------------------
        $        400,000          $        100,000             $        200,000             $        200,000
                 800,000                   200,000                      400,000                      400,000
               1,200,000                   300,000                      600,000                      600,000
               1,600,000                   400,000                      800,000                      800,000
               2,000,000                   500,000                    1,000,000                    1,000,000
               2,400,000                   600,000                    1,200,000                    1,200,000

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------

         Our Compensation/Stock Option Committee of our Board of Directors is composed entirely of outside directors. Messrs. Guthart and Mallement were, in 2002, and currently are the members of the Compensation/Stock Option Committee. During the last ten years, they have not been officers or employees of Symbol.

         None of Symbol's executive officers currently serves, or in the past, has served, on the Board of Directors or Compensation Committee of any other company that has one or more executive officers serving on Symbol's Board of Directors or Compensation/Stock Option Committee.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  ---------------------------------------------------
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS
                  ------------------------------------------

         The following table sets forth the beneficial ownership of Symbol common stock by (i) those persons known by Symbol to own beneficially more than 5% of Symbol's outstanding common stock; (ii) each executive officer named in the Summary Compensation Table under "Item 11. Executive Compensation"; (iii) each director; and (iv) all directors and executive officers of Symbol as a group.

                                                                       AMOUNT AND NATURE OF       PERCENT OF COMMON
        NAME OF INDIVIDUAL OR IDENTITY OF GROUP                        BENEFICIAL OWNERSHIP (1)   STOCK
        -----------------------------------------------------------    ------------------------  --------------------
        FMR Corp.
        82 Devonshire Street
        Boston, Massachusetts 02109...............................          27,911,138 (2)               12.1%
        Jerome Swartz.............................................           9,260,615 (3)                4.0%
        Harvey P. Mallement.......................................             407,165 (4)                *
        Raymond R. Martino........................................             665,327 (5)                *
        George Bugliarello........................................             271,614 (6)                *
        Leo A. Guthart............................................             139,375 (7)                *
        James Simons..............................................              68,750 (8)                *
        Richard Bravman...........................................             528,009 (9)                *
        Leonard H. Goldner........................................          1,091,336 (10)                *
        Kenneth V. Jaeggi.........................................            456,506 (11)                *
        William Nuti..............................................            600,000 (12)                *
        Satya P. Sharma...........................................          1,130,811 (13)                *
        Tomo Razmilovic...........................................            884,549 (14)                *
        All executive officers and directors as a group (consisting
        of 13 individuals)........................................          2,803,870 (15)           1.2% (16)

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
                                                                                              NUMBER OF SECURITIES
                                            (A)                          (B)                REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING       EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS               REFLECTED IN COLUMN (A))
------------------------------- ---------------------------- ---------------------------- -----------------------------
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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

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

         In October 1999 and February 2002, we loaned Richard Bravman, our former Vice Chairman of the Board of Directors, Chief Executive Officer and Director, $500,000 and $1,000,000, respectively, for relocation expenses and the purchase of new residences in connection with his employment by Symbol. See Note 9 to the Consolidated Financial Statements included elsewhere herein.

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
               ---------------------------------------------------------------

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

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED FINANCIAL STATEMENTS AND
                      -------------------------------------
         FINANCIAL STATEMENT SCHEDULES AS OF DECEMBER 31, 2002 AND 2001
         --------------------------------------------------------------
      AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
      ---------------------------------------------------------------------

                                    I N D E X
                                    ---------

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

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                  ANNUAL REPORT

                                       ON

                                   FORM 10-K/A

                              FOR FISCAL YEAR ENDED

                                DECEMBER 31, 2002

                       ----------------------------------

                            SYMBOL TECHNOLOGIES, INC.

                                    EXHIBITS

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symbol Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

         As discussed in Note 7 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.



/s/ DELOITTE & TOUCHE LLP
New York, New York
December 30, 2003
(February 24, 2004 as to the effects of the restatement discussed in Note 2(b))

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                                       DECEMBER 31,      DECEMBER 31,
                                                                                           2002              2001
                                                                                      (AS RESTATED -    (AS RESTATED -
ASSETS                                                                                 SEE NOTE 2)       SEE NOTE 2)
------
CURRENT ASSETS:
Cash and cash equivalents...................................................         $        76,121   $        70,365
Accounts receivable, less allowance for doubtful accounts of $34,272 and
  $27,168, respectively.....................................................                 151,417           141,327
Inventories.................................................................                 261,096           338,165
Deferred income taxes.......................................................                 167,489           288,402
Prepaid and refundable income taxes.........................................                   1,360            22,498
Other current assets........................................................                  32,933            34,563
                                                                                     ---------------   ---------------
Total current assets........................................................                 690,416           895,320

Property, plant and equipment, net..........................................                 208,209           250,784
Deferred income taxes.......................................................                 222,475            78,429
Investments in marketable securities........................................                  54,939            76,004
Goodwill, net...............................................................                 301,023           292,780
Intangible assets, net......................................................                  37,125            36,887
Other assets................................................................                  58,008            75,167
                                                                                     ---------------   ---------------
   Total assets.............................................................         $     1,572,195   $     1,705,371
                                                                                     ===============   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued expenses.......................................         $       427,568   $       272,486
Current portion of long-term debt...........................................                   6,681             6,548
Deferred revenue............................................................                  32,903            42,766
Accrued restructuring expenses..............................................                   6,948            13,640
                                                                                     ---------------   ---------------
   Total current liabilities................................................                 474,100           335,440

Convertible subordinated notes and debentures...............................                      --            85,052
Long-term debt, less current maturities.....................................                 135,614           220,521
Deferred revenue............................................................                  15,821            11,723
Other liabilities...........................................................                  58,921            53,520

Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 10,000 shares, none issued or
  outstanding...............................................................                      --                --
Series A Junior Participating preferred stock, par
value $1.00, authorized 500 shares, none issued or outstanding..............                      --                --
Common stock, par value $0.01; authorized 600,000 shares; issued 256,589
  shares and 253,313 shares, respectively...................................                   2,566             2,533
Additional paid-in capital..................................................               1,323,085         1,373,432
Accumulated other comprehensive loss, net...................................                 (13,096)          (15,919)
Accumulated deficit.........................................................                (188,340)         (138,827)
                                                                                     ---------------   ---------------
                                                                                           1,124,215         1,221,219
LESS:
Treasury stock at cost, 25,962 shares and 24,849 shares, respectively.......                (236,476)         (222,104)
                                                                                     ---------------   ---------------
   Total stockholders' equity...............................................                 887,739           999,115
                                                                                     ---------------   ---------------
      Total liabilities and stockholders' equity............................         $     1,572,195   $    1,705,371
                                                                                     ===============   ===============

                 See notes to Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------------
                                                                      2002                2001                 2000
                                                               ------------------ -----------------     ----------------

                                                                 (AS RESTATED -      (AS RESTATED -        (AS RESTATED -
                                                                  SEE NOTE 2)          SEE NOTE 2)          SEE NOTE 2)
  REVENUE:                                                     ------------------ -----------------     ----------------
  Product.................................................     $     1,103,070     $     1,206,176      $     1,005,787
  Services................................................             298,547             281,280              207,476
                                                               ------------------ -----------------     ----------------
                                                                     1,401,617           1,487,456            1,213,263
  COST OF REVENUE:
  Product cost of revenue.................................             693,980             826,766              658,149
  Services cost of revenue................................             219,985             219,310              162,709
                                                               ------------------ -----------------     ----------------
                                                                       913,965           1,046,076              820,858
                                                               ------------------ -----------------     ----------------
  Gross profit............................................             487,652             441,380              392,405
                                                               ------------------ -----------------     ----------------
  OPERATING EXPENSES:
  Engineering.............................................             142,602             149,523              127,740
  Selling, general and administrative.....................             343,971             329,044              326,117
  Stock based compensation expense/(recovery) under variable
     plan accounting......................................             (68,084)            (92,760)               9,402
  Loss provision for legal settlements....................              98,300                   -                    -
  Restructuring and impairment charges....................               2,590              10,218                4,761
  In-process research and development.....................                   -                   -               87,600
  Merger integration charges..............................                   -               9,238                6,785
  Amortization of goodwill................................                   -              14,823                6,347
                                                               ------------------ -----------------     ----------------
                                                                       519,379             420,086              568,752
                                                               ------------------ -----------------     ----------------
  (Loss)/earnings from operations.........................             (31,727)             21,294             (176,347)
                                                               ------------------ -----------------     ----------------
  OTHER (EXPENSE)/INCOME:
  Interest income.........................................               2,322               2,876                4,484
  Interest expense........................................             (16,801)            (22,145)             (19,405)
  Impairment of investments...............................             (32,200)            (23,757)                   -
  Other income, net.......................................              16,676               4,177                    -
                                                               ------------------ -----------------     ----------------
                                                                       (30,003)            (38,849)             (14,921)
                                                               ------------------ -----------------     ----------------
  (Loss)/earnings before
     income taxes.........................................             (61,730)            (17,555)            (191,268)
  (Benefit from)/provision for income taxes...............             (16,815)                214              (53,602)
                                                               ------------------ -----------------     ----------------
  Net loss................................................     $       (44,915)    $       (17,769)     $      (137,666)
                                                               ================== ==================    ================
  LOSS PER SHARE:
  Basic and diluted.......................................     $         (0.20)    $         (0.08)     $         (0.67)
                                                               ================== ==================    ================
  WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING:
  Basic and diluted.......................................             229,593             227,173              206,347
                                                               ================== ==================    ================

                 See notes to Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
                            (AS RESTATED-SEE NOTE 2)
                  (Amounts in thousands, except per share data)


                                COMMON STOCK $0.01 PAR VALUE    ADDITIONAL                      RETAINED
                              -------------------------------    PAID-IN        DEFERRED        EARNINGS/
                               SHARES ISSUED      AMOUNT         CAPITAL      COMPENSATION      (DEFICIT)
                              ---------------    ------------  -----------   -------------   -------------
STOCKHOLDERS' EQUITY

BALANCE,
DECEMBER 31, 1999 (as
  previously reported)....        229,023     $     2,290      $  361,577    $         -     $   479,806
Prior period adjustments
  (See Note 2)............              -               -         439,697              -        (456,659)
--------------------------    ---------------    ------------  -----------   -------------   -------------
BALANCE, JANUARY 1, 2000 .        229,023           2,290         801,274              -          23,147
Comprehensive loss:
Net loss..................              -               -               -              -        (137,666)
Translation adjustments,
  net of tax..............              -               -               -              -               -
Unrealized losses on
  available for sale
  securities, net of tax..              -               -               -              -               -
Minimum pension liability
  adjustment, net of tax..              -               -               -              -               -
Total comprehensive loss..              -               -               -              -               -
Exercise of stock options.          5,052              51          48,379              -               -
Exercise of warrants......             57               1             381              -               -
Stock based compensation
  expense/(recovery) under
  variable plan accounting.             -               -           9,402              -               -
Issuance of common stock
  and vested stock options
  related to acquisition...        13,163             131         404,644              -               -
Deferred compensation
  expense on remeasured
  unvested stock options...             -               -           1,869         (1,869)              -
Compensation expense on
  remeasured unvested
  stock options............             -               -               -            408               -
Purchase of treasury
  shares..................              -               -               -              -               -


                                                                  ACCUMULATED
                                                                     OTHER
                                                 COMPREHENSIVE   COMPREHENSIVE
                                 TREASURY STOCK  INCOME (LOSS)   INCOME (LOSS)      TOTAL
                               ---------------- -------------- --------------- --------------
STOCKHOLDERS' EQUITY

BALANCE,
DECEMBER 31, 1999 (as
  previously reported)....       $  (200,861)                   $    (2,352)    $    640,460
Prior period adjustments
  (See Note 2)............            (2,761)                         3,025          (16,698)
                                ---------------                  -----------    -------------
BALANCE, JANUARY 1, 2000 .          (203,622)                           673          623,762
Comprehensive loss:
Net loss..................                 -    $   (137,666)                       (137,666)
Translation adjustments,
  net of tax..............                 -          (3,028)        (3,028)          (3,028)
Unrealized losses on
  available for sale
  securities, net of tax..                 -          (8,572)        (8,572)          (8,572)
Minimum pension liability
  adjustment, net of tax..                 -            (215)          (215)            (215)
                                                 -------------
Total comprehensive loss..                 -    $   (149,481)             -                -
                                                 =============
Exercise of stock options.                 -                              -           48,430
Exercise of warrants......                 -                              -              382
Stock based compensation
  expense/(recovery) under
  variable plan accounting.                -                              -            9,402
Issuance of common stock
  and vested stock options
  related to acquisition...                -                              -          404,775

Deferred compensation
  expense on remeasured
  unvested stock options...                -                              -                -
Compensation expense on
  remeasured unvested
  stock options............                -                              -              408
Purchase of treasury
  shares..................           (49,801)                             -          (49,801)


                 See notes to Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
                            (AS RESTATED-SEE NOTE 2)
                  (Amounts in thousands, except per share data)

                              COMMON STOCK, $0.01 PAR VALUE
                             -------------------------------
                                                             ADDITIONAL                     RETAINED
                                                               PAID-IN       DEFERRED      EARNINGS/      TREASURY    COMPREHENSIVE
                              SHARES ISSUED      AMOUNT        CAPITAL     COMPENSATION    (DEFICIT)        STOCK     INCOME (LOSS)
                             ---------------   ------------- -----------  -------------   ------------  ----------- ---------------
Re-issuance of
  treasury shares......                 -              -        142,811             -              -         64,641
Dividends paid.........                 -              -              -             -         (2,742)             -
                             ---------------   ------------- -----------  -------------   ------------  -----------
BALANCE, DECEMBER 31,
  2000.................           247,295          2,473      1,408,760        (1,461)      (117,261)      (188,782)
Comprehensive loss:
Net loss...............                 -              -              -             -        (17,769)             -   $   (17,769)
Translation
  adjustments, net of
  tax..................                 -              -              -             -              -              -        (6,409)
Unrealized gains on
  available for sale
  securities, net of
  tax..................                 -              -              -             -              -                        1,417
Minimum pension
  liability adjustment,
  net of tax...........                 -              -              -             -              -              -           215
                                                                                                                     -------------
Total comprehensive
  loss.................                 -              -              -             -              -              -   $   (22,546)
                                                                                                                     =============
Exercise of stock
  options..............             6,018             60         57,432             -              -              -
Stock based
  compensation expense/
  (recovery) under
  variable plan
  accounting...........                 -              -        (92,760)            -              -              -
Compensation expense
  on remeasured
  unvested stock
  options..............                 -              -              -         1,461              -              -
Purchase of treasury
  shares...............                 -              -              -             -              -        (41,275)



                            ACCUMULATED
                               OTHER
                           COMPREHENSIVE
                           INCOME (LOSS)      TOTAL
                          ---------------  ------------
Re-issuance of
  treasury shares......              -        207,452
Dividends paid.........              -         (2,742)
                            -----------    ------------
BALANCE, DECEMBER 31,
  2000.................        (11,142)     1,092,587
Comprehensive loss:
Net loss...............              -        (17,769)
Translation
  adjustments, net of
  tax..................         (6,409)        (6,409)
Unrealized gains on
  available for sale
  securities, net of
  tax..................          1,417          1,417
Minimum pension
  liability adjustment,
  net of tax...........            215            215

Total comprehensive
  loss.................              -              -

Exercise of stock
  options..............              -         57,492
Stock based
  compensation expense/
  (recovery) under
  variable plan
  accounting...........              -        (92,760)

Compensation expense
  on remeasured
  unvested stock
  options..............              -          1,461
Purchase of treasury
  shares...............              -        (41,275)


                 See notes to Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
                            (AS RESTATED-SEE NOTE 2)
                  (Amounts in thousands, except per share data)


                                 COMMON STOCK, $0.01 PAR
                                          VALUE
                               ---------------------------
                                                             ADDITIONAL                     RETAINED
                                                               PAID-IN       DEFERRED      EARNINGS/      TREASURY
                               SHARES ISSUED     AMOUNT        CAPITAL     COMPENSATION    (DEFICIT)        STOCK
                               -------------- ------------  ------------   ------------   ------------    ---------
Re-issuance of treasury
  shares.................                -              -             -              -              -         7,953
Dividends paid...........                -              -             -              -         (3,797)
                               -------------- ------------  ------------   ------------   ------------    ---------
BALANCE, DECEMBER 31,
  2001...................          253,313          2,533     1,373,432              -       (138,827)     (222,104)
Comprehensive loss:
Net loss.................                -              -             -              -        (44,915)            -
Translation adjustments,
  net of tax.............                -              -             -              -              -
Unrealized losses on
  available for sale
  securities, net of
  tax....................                -              -             -              -              -

Total comprehensive loss.                -              -             -              -              -             -

Exercise of stock options            3,099             31        17,579              -              -             -
Exercise of warrants.....              177              2           912              -              -             -
Stock based compensation
  expense/(recovery)
  under variable plan
  accounting.............                -              -       (68,084)             -              -             -
Purchase of treasury
  shares.................                -              -             -              -              -       (26,092)
Re-issuance of treasury
  shares.................                -              -          (754)             -              -        11,720
Dividends paid...........                -              -             -              -         (4,598)            -
                               -------------- ------------  ------------   ------------   ------------    ---------
BALANCE,
  DECEMBER 31, 2002......          256,589    $     2,566   $ 1,323,085    $         -    $  (188,340)  $  (236,476)
                               ============== ============  ============   ============   ============   ==========


                                                ACCUMULATED
                                                   OTHER
                                                COMPREHENSIVE
                                 COMPREHENSIVE     INCOME
                                 INCOME (LOSS)     (LOSS)         TOTAL
                               ---------------  --------------- ----------
Re-issuance of treasury
  shares.................                                 -         7,953
Dividends paid...........                                 -        (3,797)
                                                --------------- ----------
BALANCE, DECEMBER 31,
  2001...................                           (15,919)      999,115
Comprehensive loss:
Net loss.................        $   (44,915)             -       (44,915)
Translation adjustments,
  net of tax.............              6,663          6,663         6,663
Unrealized losses on
  available for sale
  securities, net of
  tax....................             (3,840)        (3,840)       (3,840)
                               ---------------
Total comprehensive loss.        $   (42,092)             -             -
                               ===============
Exercise of stock options                                 -        17,610
Exercise of warrants.....                                 -           914
Stock based compensation
  expense/(recovery)
  under variable plan
  accounting.............                                 -       (68,084)
Purchase of treasury
  shares.................                                 -       (26,092)
Re-issuance of treasury
  shares.................                                 -        10,966
Dividends paid...........                                 -        (4,598)
                                                --------------- ----------
BALANCE,
  DECEMBER 31, 2002......                       $   (13,096)    $ 887,739
                                                ==============  ==========

                 See notes to Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------------
                                                                                 2002          2001          2000
                                                                             (AS RESTATED   (AS RESTATED  (AS RESTATED
                                                                            - SEE NOTE 2)  - SEE NOTE 2)  - SEE NOTE 2)
                                                                            ------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................................       $   (44,915)  $   (17,769)  $  (137,666)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY/(USED IN)
  OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and equipment........            56,460        61,376        57,508
Other amortization....................................................            12,877        29,215        11,360
Provision for losses on accounts receivable...........................            15,975         6,936         3,927
Provision for inventory writedown.....................................            26,339       164,099        77,270
Non cash restructuring, asset impairment and other charges............            46,774        35,756         6,847
Non cash stock based compensation (recoveries) charges................           (65,092)      (91,299)        9,810
Loss on sale of property, plant and equipment.........................             3,031         2,895         3,032
Unrealized holding loss on marketable securities......................            17,090        98,862             -
Increase in fair value of derivative..................................           (37,787)      (90,063)            -
Deferred income taxes (benefit) provision.............................           (22,964)       18,370      (106,497)
Tax benefit on exercise of stock options and warrants.................               139        20,454        21,446
Acquired in-process research and development..........................                 -             -        87,600
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS OF
  ACQUISITIONS AND DIVESTITURES:
Accounts receivable...................................................           (25,572)       18,718        28,416
Inventories...........................................................            51,320      (126,444)     (207,786)
Other assets..........................................................             5,835       (43,097)       (4,602)
Net proceeds (payments) from lease securitizations....................            (3,930)        8,516        22,159
Accounts payable and accrued expenses.................................           152,771      (106,632)        6,842
Accrued restructuring expenses........................................            (6,692)      (37,885)       (1,444)
Other liabilities and deferred revenue................................            (4,189)        5,577         9,958
                                                                            ------------- -------------- --------------
     Net cash provided by/(used in) operating activities..............           177,470       (42,415)     (111,820)
                                                                            ------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of companies purchased, net of cash acquired.....................           (10,796)       (2,872)       (1,714)
Proceeds from termination of collar arrangement.......................                 -        88,046             -
Investment in AirClic Inc.............................................                 -             -       (35,010)
Proceeds from sale of property, plant and equipment...................             4,243         1,463            44
Purchases of property, plant and equipment............................           (34,703)      (99,489)      (83,371)
Investments in intangible and other assets............................            (2,376)       (7,995)      (16,634)
                                                                            ------------- -------------- --------------
     Net cash used in investing activities............................           (43,632)      (20,847)     (136,685)
                                                                            ------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and long-term debt............                 -       169,949       132,190
Repayment of notes payable and long-term debt.........................           (51,837)      (85,747)      (61,793)
Repurchase of convertible notes and debentures........................           (84,432)      (20,665)            -
Proceeds from exercise of stock options, warrants and employee stock
  purchase plan.......................................................            15,074        38,142        25,047
Reissuance of treasury shares.........................................                 -             -       200,587
Purchase of treasury shares...........................................            (8,772)      (15,421)      (14,291)
Dividends paid........................................................            (4,598)       (3,797)       (2,742)
                                                                            ------------- -------------- --------------
     Net cash (used in)/provided by financing activities..............          (134,565)       82,461       278,998
                                                                            ------------- -------------- --------------

Effects of exchange rate changes on cash..............................             6,483        (1,458)       (1,374)
                                                                            ------------- -------------- --------------
Net increase in cash and cash equivalents.............................             5,756        17,741        29,119
                                                                            ------------- -------------- --------------
Cash and cash equivalents, beginning of year..........................            70,365        52,624        23,505
                                                                            ------------- -------------- --------------
     Cash and cash equivalents, end of year...........................       $    76,121   $    70,365   $    52,624
                                                                            ============= ============== ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID (RECEIVED) DURING THE YEAR FOR:
Interest..............................................................       $    15,598   $    18,748   $    11,909
Income taxes..........................................................           (11,513)        2,662        25,351

                 See notes to Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002 AND 2001
            AND FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

a.       Description of Business and Principles of Consolidation
         -------------------------------------------------------

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

b.       Cash and Cash Equivalents
         -------------------------

Cash and cash equivalents include highly liquid investments with original maturities of three months or less and consist primarily of money market funds and time deposits at December 31, 2002 and 2001. Such investments are stated at cost, which approximates market value and were $19,249 and $1,765 in 2002 and 2001, respectively. These investments are not subject to significant market risk.

c.       Allowance for Doubtful Accounts
         -------------------------------

Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risks, as well as the aging of the accounts receivable.

d.       Inventories
         -----------

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

e.       Property, Plant and Equipment
         -----------------------------

Property, plant and equipment are recorded at cost. Depreciation and amortization is provided on a straight-line basis over the following estimated useful lives:

Buildings and improvements..................................................................          15 to 40 years
Machinery and equipment.....................................................................           3 to 7 years
Furniture, fixtures and office equipment....................................................           3 to 10 years
Computer hardware and software..............................................................           3 to 7 years
Leasehold improvements (limited to terms of the leases).....................................           2 to 10 years

f.       Goodwill and Intangible Assets
         ------------------------------

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

g.       Research and Development including Software Development Costs
         -------------------------------------------------------------

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

h.       Marketable Securities
         ---------------------

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

We evaluated the carrying value of our investments in marketable equity securities considered available-for-sale as required under the provisions of SFAS No. 115. Based on the evidence reviewed in each year, we determined certain declines in market value for these investments were other-than-temporary. In accordance with the provisions of SFAS No. 115, we recorded pre-tax impairment charges of $32,200 and $23,757 in 2002 and 2001, respectively. These charges are shown as a component of other income/(expense) in the Consolidated Statements of Operations.

i.       Long-Lived Assets
         -----------------

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

j.       Securitization Transactions
         ---------------------------

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

k.       Revenue Recognition
         -------------------

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

1.       Warranty
         --------

We provide standard warranty coverage for most of our products for a period of one year from the date of shipment. We record a liability for estimated warranty claims based on historical claims, product failure rates and other factors. This warranty liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair and service the equipment.

The following table illustrates the changes in our warranty reserves for the years ended December 31, 2002, 2001 and 2000, respectively:

                                                               2002                 2001                 2000
                                                         --------------       --------------      -------------
Balance, beginning of year.........................       $     12,556          $    12,953         $    9,190
Charges to expense - cost of revenue...............             39,249               29,314             31,211
Utilization/payment................................            (36,771)             (29,711)           (29,175)
Other..............................................                  -                    -              1,727(a)
                                                         --------------       --------------      -------------
Balance, end of year...............................       $     15,034          $    12,556         $   12,953
                                                         ==============       ==============      =============

         (a) Telxon related warranty reserve (See Note 3)

m.       Income Taxes
         ------------

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

n.       Loss Per Share
         --------------

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

o.       Stock-Based Compensation
         ------------------------

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

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                           2002                   2001                   2000
                                                   -------------------  ---------------------  --------------------
Net loss - as reported....................         $          (44,915)    $         (17,769)     $       (137,666)
Stock based employee compensation
  (recovery)/expense included in reported
  net loss, net of related tax effects....                    (41,872)              (57,047)                5,705
Less total stock based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects..............                    (21,034)              (21,363)              (15,435)
                                                   -------------------  ---------------------  --------------------
Pro forma net loss........................         $         (107,821)    $         (96,179)     $       (147,396)
                                                   ===================  =====================  ====================
Loss per share:
Basic and diluted - as reported...........         $           (0.20)     $           (0.08)     $          (0.67)
                                                   ===================  =====================  ====================
Basic and diluted - pro forma.............         $           (0.47)     $           (0.42)     $          (0.71)
                                                   ===================  =====================  ====================

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

See Note 17 for further details regarding our Stock Compensation Plans.

p.       Derivative Instruments, Foreign Currency and Hedging Activities
         ---------------------------------------------------------------

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

q.       Segment Information
         -------------------

We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. (See Note 20)

r.       Use of Estimates
         ----------------

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

s.       Stock Splits
         ------------

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

t.       Recently Issued Accounting Pronouncements
         -----------------------------------------

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

2.       RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
         ------------------------------------------------------

(a) Subsequent to the issuance of the Company's December 31, 2001 financial statements, management of the Company identified certain accounting errors and irregularities, as discussed below, in its previously issued financial statements that extended back to 1998. As a result, the Consolidated Financial Statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 have been restated from the amounts previously reported.

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

Revenue Recognition
-------------------

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

Persuasive evidence of an arrangement exists
--------------------------------------------

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

Delivery had not occurred or services had not been rendered
-----------------------------------------------------------

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

The seller's price to the buyer was not fixed or determinable
-------------------------------------------------------------

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

Collectibility is reasonably assured
------------------------------------

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

Restructuring Reserves
----------------------

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

Inventory
---------

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

Computer Hardware and Software Costs
------------------------------------

We determined that certain computer hardware costs had been incorrectly capitalized. In addition, as a result of our investigation, we determined that the criteria provided in SFAS No. 86 to determine when technological feasibility has been established had been misapplied resulting in an error in the capitalization of development costs of software which should have been expensed.

Patent Costs
------------

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

AirClic Transaction
-------------------

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

Telxon Transaction
------------------

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

Brazil Acquisition
------------------

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

Accruals, Reserves and Prepayments
----------------------------------

We identified errors in the accounting for certain accruals and prepayments. Specifically, we identified instances in which we established reserves or released reserves in error.

Statement of Operations Reclassifications
-----------------------------------------

We discovered numerous instances in which certain categories of expenses were inappropriately classified in the statements of operations.

Stock Option Accounting
-----------------------

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

Executive Life Insurance
------------------------

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

Interest Expense
----------------

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

Balance Sheet Adjustments and Reclassifications
-----------------------------------------------

We identified errors associated with the cut off of cash receipts. In these instances, recording of cash receipts was inappropriately accelerated into earlier accounting periods. In addition, reclassifications were made incorrectly to certain balance sheet accounts such as accounts receivable and other assets.

Other Restatement-Related Adjustments
-------------------------------------

We identified instances where marketable securities, property, plant and equipment and other long-lived assets were carried at amounts exceeding their net realizable values.

Income Taxes
------------

As a result of the adjustments described above, we have adjusted our tax provisions and related accounts for the periods involved.

(b) Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2002, management determined that the Company should have recognized an other-than-temporary impairment in its investment in Cisco Systems, Inc. common stock, classified as available-for-sale, in September 2001. In the Company's previously issued financial statements this impairment was recognized in the second quarter of 2002. As a result, the accompanying 2002 and restated 2001 financial statements have been adjusted to appropriately reflect the decline in the fair value of the Cisco Systems, Inc. common stock as an other-than-temporary impairment in September 2001. We concluded that the decline was other-than-temporary based upon the fact that Cisco common stock had been trading substantially below our historical cost for eight months as of September 30, 2001 with no clear evidence at the time that its trading price would return to our historical cost.

         The impact of such adjustment for the year ended December 31, 2002 and the nine months ended September 30, 2002 was to reduce the loss before income taxes and net loss by $20,910 and $12,860 ($0.05 per basic and diluted share). The impact of such adjustment for the year ended December 31, 2001 was to reduce earnings before income taxes from $4,681 to a loss of $17,555 and increase net loss by $13,675 ($0.06 per basic and diluted share) from the amounts previously reported. This adjustment did not impact previously reported total stockholders' equity as of December 31, 2002 and 2001.

The impact of such adjustment has been reflected in the table presented below in this Note 2 and accordingly, the accompanying consolidated financial statements have been restated from the amounts previously reported to reflect the adjustment described above.

The following table presents the effects of the aforementioned adjustments on pre-tax loss as previously reported:

(Increase) decrease in pre-tax loss (in thousands):

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                            2002                   2001                  2000
                                                          -----------------  ---------------------  -----------------
Pre-tax loss, previously reported.................          $   (82,640)         $     (79,193)        $     (79,558)
REVENUE ADJUSTMENTS:
Product...........................................                   --                 59,306              (226,533)
Service...........................................                   --                (24,547)               (9,694)
                                                          -----------------  ---------------------  -----------------
                                                                     --                 34,759              (236,227)
COST OF REVENUE ADJUSTMENTS:
Product revenue cost..............................                   --                (29,394)               70,805
Service revenue cost..............................                   --                  4,236                 1,433
Restructuring reserves............................                   --                 25,586                25,103
Excess and obsolete inventory.....................                   --                (24,613)               10,099
Computer software.................................                   --                 24,105                63,995
Telxon transaction................................                   --                 (1,539)               (1,285)
Accruals, reserves and prepayments................                   --                 17,329                   147
Other, net........................................                   --                 (3,206)               (2,018)
                                                          -----------------  ---------------------  -----------------
                                                                     --                 12,504               168,279
OPERATING AND OTHER EXPENSES:
Restructuring reserves............................                   --                (22,677)               20,375
Computer hardware and software costs..............                   --                (37,574)              (37,075)
Patent costs......................................                   --                 (5,094)               (2,642)
Telxon transaction................................                   --                (16,531)                 (573)
Brazil acquisition................................                   --                     --                (3,250)
Accruals and prepayments..........................                   --                 19,693                (5,972)
Stock option accounting...........................                   --                 92,760                (9,402)
Executive life insurance..........................                   --                 (1,824)               (1,932)
Impairment of investments.........................               20,910                (23,757)                   --
Interest expense..................................                   --                   (691)               (3,125)
Bad debt impact of revenue adjustments............                   --                  7,254                  (542)
Other, net........................................                   --                  2,816                   376
                                                          -----------------  ---------------------  -----------------
                                                                 20,910                 14,375               (43,762)
(Increase) decrease in pre-tax loss...............               20,910                 61,638              (111,710)
                                                          -----------------  ---------------------  -----------------
Loss before income taxes, as restated.............          $   (61,730)         $     (17,555)        $    (191,268)
                                                          =================  =====================  =================

The following is a summary of the significant effects of the restatement on our previously reported results of operations and financial position:

                                             YEAR ENDED                    YEAR ENDED                YEAR ENDED
                                           DECEMBER 31. 2002           DECEMBER 31, 2001          DECEMBER 31, 2000
                                        ------------------------    -------------------------  ------------------------
                                          AS                             AS                        AS
                                        PREVIOUSLY       AS          PREVIOUSLY       AS       PREVIOUSLY
                                        REPORTED       RESTATED       REPORTED     RESTATED     REPORTED    AS RESTATED
                                        -----------  -----------    -----------  ------------  -----------  -----------
                                                                     (All amounts in thousands, except per share data)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenue........................         $1,401,617    $1,401,617    $1,452,697   $1,487,456    $1,449,490   $1,213,263
Cost of revenue................            913,965       913,965     1,058,580    1,046,076       989,137      820,858
Gross profit...................            487,652       487,652       394,117      441,380       460,353      392,405
Stock based compensation
     (recovery)/expense under
     variable plan accounting..            (68,084)      (68,084)           --      (92,760)           --        9,402
Other operating expenses.......            587,463       587,463       455,335      512,846       527,691      559,350
(Loss)/earnings from operations            (31,727)      (31,727)      (61,218)      21,294       (67,338)    (176,347)
Loss before income taxes.......            (82,640)      (61,730)      (79,193)      (17,555)     (79,558)    (191,268)
Net loss.......................            (57,775)      (44,915)      (53,907)      (17,769)     (68,966)    (137,666)
NET LOSS PER COMMON SHARE:
Basic and diluted..............      $   (0.25)      $   (0.20)    $   (0.24)    $   (0.08)   $    (0.33)   $   (0.67)


                                                                 AS OF                            AS OF
                                                           DECEMBER 31, 2002                DECEMBER 31, 2001
                                                     ------------------------------   ------------------------------
                                                      AS PREVIOUSLY                   AS PREVIOUSLY
                                                        REPORTED       AS RESTATED       REPORTED       AS RESTATED
                                                     --------------  --------------   --------------  --------------
                                                                                        (All amounts in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Accounts receivable, net .......................     $      151,417   $    151,417   $       307,576   $    141,327
Inventories.....................................            261,096        261,096           310,924        338,165
Total current assets............................            690,291        690,416         1,000,208        895,320
Goodwill and other intangible assets, net.......            338,148        338,148           413,308        329,667
Total assets....................................          1,572,195      1,572,195         1,892,674      1,705,371
Accounts payable and accrued expenses...........            427,568        427,568           279,615        272,486
Deferred revenue, current.......................             32,903         32,903            34,641         42,766
Total current liabilities.......................            474,100        474,100           339,733        335,440
Deferred revenue, non-current...................             15,821         15,821             7,084         11,723
Total other liabilities.........................            194,535        194,535           365,068        359,093
Total stockholders' equity......................     $      887,739   $    887,739   $     1,180,789   $    999,115


3.       ACQUISITIONS
         ------------

a.       Telxon Acquisition
         ------------------

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

The preliminary purchase price allocation resulted in goodwill that amounted to $198,793 at December 31, 2000. The original purchase price was allocated as follows:

Investments in marketable equity securities.............................................    $     262,538
Deferred tax asset......................................................................           17,614
Purchased technology....................................................................           22,800
Other intangible assets.................................................................           17,215
Convertible subordinated notes and debentures assumed...................................         (106,913)
Net liabilities assumed.................................................................          (94,872)
In process research and development costs expensed......................................           87,600
Goodwill................................................................................          198,793
                                                                                           ----------------
      Purchase price....................................................................     $    404,775
                                                                                           ================

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

                                                                               UNAUDITED PRO-FORMA
                                                                     FOR THE YEAR ENDED DECEMBER 31, 2000(1)
                                                             ---------------------------------------------------------
Net revenue............................................                          $     1,507,757
Net earnings...........................................                                   15,809
Diluted earnings per share.............................                                     0.07

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

b.       Brazil Acquisition
         ------------------

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

c.       @POS.Com Acquisition
         --------------------

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

d.       Other Acquisitions
         ------------------

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

4.       INVENTORIES
         -----------

                                                                                DECEMBER 31,         DECEMBER 31,
                                                                                    2002                 2001
                                                                               ---------------     ----------------
Raw materials..........................................................          $    82,115          $   176,241
Work-in-process........................................................               39,931               11,522
Finished goods.........................................................              139,050              150,402
                                                                               ---------------     ----------------
                                                                                 $   261,096          $   338,165
                                                                               ===============     ================


The amounts shown above are net of inventory reserves of $170,057 and $211,621 as of December 31, 2002 and 2001, respectively, and include inventory on consignment of $49,182 and $54,774 as of December 31, 2002 and 2001, respectively.

5.       PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

                                                                                DECEMBER 31,         DECEMBER 31,
                                                                                    2002                 2001
                                                                               ---------------     ----------------
Land...................................................................          $    11,006          $    12,085
Buildings and improvements.............................................               74,063               61,121
Machinery and equipment................................................              106,603              124,965
Furniture, fixtures and office equipment...............................               38,002               42,860
Computer hardware and software.........................................              165,214              162,108
Leasehold improvements.................................................               15,884               15,000
Construction in progress...............................................                    -               19,726
                                                                               ---------------     ----------------
                                                                                     410,772              437,865
Less:  Accumulated depreciation and amortization.......................             (202,563)            (187,081)
                                                                               ---------------     ----------------
                                                                                 $   208,209          $   250,784
                                                                               ================    ================


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

6.       INVESTMENT IN MARKETABLE SECURITIES
         -----------------------------------

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

In January 2001, we sold 6.1 of the Cisco shares and simultaneously terminated the existing Collar and entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") arrangement (see Note 14(i)) with a highly rated financial institution for the remaining 4,160 shares. These shares had a market value of $54,496 at December 31, 2002. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in Investment in Marketable Securities in the Consolidated Balance Sheets. The SAILS contain an embedded equity collar, which effectively manages a large portion of our exposure to fluctuations in the fair value of our holdings in the Cisco shares. At maturity, the SAILS will be exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS No. 133 and the change in fair value of this derivative between reporting dates is recognized as other income/(expense). As there is a legal right of offset, the derivative has been combined with the debt instrument and presented as net long-term debt in the Consolidated Balance Sheets.

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

                                                                                DECEMBER 31,         DECEMBER 31,
                                                                                    2002                 2001
                                                                               -------------        -------------
Cost basis.............................................................          $    10,090          $    10,090
Gross unrealized holding gains on available-for-sale securities........                  162                4,137
                                                                               -------------        -------------
Aggregate fair market value............................................          $    10,252          $    14,227
                                                                               =============        =============


During 2001, we recognized a pretax loss of $23,757 relating to an other-than-temporary decline in the market value of our investment in Cisco (classified as available-for-sale) and several other investments in marketable securities. This loss is included in impairment of investments and is included as a component of other income/(expense) in the Consolidated Statements of Operations.

Information regarding marketable securities classified as trading securities is presented in the table below:

                                                                                DECEMBER 31,         DECEMBER 31,
                                                                                    2002                 2001
                                                                               --------------      ---------------
Cost basis.............................................................          $   142,844          $   142,844
Gross unrealized holding losses on trading securities..................              (98,157)             (81,067)
                                                                               --------------      ---------------
Aggregate fair market value............................................          $    44,687          $    61,777
                                                                               ==============      ===============

7.       GOODWILL AND OTHER INTANGIBLE ASSETS
         ------------------------------------

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

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

                                                      PRODUCTS                SERVICES                 TOTAL
                                                  ----------------         -------------         --------------------
Balance as of January 1, 2002............           $    237,152           $    55,628            $     292,780
Goodwill acquired during the year........                 11,330                 2,307                   13,637
Translation adjustments..................                   (423)                   32                     (391)
Other adjustments, net (1)...............                 (4,045)                 (958)                  (5,003)
                                                  ----------------         -------------         --------------------
Balance as of December 31, 2002..........           $    244,014           $    57,009            $     301,023
                                                  ================         =============         ====================

(1) Includes $5,443 related to the reduction of certain liabilities recorded at the time of the Telxon acquisition (see Note 3).

Adjusted financial information assuming SFAS No. 142 had been adopted as of January 1, 2000 is as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                        2002             2001              2000
                                                                      -------------  ---------------  -----------------
Net loss, as reported.......................................          $   (44,915)   $      (17,769)  $     (137,666)
Goodwill amortization, net of tax ..........................                    -            14,823            6,347
Adjusted net loss...........................................          $   (44,915)   $       (2,946)  $     (131,319)
                                                                      =============  ===============  =================

BASIC PER SHARE AMOUNTS:
Net loss, as reported ......................................          $    (0.20)    $       (0.08)   $       (0.67)
Goodwill amortization, net of tax...........................                    -             0.07             0.03
                                                                      -------------  ---------------  -----------------
Adjusted net loss...........................................          $    (0.20)    $       (0.01)   $       (0.64)
                                                                      =============  ===============  =================

DILUTED PER SHARE AMOUNTS:
Net loss, as reported ......................................          $    (0.20)    $       (0.08)   $       (0.67)
Goodwill amortization, net of tax...........................                    -             0.07             0.03
                                                                      -------------  ---------------  -----------------
Adjusted net loss...........................................          $    (0.20)    $       (0.01)   $       (0.64)
                                                                      =============  ===============  =================


Other than goodwill, finite life intangible assets, all of which are subject to amortization, consist of the following:

                                                           DECEMBER 31, 2002                    DECEMBER 31, 2001
                                                   ---------------------------------------------------------------------
                                                                       ACCUMULATED                          ACCUMULATED
                                                    GROSS AMOUNT      AMORTIZATION       GROSS AMOUNT       AMORTIZATION
                                                   ----------------  ---------------  ------------------  --------------
Patents, trademarks and tradenames..........          $  31,624        $  (19,956)         $  28,746         $  (16,190)
Purchased technology........................             24,817            (6,069)            23,669             (3,088)
Other.......................................              6,865              (156)             3,804                (54)
                                                   ----------------  ---------------  ------------------  --------------
                                                      $  63,306        $  (26,181)         $  56,219         $  (19,332)
                                                   ================  ===============  ==================  ==============


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

8.       AIRCLIC TRANSACTIONS
         --------------------

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

9.       OFFICER LOANS
         -------------

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

10.      LEASE SECURITIZATIONS
         ---------------------

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

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during 2002 and 2001 (weighted based on principal amounts securitized) were as follows:

                                                                                    AS OF DECEMBER 31,
                                                                          -------------------------------------
                                                                              2002                     2001
                                                                          -----------------  ------------------
Prepayment rate...............................................               N/A (1)                  N/A (1)
Weighted-average remaining life (in years)....................               3.26                     2.03
Expected credit losses........................................               $172                     $322
Discount rate.................................................               9 percent                9 percent


The following table presents the fair values of retained interest as of December 31, 2002 and 2001, along with key economic assumptions used to derive the values as of year-end. The table also presents the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in the listed economic assumptions:

                                                                                    AS OF DECEMBER 31,
                                                                          -------------------------------------
                                                                              2002                     2001
                                                                          -----------------  ------------------
Fair value of retained interest...............................                 $12,874                  $14,134
Weighted average remaining life (in years)....................                    2.54                     1.86
Prepayment speed assumption...................................                  N/A (1)                  N/A (1)
     Impact on fair value of 10 percent adverse change........                       -                        -
     Impact on fair value of 20 percent adverse change........                       -                        -
Expected credit losses (annual rate)..........................                     1.0%                     1.0%
     Impact on fair value of 10 percent adverse change........                 $12,839                  $14,118
     Impact on fair value of 20 percent adverse change........                 $12,803                  $14,103
Discount rate.................................................                     9.0%                     9.0%
     Impact on fair value of 10 percent adverse change........                 $12,748                  $13,987
     Impact on fair value of 20 percent adverse change........                 $12,624                  $13,844

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

The table below summarizes certain cash flows received from/(paid to) securitization trusts:

                                                                                YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                            2002                       2001
                                                                        -----------------      ----------------
Proceeds from new securitizations.............................            $  10,000                $  18,700
Collections used by the trust to purchase new balances in
   revolving securitizations..................................                9,111                    6,446
Servicing fees received.......................................                  417                      330
Purchases of delinquent assets................................                  (27)                    (188)


The table below presents information about delinquencies and components of reported and securitized financial assets at December 31, 2002 and 2001:

                                                           2002                                   2001
                                           ----------------------------------------------------------------------------
                                            TOTAL PRINCIPAL       DELINQUENT        TOTAL PRINCIPAL       DELINQUENT
                                           AMOUNT OF LEASES     PRINCIPAL OVER     AMOUNT OF LEASES     PRINCIPAL OVER
                                                                    90 DAYS                                90 DAYS
                                           ------------------  ----------------  --------------------  ----------------
Leases held in portfolio............           $    3,865          $  1,994            $   4,288             $  631
Leases held for securitization......                4,618                 2                5,130                 43
Leases securitized .................               40,609                12               42,445                 13
                                           ------------------  ----------------  --------------------  ----------------
Total leases managed................           $   49,092          $  2,008            $  51,863             $  687
                                           ==================  ================  ====================  ================

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

11.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES
         -------------------------------------

                                                                     DECEMBER 31, 2002          DECEMBER 31, 2001
                                                                   ----------------------    ----------------------
Accounts payable................................................        $    124,846               $    125,798
Accrued compensation, fringe benefits and related payroll taxes.              60,663                     50,761
Accrued litigation..............................................             110,300                          -
Accrued purchase commitments....................................               2,227                     13,822
Accrued professional fees.......................................              25,292                     15,071
Accrued warranty................................................              15,034                     12,556
Accrued rebates.................................................               8,332                      6,022
Other accrued expenses..........................................              80,874                     48,456
                                                                   ----------------------    ----------------------
                                                                        $    427,568               $    272,486
                                                                   ======================    ======================



12.      RESTRUCTURING AND IMPAIRMENT CHARGES
         ------------------------------------

a.       Telxon Acquisition
         ------------------

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

Details of the Telxon restructuring balances are as follows:

                                             WORKFORCE       LEASE OBLIGATION
                                             REDUCTIONS            COSTS         ASSET IMPAIRMENT         TOTAL
                                          ---------------- -------------------- -------------------- --------------
Balance January 1, 2000.............       $         -           $        -        $        -          $        -
Amounts recorded in Telxon
  Acquisition.......................            30,191               19,550             7,377              57,118
Provision...........................             2,964                   20             4,571               7,555
Utilization/payments................              (734)                (428)           (7,838)             (9,000)
                                          ---------------- -------------------- -------------------- --------------
Balance December 31, 2000...........            32,421               19,142             4,110              55,673
Additional provision................             5,128                    -               312               5,440
Utilization/payments................           (36,915)             (16,690)           (4,150)            (57,755)
                                          ---------------- -------------------- -------------------- --------------
Balance December 31, 2001...........               634                2,452               272               3,358
Utilization/payments................              (476)              (1,256)             (272)             (2,004)
                                          ---------------- -------------------- -------------------- --------------
Balance December 31, 2002...........       $       158           $    1,196        $        -          $    1,354
                                          ================ ==================== ==================== ==============

b.       Manufacturing Transition
         ------------------------

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

                                               WORKFORCE REDUCTIONS   LEASE OBLIGATION COSTS           TOTAL
                                              ---------------------- ------------------------  --------------------
Balance December 31, 2000...............            $       -               $       -                $      -
Provision...............................                    -                  10,282                   10,282
                                              ---------------------- ------------------------  --------------------
Balance December 31, 2001...............                    -                  10,282                   10,282
Additional provision (reduction)........                4,843                  (3,477)                   1,366
Utilization/payments ...................               (4,843)                 (1,211)                  (6,054)
                                              ---------------------- ------------------------  --------------------
Balance December 31, 2002 ..............            $       -               $   5,594                $   5,594
                                              ====================== ========================  ====================


c.       Supplier Relationships
         ----------------------

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

A summary of the combined restructuring, impairment and related charges (reductions) incurred in each period are as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                    2002               2001               2000
                                                                -------------   -----------------   --------------
Product cost of revenue (Telxon) ......................           $      -           $  2,543           $  2,794
Product cost of revenue (Manufacturing) ...............             (3,477)            10,282                  -
Product cost of revenue (Manufacturing) ..............               3,020                  -                  -
Product cost of revenue (Suppliers) ...................                  -              1,244                  -
Product cost of revenue (Reynosa Manufacturing Plant
     - Note 5).........................................                  -              4,636                  -
                                                                -------------   -----------------   --------------
Total product cost of revenue..........................           $   (457)          $ 18,705           $  2,794
                                                                =============   =================   ==============

Merger integration charges ............................           $      -           $  9,238           $  6,785
                                                                =============   =================   ==============

i2 impairment..........................................           $      -           $  6,715           $      -
Workforce reductions...................................              1,823              2,897              2,593
Other .................................................                767                606              2,168
                                                                -------------   -----------------   --------------

Restructuring and impairment charges...................           $  2,590           $ 10,218           $  4,761
                                                                =============   =================   ==============

13.      CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES
         ---------------------------------------------

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

14.      LONG-TERM DEBT
         --------------

                                                              DECEMBER 31, 2002               DECEMBER 31, 2001
                                                          -------------------------      -------------------------
Revolving credit facility (a)......................               $  80,000                        $125,439
Senior notes (b)...................................                   6,349                          12,698
SAILS exchangeable debt (c) .......................                  55,194                          88,559
Other (d) .........................................                     752                             373
                                                          -------------------------      -------------------------
                                                                    142,295                         227,069
Less: Current maturities...........................                   6,681                           6,548
                                                          -------------------------      -------------------------
                                                                   $135,614                        $220,521
                                                          =========================      =========================


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

(c) In January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition (see Note 6). This debt has a seven-year maturity and bears interest at a cash coupon rate of 3.625 percent. At maturity, the SAILS are exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar arrangement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under our revolving credit facility. The SAILS contain an embedded equity collar, which effectively manages a large portion of our exposure to fluctuations in the fair value of our holdings in Cisco common stock. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS 133. The change in fair value of this derivative between reporting dates is recognized as other income. The derivative has been combined with the debt instrument in long-term debt as there is a legal right of offset and is in accordance with FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." The SAILS liability, net of the derivative asset, represents $55,194 of the total long-term debt balance outstanding at December 31, 2002. We have the option to terminate the SAILS arrangement prior to its scheduled maturity. If we terminate the SAILS arrangement prior to its scheduled maturity by delivering our Cisco common stock, our cash payment would not exceed the present value of our future coupon payments at the time of termination. At the present time, we do not anticipate terminating the SAILS arrangement prior to its scheduled maturity date.

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

Our capital lease obligations are included in long-term debt in the Consolidated Balance Sheets. The combined aggregate amount of long-term debt and capital lease maturities for each of the years ending December 31 are as follows:

         2003.........................                 $       6,681
         2004.........................                        80,262
         2005.........................                            97
         2006.........................                            33
         2007.........................                            28
         Thereafter...................                        55,194
                                                       -------------
             Total....................                 $     142,295
                                                       =============

15.      INCOME TAXES
         ------------

The (benefit from)/provision for income taxes consists of:

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------
CURRENT:                                               2002                    2001                     2000
-------                                             -------------        ------------------       --------------
  Federal...............................            $         -           $    (21,476)             $    39,721
  State and local.......................                      -                      -                    7,871
  Foreign...............................                  6,149                  3,320                    5,303
                                                    -------------        ------------------       --------------
                                                          6,149                (18,156)                  52,895
                                                    -------------        ------------------       --------------
DEFERRED:
--------
  Federal...............................                (23,402)                 4,645                  (89,092)
  State and local.......................                 (2,836)                 5,830                  (16,416)
  Foreign...............................                  3,274                  7,895                     (989)
                                                    -------------        ------------------       --------------
                                                        (22,964)                18,370                 (106,497)
                                                    -------------        ------------------       --------------
Total (benefit from)/provision for income
    taxes...............................            $   (16,815)          $        214              $   (53,602)
                                                    =============        ==================       ==============

A reconciliation between the statutory U.S. Federal income tax rate and our effective tax rate is as follows:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------
                                                   2002                      2001                      2000
                                          -----------------------  ------------------------  -------------------------
                                           AMOUNT     % OF PRETAX    AMOUNT     % OF PRETAX    AMOUNT     % OF PRETAX
                                          ---------  ------------  ----------  ------------  -----------  ------------
Statutory U.S. Federal rate
    (benefit)/provision.............      $(21,605)     (35.0)%    $(6,144)       (35.0)%    $  (66,944)    (35.0)%
State taxes, net of federal tax
    effect..........................        (1,843)      (3.0)         3,789       21.6          (5,560)     (2.9)
Tax credits.........................        (4,491)      (7.2)        (5,242)     (29.9)        (14,133)     (7.4)
Amortization of goodwill............             -        -            4,350       24.8           1,285       0.7
Write-off of IP R&D.................             -        -                -        -            30,660      16.1
Exempt income of foreign sales
  corporation.......................             -        -                -        -            (1,668)     (0.9)
Income of foreign subsidiaries taxed
  at higher tax rates...............         1,064        1.7            137        0.8           3,072       1.6
Change in valuation allowance.......         6,166       10.0          1,776       10.1               -       -
Non-deductible compensation.........         2,895        4.7              -        -                 -       -
Executive life insurance............           249        0.4            424        2.4             559       0.3
Other non-deductible items..........           580        0.9          1,202        6.8               -       -
Other, net..........................           170        0.3            (78)      (0.4)           (873)     (0.5)
                                          ---------  ------------  ----------  ------------  -----------  ------------
                                          $(16,815)     (27.2)%    $     214        1.2%     $  (53,602)    (28.0)%
                                          =========  ============  ==========  ============  ===========  ============

Our effective tax rate will change from year to year based on recurring factors including the geographical mix of income before taxes, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income and the implementation of various global tax strategies, as well as nonrecurring events.

Net tax benefits of $16,650 in 2002, $4,961 in 2001 and $11,520 in 2000 were recorded directly through equity which included net tax benefits related to currency translations, unrealized losses on available for sale securities and certain employee benefit plans.

The components of our deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows:


                                                                                            AT DECEMBER 31
                                                                              -----------------------------------------
                                                                                      2002                   2001
                                                                              ------------------  ---------------------
DEFERRED TAX ASSETS:
Receivables........................................................             $   36,989              $  34,855
Inventory..........................................................                 69,331                 93,573
Accrued compensation and associate benefits........................                 22,738                 55,897
Other accrued liabilities..........................................                 55,047                 18,306
Accrued restructuring and severance costs..........................                  2,345                      -
Deferred revenue - current.........................................                 15,821                 41,554
Deferred revenue - long term.......................................                 20,257                    608
Purchased technology and other intangibles.........................                 28,762                 16,515
Property, plant and equipment......................................                      -                  1,053
Cumulative translation adjustments.................................                 12,256                 15,889
Net operating loss carryforwards...................................                144,714                133,148
Tax credit carryforwards...........................................                 79,265                 41,515
Charitable contribution carryforwards..............................                  1,367                    523
Other, net.........................................................                  7,984                 12,488
                                                                              ------------------  ---------------------
Total deferred tax assets..........................................                496,876                465,924
Valuation allowance................................................                (31,436)                (8,098)
                                                                              ------------------  ---------------------
Net deferred tax assets............................................                465,440                457,826
                                                                              ------------------  ---------------------
DEFERRED TAX LIABILITIES:
Investments........................................................                (45,259)               (53,066)
Net investment in sales - type leases..............................                 (7,825)               (10,156)
Accrued restructuring and severance costs..........................                      -                 (5,283)
Deferred patent and product development costs......................                (21,971)               (22,490)
Property, plant and equipment......................................                   (421)                     -
                                                                              ------------------  ---------------------
Total deferred tax liabilities.....................................                (75,476)               (90,995)
                                                                              ------------------  ---------------------
Net deferred income tax assets.....................................             $  389,964            $   366,831
                                                                              ==================  =====================


Amounts recognized as deferred tax assets in the Consolidated Balance Sheets consists of:

                                                                                        AT DECEMBER 31
                                                                            ---------------------------------------
                                                                                 2002                   2001
                                                                            -------------------  ------------------
Current............................................................           $    167,489            $   288,402
Non-current........................................................                222,475                 78,429
                                                                            -------------------  ------------------
Total..............................................................           $    389,964            $   366,831
                                                                            ===================  ==================

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

16.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

a.       Lease Agreements
         ----------------

The combined aggregate amount of required future minimum rental payments under non-cancelable capital and operating leases for each of the years ending December 31 are as follows:

                                                                     CAPITAL LEASES             OPERATING LEASES
                                                                 -----------------------   --------------------------
2003......................................................                  $350                   $  19,020
2004......................................................                   246                      15,970
2005 .....................................................                    69                      14,344
2006......................................................                     -                      13,075
2007......................................................                     -                      11,395
Thereafter................................................                     -                      34,194
                                                                 -----------------------   --------------------------
Total minimum payments....................................                   665                    $107,998
Less amounts representing interest........................                    63           ==========================
                                                                 -----------------------
Present value of future lease payments....................                   602
Less current portion......................................                   307
                                                                 -----------------------
Long-term capital lease obligation........................                  $295
                                                                 =======================

Rent expense under operating leases was $17,103, $16,263 and $13,198 for the years ended December 31, 2002, 2001 and 2000, respectively.

b.       Employment Contracts
         --------------------

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

c.       Letters of Credit and Purchase Commitments
         ------------------------------------------

At December 31, 2002, we had outstanding letters of credit of $1,179. As of December 31, 2002, we have included in our accrued liabilities $2,227 for purchase commitments for which a loss was recognized.

d.       Legal Matters
         -------------

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

Plaintiff seeks to recover incentive-based compensation paid to senior members of Symbol's management in reliance on materially inflated financial statements and to impose a trust to recover cash and other valuable assets received by the management defendants and former Symbol board members in the form of proceeds garnered from the sale of Symbol common stock (including option related sales) from at least January 1, 1998 through December 31, 2002. Symbol intends to defend the case vigorously on the merits.

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

On March 17, 2003, Intersil and Proxim announced that a settlement between the companies had been reached, whereby Proxim agreed, inter alia, to dismiss with prejudice all of Proxim's claims in the Proxim v. 3Com et al. Action (the "Proxim/Intersil Agreement"). Proxim also agreed in the Proxim/Intersil Agreement to release us from past and future liability for alleged infringement of the `634 Patent in the Symbol v. Proxim Action, with respect to any of our products that incorporate Intersil's wireless radio chipsets. On April 5, 2003, the Court signed that Stipulation and Order of Dismissal, dismissing all of Proxim's claims in that action with prejudice. On July 30, 2003, among other rulings, the Court dismissed Proxim's unfair competition claim.

Trial on the Symbol patents began on September 8, 2003. On September 12, 2003, the jury returned a verdict finding that two of the three asserted patents (the `183 and `441 Patents) had been infringed by Proxim. Proxim dropped its claims of invalidity as to all three Symbol patents, and consented to judgment against Proxim on those invalidity claims. The jury awarded us 6% royalties on Proxim's past sales of infringing products, which include Proxim's OpenAir, 802.11 and 802.11b products. Based on Proxim's sales of infringing products from 1995 to the present, we estimate that damages for past infringement by Proxim amount to approximately $23,000, before interest. In addition, Proxim continues to sell the infringing products, and we expect that future sales would be subject to a 6% royalty as well. A one day bench trial on Proxim's remaining equitable defenses took place on November 24, 2003. The Court has not ruled on these defenses.

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

17.      STOCKHOLDERS' EQUITY
         --------------------

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

a.       Stock Option Plan
         -----------------

There are a total of 50,779,812 shares of common stock reserved for issuance under our stock option plans at December 31, 2002. Stock options granted to date generally vest over a one-to-five year period, expire after 10 years and have exercise prices equal to the market value of our common stock at the date of grant. A summary of changes in the stock option plans is as follows:

                                                                                SHARES UNDER OPTION
                                                            -----------------------------------------------------------
                                                                                                           WEIGHTED
                                                                OPTION PRICE             SHARES            AVERAGE
                                                                  PER SHARE          (IN THOUSANDS)     EXERCISE PRICE
                                                            ---------------------  -----------------  -----------------
Shares under option at January 1, 2000...............         $  1.19 to $25.22            37,681         $  8.15
Granted..............................................          $20.75 to $41.22             4,155          $31.59
Granted to replace Telxon options....................          $10.63 to $39.50             2,610          $17.99
Exercised............................................         $  1.45 to $14.67            (5,022)        $  5.34
Cancelled............................................         $  3.46 to $35.83              (983)         $16.02

Shares under option at December 31, 2000.............         $  1.19 to $41.22            38,441          $11.57
Granted..............................................          $12.55 to $27.97             5,436          $26.93
Exercised............................................         $  1.19 to $33.75            (6,022)        $  6.42
Cancelled............................................         $  1.45 to $39.50            (1,548)         $20.72

Shares under option at December 31, 2001.............         $  1.58 to $41.22            36,307          $14.33
Granted..............................................         $  7.40 to $ 9.62             8,674         $  8.69
Exercised............................................         $  1.58 to $11.02            (3,150)        $  6.06
Cancelled............................................         $  2.44 to $37.11            (3,655)         $23.82
                                                                                   -----------------  -----------------
Shares under option at December 31, 2002.............         $  1.58 to $41.22            38,176          $12.82
                                                                                   =================  =================

Shares exercisable at December 31, 2002..............         $  1.58 to $41.22            21,249          $10.23
                                                                                   =================  =================

Shares exercisable at December 31, 2001..............         $  1.58 to $33.75            20,516         $  8.31
                                                                                   =================  =================

Shares exercisable at December 31, 2000..............         $  1.19 to $39.50            20,539         $  7.03
                                                                                   =================  =================


The following table summarizes information concerning outstanding and exercisable options as of December 31, 2002:

                                NUMBER        REMAINING                               NUMBER
                           OUTSTANDING (IN        LIFE        WEIGHTED AVERAGE      EXERCISABLE    WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES      THOUSANDS)         (YEARS)       EXERCISE PRICE     (IN THOUSANDS)     EXERCISE PRICE
-------------------------  ----------------   -----------   ------------------  -----------------  --------------------
   $ 1.58 - $ 2.37                  113              0.3           $ 1.72                  113            $ 1.72
   $ 2.38 - $ 3.55                1,533              1.9           $ 3.35                1,533            $ 3.35
   $ 3.56 - $ 5.33                3,103              2.8           $ 4.63                3,103            $ 4.63
   $ 5.34 - $ 8.00                9,603              4.4           $ 6.73                8,623            $ 6.67
   $ 8.01 - $12.00                9,927              8.6           $ 8.90                1,595            $ 9.48
   $12.01 - $18.00                6,604              5.8           $16.07                4,174            $15.79
   $18.01 - $27.00                1,703              6.5           $24.86                  930            $24.14
   $27.01 - $40.50                5,532              7.5           $30.02                1,163            $31.07
   $40.51 - $41.22                   58              7.1           $41.22                   15            $41.22
                           ----------------                                     -----------------
                                 38,176                                                 21,249
                           ================                                     =================

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

b.       Outside Directors' Options and Stock Purchase Warrants
         ------------------------------------------------------

All options and stock purchase warrants issued to outside directors vest over a one-to-four year period, expire after 10 years and have exercise prices equal to the market value of our common stock at the date of grant. A summary of changes in the outside directors' options and stock purchase warrants is as follows:

                                                                        NUMBER OF SHARES (IN      WEIGHTED AVERAGE
                                             OPTION PRICE PER SHARE          THOUSANDS)            EXERCISE PRICE
                                             ----------------------   -----------------------  ----------------------
Shares under option
at January 1, 2000..................           $ 3.33 to $25.22                    828                   $  9.13
    Granted.........................           $32.00 to $35.83                    750                    $35.45
    Exercised.......................           $ 3.33 to $15.80                   (145)                  $  7.91
    Cancelled.......................           $ 7.37 to $35.83                   (335)                   $27.99

Shares under option
at December 31, 2000................           $ 3.33 to $35.83                  1,098                    $21.52
    Granted.........................               -        -                        -                      -
    Exercised.......................               -        -                        -                      -
    Cancelled.......................               -        -                        -                      -

Shares under option
at December 31, 2001................           $ 3.33 to $35.83                  1,098                    $21.52
    Granted.........................                $ 8.17                         100                   $  8.17
    Exercised.......................           $ 3.33 to $ 7.37                   (177)                  $  5.16
    Cancelled.......................           $ 9.83 to $35.83                   (163)                   $29.31

Shares under option
at December 31, 2002................           $ 3.33 to $35.83                    858                    $21.87
                                                                               =======                  ========

Shares exercisable
at December 31, 2002................           $ 3.33 to $35.83                    534                    $19.50
                                                                               =======                  ========

Shares exercisable
at December 31, 2001................           $ 3.33 to $35.83                    615                    $14.06
                                                                               =======                  ========

Shares exercisable
at December 31, 2000................           $ 3.33 to $25.22                    397                   $  7.21
                                                                               =======                  ========

The following table indicates the number of common shares issuable upon exercise and the exercise price per share of all outstanding outside directors' options and stock purchase warrants as of December 31, 2002:


                                 NUMBER OF SHARES ISSUABLE                                   SHARES EXERCISABLE AT
                                       UPON EXERCISE                                           DECEMBER 31, 2002
        EXERCISABLE TO                (IN THOUSANDS)          EXERCISE PRICE PER SHARE          (IN THOUSANDS)
--------------------------     ----------------------------- --------------------------  ----------------------------
           2004                            19                         $ 3.33                          19
           2005                            38                         $ 4.43                          38
           2006                            38                         $ 6.19                          38
           2007                            25                         $ 6.52                          25
           2008                           118                    $  7.37 to $  9.83                  118
           2009                           107                     $15.80 to $25.22                    90
           2010                           413                     $32.00 to $35.83                   206
           2012                           100                         $ 8.17                           -
                                       -------------                                               ---------
                                          858                                                        534
                                       =============                                               =========

c.       Employee Stock Purchase Plan
         ----------------------------

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

d.       Stockholder Rights Plan
         -----------------------

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

e.       Treasury Stock
         --------------

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

18.      ASSOCIATE BENEFIT PLANS

a.       Profit Sharing Retirement Plan
         ------------------------------

We maintain a 401(k) profit sharing retirement plan for all U.S. associates meeting certain service requirements. We contribute monthly 50 percent of up to 6 percent of associates' contributions, up to the maximum amount allowed by law. Plan expense for the years ended December 31, 2002, 2001 and 2000 was $8,155, $8,220 and $8,878, respectively.

b.       Health Benefits
         ---------------

We pay a portion of costs incurred in connection with providing associate and dependant health benefits through programs administered by various insurance companies. Such costs amounted to $19,381, $23,076 and $16,683 for the years ended December 31, 2002, 2001 and 2000, respectively.

c.       Executive Retirement Plan
         -------------------------

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

                                                                           YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                    2002             2001            2000
                                                               --------------  -------------  -------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year....................    $     16,422      $   17,483     $    13,730
Service cost...............................................             881             865           1,086
Interest cost..............................................           1,205           1,233             885
Amendments.................................................           1,571               -               -
Actuarial loss (gain)......................................             314          (1,762)          3,359
Settlements................................................               -          (1,343)         (1,523)
Benefits paid..............................................            (127)            (54)            (54)
                                                               --------------  -------------  -------------
Benefit obligation at end of year..........................    $     20,266     $    16,422     $    17,483
                                                               ==============  =============  =============

FUNDED STATUS:
Funded status at end of year...............................    $    (20,266)    $   (16,422)    $   (17,483)
Unrecognized actuarial loss................................           3,966           3,881           5,981
Unrecognized prior service cost............................           1,926             447             538
                                                               --------------  -------------  -------------
Net amount recognized......................................    $    (14,374)    $   (12,094)    $   (10,964)
                                                               ==============  =============  =============

                                                                     AS OF DECEMBER 31,
                                                               -----------------------------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:              2002             2001
                                                               --------------   ------------
Accrued benefit liability..................................    $   (16,035)     $   (12,299)
Intangible asset...........................................           1,661             205
                                                               --------------   ------------
Net amount recognized......................................    $   (14,374)     $   (12,094)
                                                               ==============   ============

                                                                           YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST:                            2002             2001            2000
                                                               ---------------  -------------  ------------
Service cost...............................................    $        881     $       865     $     1,086
Interest cost..............................................           1,205           1,233             885
Amortization of unrecognized prior service cost............              92              92              92
Recognized net actuarial loss..............................             229             337              97
                                                                -----------      ----------      ----------
Net periodic benefit cost..................................    $      2,407     $     2,527     $     2,160
                                                                ===========      ==========      ==========


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

Summarized financial information concerning our reportable segments and geographic regions is shown in the following table.

                                                                                 FOR YEAR ENDED DECEMBER 31,
                              -----------------------------------------   ----------------------------------------
                                                 2002                                       2001
                              -----------------------------------------   ----------------------------------------
                                PRODUCTS       SERVICES        TOTAL        PRODUCTS      SERVICES        TOTAL
                              ------------  -------------  ------------   ------------  -------------  -----------
REVENUES:
The Americas (a)..........    $   728,294    $   205,876   $    934,170   $    818,091  $    195,527   $  1,013,618
EMEA......................        300,130         82,716        382,846        313,299        77,553        390,852
Asia Pacific..............         74,646          9,955         84,601         74,786         8,200         82,986
                              ------------  -------------  ------------   ------------  -------------  -----------

Total net sales...........    $ 1,103,070    $   298,547   $  1,401,617   $  1,206,176  $    281,280   $  1,487,456
                              ============  =============  ============   ============  =============  ============

STANDARD GROSS PROFIT:
The Americas..............    $   348,783    $    74,177   $    422,960   $    408,840  $     76,766   $    485,606
EMEA......................        147,671         19,381        167,052        148,586        15,923        164,509
Asia Pacific..............         37,957          4,395         42,352         38,080         3,597         41,677
                              ------------  -------------  ------------   ------------  -------------  -----------
Total gross profit at
    standard..............    $   534,411    $    97,953        632,364   $    595,506  $     96,286        691,792
                              ============  =============                 ============  =============


Manufacturing
    variances and other
    related costs.........                                      144,712                                     250,412
                                                           ------------                                ------------

Total gross profit........                                 $    487,652                                $    441,380
                                                           ============                                ============

                                                               AS OF                                      AS OF
                                                            DECEMBER 31,                                DECEMBER 31,
                                                               2002                                        2001
                                                           ------------                                ------------
IDENTIFIABLE ASSETS:
The Americas..............                                 $    900,563                                 $ 1,030,661
EMEA......................                                      280,538                                     305,660
Asia Pacific..............                                       34,652                                      38,020

Corporate
    (principally
    intangible assets and
    investments)..........                                      356,442                                     331,030
                                                           ------------                                ------------

      Total...............                                   $1,572,195                                  $1,705,371
                                                           ============                                ============

                              -----------------------------------------
                                                  2000
                              -----------------------------------------
                                 PRODUCTS       SERVICES        TOTAL
                              -------------  -------------  -----------
REVENUES:
The Americas (a)..........     $    687,372   $    138,735  $   826,107
EMEA......................          246,691         63,583      310,274
Asia Pacific..............           71,724          5,158       76,882
                              -------------  -------------  -----------

Total net sales...........     $  1,005,787   $    207,476  $1,213,263
                              =============  =============  ===========

STANDARD GROSS PROFIT:
The Americas..............     $    340,386   $     43,382  $   383,768
EMEA......................          107,552         15,471      123,023
Asia Pacific..............           34,768          1,690       36,458
                              -------------  -------------  -----------
Total gross profit at
    standard..............     $    482,706   $     60,543      543,249
                              =============  =============


Manufacturing
    variances and other
    related costs.........                                      150,844
                                                            -----------

Total gross profit........                                  $   392,405
                                                            ===========

                                                                AS OF
                                                              DECEMBER 31,
                                                                 2000
                                                            -----------
IDENTIFIABLE ASSETS:
The Americas..............                                   $1,266,927
EMEA......................                                      285,933
Asia Pacific..............                                       70,548

Corporate
    (principally
    intangible assets and
    investments)..........                                      385,633
                                                            -----------

      Total...............                                    $2,009,041
                                                            ============

(a) Included in The Americas are revenues of approximately $75,439, $69,245 and $50,268 from non-U.S. countries, mainly Canada, Brazil and Mexico, for the years ended December 31, 2002, 2001 and 2000, respectively.

21.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
         ---------------------------------------------

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

As discussed in Note 2, the unaudited quarterly information for the first three quarters of the year ended December 31, 2002 and the four quarters of the year ended December 31, 2001 have been restated. A comparison of previously reported and restated unaudited quarterly financial information is presented within the tables below:


                                                 MARCH 31                      JUNE 30                       SEPTEMBER 30
                                       ---------------------------  -----------------------------  ------------------------------
                                             AS                          AS                              AS
                                         PREVIOUSLY                  PREVIOUSLY                      PREVIOUSLY
                                          REPORTED    AS RESTATED     REPORTED       AS RESTATED      REPORTED       AS RESTATED
                                       ------------- -------------  ------------  ---------------  --------------  --------------
YEAR ENDED DECEMBER 31, 2002:
-----------------------------
Revenue ............................        $301,312     $317,644      $315,849       $329,087         $339,510       $382,028
Cost of revenue.....................         195,968      238,774       198,881        230,735          211,671        221,565
Gross profit........................         105,344       78,870       116,968         98,352          127,839        160,463
Stock based compensation
  (recovery)/expense under variable
  plan accounting...................               -      (51,302)            -        (27,648)               -          8,818
Loss provision for legal settlements               -            -             -              -                -              -
Other operating expenses............          98,651      118,462       146,868        111,330          105,578        113,410
Earnings/(loss) from
  operations........................           6,693       11,710       (29,900)        14,670           22,261         38,235
Net earnings/(loss).................           1,752        5,354       (22,745)       (13,157)          13,056         31,555
NET EARNINGS/(LOSS) PER
  COMMON SHARE:
Basic...............................        $   0.01    $    0.02    $    (0.10)     $   (0.06)       $    0.06     $     0.14
Diluted.............................        $   0.01    $    0.02    $    (0.10)     $   (0.06)       $    0.06     $     0.14



                                           DECEMBER 31
                                         --------------




YEAR ENDED DECEMBER 31, 2002:
-----------------------------
Revenue ............................        $372,858
Cost of revenue.....................         222,891
Gross profit........................         149,967
Stock based compensation
  (recovery)/expense under variable
  plan accounting...................           2,048
Loss provision for legal settlements          98,300
Other operating expenses............         145,961
Earnings/(loss) from
  operations........................         (96,342)
Net earnings/(loss).................         (68,667)
NET EARNINGS/(LOSS) PER
  COMMON SHARE:
Basic...............................       $   (0.30)
Diluted.............................       $   (0.30)




                                                 MARCH 31                      JUNE 30                       SEPTEMBER 30
                                         -------------------------  ----------------------------   ------------------------------
                                             AS                          AS                              AS
                                         PREVIOUSLY                  PREVIOUSLY                      PREVIOUSLY
                                          REPORTED    AS RESTATED     REPORTED       AS RESTATED      REPORTED       AS RESTATED
                                         ----------- -------------  -------------  -------------   --------------  --------------
YEAR ENDED DECEMBER 31, 2001:
----------------------------
Revenue.............................        $450,165     $424,515      $340,210       $391,729         $331,191       $333,302
Cost of revenue ....................         279,789      263,192       322,093        292,700          258,158        251,823
Gross profit........................         170,376      161,323        18,117         99,029           73,033         81,479
Stock based compensation
  expense/(recovery) under variable
  plan accounting...................          14,272            -       (10,103)             -         (165,682)             -
Other operating expenses............         125,236      143,281       113,067        132,439          109,169        114,971
Earnings/(loss) from
  operations........................          45,140        3,770       (94,950)       (23,307)         (36,136)       132,190
Net earnings/(loss) ................          27,945        2,556       (59,553)         8,890          (35,693)       (81,896)
NET EARNINGS/(LOSS) PER
  COMMON SHARE:
Basic...............................            0.12         0.01         (0.27)          0.04            (0.16)         (0.36)
Diluted.............................            0.12         0.01         (0.27)          0.04            (0.16)         (0.36)


                                                 DECEMBER 31
                                      --------------------------------
                                             AS
                                         PREVIOUSLY
                                          REPORTED        AS RESTATED
                                      --------------   ---------------
YEAR ENDED DECEMBER 31, 2001:
----------------------------
Revenue.............................     $331,131          $337,910
Cost of revenue ....................      198,540           238,361
Gross profit........................      132,591            99,549
Stock based compensation
  expense/(recovery) under variable
  plan accounting...................       68,753                 -
Other operating expenses............      107,863           122,155
Earnings/(loss) from
  operations........................       24,728           (91,359)
Net earnings/(loss) ................       13,394            52,681
NET EARNINGS/(LOSS) PER
  COMMON SHARE:
Basic...............................         0.06              0.23
Diluted.............................         0.06              0.23

22.      SUBSEQUENT EVENTS
         -----------------

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

                                   SCHEDULE II

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                           (All amounts in thousands)


COLUMN A                     COLUMN B                      COLUMN C               COLUMN D         COLUMN E
--------                     --------                      --------               --------         --------
                                                          Additions
                                              -----------------------------------
                               Balance at        Charged to
                              beginning of       costs and         Charged to                       Balance at end
        Description               year            expenses       other accounts     Deductions         of year
------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
----------------------
accounts:
--------
2002                         $    27,168        $  15,975         $      --         $   8,871 (b)    $    34,272
                             ===========      ===========       ===========       ===========      =============
2001, as restated            $    24,322        $   6,936         $      --         $   4,090 (b)    $    27,168
                             ===========      ===========       ===========       ===========      =============
2000, as restated            $     6,949        $   3,927         $  16,856 (a)     $   3,410 (b)    $    24,322
                             ===========      ===========       ===========       ===========      =============

Inventory reserve:
-----------------
2002, as restated            $   211,621        $  26,339         $      --         $  67,903 (c)    $   170,057
                             ===========      ===========       ===========       ===========      =============
2001, as restated            $   139,540        $ 164,099         $      --         $  92,018 (c)    $   211,621
                             ===========      ===========       ===========       ===========      =============
2000, as restated            $    84,640        $  77,270         $      --         $  22,370 (c)    $   139,540
                             ===========      ===========       ===========       ===========      =============

Deferred tax
------------
valuation
---------
allowance
---------
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

3.       Exhibits
         --------

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

10.8 1990 Non-Executive Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 of Symbol's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"))

10.9*    2001 Non-Executive Stock Option Plan, as amended and restated.

10.10 Telxon Corporation 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.9 of Symbol's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K"))

10.11 Telxon Corporation 1990 Non-Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.10 of the 2002 Form 10-K)

10.12    2001 Non-Executive Stock Option Plan. (Incorporated by reference to
         Exhibit 10.8 of Symbol's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"))

10.13 Employment Agreement by and between Symbol and Jerome Swartz, dated as of July 1, 2000. (Incorporated by reference to Exhibit 10.9 to the 2000 Form 10-K)

10.14 Separation, Release and Employment Agreement by and between Symbol and Jerome Swartz, dated as of July 7, 2003. (Incorporated by reference to Exhibit 10.13 of the 2002 Form 10-K)

10.15 Employment Agreement by and between Symbol and Leonard H. Goldner, dated as of December 15, 2000. (Incorporated by reference to Exhibit
         10.10 to the 2000 Form 10-K)

10.16 Without Prejudice Resignation Agreement by and between Symbol and Leonard Goldner, dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.15 of the 2002 Form 10-K)

10.17 Employment Agreement by and between Symbol and William R. Nuti, dated as of July 15, 2002. (Incorporated herein by reference to Exhibit 10.1 to Symbol's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.18 Employment Agreement by and between Symbol and Richard Bravman, dated as of August 1, 2002. (Incorporated herein by reference to Exhibit 10.1 to Symbol's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.19 Employment Agreement by and between Symbol and Tomo Razmilovic, dated as of February 14, 2002. (Incorporated by reference to Exhibit 10.12 to the 2001 Form 10-K)

10.20 Separation, Release and Non-Disclosure Agreement between Symbol and Tomo Razmilovic, dated as of February 14, 2002. (Incorporated by reference to Exhibit 10.13 to the 2001 Form 10-K)

10.21 Tolling Agreement by and between Symbol and Tomo Razmilovic, dated as of May 6, 2003. (Incorporated by reference to Exhibit 10.20 of the 2002 Form 10-K)

10.22 Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.23 2002 Executive Stock Ownership and Option Retention Program, dated as of December 16, 2002. (Incorporated by reference to Exhibit 10.22 of the 2002 Form 10-K)

10.24 Summary of Symbol Technologies, Inc. Executive Bonus Plan. (Incorporated by reference to Exhibit 10.13 of the 1999 Form 10-K)

10.25 2000 Amended and Restated Credit Agreement dated as of August 3, 2000, among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A., as agent and as letter of credit issuing bank. (Incorporated by reference to Exhibit 10.17 to the 2000 Form 10-K)

10.26 First Amendment dated March 28, 2001, to 2000 Amended and Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A., as agent and as letter of credit issuing bank. (Incorporated by reference to Exhibit 10.18 to the 2000 Form 10-K)

10.27 Second Amendment dated as of July 25, 2001, to 2000 Amended and Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Bank of America, N.A. as agent. (Incorporated by reference to Exhibit 10.20 to the 2001 Form 10-K)

10.28 Amended and Restated Second Amendment dated as of September 11, 2001, to 2000 Amended and Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A. as agent. (Incorporated by reference to Exhibit 10.21 to the 2001 Form 10-K)

10.29 Third Amendment dated as of March 29, 2002, to 2000 Amended and Restated Credit Agreement among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A. as agent. (Incorporated by reference to Exhibit 10.28 of the 2002 Form 10-K)

10.30 Waiver Agreement dated as of March 26, 2003, to 2000 Amended and Restated Credit Agreement by and among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A. as agent. (Incorporated by reference to Exhibit 10.29 of the 2002 Form 10-K)

10.31 Guarantor Consent Agreement dated as of March 26, 2003, to 2000 Amended and Restated Credit Agreement by and among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A. as agent and certain Guarantors (as defined in the 2000 Amended and Restated Credit Agreement). (Incorporated by reference to Exhibit 10.30 of the 2002 Form 10-K)

10.32 Consent dated as of July 3, 2003, to the Waiver Agreement, dated as of March 26, 2003, by and among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A. as agent. (Incorporated by reference to Exhibit 10.31 of the 2002 Form 10-K)

10.33 Consent and Waiver dated as of August 14, 2003, to the Waiver Agreement, dated as of March 26, 2003, by and among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and the Bank of America, N.A. as agent. (Incorporated by reference to Exhibit 10.32 of the 2002 Form 10-K)

10.34 Credit Agreement, dated as of November 17, 2003, among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Fleet National Bank, as administrative agent. (Incorporated by reference to Exhibit 10.33 of the 2002 Form 10-K)

10.35 Guaranty Agreement, dated as of November 17, 2003, among Telxon Corporation and @pos.com, Inc. in favor of, and for the benefit of, the lending institutions identified in the Credit Agreement, dated as of November 17, 2003, and Fleet National Bank, as administrative agent. (Incorporated by reference to Exhibit 10.34 of the 2002 Form 10-K)

21.      Subsidiaries.  (Incorporated by reference to Exhibit 22 of the 2002
         Form 10-K)

23*      Consent of Deloitte & Touche LLP.

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

                                  SYMBOL TECHNOLOGIES, INC.
                                  (Registrant)

                                  By:  /s/  William R. Nuti
                                       --------------------------------------
                                       William R. Nuti
                                       Chief Executive Officer, President,
                                       Chief Operating Officer and Director

         Dated:  February 25, 2004

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

Signature                                Title                                             Date
---------                                -----                                             ----
/s/  William R. Nuti                     Chief Executive Officer, President, Chief         February 25, 2004
-------------------------------------    Operating Officer and Director
William R. Nuti                          (principal executive officer)

                                         Director, Chairman of the Board of Directors
-------------------------------------
Salvatore Iannuzzi


/s/  Harvey P. Mallement                 Director                                          February 25, 2004
-------------------------------------
Harvey P. Mallement

/s/  Raymond R. Martino                  Director                                          February 25, 2004
-------------------------------------
Raymond R. Martino

/s/  George Bugliarello                  Director                                          February 25, 2004
-------------------------------------
George Bugliarello

/s/  Leo A. Guthart                      Director                                          February 25, 2004
-------------------------------------
Leo A. Guthart

                                         Director
-------------------------------------
James Simons

                                         Director
-------------------------------------
Robert J. Chrenc

--------------------------------------   Director
Melvin A. Yellin

/s/  Mark T. Greenquist                  Senior Vice President Finance, Chief Financial    February 25, 2004
-------------------------------------    Officer
Mark T. Greenquist                       (principal financial officer)

/s/  James M. Conboy                     Vice President-Controller and Chief Accounting    February 25, 2004
-------------------------------------    Officer
James M. Conboy                          (principal accounting officer)