Form 10-Q
period 2003-03-31
SYMBOL TECHNOLOGIES INC
filed 2004-02-25
CIK 278352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

         The number of shares outstanding of the registrant's classes of common stock, as of February 20, 2004, was as follows:

                    Class                        Number of Shares
                    -----                        ----------------
         Common Stock, par value $0.01              231,205,860

DOCUMENTS INCORPORATED BY REFERENCE:   NONE.

                            SYMBOL TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                              FOR THE QUARTER ENDED
                                 MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
PART I - FINANCIAL INFORMATION
         Item 1. Condensed Consolidated Financial Statements.....................................................1
                 Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002...................1
                 Condensed Consolidated Statements of Operations for the Three Months Ended March 31,
                      2003 and 2002 (Restated)...................................................................2
                 Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                      2003 and 2002 (Restated)...................................................................3
                 Notes to Condensed Consolidated Financial Statements............................................4
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........30
         Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................52
         Item 4. Controls and Procedures........................................................................52

PART II - OTHER INFORMATION
         Item 1. Legal Proceedings..............................................................................53
         Item 6. Exhibits and Reports on Form 8-K...............................................................54

Signatures......................................................................................................55

Certifications..................................................................................................56


                         PART I - FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             -------------------------------------------

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                                       MARCH 31,        DECEMBER 31,
                                                                                          2003              2002
                                                                                    --------------    --------------
ASSETS
------
Cash and cash equivalents....................................................       $       98,587    $       76,121
Accounts receivable, less allowance for doubtful accounts of $38,343 and
   $34,272, respectively.....................................................              140,037           151,417
Inventories..................................................................              240,463           261,096
Deferred income taxes........................................................              155,190           167,489
Other current assets.........................................................               41,899            34,293
                                                                                    --------------    --------------
   Total current assets......................................................              676,176           690,416
Property, plant and equipment, net...........................................              205,171           208,209
Deferred income taxes........................................................              244,585           222,475
Investment in marketable securities..........................................               54,698            54,939
Goodwill.....................................................................              301,640           301,023
Intangible assets, net.......................................................               35,339            37,125
Other assets.................................................................               44,222            58,008
                                                                                    --------------    --------------
   Total assets..............................................................       $    1,561,831    $    1,572,195
                                                                                    ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses........................................       $      482,524    $      427,568
Current portion of long-term debt............................................               50,298             6,681
Deferred revenue.............................................................               37,561            32,903
Accrued restructuring expenses...............................................                7,640             6,948
                                                                                    --------------    --------------
   Total current liabilities.................................................              578,023           474,100
Long-term debt, less current maturities......................................               54,519           135,614
Deferred revenue.............................................................               12,200            15,821
Other liabilities............................................................               59,635            58,921

Contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 10,000 shares, none issued or
   outstanding...............................................................                   --                --
Series A Junior Participating preferred stock, par value $1.00; authorized
   500 shares, none issued or outstanding....................................                   --                --
Common stock, par value $0.01; authorized 600,000 shares; issued 256,896
   shares and 256,589 shares, respectively...................................                2,569             2,566
Additional paid in-capital...................................................            1,325,924         1,323,085
Accumulated other comprehensive loss, net....................................              (10,345)          (13,096)
Accumulated deficit..........................................................             (221,665)         (188,340)
                                                                                    --------------    --------------
                                                                                         1,096,483         1,124,215
LESS:
Treasury stock, at cost, 26,130 shares and 25,962 shares, respectively.......             (239,029)         (236,476)
                                                                                    --------------    --------------
   Total stockholders' equity................................................              857,454           887,739
                                                                                    --------------    --------------
          Total liabilities and stockholders' equity.........................       $    1,561,831    $    1,572,195
                                                                                    ==============    ==============

            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                                                FOR THE
                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  ---------------------------------
                                                                                                           2002
                                                                                                      (AS RESTATED -
                                                                                        2003           SEE NOTE 2)
                                                                                  ---------------    ---------------
REVENUE:
Product.........................................................................  $       310,703    $    254,902
Services........................................................................           75,644          62,742
                                                                                  ---------------    ---------------
                                                                                          386,347         317,644

COST OF REVENUE:
Product cost of revenue.........................................................          156,339         182,159
Services cost of revenue........................................................           58,136          56,615
                                                                                  ---------------    ---------------
                                                                                          214,475         238,774
                                                                                  ---------------    ---------------
Gross profit....................................................................          171,872          78,870
                                                                                  ---------------    ---------------
OPERATING EXPENSES:
Engineering.....................................................................           37,055          35,533
Selling, general and administrative.............................................           99,031          80,295
Loss provision for legal settlements............................................           72,000              --
Stock based compensation expense/(recovery).....................................              776         (51,302)
Restructuring and impairment charges............................................               87           2,634
                                                                                  ---------------    ---------------
                                                                                          208,949          67,160
                                                                                  ---------------    ---------------
(Loss)/earnings from operations.................................................          (37,077)         11,710

Other expense, net..............................................................            4,034           4,052

(Loss)/earnings before income taxes.............................................          (41,111)          7,658

(Benefit from)/provision for income taxes.......................................          (10,098)          2,304
                                                                                  ---------------    ---------------
NET (LOSS)/EARNINGS.............................................................  $       (31,013)   $      5,354
                                                                                  ===============    ===============
(LOSS)/EARNINGS PER SHARE:
Basic and diluted...............................................................  $         (0.13)   $       0.02
                                                                                  ===============    ===============

CASH DIVIDENDS DECLARED PER COMMON SHARE........................................  $          0.01    $       0.01
                                                                                  ===============    ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic...........................................................................          230,527         228,881
Diluted.........................................................................          230,527         234,286


            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                              FOR THE
                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                               -------------------------------------
                                                                                                          2002
                                                                                                     (AS RESTATED -
                                                                                                   -----------------
                                                                                      2003            SEE NOTE 2)
                                                                               ---------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings................................................            $       (31,013)    $         5,354
ADJUSTMENTS TO RECONCILE NET (LOSS)/EARNINGS TO NET CASH PROVIDED
   BY OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and equipment.....                     13,232              14,042
Other amortization.................................................                      3,413               3,012
Provision for losses on accounts receivable........................                      4,788               4,839
Provision for inventory writedown..................................                     11,700               9,731
Deferred income tax (benefit)/provision............................                    (10,098)              2,874
Non-cash stock based compensation expense/(recovery)...............                        776             (51,302)
(Gain)/loss on sale of property, plant and equipment and other
   assets                                                                                  (12)                803
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS OF ACQUISITIONS AND
   DIVESTITURES:
Accounts receivable................................................                     18,866               6,977
Inventories........................................................                      9,327              36,567
Other assets.......................................................                     (4,515)             12,590
Accounts payable and accrued expenses..............................                     52,381             (21,041)
Accrued restructuring expenses.....................................                        692                  58
Other liabilities and deferred revenue.............................                      1,751               4,734
                                                                               ---------------     -----------------
   Net cash provided by operating activities.......................                     71,288              29,238
                                                                               ---------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in other companies, net of cash acquired...............                     (1,777)             (1,500)
Proceeds from sale of property, plant and equipment and other
   assets..........................................................                        467               2,185
Purchases of property, plant and equipment.........................                    (10,649)            (10,537)
Investments in intangible and other assets.........................                     (1,191)             (1,143)
                                                                               ---------------     -----------------
   Net cash used in investing activities...........................                    (13,150)            (10,995)
                                                                               ---------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt......................                    (36,575)            (24,480)
Proceeds from issuance of notes payable and long-term debt.........                         --              40,795
Repurchase of convertible notes and debentures.....................                         --             (39,963)
Proceeds from exercise of stock options, warrants and employee
   stock purchase plan.............................................                      4,623               6,951
Purchase of treasury shares........................................                     (5,110)             (5,409)
                                                                               ---------------     -----------------
   Net cash used in financing activities...........................                    (37,062)            (22,106)
                                                                               ---------------     -----------------
Effects of exchange rate changes on cash...........................                      1,390                (996)
                                                                               ---------------     -----------------
Net increase/(decrease) in cash and cash equivalents...............                     22,466              (4,859)
Cash and cash equivalents, beginning of period.....................                     76,121              70,365
                                                                               ---------------     -----------------
      Cash and cash equivalents, end of period.....................            $        98,587     $        65,506
                                                                               ===============     =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID/(REFUNDED) DURING THE PERIOD FOR:
Interest...........................................................            $         1,667     $         5,289
Income taxes.......................................................            $           808     $       (15,239)



            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF MARCH 31, 2003 AND
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
         -------------------------------------------------

Overview
--------

         Symbol Technologies, Inc. and subsidiaries is a provider of secure mobile information systems that integrate application-specific hand-held computers with wireless networks for data, voice and bar code data capture.

         The Condensed Consolidated Financial Statements include the accounts of Symbol Technologies, Inc. and its majority-owned and controlled subsidiaries. References herein to "we" or "our" or "us" or "the Company" refer to Symbol Technologies, Inc. and subsidiaries unless the context specifically requires otherwise. The Condensed Consolidated Financial Statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission" or "SEC").

         In our opinion, the Condensed Consolidated Financial Statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly our financial position as of March 31, 2003, and the results of our operations and cash flows for the three months ended March 31, 2003 and 2002, in accordance with the instructions to Form 10-Q of the Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

Stock-Based Compensation
------------------------

         We account for our employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB Opinion No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant. We have adopted the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

         The following table illustrates the effect on net (loss)/earnings and net (loss)/earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                  ----------------------------------
                                                                                        2003                2002
                                                                                  --------------     ---------------
Net (loss)/earnings - as reported.......................................          $      (31,013)    $         5,354

Stock based employee compensation expense/(recovery) included in
   reported net (loss)/earnings, net of related tax effects.............                     477             (31,551)

Less total stock based employee compensation expense determined under the fair value based method for all awards,
   net of related tax effects...........................................                  (4,563)             (4,871)
                                                                                  --------------     ---------------

Pro forma net loss......................................................          $      (35,099)    $       (31,068)
                                                                                  ==============     ===============
Basic and diluted net (loss)/earnings per share:
   As reported..........................................................          $        (0.13)    $         0.02
   Pro forma............................................................          $        (0.15)    $        (0.14)


         The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 was $5.34 and $4.22 per option, respectively. In determining the fair value of options and stock purchase warrants granted for purposes of calculating the pro forma results disclosed above for the three months ended March 31, 2003 and 2002, we used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 4.0 percent; an expected option life of 4.7 years; an expected volatility of 59 percent; and a dividend yield of 0.14 percent per year. As required by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculations.

2.       RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
         -----------------------------------------------------

         Subsequent to the issuance of our March 31, 2002 financial statements, our management identified certain accounting errors and irregularities, as discussed below, in its previously issued financial statements beginning in 1998 through the nine months ended September 30, 2002.

         The adjustments necessary to restate our financial statements relate primarily to the correction of errors related to the timing and amount of product and service revenue recognized, as well as certain reserves, restructurings, the administration of certain option programs and several categories of cost of revenue and operating expenses. As a result, the Condensed Consolidated Financial Statements included herein for the three-month period ended March 31, 2002 have been restated to give effect to the correction of these errors.

         The principal adjustments are summarized below:

Revenue Recognition
-------------------

          Errors identified in the area of revenue recognition included numerous instances where the timing or amount of revenue recognized was not appropriate. SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), expresses the SEC Staff's views regarding the application of accounting principles generally accepted in the United States of America ("U.S. GAAP") to revenue recorded in financial statements. Provided below is a summary of the nature of the adjustments to revenue that were necessary:

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

Collectibility is reasonably assured

          We identified situations in which sales were made to customers who had no financial means for payment other than from the resale of our products to third parties. Effectively, these customers were acting as our distributors or agents and our sales to them were on a consignment basis because we accepted any products they returned to us. Accordingly, the recognition of such sales to distributors with unlimited or extremely broad return capability was inappropriate and should have been deferred until such time as the sale was made to the ultimate customer and collectibility was reasonably assured.

Restructuring Reserves
----------------------

          In December 2000, we recorded restructuring, impairment and merger integration charges associated with the Telxon acquisition. We determined that both the amount and timing of certain components of these charges, as well as the subsequent utilization of the established reserve, were inappropriate.

          In September 2001, we recorded a restructuring charge primarily related to the reorganization of our manufacturing facilities. Similarly, we determined that both the amount and timing of certain components of this charge, as well as the subsequent utilization of the established reserve, were inappropriate.

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

Computer Hardware and Software Costs
------------------------------------

          We determined that certain computer hardware costs had been incorrectly capitalized. In addition, we determined that the criteria provided in SFAS No. 86 to determine when technological feasibility has been established had been misapplied resulting in an error in the capitalization of development costs of software which should have been expensed.

Patent Costs
------------

          Certain patent-related costs were being incorrectly amortized beyond the life of the related patent. Additionally, other instances were noted in which we could not associate various legal costs incurred with a specific patent. Accordingly, adjustments were made to correct the amortization of costs to coincide with the remaining life of the related patent and to write-off legal costs that could not be directly associated with a patent. In addition, because of rapidly changing technology, we determined that our prior policy of amortizing patents generally over a 17 year period was not appropriate and we made adjustments to reduce the patent amortization period to six years.

Telxon Transaction
------------------

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

Brazil Acquisition
------------------

          As discussed in Note 10 of the Condensed Consolidated Financial Statements, during the second quarter of 2002, we entered into an agreement with the owners of a Brazilian corporation that was a distributor of our products, whereby we created a majority-owned subsidiary of Symbol. In our previously reported financial statements, we recorded two payments ($3,250 and $2,050 in 2000 and 2002, respectively) to three individuals and one entity aggregating approximately $5,300 as part of the purchase price. We subsequently determined that we should have treated these payments as operating expenses.

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

          As this practice allowed certain participants to choose exercise dates outside of the approved plan terms and also allowed these participants to extend the period of time in which to pay for their option exercise, the price of the option at the grant date was not fixed. Accordingly, in accordance with APB Opinion No. 25, we have reflected in our financial statements the change in market price of the common stock underlying these options granted to plan participants that could have participated in this practice as compensation expense.

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

          We determined that our previously recorded interest expense needed to be recalculated based on our restated results, which resulted in adjustments to our previously issued 2002 Condensed Consolidated Financial Statements to appropriately reflect interest expense due under the terms of the Credit Agreement.

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

         The following tables present the effects of the aforementioned adjustments on earnings before income taxes as previously reported:

Increase to earnings before income taxes
(in thousands):


                                                             INCREASE/(DECREASE)
                                                                   FOR THE
                                                             THREE MONTHS ENDED
                                                               MARCH 31, 2002
                                                             ------------------
Earnings before income taxes, previously reported...........    $    2,576
                                                             ------------------
REVENUE ADJUSTMENTS:

Product.....................................................        26,447
Services....................................................       (10,115)
                                                             ------------------
                                                                    16,332
                                                             ------------------
COST OF REVENUE ADJUSTMENTS:
Product revenue cost........................................       (12,571)
Service revenue cost........................................         1,194
Restructuring reserves......................................        (5,588)
Excess and obsolete inventory...............................       (27,383)
Computer software...........................................         3,286
Telxon transaction..........................................        (2,587)
Accruals, reserves and prepayments..........................           353
Other, net..................................................           490
                                                             ------------------
                                                                   (42,806)
                                                             ------------------
OPERATING AND OTHER EXPENSES:
Restructuring reserves......................................        (5,292)
Computer hardware and software costs........................       (10,009)
Patent costs................................................          (851)
Telxon transaction..........................................        (1,222)
Brazil acquisition..........................................        (2,050)
Accruals and prepayments....................................         1,803
Stock option accounting.....................................        51,302
Executive life insurance....................................          (107)
Interest expense............................................          (125)

Increase to earnings before income taxes                     INCREASE/(DECREASE)
(in thousands):                                                    FOR THE
                                                             THREE MONTHS ENDED
                                                               MARCH 31, 2002
                                                             ------------------
Bad debt impact on revenue adjustments......................          (334)
Other adjustments...........................................        (1,559)
                                                             ------------------
                                                                    31,556
                                                             ------------------
Increase in earnings before income taxes....................         5,082
                                                             ------------------
Earnings before income taxes, as restated...................    $    7,658
                                                             ==================

         The following is a summary of the significant effects of the restatement on our previously reported results of operations.

                                                                                          THREE MONTHS ENDED
                                                                                            MARCH 31, 2002
                                                                                  ----------------------------------
                                                                                    AS PREVIOUSLY
                                                                                      REPORTED         AS RESTATED
                                                                                  ---------------    ---------------
                                                                                        (Amounts in thousands,
                                                                                        except per share data)
Revenue......................................................................     $       301,312    $       317,644
Cost of revenue..............................................................             195,968            238,774
                                                                                  ---------------    ---------------
Gross profit.................................................................             105,344             78,870
Stock based compensation recovery under variable plan accounting.............                   -            (51,302)
Other operating expenses.....................................................              98,651            118,462
                                                                                  ---------------    ---------------
Earnings from operations.....................................................               6,693             11,710

Other expense, net...........................................................              (4,117)            (4,052)
                                                                                  ---------------    ---------------
Earnings before income taxes.................................................               2,576              7,658
Provision for income taxes...................................................                 824              2,304
                                                                                  ---------------    ---------------
Net earnings.................................................................     $         1,752    $         5,354
                                                                                  ===============    ===============
Net earnings per common share:
Basic and diluted............................................................     $          0.01    $          0.02
                                                                                  ===============    ===============

         The above as previously reported amounts have been adjusted to reflect the reclassification of gains on the extinguishment of debt per the Company's adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in 2002.


3.       INVENTORIES
         -----------

                                                                                  MARCH 31, 2003    DECEMBER 31, 2002
                                                                                  --------------    -----------------
Raw materials................................................................       $    78,058        $    82,115
Work-in-process..............................................................            44,892             39,931
Finished goods...............................................................           117,513            139,050
                                                                                  --------------    -----------------
                                                                                    $   240,463        $   261,096
                                                                                  ==============    =================

         The amounts shown above are net of inventory reserves of $155,082 and $170,057 as of March 31, 2003 and December 31, 2002, respectively, and include inventory on consignment of $33,112 and $49,182 as of March 31, 2003 and December 31, 2002, respectively.

4.       GOODWILL AND INTANGIBLE ASSETS
         ------------------------------

         The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:


                                                                       PRODUCT          SERVICES           TOTAL
                                                                    ------------     ------------      -------------
Balance as of December 31, 2002...............................      $    244,014     $     57,009      $    301,023
Telxon goodwill adjustments...................................              (438)            (110)             (548)
Foreign currency impact.......................................               912              228             1,140
@POS transaction costs........................................                20                5                25
                                                                    ------------     ------------      -------------
Balance as of March 31, 2003...........................             $    244,508     $     57,132      $    301,640
                                                                    ============     ============      =============


         Other than goodwill, the Company's intangible assets, all of which are subject to amortization, consist of the following:


                                                              MARCH 31, 2003                 DECEMBER 31, 2002
                                                     -----------------------------     -----------------------------
                                                                       ACCUMULATED        GROSS        ACCUMULATED
                                                     GROSS AMOUNT     AMORTIZATION       AMOUNT       AMORTIZATION
                                                     -------------  --------------     -----------  ----------------
Patents, trademarks and tradenames...............    $      32,230  $      (20,955)    $    31,624  $        (19,956)
Purchased technology.............................           24,600          (6,894)         24,817            (6,069)
Other............................................            6,862            (504)          6,865              (156)
                                                     -------------  --------------     -----------  ----------------
                                                     $      63,692  $      (28,353)    $    63,306  $        (26,181)
                                                     =============  =============      ===========   ===============

         The amortization expense for the three months ended March 31, 2003 and 2002 amounted to $2,173 and $1,638, respectively.

         Estimated amortization expense for the above intangible assets, assuming no additions or writeoffs, for the nine months ended December 31, 2003 and for each of the subsequent years ending December 31 is as follows:


2003     (nine months)..............................................................     $    6,395
2004     (full year)................................................................          8,020
2005     (full year)................................................................          7,661
2006     (full year)................................................................          5,110
2007     (full year)................................................................          3,318
                                                                                         ----------
                                                                                         $   30,504
                                                                                         ==========


5.       (LOSS)/EARNINGS PER SHARE AND DIVIDENDS
         ---------------------------------------

         Basic (loss)/earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of common and potentially dilutive common shares (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

         The following table sets forth the computation of basic and diluted
(loss)/earnings per share:


                                                           THREE MONTHS ENDED
                                                      --------------------------
                                                        MARCH 31,      MARCH 31,
                                                          2003           2002
                                                      -------------   ----------
Numerator:
(Loss)/earnings applicable to common
   shares for basic and diluted calculation........... $    (31,013)  $    5,354
                                                       ============   ==========
Denominator:
Weighted-average common shares........................      230,527      228,881
Effect of dilutive securities:
   Stock options and warrants.........................           --        5,405
                                                       ------------   ----------
Denominator for diluted calculation...................      230,527      234,286
                                                       ============   ==========


         Stock options and warrants outstanding and the effect of convertible subordinated notes and debentures at March 31, 2003 and 2002 aggregating to 14,897 and 17,050, respectively, of potentially dilutive shares have not been included in the diluted per share calculations since their effect would be antidilutive.

         On March 10, 2003, Symbol's Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,312 and was paid on April 28, 2003 to shareholders of record on April 14, 2003.

6.       COMPREHENSIVE (LOSS)/EARNINGS
         -----------------------------

         Comprehensive (loss)/earnings is the change in equity of a business enterprise from transactions, other events, and circumstances from nonowner sources during a period. The Company generated total comprehensive
(loss)/earnings of $(28,261) and $33,653 for the three months ended March 31, 2003 and 2002, respectively. The Company's comprehensive (loss)/earnings is comprised of net (loss)/earnings, foreign currency translation adjustments, unrealized gains/losses on available for sale marketable securities and unrealized derivative gains/losses on our cash flow hedging activities.

7.       RESTRUCTURING AND IMPAIRMENT CHARGES
         ------------------------------------

         a.       Telxon Acquisition
                  ------------------

         We recorded certain restructuring, impairment and merger integration related charges related to our Telxon acquisition during 2001 and 2002. Approximately $1,354 relating to these charges was included in accrued restructuring expenses as of December 31, 2002. As of March 31, 2003, $1,174 remained in accrued restructuring expenses.


                                                                                LEASE
                                                          WORKFORCE           OBLIGATION
                                                         REDUCTIONS              COSTS                TOTAL
                                                       --------------       --------------        ------------
Balance December 31, 2002..........................    $          158       $        1,196        $     1,354
Utilization/payments...............................              (138)                 (42)              (180)
                                                       --------------       --------------        -----------
Balance March 31, 2003.............................    $           20       $        1,154        $     1,174
                                                       ==============       ==============        ===========

         b.       Manufacturing Transition
                  ------------------------

         In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East contract manufacturing. As a result of these activities, we incurred certain restructuring charges during 2002 and 2001. The manufacturing restructuring charges recorded during the three months ended March 31, 2002 were $3,179, of which $1,868 was recorded as a component of operating expenses and $1,311 was recorded as a component of cost of revenue, all of which consist of workforce reduction costs. The anticipated sub-lease income under these agreements was recorded as a reduction of the restructuring charge recorded in 2002. Workforce reduction charges related to the termination of approximately 350 employees, primarily manufacturing associates. As of December 31, 2002, all of these employees have been terminated. Included in accrued restructuring expenses as of March 31, 2003 is $5,285 of lease obligations relating to these manufacturing restructuring charges.

                                                                  LEASE
                                                                OBLIGATION
                                                                  COSTS
                                                            -----------------
Balance at December 31, 2002............................    $           5,594
Utilization/payments....................................                 (309)
                                                            -----------------
Balance at March 31, 2003...............................    $           5,285
                                                            =================
         c.       2003 Restructuring Charges
                  --------------------------

         During the first quarter of 2003, our global services organization initiated restructuring activities which included transferring a large percentage of our repair operations to Mexico and the Czech Republic, reorganizing our professional services group to utilize third party service providers for lower margin activities, and reorganizing our European management structure from a country based structure to a regional structure. The total costs incurred in connection with this restructuring in the first quarter were, which related almost entirely to workforce reductions, was approximately $1,066, of which $979 and $87 was recorded as a component of cost of revenue and operating expenses, respectively, in the first quarter of 2003. These restructuring activities are expected to be completed during the first quarter of 2004.

         During the first quarter of 2003, we initiated additional restructuring activities in connection with our decision to relocate additional product lines from New York to Mexico. The costs associated with this restructuring relate to workforce reductions and transportation costs. The total amount incurred in connection with this restructuring activity in the first quarter was $749 and was recorded as a component of cost of revenue in the first quarter of 2003. These restructuring activities were completed by June 30, 2003.

         Details of the 2003 restructuring charges and remaining balances are as follows:


                                                                            ASSET
                                                         WORKFORCE       IMPAIRMENTS
                                                         REDUCTIONS       AND OTHER         TOTAL
                                                       -------------   -------------    -------------
Provision - cost of revenue.......................     $       1,574   $         154    $       1,728
Provision - operating expenses....................                87              --               87
Utilization/payments..............................              (519)           (115)            (634)
                                                       -------------   -------------    -------------
Balance at March 31, 2003.........................     $       1,142   $          39    $       1,181
                                                       =============   =============    =============


8.       CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES AND OTHER DEBT
         ------------------------------------------------------------

         In January and February 2002, Telxon, a wholly owned subsidiary of the Company, purchased in the open market $34,790 of its 5.75 percent convertible subordinated notes for $34,127 in cash, and $5,173 of its 7.5 percent convertible subordinated debentures for $5,004 in cash. This represented a redemption price of 100.8214 percent of the outstanding principal amount for the
5.75 percent notes and 100 percent of the outstanding principal amount of the
7.5 percent debentures. We obtained such funds from borrowings under our line of credit. The gain on extinguishment of this debt of $566 has been included in other expense, net in the Condensed Consolidated Statements of Operations for the three-month period ended March 31, 2002.

         As of March 31, 2003, we had a $350,000 unsecured revolving credit facility with a syndicate of U.S. and international banks (the "Credit Agreement"). These borrowings bear interest at either LIBOR plus 100 basis points (which approximated 2.3 percent and 2.4 percent at March 31, 2003 and December 31, 2002, respectively) or the base rate of the syndication agent bank, contingent upon various stipulations by the lender (which approximated 4.25 percent at both March 31, 2003 and December 31, 2002). This Credit Agreement was due to expire in January 2004, as such, the revolving credit facility amount is recorded as a component of current portion of long-term debt as of March 31, 2003. During the quarter ended March 31, 2003, we paid down approximately $30,000 on the revolving credit facility. As a result of the length of time necessary to restate our financial statements (see Note 2 of the Condensed Consolidated Financial Statements) beginning on September 16, 2003, we would have been in violation of one of the covenants of our Credit Agreement that requires the timely filing of financial statements with the SEC. On September 15, 2003, we reached an agreement with the bank group and obtained a waiver to provide us additional time to become current with our periodic filings with the SEC. Under the revised Credit Agreement, the credit facility was reduced from $350,000 to $100,000 in September 2003 and was voluntarily terminated in November 2003. In November 2003, this credit facility was replaced with a $30,000 secured credit line which expires in May 2006.

9.       AIRCLIC TRANSACTIONS AND OTHER ASSETS
         -------------------------------------

AirClic
-------

         In November 2000, we invested $35,000 in and licensed certain intellectual property to AirClic Inc. ("AirClic"), a business which allows wireless devices to scan bar codes and transmit data to the Internet. In return, we received convertible preferred stock in AirClic. We do not currently have the right to convert the preferred stock into common stock of AirClic and our ability to do so in the future is subject to certain contractual restrictions. As we do not have the ability to exercise significant influence over AirClic, we account for this investment using the cost method. We periodically test the carrying value of our investments for impairment. In consideration of the outlook of AirClic's business, the general decline in the economy and the decline in information technology spending, we determined that the decline in the value of our investment in AirClic was other than temporary in June 2002. We obtained an independent appraisal of our investment in AirClic and wrote down the carrying amount of the investment to the estimated fair value at June 30, 2002 of $2,800 by recording an impairment of the investment of $32,200.

         In January 2003, we invested an additional $750 in AirClic in exchange for additional convertible preferred stock. This additional investment has also been accounted for under the cost method and increased our investment in AirClic to $3,550.

         In March 2003, AirClic received additional financing from other investors but the negative outlook for AirClic's business and the lack of a rebound in the information technology sector and the economy in general prompted us to record an additional impairment charge of $3,025 related to this investment for the three months ended March 31, 2003, classified as other expense in the Condensed Consolidated Statements of Operations. We subsequently wrote off our remaining investment in AirClic of $525 during the third quarter of 2003.

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

         In July 2003, we reached an agreement with AirClic as it related to this obligation. The remaining obligation of $4,992 as of July 2003 was settled by making a cash payment of $2,497 to AirClic. Accordingly, we recognized other income of $2,495 in the third quarter of 2003.

Employee Loan Receivable
------------------------

         In January 2003, we loaned $500 to our Senior Vice President and Chief Information Officer. This loan is payable upon the earlier of: (1) 180 days after he ceases to be an employee of the Company if terminated without cause,
(2) 30 days after he ceases to be an employee of the Company for any other reason, or (3) January 10, 2008. In addition, if the officer or his wife sell any shares of our common stock now owned by either of them or hereafter acquired (other than shares sold to pay the exercise price and taxes resulting from the exercise of any options originally granted to this officer by us), 100 percent of the net proceeds of such sales shall be applied immediately to reduce any outstanding indebtedness under this loan if the equity in any real property owned by this officer and his wife is insufficient to satisfy this loan. Although this loan is currently non-interest bearing, if this loan is not paid when due, interest will accrue at an annual rate of 12 percent or the highest rate allowed by law. Our Senior Vice President and Chief Information Officer is not considered to be an "officer" as such term is defined in Rule 16a-1(f) of the Exchange Act and for purposes of Section 16(a) of the Exchange Act.

10.      ACQUISITIONS
         ------------

         a.       Brazil Acquisition
                  ------------------

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

         Terms of the agreement included payments to the minority shareholders that range from a minimum of $9,550 to a maximum of $14,800 contingent upon the attainment of certain annual net revenue levels of Symbol Brazil. In the event that none of the specified revenue levels are attained, the minimum earnout payment is payable no later than March 31, 2009. With each earnout payment, we are entitled to obtain a portion of Symbol Brazil's shares owned by the minority shareholders such that we will ultimately own 100 percent of Symbol Brazil no later than March 31, 2009. We loaned an entity affiliated with the minority shareholders $5,000 at the time of the agreement, which was due on the date the first earnout payment is triggered. The present value of net future minimum earnout payments of $4,550 amounted to $1,992 and was recorded as part of the purchase price resulting in a total purchase price of $6,992. Any additional earnout payments will be accounted for as additional purchase price and recorded as goodwill.

         Management allocated the purchase price and considered a number of factors, including independent appraisals, and as a result of such procedures, the total purchase price has been classified as goodwill. We have not shown the pro-forma effects of this acquisition as the results of operations of the acquired company prior to our acquisition was immaterial in relation to our consolidated financial statements.

         As we control Symbol Brazil and are obligated to purchase the remaining ownership interest, we have consolidated this subsidiary. The minority interest is accounted for as accrued purchase price and is recorded in other liabilities.

         On January 10, 2004, the parties amended this transaction, whereby Symbol Technologies Holdings do Brasil Ltda., a wholly owned subsidiary of the Company, purchased an additional 34% ownership interest of Symbol Technologies do Brazil Ltda. owned by two principals of Seal. The Company paid $4,050 and also forgave the pre-existing $5,000 loan that had been made to an entity affiliated with the principals of Seal. As a result of this transaction, the Company and Symbol Technologies Holdings do Brasil Ltda. now owns 85% of the capital of Symbol Technologies do Brasil Ltda. The principals of Seal can now earn up to a maximum of approximately $3,900 if Symbol Technologies do Brasil Ltda. meets certain sales targets over relevant time periods. Under the terms of the relevant agreements, Symbol Technologies do Brasil Ltda. had its corporate form changed into a corporation and it will eventually become a wholly owned subsidiary of the Company, directly or indirectly.

         b.       @POS.Com Acquisition
                  --------------------

         On September 16, 2002, we completed the acquisition of @POS.com, Inc. ("@POS") through a merger of @POS with one of our wholly owned subsidiaries. @POS manufactures and markets a range of interactive customer transaction terminals with advanced signature capture technology and features. In the merger, we purchased all outstanding shares of @POS common stock and preferred stock for approximately $5,446.

         The assets acquired and liabilities assumed were recorded at their estimated fair values. After allocating the purchase price including acquisition costs to net tangible assets, purchased technology that has reached technological feasibility was valued by independent appraisal at $1,800. This purchased technology has been capitalized and is being amortized over four years. In addition, a portion of the purchase price was allocated to other intangible assets with an aggregate fair value as determined by independent appraisal of $3,000 with a useful life of 9.5 years.

11.      CONTINGENCIES
         -------------

         a.       Legal Matters
                  -------------

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

GOVERNMENT INVESTIGATIONS

         The SEC has issued a Formal Order Directing Private Investigation and Designating Officers to Take Testimony with respect to certain accounting matters, principally concerning the timing and amount of revenue recognized by Symbol during the period of January 1, 2000 through December 31, 2001 as well as the accounting for certain reserves, restructurings, certain option programs and several categories of cost of revenue and operating expenses. We are cooperating with the SEC, and have produced hundreds of thousands of documents and numerous witnesses in response to the SEC's inquiries. Symbol and approximately ten or more former employees have received so-called "Wells Notices" stating that the SEC Staff in the Northeast Regional Office is considering recommending to the Commission that it authorize civil actions against Symbol and the individuals involved alleging violations of various sections of the federal securities laws and regulations. Pursuant to an action against Symbol, the Commission may seek permanent injunctive relief and appropriate monetary relief, including a fine, from us.

         The United States Attorney's Office for the Eastern District of New York (the "Eastern District") has commenced a related investigation. We are cooperating with that investigation, and have produced documents and witnesses in response to the Eastern District's inquiries. The Eastern District could file criminal charges against Symbol and seek to impose a fine upon us and other relief the Eastern District deems appropriate.

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

         In March 2003, Robert Asti, Symbol's former Vice President--North America Sales & Services--Finance, who left Symbol in March 2001, pleaded guilty to two counts of securities fraud in connection with matters that are the subject of the Commission and the Eastern District investigations. These counts included allegations that Mr. Asti acted together with other unnamed high-ranking corporate executives at Symbol to, among other things, manufacture revenue through sham "round-trip" transactions. The Commission has also filed a civil complaint asserting similar allegations against Mr. Asti.

         In June 2003, Robert Korkuc, Symbol's former Chief Accounting Officer, who left Symbol in March 2003, pleaded guilty to two counts of securities fraud in connection with matters that are the subject of the Commission and the Eastern District investigations. These counts included allegations that Mr. Korkuc acted with others at Symbol in a fraudulent scheme to inflate various measures of Symbol's financial performance. The Commission also has filed a civil complaint asserting similar allegations against Mr. Korkuc.

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

         On September 27, 2002, a consolidated amended complaint was filed in the United States District Court for the Eastern District of New York, consolidating the previously filed purported class actions. The consolidated amended complaint added Harvey P. Mallement, George Bugliarello and Leo A. Guthart (the then current members of the Audit Committee of Symbol's Board of Directors) and Brian Burke and Frank Borghese (former employees of Symbol) as additional individual defendants and broadened the scope of the allegations concerning revenue recognition. In addition, the consolidated amended complaint extended the alleged class period to the time between April 26, 2000 and April 18, 2002.

         Discovery in the Pinkowitz action has recently commenced. In addition, on October 15, 2003, plaintiffs moved for class certification of the Pinkowitz action. Trial of the Pinkowitz action is scheduled to commence on June 8, 2004. Symbol continues to vigorously assert its defenses in this litigation.

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

         In connection with the above pending class actions and government investigations, Symbol has recorded a loss provision on legal settlements of $72,000 in the three month period ended March 31, 2003, bringing the estimated liability to $142,000 as of March 31, 2003, which is reflected as a component of accounts payable and accrued expenses in the accompanying Condensed Consolidated Financial Statements.

Bildstein v. Symbol Technologies, Inc., et. al.

         On April 29, 2003, a lawsuit was filed, entitled Bildstein v. Symbol Technologies, Inc., et. al., in the United States District Court for the Eastern District of New York against Symbol and Jerome Swartz, Harvey P. Mallement, Raymond R. Martino, George Bugliarello, Charles B. Wang, Tomo Razmilovic, Leo A. Guthart, James Simons, Saul F. Steinberg and Lowell Freiberg. The plaintiff alleges that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and common and state law, by authorizing the distribution of proxy statements in 2000, 2001 and 2002. Plaintiff seeks the cancellation of all affirmative votes at the annual meetings for 2000, 2001 and 2002, canceling all awards under the option plans, enjoining implementation of the option plans and any awards thereunder and an accounting by the defendants for all damage to Symbol, plus all costs and expenses in connection with the action. Symbol has filed a motion to dismiss that is now fully briefed. On February 4, 2004, Symbol argued its motion to dismiss before the Court and is awaiting the Court's decision. Symbol intends to litigate the case vigorously on the merits.

Gold v. Symbol Technologies, Inc., et al.

         On December 18, 2003, a purported derivative action lawsuit was filed, entitled Gold v. Symbol Technologies, Inc., et al., in the Court of Chancery of the State of the State of Delaware against Symbol and Tomo Razmilovic, Kenneth
V. Jaeggi, Dr. Jerome Swartz, Frank Borghese, Brian Burke, Richard M. Feldt, Satya Sharma, Harvey P. Mallement, Raymond R. Martino, George Bugliarello, Dr. Leo A. Guthart, Richard Bravman, Dr. James H. Simons, Leonard H. Goldner, Saul
P. Steinberg, Lowell C. Freiberg and Charles Wang. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements from January 1, 1998 through December 31, 2002 that had the effect of artificially inflating the market price of Symbol's securities and that they failed to properly oversee or implement policies, procedures and rules to ensure compliance with federal and state laws requiring the dissemination of accurate financial statements, which ultimately caused Symbol to be sued for, and exposed to liability for, violations of the anti-fraud provisions of the federal securities laws, engaged in insider trading in Symbol's common stock, wasted corporate assets and improperly awarded a severance of approximately $13,000 to Mr. Razmilovic.

         Plaintiff seeks to recover incentive-based compensation paid to senior members of Symbol's management in reliance on materially inflated financial statements and to impose a trust to recover cash and other valuable assets received by the management defendants and former Symbol board members in the form of proceeds garnered from the sale of Symbol common stock (including option related sales) from at least January 1, 1998 through December 31, 2002. Symbol intends to litigate the case vigorously.

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

         On November 13, 2003, Telxon and the plaintiff class reached a tentative settlement of all pending shareholder class actions against Telxon. Under the settlement, Telxon anticipates that it will pay $37,000 to the class. As a result of anticipated contributions by Telxon's insurers, Telxon expects that its net payment will be no more than $25,000. Telxon has not settled its lawsuit against its former auditors, PricewaterhouseCoopers LLP ("PwC"), and, as part of the proposed settlement of the class action, Telxon has agreed to pay to the class, under certain circumstances, up to $3,000 of the proceeds of that lawsuit. On December 19, 2003, the settlement received preliminary approval from the Court. On February 12, 2004, the Court granted its final approval of the settlement.

         Accordingly, we recorded a $25,000 pre-tax charge in the Consolidated Statements of Operations for the quarter ended December 31, 2002 and have reflected as an accrued liability as of December 31, 2002 and March 31, 2003 the estimated settlement of $37,000 and have recorded a non-current asset for the insurance proceeds of $12,000 which we expect to receive in the first quarter of 2004.

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

Wyser-Pratte Management Co. v. Telxon Corporation, et. al.

         On June 11, 2002, Wyser-Pratte Management Co., Inc. ("WPMC") filed a complaint against Telxon and its former top executives alleging violations of Sections 10(b), 18, 14(a) and 20(a) of the Securities and Exchange Act of 1934 (the "Exchange Act"), and alleging additional common law claims. This action is related to the same set of facts as the In re Telxon class action described above. On November 15, 2003, the parties reached an agreement in principle to resolve the litigation under which Telxon would pay WPMC $3,300. Accordingly, we recorded a $3,300 pre-tax charge in the Consolidated Statements of Operations for the quarter ended December 31, 2002. The settlement was finalized in December 2003, and a stipulation of dismissal was filed in January 2004.

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

         Symbol answered and filed counterclaims against Proxim, asserting that Proxim's RF product offerings infringe on four of our patents relating to wireless LAN technology.

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

         Trial on the Symbol patents began on September 8, 2003. On September 12, 2003, the jury returned a verdict finding that two of the three asserted patents (the `183 and `441 Patents) had been infringed by Proxim. Proxim dropped its claims of invalidity as to all three Symbol patents, and consented to judgment against Proxim on those invalidity claims. The jury awarded us 6% royalties on Proxim's past sales of infringing products, which include Proxim's OpenAir, 802.11 and 802.11b products. Based on Proxim's sales of infringing products from 1995 to the present, we estimate that damages for past infringement by Proxim amount to approximately $23,000 before interest. In addition, Proxim continues to sell the infringing products, and we expect that future sales would be subject to a 6% royalty as well. A one day bench trial on Proxim's remaining equitable defenses took place on November 24, 2003. The Court has not ruled on these defenses.

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

         On March 12, 2003, HHP filed a Motion to Dismiss, which was denied on November 14, 2003. With respect to our claim for a declaratory judgment that 36 of HHP's patents are not infringed by us, or that they are otherwise invalid or unenforceable, the Court denied HHP's motion to dismiss with respect to 10 of the patents, granted HHP's motion to dismiss with respect to 25 of the patents based on lack of subject matter jurisdiction, and granted HHP's motion to dismiss as to one HHP patent based on HHP's representation to the Court that the patent had been dedicated to the public and that HHP would not assert it against us. Pursuant to a stipulation between the parties, we have dismissed without prejudice our claim that HHP infringes 5 of the 12 Symbol patents and our action seeking a declaratory judgment with respect to the 10 HHP patents that remained in the case. On December 12, 2003, HHP asserted counterclaims against Symbol and Telxon (which had previously owned some of the patents asserted by Symbol) seeking a declaratory judgment that the Symbol patents were not infringed, were invalid and/or unenforceable. On the same day, HHP filed a third party complaint against 12 of its suppliers which, HHP claims, are liable to defend and/or indemnify HHP with respect to Symbol's infringement claims. We expect discovery to commence in 2004.

Hand Held Products, Inc. and HHP-NC, Inc. v. Symbol Technologies, Inc. and Telxon Corporation

         On January 7, 2004, Symbol was served with a summons and complaint alleging that certain of its products infringe 4 patents owned by HHP. Three of the patents concern the design of a finger groove on the surface of a hand held computer, and the fourth concerns a decoding algorithm for 2 dimensional bar codes. These patents had been the subject of Symbol's declaratory judgment complaint, described above, but had been dismissed by the Court based on HHP's representation to the Court that Symbol had no reasonable apprehension of being sued by HHP for infringement of these patents. Symbol intends to defend this case vigorously on the merits.

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

         In a separate matter relating to the Metrologic Agreement, we filed a demand for an arbitration against Metrologic seeking a determination that certain of our new bar code scanning products are not covered by Metrologic patents licensed to us under the Metrologic Agreement. We do not believe that the products infringe any Metrologic patents, but in the event there was a ruling to the contrary, our liability would be limited to the previously negotiated royalty rate. On June 6, 2003, the arbitrator ruled that whether we must pay royalties depends on whether our products are covered by one or more claims of Metrologic's patents, and that this issue must be litigated in court, not by arbitration. The arbitrator further ruled that we could not have materially breached the Metrologic Agreement, since the threshold infringement issue has not yet been determined. On June 19, 2003, after the arbitrator ruled that Metrologic's infringement allegations must be adjudicated in court, Metrologic filed a complaint against us in the District Court for the District of New Jersey, alleging patent infringement and breach of contract, and seeking monetary damages and termination of the Metrologic Agreement. On July 30, 2003, Symbol answered the complaint and asserted counterclaims for declaratory judgments of invalidity and noninfringement of Metrologic's patents and for non-breach of the Agreement. Discovery is proceeding. Symbol intends to defend the case vigorously on the merits.

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

         On January 23, 2004, the Court concluded that Lemelson's patent claims are unenforceable under the equitable doctrine of prosecution laches; that the asserted patent claims as construed by the Court are not infringed by Symbol because use of the accused products does not satisfy one or more of the limitations of each and every asserted claim; and that the claims are invalid for lack of written description and enablement even if construed in the manner urged by Lemelson. In so concluding, the Court found that judgment should be entered in favor of plaintiffs Symbol and the other members of the Auto ID Companies and against defendant Lemelson Partnership on Symbol's and the Auto ID Companies' complaint for declaratory judgment. The Court entered its judgment on January 23, 2004.

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

         On October 30, 2003, BSI filed an Application For Leave with the Canadian Competition Tribunal ("Tribunal"). BSI is seeking an Order from the Tribunal that would require Symbol to accept BSI as a customer on the "usual trade terms" as they existed prior to the termination of their agreement in April 2003. The Tribunal granted leave for BSI to proceed with its claim against Symbol on January 15, 2004. Symbol intends to appeal the Tribunal's decision.

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

Lic. Olegario Cavazos Cantu, on behalf of Maria Leonor Cepeda Zapata vs. Symbol de Mexico, Sociedad de R.L. de C.V.

         Lic. Olegario Cavazos Cantu, on behalf of Maria Leonor Cepeda Zapata ("Plaintiff"), filed a lawsuit against Symbol de Mexico, Sociedad de R.L. de C.V. ("Symbol Mexico") on or about October 21, 2003 for purposes of exercising an action to reclaim property on which Symbol's Reynosa facility is located. Such lawsuit was filed before the First Civil Judge of First Instance, 5th Judicial District, in Reynosa, Tamaulipas, Mexico. Additionally, the First Civil Judge ordered the recording of a list pendens with respect to this litigation before the Public Register of Property in Cd. Victoria, Tamaulipas. As of November 13, 2003, such list pendens was still pending recordation.

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

Bruck Technologies Handels GmbH European Commission ("EC") Complaint

         In February 2004, Symbol became aware of a notice from the European Competition Commission (the "EC") of a complaint lodged with it by Bruck Technologies Handels GmbH ("Bruck") that certain provisions of the Symbol PartnerSelect program violate Article 81 of the EC Treaty. Symbol considers this claim to be without merit and intends to vigorously defend itself.

PSC Litigation

         On June 26, 2002, Symbol filed an action against PSC Inc. and PSC Scanning, Inc. (collectively, "PSC") in New York State Supreme Court in Suffolk County, New York asserting claims for breach of contract and tortious interference with prospective business relations stemming from PSC's failure to deliver products to Symbol under a preexisting supply and distribution agreement. On August 22, 2002, PSC filed a separate action in the same Court against Symbol alleging that Symbol breached its obligations under a separate supply and distribution agreement with PSC for the supply of Symbol's bar code readers. On November 22, 2002, during the pendency of the two contract actions, PSC filed petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. As part of a Bankruptcy Court's mandated mediation process, on April 7, 2003, the parties entered into a settlement agreement settling all existing disputes between them. The settlement agreement was approved by the Bankruptcy Court as part of PSC's Final Plan of Reorganization, as confirmed on June 19, 2003, and became effective on June 30, 2003. On June 30, 2003, in accordance with the terms of the settlement, PSC made a one-time payment of $6,000 to Symbol. In addition, the parties executed an amended patent license and supply agreements that permit PSC to purchase certain Symbol bar code scan engine products for use by PSC in the manufacture of certain bar code reading products. The parties also terminated the two pre-existing distribution agreements that were the subject of pending litigations between the parties, and dismissed, with prejudice, the two pending contract actions relating to those agreements.

         b.       Guarantees and Product Warranties
                  ---------------------------------

         Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others" ("FIN 45"), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements of FIN 45 are applicable to the Company's product warranty liability.

         We provide standard warranty coverage for most of our products for a period of one year from the date of shipment. We record a liability for estimated warranty claims based on historical claims, product failure rates and other factors. This warranty liability, recorded as a component of accounts payable and accrued expenses, primarily includes the anticipated cost of materials, labor and shipping necessary to repair and service the equipment.

         The following table illustrates the changes in our warranty reserves:


                                                                      Amount
                                                                      ------
                  Balance at December 31, 2002...................  $    15,034
                  Charges to expense--cost of revenue............        9,146
                  Utilization/payment............................       (9,322)
                                                                   -----------
                  Balance at March 31, 2003......................  $    14,858
                                                                   ===========

         c.       Derivative Instruments and Hedging Activities
                  ---------------------------------------------

         We utilize derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments denominated in foreign currencies from our international subsidiaries. These derivative instruments are designated as either fair value or cash flow hedges, depending on the exposure being hedged, and have maturities of less than one year. Changes in fair value of derivative instruments are recognized immediately in earnings unless the derivative qualifies as a cash flow hedge. For derivatives qualifying as cash flow hedges, the effective portion of changes in fair value of the derivative instrument is recorded as a component of other comprehensive income /
(loss) and is reclassified to earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion (representing the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged transaction) is recognized in earnings as it occurs. For fair value hedges, changes in fair value of the derivative, as well as the offsetting changes in fair value of the hedged item, are recognized in earnings each period. We do not use these derivative financial instruments for trading purposes.

         As of March 31, 2003 and December 31, 2002, respectively, we had $8,566 and $25,267 in notional amounts of forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. These contracts are primarily denominated in British pounds, Euros, Australian dollars, Canadian dollars and Japanese yen and have been marked to market each period with the resulting gains and losses included in the Condensed Consolidated Statement of Operations. The fair value of these forward exchange contracts was $(386) and ($1,732) as of March 31, 2003 and December 31, 2002, respectively, which was recorded in current liabilities.

12.      BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREAS
         ----------------------------------------------------

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

         We operate in three main geographic regions: The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Sales are allocated to each region based upon the location of the use of the products and services. Non - U.S. sales for the three months ended March 31, 2003 and 2002 were $170,970 and $123,875, respectively.

         Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally temporary investments and goodwill.

         Summarized financial information concerning our reportable segments and geographic regions is shown in the following table.


                                                                FOR THE THREE MONTHS ENDED
                                       -----------------------------------------------------------------------------
                                                  MARCH 31, 2003                          MARCH 31, 2002
                                       -------------------------------------  --------------------------------------
                                        PRODUCTS     SERVICES       TOTAL       PRODUCTS     SERVICES       TOTAL
                                       -----------  -----------  -----------  -----------   -----------  -----------
REVENUES:
The Americas......................     $   185,080  $    50,248  $   235,328  $   170,948   $    42,457  $   213,405
EMEA..............................         104,836       22,829      127,665       71,149        18,038       89,187
Asia Pacific......................          20,787        2,567       23,354       12,805         2,247       15,052
                                       -----------  -----------  -----------  -----------   -----------  -----------
Total net sales...................     $   310,703  $    75,644  $   386,347  $   254,902   $    62,742  $   317,644
                                       ===========  ===========  ===========  ===========   ===========  ===========
STANDARD GROSS PROFIT:
The Americas......................     $    94,881  $    11,603  $   106,484  $    84,605   $    16,449  $   101,054
EMEA..............................          53,510        7,163       60,673       35,305         3,634       38,939
Asia Pacific......................          10,439          830       11,269        6,908           987        7,895
                                       -----------  -----------  -----------  -----------   -----------  -----------
Total gross profit at standard....     $   158,830  $    19,596      178,426  $   126,818   $    21,070      147,888
                                       ===========  ===========               ===========   ===========
Manufacturing variances & other
related costs.....................                                     6,554                                  69,018
                                                                 -----------                             -----------
Total gross profit................                               $   171,872                             $    78,870
                                                                 ===========                             ===========


                                                                    AS OF                                 AS OF
                                                                  MARCH 31,                            DECEMBER 31,
                                                                    2003                                   2002
                                                                 -----------                          -------------
IDENTIFIABLE ASSETS:
The Americas......................                               $   886,079                          $   900,563
EMEA..............................                                   281,284                              280,538
Asia Pacific......................                                    39,032                               34,652
Corporate (principally goodwill,
intangible assets and investments)                                   355,436                              356,442
                                                                 -----------                          -----------
     Total........................                               $ 1,561,831                          $ 1,572,195
                                                                 ===========                          ===========


13.      RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         In November 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with

Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The consensus requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized over the life of the arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item in a bundled sales arrangement. If the fair value is not available for the delivered items, the residual method must be used. This method requires that the amount allocated for the undelivered items in the arrangement be recorded at their full fair value. This results in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus is not expected to have a material effect on the Company's consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or annual reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. We are currently evaluating the impact of adopting this interpretation on our consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 is not expected to have a material impact on our consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for us is the quarter ended September 30, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our consolidated financial statements.

         In August 2003, the EITF reached consensus on EITF Issue No. 03-5 ("EITF 03-5"), "Applicability of AICPA Statement of Position 97-2, "Software Revenue Recognition," to Non-Software

Deliverables in an Arrangement Containing More-than-Incidental Software." EITF 03-5, which became effective for us on October 1, 2003, provides guidance on determining whether non-software deliverables are included within the scope of SOP 97-2 and, accordingly, whether multiple element arrangements are to be accounted for in accordance with EITF Issue No. 00-21 or SOP 97-2. We do not believe that adoption of the provisions of EITF 03-5 will have a material impact on our consolidated financial statements.

         In November 2003, the EITF reached partial consensus on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on the new requirements for other-than-temporary impairment and its application to debt and marketable equity investments that are accounted for under SFAS No. 115. The new requirements on disclosures are effective for fiscal years ending after December 15, 2003. The implementation of EITF 03-1 is not anticipated to have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FORWARD-LOOKING STATEMENTS; CERTAIN CAUTIONARY STATEMENTS
---------------------------------------------------------

         This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of Symbol's future business, results of operations, liquidity and operating or financial performance or results. Such forward looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These and other important risk factors are included in the "Risk Factors" section of this report.

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

The following discussion and analysis should be read in conjunction with Symbol's Condensed Consolidated Financial Statements and the notes thereto that appear elsewhere in this report.

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

EXECUTIVE OVERVIEW OF PERFORMANCE
---------------------------------

         Overall our revenue performance in the three month period ended March 31, 2003 improved 21.6% to $386,347 from $317,644 in the comparable prior year period, despite facing certain challenges beyond our control such as the still-slow information technology spending, a deteriorating global economy, a worsening geopolitical landscape, with the U.S. at war, and a rising global health threat in SARS. We are continuing to invest in our people, processes and systems to improve our margins. We are beginning to see benefits as our overall gross profit improved to 44.5% for the three month period ended March 31, 2003, from 24.8% in the comparable prior year period.

         Our operating expenses of $208,949 for the three month period ended March 31, 2003 included a provision for potential legal settlements related to our class action suits of $72,000 and approximately $5,300 additional expenses associated with our investigations and restatement.

         A key focus of management has been on improving balance sheet performance. For the three month period ended March 31, 2003, we saw continued strength in cash flow from operations of $71,288. As such, we improved our liquidity position, further paying down total debt by approximately $37,000 and increased cash by $22,466 in the three month period ended March 31, 2003. As of March 31, 2003, our cash was at $98,587 with only $50 million in short-term bank debt.

         Our net inventory at March 31, 2003 was reduced by $20,633 to $240,463 as compared to $261,096 at December 31, 2002. Our focus on improving our inventory control processes and on improving inventory turns has aided significantly in reducing our inventory levels.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
-----------------------------------------------------

         Subsequent to the issuance of the Company's March 31, 2002 financial statements, management of the Company identified certain accounting errors and irregularities in its previously issued financial statements beginning in 1998 through the nine months ended September 30, 2002. As a result, the condensed consolidated financial statements for the three months ended March 31, 2002 included in Item 1 have been restated. Refer to Note 2 of the Condensed Consolidated Financial Statements for further details on the restatement. Management's discussion and analysis of financial condition and results of operations give effect to the restatement of the March 31, 2002 financial statements.

RESULTS OF OPERATIONS
---------------------

         The following table summarizes our revenue by reportable segment and geographic region:


                                         FOR THE THREE MONTHS
                                         --------------------
                                            ENDED MARCH 31,
                                         ------------------
                                                                                           PERCENT
                                          2003             2002         INCREASE          INCREASE
                                          ----             ----         --------          --------
Product revenues:
             The Americas              $185,080          $170,948         $14,132           8.3
             EMEA                       104,836            71,149          33,687          47.4
             Asia Pacific                20,787            12,805           7,982          62.3
                                    ----------------- --------------- -------------- ---------------

               Total-product
                    revenues            310,703           254,902          55,801          21.9
                                    ----------------- --------------- -------------- ---------------

Services revenues:
             The Americas                50,248            42,457           7,791          18.4
             EMEA                        22,829            18,038           4,791          26.6
             Asia Pacific                 2,567             2,247             320          14.2
                                    ----------------- --------------- -------------- ---------------
               Total-services
                    revenues             75,644            62,742          12,902          20.6
                                    ----------------- --------------- -------------- ---------------

               Total revenues          $386,347          $317,644         $68,703          21.6
                                    ================= ================ ============= ===============



         Net product revenue of $310,703 for the three months ended March 31, 2003 increased $55,801 or 21.9 percent from $254,902 in the comparable prior year period. The increase is due to increased sales volume of the Company's mobile computing products, particularly in the Americas. In addition, our product revenue in EMEA grew $33,687 or 47.4% as compared to the comparable prior year period, due to similar increases in our mobile computing products as we further penetrated this market. Net services revenue of $75,644 for the three months ended March 31, 2003 increased $12,902 or 20.6 percent, from $62,742 in the comparable prior year period primarily due to an 18.4 percent increase in the Americas and a 26.6 percent increase in EMEA. The increase in service revenue in the Americas is largely due to significant cash collections, as service revenue is recognized on a billed and collected basis. The increase in service revenue in EMEA is the result of an increase in the contract base and favorable exchange rates.

         Geographically, the Americas product revenue increased $14,132 or 8.3 percent for the three months ended March 31, 2003, from the respective comparable prior year period, primarily due to the strong performance of our mobile computing product offering. Outside of the Americas, revenue between periods were favorably impacted by exchange rates. EMEA product revenue increased $33,687 or 47.4 percent for the three months ended March 31, 2003 from the comparable prior year period. Asia Pacific product revenue increased $7,982 or 62.3 percent for the three months ended March 31, 2003 from the comparable prior year period. The Americas, EMEA and Asia Pacific represent approximately 59 percent, 34 percent, and 7 percent of net product revenue for the three months ended March 31, 2003.

         Product cost of revenue as a percentage of net product revenue was 50.3 percent for the three months ended March 31, 2003 as compared to 71.5 percent in the comparable prior year period. Included in product cost of revenue for the three month period ended March 31, 2002 are the following charges: $4,896 provision for a loss contract; $1,311 related to the restructuring activities for the transition of our manufacturing facilities; approximately $1,100 related to the impairment of certain product software assets; severance charges of approximately $2,000 and additional warranty expenses of $1,930. These charges, aggregating $11,237 represent 6.2 percent of product cost of revenue in the quarter ended March 31, 2002 or 4.4 percent of product cost of revenue as a percentage of product revenue. In addition our manufacturing efficiencies and favorable absorption during the quarter ended March 31, 2003 reduced our costs by approximately 4.0 percent between the periods. The remaining decrease is due to an overall shift in product mix to higher margin products particularly in our scanner and mobile computing products where the percent of cost of these products as a percentage of revenue decreased for the quarter ended March 31, 2003 by 5.2 percent and 7.4 percent, respectively from the comparable prior year quarter, and favorable impact of foreign exchange rates.

         Services cost of revenue increased $1,521 or 2.7 percent to $58,136 for the three months ended March 31, 2003 from $56,615 in the comparable prior year period, primarily due to higher repair volumes.

         Total operating expenses increased 211.1 percent to $208,949 for the three-month period ended March 31, 2003 from $67,160 in the comparable period in the prior year. This increase is largely driven by accounting consequences related to our stock-based compensation plans which resulted in a recovery or benefit of $51,302 in our prior year quarter, loss provision for legal settlements of $72,000 in our current year quarter and additional costs of $5,300 associated with our restatement and the ongoing government investigations as further described below.

         Engineering costs increased to $37,055 or 4.3 percent for the three months ended March 31, 2003 from $35,533 for the respective prior year period. This increase is due to the inclusion of @POS engineering resources and an increase in engineering development activities. As a percentage of total net revenue, engineering expenses decreased to 9.6 percent for the three months ended March 31, 2003 compared to 11.2 percent for the comparable prior year period primarily due to increased sales between the periods.

         Selling, general and administrative expenses of $99,031 for the three months ended March 31, 2003 increased 23.3 percent from $80,295 for the comparable prior year period. The increase is a result of variable expenses associated with our net sales growth over comparable periods of approximately
17.8 percent and additional costs of $5,300 or 5.3 percent of total selling, general and administrative expenses for the quarter ended March 31, 2003 associated with the restatement and ongoing government investigations. As a percentage of net revenue, such expenses increased to 25.6 percent for the three months ended March 31, 2003 from 25.3 percent in the comparable prior year period.

         In February 2002, our former President and Chief Executive Officer announced his retirement. In connection therewith, we recorded a pre-tax compensation and related benefits charge of $8,597 for the three months ended March 31, 2002 included as a component of selling, general and administrative expenses.

         As the Company continues to negotiate with regard to the investigations and its outstanding class action lawsuits, we have recorded an additional $72,000 loss provision for legal settlements in the three month period ended March 31, 2003 bringing the estimated liability to $142,000 as of March 31, 2003.

         Included in total operating expenses, and as more fully described in our Annual Report on Form 10-K/A as of and for the year ended December 31, 2002, are amounts associated with the variable portion of our stock option plans. Such amount was a recovery of $51,302 for the three-month period ended March 31, 2002. As of March 31, 2003, due to the inability of Symbol to make timely filings with the Commission, our stock option plans were held in abeyance, meaning that our employees could not exercise their options until we become current with our filings. As an accommodation to both current and former Symbol associates whose options have been impacted by this suspension, the Compensation Committee of the Board approved an abeyance program that allows associates whose options are affected during the suspension period the right to exercise such options up to 90 days after the end of the suspension period. This results in a new measurement date for those options, which leads to a non-cash accounting compensation charge for the intrinsic value of those vested options when the employee either terminates employment during the suspension period or within the 90 day period after the end of the suspension period. Such expense amounted to $776 for the three month period ended March 31, 2003.

         In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East manufacturing partners. Included in operating expenses as restructuring and impairment charges for the three-month period ended March 31, 2002 is $2,634 related to these transition activities, primarily related to workforce reduction. (See Note 7 to the Condensed Consolidated Financial Statements)

         Our effective tax rate for the three months ended March 31, 2003 and 2002 was 24.6% and 30.1%, respectively, reflecting the increasing benefits for research credits, income exemptions and lower foreign effective tax rates partially offset by non-deductible expenses. The tax rate for the first three months of 2003 reflects our current estimate of the full year effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         We utilize a number of measures of liquidity including the following:


                                                                          MARCH 31, 2003         DECEMBER 31, 2002
                                                                      ---------------------   ------------------------
Working Capital................................................                $98,153                 $216,316
Current Ratio (Current Assets to Current Liabilities)..........                  1.2:1                    1.5:1
Long-Term Debt to Capital (long-term debt to long-term debt
   plus equity)................................................                    6.0%                    13.3%


         Current assets decreased by $14,240 from December 31, 2002 principally due to a decrease in inventories due to increased sales and a decrease in accounts receivable due to increased cash collections, partially offset by an increase in cash on hand due to improved cash flow from operations. Additionally during the three months ended March 31, 2003 we paid down approximately $30,000 on the revolving credit facility.

         Current liabilities increased $103,923 from December 31, 2002 primarily due to an increase in accounts payable and accrued expenses, primarily due to additional accruals recorded in connection with pending class action litigation as well as increased short-term debt obligations due to maturities of amounts under our revolving credit facility.

         The aforementioned activity resulted in a working capital decrease of $118,163 for the three months ended March 31, 2003. Our current ratio at March 31, 2003 decreased to 1.2:1 compared with 1.5:1 as of December 31, 2002.

         During the three months ended March 31, 2003, we generated cash flow from operating activities of $71,288 and experienced an overall increase in cash of $22,466. The cash flows provided by operating activities as well as the proceeds from the exercise of stock options, warrants and the employee stock purchase plan were used primarily to repay long-term debt, purchase property, plant and equipment, repurchase our common stock and invest in new companies and other assets.

         Net cash provided by operating activities for the three months ended March 31, 2003 increased to $71,288 from $29,238 for the same period in 2002 primarily as a result of improved operating gross profit as well as improved collections on customer accounts receivable. Net cash used in investing activities for the three months ended March 31, 2003 increased to $13,150 from $10,995 in the same period in 2002 as a result of lower proceeds in 2003 from the sale of property, plant and equipment. Net cash used in financing activities for the three months ended March 31, 2003 increased to $37,062 from $22,106 primarily as a result of increased net debt repayments.

         Based on recent financial performance and current expectations, we believe that our cash on hand, cash generated from operations and various credit facilities available to us will satisfy our needs for working capital, capital expenditures, investment requirements, stock repurchases, and other liquidity requirements associated with our existing operations through at least the next 12 months.

         During 2000, we entered into a $50,000 lease receivable securitization agreement. This agreement matured on December 31, 2003 but was renewed for an additional three months without the ability to draw upon additional funds available under the agreement. Since December 31, 2003, we have not been able to securitize additional lease receivables and will not be able to do so until we provide certain financial information to the financial institution. During the three months ended March 31, 2003 and 2002, we did not securitize any of our lease receivables. Factors that are reasonably likely to affect our ability to continue using these financing arrangements include the ability to generate lease receivables that qualify for securitization and the ability of the financial institution to obtain an investment grade rating from either of the two major credit rating agencies. We do not consider the securitization of lease receivables to be a significant contributing factor to our continued liquidity.

         We had long-term debt outstanding as follows:


                                             MARCH 31, 2003   DECEMBER 31, 2002
                                            ---------------   -----------------
Revolving Credit Facility..............     $       50,000        $     80,000
Senior Notes...........................                 --               6,349
SAILS Exchangeable Debt................             54,290              55,194
Other..................................                527                 752
                                            ---------------   -----------------
                                                   104,817             142,295
Less Current Maturities................             50,298               6,681
                                            ---------------   -----------------
Long Term Debt.........................     $       54,519        $    135,614
                                            ===============   =================

         As of March 31, 2003, we had a $350,000 unsecured revolving credit facility with a syndicate of U.S. and International banks (the "Credit Agreement"). These borrowings bear interest at either LIBOR plus 100 basis points (which approximated 2.3 percent and 2.4 percent at March 31, 2003 and December 31, 2002, respectively) or the base rate of the syndication agent bank, contingent upon various stipulations by the lender (which approximated 4.25 percent at both March 31, 2003 and December 31, 2002). This Credit Agreement was due to expire in January 2004, as such, the revolving credit facility amount is recorded as a component of current maturities in the above table as of March 31, 2003. As a result of the length of time necessary to restate our financial statements (see Note 2 of the Condensed Consolidated Financial Statements) beginning on September 16, 2003, we would have been in violation of one of the covenants of our Credit Agreement that requires the timely filing of financial statements with the SEC. On September 15, 2003, we reached an agreement with the bank group and obtained a waiver to provide us additional time to become current with our periodic filings with the SEC. Under the revised Credit Agreement, the credit facility was reduced from $350,000 to $100,000 in September, 2003 and was voluntarily terminated in November 2003. In November 2003, we refinanced the Credit Agreement with a $30,000 secured credit line which expires in May 2006. In addition to our secured credit line, we have loan agreements with various banks pursuant to which, the banks have agreed to provide lines of credit totaling $24,469 with a range of borrowing rates and varying terms. As of March 31, 2003 and December 31, 2002, the Company had no borrowings outstanding under these lines. These agreements continue until such time as either party terminates the agreements.

         In March 1993, we issued $50,000 of our 7.76 percent Series Notes due February 15, 2003 (the "Senior Notes"). The remaining balance of the Senior Notes of $6,349 is classified as current at December 31, 2002 and was fully repaid in February 2003.

         In January 2001, we entered in to a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. The 4,160 shares of Cisco common stock had a market value of $53,997 at March 31, 2003. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in Investment in Marketable Securities in the Consolidated Balance Sheets. This debt has a seven-year maturity and pays interest at a cash coupon rate of 3.625 percent.

         At maturity, the SAILS will be exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar arrangement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under our revolving credit facility. The SAILS contain an embedded equity collar, which effectively hedges a large portion of exposure to fluctuations in the fair value of our holdings in Cisco common stock. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS No. 133. Accordingly, the derivative has been specifically designated as a hedge of the exposure to changes in the fair value of the securities. The gain or loss on changes in the fair value of the derivative is recognized through earnings in the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

         The derivative has been combined with the debt instrument in long-term debt in the Condensed Consolidated Balance Sheets and presented on a net basis as permitted under FIN No. 39, "Offsetting of Amounts Related to Certain Contracts," as there exists a legal right of offset. The SAILS liability, net of the derivative asset, represents $54,290 at March 31, 2003.

         The remaining portion of long-term debt outstanding relates to capital lease obligations and various other loans maturing through 2007.

         The combined aggregate amount of long-term debt maturities for the nine months ended December 31, 2003 and each of the subsequent years ending December 31 are as follows:


               2003 (9 months)                      50,298
               2004 (full year)                        144
               2005 (full year)                         73
               2006 (full year)                          6
               2007 (full year)                          6
               Thereafter                           54,290
                                                  --------
                                                  $104,817
                                                  ========


         Our long-term debt to capital ratio decreased to 6.0 percent at March 31, 2003 from 13.3 percent at December 31, 2002 primarily due to the repayment of debt under our revolving credit facility from cash flows from operating activities.

         We continue to enter into obligations and commitments to make future payments under lease agreements. Our capital lease obligations are included in long-term debt as presented on the balance sheet. The aggregate amount of required future minimum rental payments under non-cancelable operating leases for the nine months ended December 31, 2003 and each of the subsequent years ending December 31, are as follows:


                                                      OPERATING LEASES
                                                      ----------------
2003 (9 months)..................................         $  14,537
2004 (full year).................................            16,470
2005 (full year).................................            14,769
2006 (full year).................................            13,386
2007 (full year).................................            11,591
Thereafter.......................................            34,686
                                                      ----------------
Total minimum payments...........................          $105,439
                                                      ================


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

         On an on-going basis, we evaluate our estimates and judgments, including those related to product return reserves, legal contingencies, inventory valuation, warranty reserves, useful lives of long-lived assets, derivative instrument valuations and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 1 to the Consolidated Financial Statements "Summary of Significant Accounting Policies" filed in our Annual Report on Form 10-K/A for the year ended December 31, 2002 summarizes each of our significant accounting policies. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

REVENUE RECOGNITION, PRODUCT RETURN RESERVES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

         We record accounts receivable, net of an allowance for doubtful accounts. Throughout the year, we estimate our ability to collect outstanding receivables and establish an allowance for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts receivable that we believe are uncollectible. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion of all of the accounts receivable. We believe that analysis of historical trends and current knowledge of potential collection problems provides us sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates, which could have an adverse effect on our financial condition and results of operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

         In November 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The consensus requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized over the life of the arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item in a bundled sales arrangement. If the fair value is not available for the delivered items, the residual method must be used. This method requires that the amount allocated for the undelivered items in the arrangement be recorded at their full fair value. This results in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus is not expected to have a material effect on the Company's consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or annual reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. We are currently evaluating the impact of adopting this interpretation on our consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 is not expected to have a material impact on our consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for us is the quarter ended September 30, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our consolidated financial statements.

         In August 2003, the EITF reached consensus on EITF Issue No. 03-5 ("EITF 03-5"), "Applicability of AICPA Statement of Position 97-2, "Software Revenue Recognition," to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software." EITF 03-5, which became effective for us on October 1, 2003, provides guidance on determining whether non-software deliverables are included within the scope of SOP 97-2 and, accordingly, whether multiple element arrangements are to be accounted for in accordance with EITF Issue No. 00-21 or SOP 97-2. We do not believe that adoption of the provisions of EITF 03-5 will have a material impact on our consolidated financial statements.

         In November 2003, the EITF reached partial consensus on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on the new requirements for other-than-temporary impairment and its application to debt and marketable equity investments that are accounted for under SFAS No. 115. The new requirements on disclosures are effective for fiscal years ending after December 15, 2003. The implementation of EITF 03-1 is not anticipated to have a material impact on our consolidated financial statements.

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

         The Commission and the Eastern District have commenced separate investigations relating to certain of our prior accounting practices. In response to an inquiry from the Commission, we conducted an initial internal investigation, with the assistance of a law firm, in May 2001 relating to such accounting practices, which we subsequently discovered was hindered by certain of our former employees. The Commission expressed dissatisfaction with the initial investigation. In March 2002, we undertook an approximately eighteen-month internal investigation, with the assistance of a second law firm and independent forensic accounting team, the results of which gave rise to the restatement of our financial statements for the years ended December 31, 2000 and 2001, and unaudited selected quarterly information for each of the four quarters of 2001 and the first three quarters of 2002. See Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2002. Symbol has also been given notice that the Commission is considering recommending civil actions against Symbol and certain of our former employees for violations of federal securities laws.

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

PENDING LITIGATION MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         Symbol, certain members of our former senior management team and certain former and current members of our Board of Directors are named defendants in a number of purported class actions alleging violations of federal securities laws, including issuing materially false and misleading statements that had the effect of artificially inflating the market price of our common stock, as well as related derivative actions. As of March 31, 2003, we have accrued $142 million related to the pending class actions and the government investigations. The plaintiffs have yet to specify the amount of damages being sought in the related civil actions and, therefore, we are unable to estimate what our ultimate liability in such lawsuits may be. Telxon, our wholly-owned subsidiary, along with various former executive officers of Telxon, are named defendants in a number of separate purported class actions alleging violations of federal securities laws. On November 13, 2003, Telxon and the plaintiff class reached a tentative settlement of all pending shareholder class actions against Telxon. On February 12, 2004, the Court granted its final approval of the settlement. Under the settlement, Telxon anticipates that it will pay $37 million to the class. As a result of anticipated contributions by Telxon's insurers, Telxon expects that its net payment will be no more than $25 million. Our insurance coverage is not sufficient to cover our total liabilities in any of these purported class actions, and our ultimate liability in these actions may have a material adverse effect on our results of operations and financial condition.

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

         On September 17, 2003, a jury awarded approximately $218 million in damages against Telxon, which we acquired in November 2000, for claims relating to an alleged contract with Smart Media of Delaware, Inc. Telxon has made certain post-verdict motions seeking, among other things, a new trial or a reduction in the amount of the jury verdict. While we are still vigorously defending against this lawsuit, we may ultimately be liable for the full amount of the jury verdict, which could have a material adverse effect on our results of operations, financial condition and business.

         We are also subject to lawsuits in the normal course of business, which can be expensive, lengthy, disrupt normal business operations and divert management's attention from ongoing business operations. An unfavorable resolution to any lawsuit could have a material adverse effect on our business, results of operations and financial condition. See Part II, Item I, "Legal Proceedings" for additional information regarding material litigation.

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

         We are implementing various initiatives intended to materially improve our internal controls and procedures, address the systems and personnel issues raised in the course of the restatement and help ensure a corporate culture that emphasizes integrity, honesty and accurate financial reporting. These initiatives address Symbol's control environment, organization and staffing, policies, procedures and documentation, and information systems. See Part I,
Item 4, "Controls and Procedures" for a discussion of these initiatives.

         The implementation of the initiatives set forth in Part I, Item 4 is one of Symbol's highest priorities. Our Board of Directors, in coordination with our Audit Committee, will continually assess the progress and sufficiency of these initiatives and make adjustments as necessary. However, no assurance can be given that we will be able to successfully implement our revised internal controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified material weaknesses in our prior controls and procedures. In addition, we may be required to hire additional employees, and may experience higher than anticipated capital expenditures and operating expenses, during the implementation of these changes and thereafter. If we are unable to implement these changes effectively or efficiently, there could be a material adverse effect on our operations or financial results.

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

         The investigations by Symbol and the resulting restatement of our financial statements have led to a delay in the filing of this quarterly report. We have been, and will continue to be, engaged in a dialogue with the Commission with respect to the Consolidated Financial Statements and our delayed periodic reports. However, the Commission may provide us with comments on this filing or any of the delayed quarterly reports after such reports have been filed, which could require us to amend or restate previously filed periodic reports. In addition, as a result of the delay in filing our periodic reports with the Commission, we are currently not in compliance with the listing requirements of the New York Stock

Exchange, or NYSE, the exchange on which our common stock is listed. The NYSE has not taken any delisting or other action against Symbol, but there can be no assurance that the NYSE will not take any such action in the future. If we are required to amend or restate our periodic filings, or if the NYSE delists, or attempts to delist, our common stock, investor confidence may be reduced, our stock price may substantially decrease and our ability to access the capital markets may be limited.

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

WE ARE SUBJECT TO RISKS RELATED TO OUR OPERATIONS OUTSIDE THE UNITED STATES.

         A substantial portion of our net revenues have been from foreign sales. For the quarter ended March 31, 2003, foreign sales accounted for approximately 44% of our net revenue. We also manufacture most of our products outside the United States and we anticipate that an increasing percentage of new products and subassemblies will be manufactured outside the United States. Overall margins for our products have increased throughout 2003 partially as a result of increased efficiencies due to the transfer of internal manufacturing to our Reynosa facility and external manufacturing to lower cost producers in China, Taiwan and Singapore.

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

         In 2002, approximately 50% of our product cost of revenue can be attributed to our facility in Reynosa, and we estimate that such percentage will be similar or higher throughout the remainder of 2003.

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

         We have been sued in Mexico by a plaintiff who alleges she is the legal owner of some of the property that our facility in Reynosa is located. See Part II, Item 1, "Legal Proceedings--Other Litigation--Lic. Olegario Cavazos Cantu, on behalf of Maria Leonor Cepeda Zapata vs. Symbol de Mexico, Sociedad de R.L. de C.V." If use of our manufacturing facility in Reynosa, Mexico were interrupted by natural disaster, the aforementioned lawsuit or otherwise, there could be a material adverse effect on our operations until we could establish alternative production and service operations.

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

ACCESS TO INFORMATION
---------------------

         Symbol's Internet address is www.symbol.com. Through the Investor Relations section of our Internet website, we make available, free of charge, our Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the "Exchange Act"), as well as any filings made pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Copies are also available, without charge, from Symbol Investor Relations, One Symbol Plaza, Holtsville, New York 11742. Our Internet website and the information contained therein or incorporated therein are not incorporated into this Quarterly Report on Form 10-Q.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             ----------------------------------------------------------

         See Item 7A of Symbol's Annual Report on Form 10-K/A for the year ended December 31, 2002 for a discussion of various market risks that Symbol is exposed to. The market risks we are exposed to have not materially changed from such disclosure.

ITEM 4.      CONTROLS AND PROCEDURES
             -----------------------

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

         As reported more fully in Symbol's Annual Report on Form 10-K/A for the year ended December 31, 2002, through two internal investigations, we learned that certain members of former management engaged in, directed and/or created an environment that encouraged a variety of inappropriate activities that resulted in accounting errors and irregularities affecting our previously issued financial statements that we have now restated. The investigations also found that, in addition to the specific items of misconduct giving rise to the need for the restatement, there was a failure by Symbol's former management to establish an appropriate control environment, and there were significant failures in

Symbol's internal controls and procedures resulting from numerous causes, including inadequate hiring of qualified and experienced personnel, insufficient training and supervision of personnel, a decentralized accounting structure for operations in the United States and inadequate systems and systems interfaces. The investigations also found instances in which some members of former management and sales and finance-related employees devoted insufficient attention and resources to ensuring accurate accounting and financial reporting. Indeed, as the guilty pleas of two former senior members of our finance group illustrate, there were also instances in which such activity rose to the level of criminal misconduct.

         In 2002 and 2003, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. We concluded that many of the internal control deficiencies described more fully in our Annual Report on Form 10-K/A for the year ended December 31, 2002 constituted "material weaknesses," as defined under standards established by the American Institute of Certified Public Accountants, during the restatement period.

         As described more fully in our 2002 Annual Report on Form 10-K/A, Symbol has implemented a number of initiatives to improve Symbol's disclosure controls and procedures, including internal controls and procedures, and to address the areas of weakness identified during the investigations and the restatement. We believe the efforts we have and are taking address the material weaknesses that previously affected our internal controls. However, it will take some time before we have in place the rigorous disclosure controls and procedures, including internal controls and procedures, that our Board of Directors and senior management are striving for. As a result of our efforts as of the date hereof, we believe that our Condensed Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Quarterly Report on Form 10-Q contains the information required to be included in accordance with the Exchange Act.

         As required by Rule 13a-15(b) of the Exchange Act, Symbol has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2003, the end of the period covered by this report. Based upon the evaluation and the results of the investigations discussed above, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiencies as described in Symbol's 2002 10-K/A and herein, as of the evaluation date and the filing date of this report, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the Commission is properly recorded, processed, summarized and reported in conformance with the rules and regulations of the Commission.

         Other than as described in our 2002 Annual Report on Form 10-K/A and herein, since the evaluation date, there have been no significant changes in our internal control structure, policies and procedures over financial reporting or in other areas that could significantly affect our internal controls. We will continue to assess our disclosure controls and procedures as we prepare our filings and will take any further actions that we deem necessary.

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
             -----------------

         The information set forth in Note 11 in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

         (a)  The following exhibits are included herein:

              31.1  Certification of Chief Executive Officer, pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2  Certification of Chief Financial Officer, pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.


Dated:  February 25, 2004            By:  /s/  William R. Nuti
                                          --------------------------------
                                          William R. Nuti
                                          Chief Executive Officer, President,
                                          Chief Operating Officer and Director
                                          (principal executive officer)


Dated:  February 25, 2004            By:  /s/  Mark T. Greenquist
                                          ---------------------------------
                                          Mark T. Greenquist
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (principal financial officer)


Dated:  February 25, 2004            By:  /s/  James M. Conboy
                                          -------------------------------
                                          James M. Conboy
                                          Vice President - Controller and Chief
                                          Accounting Officer
                                          (principal accounting officer)