Form 10-Q
period 2003-06-30
SYMBOL TECHNOLOGIES INC
filed 2004-02-25
CIK 278352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

                              FOR THE QUARTER ENDED
                                  JUNE 30, 2003

                                TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION
     Item 1.      Condensed Consolidated Financial Statements.....................................................1
                  Condensed Consolidated Balance Sheets at June  30, 2003 and December 31, 2002...................1
                  Condensed Consolidated Statements of Operations for the Three and Six Months Ended
                     June 30, 2003 and 2002 (restated)............................................................2
                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003
                     and 2002 (restated) .........................................................................3
                  Notes to Condensed Consolidated Financial Statements as of June 30, 2003 and for the
                     Three and Six Months Ended June 30, 2003 and 2002............................................4
     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........32
     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....................................55
     Item 4.      Controls and Procedures........................................................................55

PART II - OTHER INFORMATION
     Item 1.      Legal Proceedings..............................................................................56
     Item 6.      Exhibits and Reports on Form 8-K...............................................................56

Signatures.......................................................................................................57

Certifications...................................................................................................58


                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                        JUNE 30,         DECEMBER 31,
                                                                                          2003               2002
                                                                                       -----------      -------------
ASSETS
------
Cash and cash equivalents......................................................          $ 97,976           $76,121
Accounts receivable, less allowance for doubtful
  accounts of $38,070 and $34,272 respectively.................................           126,629           151,417
Inventories....................................................................           211,539           261,096
Deferred income taxes..........................................................           146,672           167,489
Other current assets...........................................................            39,685            34,293
                                                                                       -----------      -------------
     Total current assets......................................................           622,501           690,416

Property, plant and equipment, net.............................................           206,069           208,209
Deferred income taxes..........................................................           248,707           222,475
Investment in marketable securities............................................            70,128            54,939
Goodwill.......................................................................           302,616           301,023
Intangible assets, net.........................................................            33,750            37,125
Other assets...................................................................            42,840            58,008
                                                                                       -----------      -------------
     Total assets                                                                      $1,526,611        $1,572,195
                                                                                       ===========      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses..........................................          $453,139          $427,568
Current portion of long-term debt..............................................            15,278             6,681
Deferred revenue...............................................................            38,118            32,903
Accrued restructuring expenses.................................................             6,042             6,948
                                                                                       -----------      -------------
     Total current liabilities.................................................           512,577           474,100

Long-term debt, less current maturities........................................            65,351           135,614
Deferred revenue...............................................................            15,180            15,821
Other liabilities..............................................................            60,807            58,921

Contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 10,000 shares, none issued or
  outstanding..................................................................               --                 --
 Series A Junior Participating preferred stock, par value $1.00; authorized 500
  shares, none issued or outstanding...........................................               --                 --
 Common stock, par value $0.01; authorized 600,000 shares; issued 256,897 shares
  and 256,589 shares, respectively.............................................             2,569             2,566
Additional paid in-capital.....................................................         1,327,380         1,323,085
Accumulated other comprehensive loss, net......................................            (3,174)          (13,096)
Accumulated deficit............................................................          (215,050)         (188,340)
                                                                                       -----------      -------------
                                                                                        1,111,725         1,124,215

LESS:
Treasury stock, at cost, 26,130 shares and 25,962 shares, respectively.........          (239,029)         (236,476)
                                                                                       -----------      -------------
     Total stockholders' equity................................................           872,696           887,739
                                                                                       -----------      -------------
            Total liabilities and stockholders' equity.........................        $1,526,611        $1,572,195
                                                                                       ==========       =============

            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                   FOR THE                          FOR THE
                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                            -------------------------      --------------------------
                                                                            2002                            2002
                                                                            (AS                              (AS
                                                                        RESTATED-SEE                     RESTATED-SEE
                                                              2003         NOTE 2)            2003           NOTE 2)
                                                            --------    ------------        --------     ------------
REVENUE:
Product............................................         $290,296        $252,494        $600,999        $507,396
Services...........................................           83,523          76,593         159,167         139,335
                                                            --------    ------------        --------     ------------
                                                             373,819         329,087         760,166         646,731

COST OF REVENUE:
Product cost of revenue............................          165,047         179,564         321,386         361,723
Services cost of revenue...........................           56,383          51,171         114,519         107,786
                                                            --------    ------------        --------     ------------
                                                             221,430         230,735         435,905         469,509
                                                            --------    ------------        --------     ------------
Gross profit.......................................          152,389          98,352         324,261         177,222
                                                            --------    ------------        --------     ------------
OPERATING EXPENSES:
Engineering........................................           38,130          34,240          75,185          69,773
Selling, general and administrative................          108,419          76,998         207,450         157,293
Loss provision for legal settlements...............               --              --          72,000              --
Stock based compensation
  expense/ (recovery)..............................            1,456         (27,648)          2,232         (78,950)
Restructuring and impairment charges...............              136              92             223           2,726
                                                            --------    ------------        --------     ------------
                                                             148,141          83,682         357,090         150,842
                                                            --------    ------------        --------     ------------

Earnings/(loss) from operations....................            4,248          14,670         (32,829)         26,380
Other income/(expense).............................            4,522         (30,974)            488         (35,026)
                                                            --------    ------------        --------     ------------
Earnings/(loss) before income taxes................            8,770         (16,304)        (32,341)         (8,646)

Provision for/(benefit from) income taxes..........            2,155          (3,147)         (7,943)           (843)
                                                            --------    ------------        --------     ------------

NET EARNINGS/(LOSS) ...............................           $6,615        $(13,157)       $(24,398)        $(7,803)
                                                            ========    ============      ==========     ============
EARNINGS/(LOSS) PER SHARE:
Basic and diluted..................................          $  0.03      $    (0.06)     $    (0.11)     $    (0.03)
                                                            ========    ============      ==========     ============

CASH DIVIDENDS DECLARED AND PAID PER COMMON SHARE..          $    --      $       --      $     0.01      $     0.01
                                                            ========    ============      ==========     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic..............................................          230,770         228,970         230,649         229,287
Diluted............................................          236,820         228,970         230,649         229,287


            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                               FOR THE
                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                    ------------------------------
                                                                                                          2002
                                                                                                     (AS RESTATED-
                                                                                       2003            SEE NOTE 2)
                                                                                    -----------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................................................       $ (24,398)         $  (7,803)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and equipment................          26,202             27,469
Other amortization............................................................           7,164              5,989
Provision for losses on accounts receivable...................................           8,420              7,253
Provision for inventory writedown.............................................          21,787             24,242
Deferred income tax benefit...................................................          (7,943)            (3,042)
Non-cash restructuring, asset impairment and other charges....................           3,292             44,140
Non-cash stock-based compensation expense / (recovery)........................           2,232            (78,950)
(Gain)/loss on sale of property, plant and equipment and other assets.........             (89)             1,788
Change in fair value of derivative............................................           7,759            (21,517)
Unrealized holding (gain) loss on marketable securities.......................         (14,934)            14,192

CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS OF ACQUISITIONS
  AND DIVESTITURES:
Accounts receivable...........................................................          30,721             (2,171)
Inventories...................................................................          31,966             63,869
Other assets..................................................................          (2,252)             9,532
Accounts payable and accrued expenses.........................................          24,828            (13,765)
Accrued restructuring expenses................................................            (906)              (805)
Other liabilities and deferred revenue........................................           6,460                853
                                                                                    -----------     --------------
  Net cash provided by operating activities...................................         120,309             71,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in other companies, net of cash acquired..........................          (1,777)            (5,610)
Proceeds from sale of property, plant and equipment and other assets..........             521              6,243
Purchases of property, plant and equipment....................................         (24,494)           (19,309)
Investments in intangible and other assets....................................          (1,963)              (689)
                                                                                    -----------     --------------
  Net cash used in investing activities.......................................         (27,713)           (19,365)
                                                                                    -----------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt.................................         (71,636)           (45,227)
Proceeds from issuance of notes payable and long-term debt....................              --             70,651
Repurchase of convertible notes and debentures................................              --            (84,432)
Proceeds from exercise of stock options, warrants and employee stock purchase
plan..........................................................................           4,623              7,725
Purchase of treasury shares...................................................          (5,110)            (7,055)
Dividends paid................................................................          (2,312)            (2,291
                                                                                    -----------     --------------
  Net cash used in financing activities.......................................         (74,435)           (60,629)
                                                                                    -----------     --------------
Effects of exchange rate changes on cash......................................           3,694              3,950
                                                                                    -----------     --------------
Net increase/(decrease) in cash and cash equivalents..........................          21,855             (4,770)
Cash and cash equivalents, beginning of period................................          76,121             70,365
                                                                                    -----------     --------------
  Cash and cash equivalents, end of period....................................       $  97,976          $  65,595
                                                                                    ===========     ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID/(REFUNDED) DURING THE PERIOD FOR:

  Interest....................................................................       $   3,463          $   9,588

  Income taxes................................................................       $     886          $ (13,300)




            See notes to Condensed Consolidated Financial Statements

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
              FINANCIAL STATEMENTS AS OF JUNE 30, 2003 AND FOR THE
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

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

         In our opinion, the Condensed Consolidated Financial Statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly our financial position as of June 30, 2003, and the results of our operations and cash flows for the three and six months ended June 30, 2003 and 2002, in accordance with the instructions to Form 10-Q of the Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

         The following table illustrates the effect on net earnings/(loss) and net earnings/(loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                           ---------------------------   ----------------------------
                                                               2003           2002           2003           2002
                                                           ------------  --------------  -------------  -------------
Net earnings/(loss)-as reported..................          $     6,615    $   (13,157)   $   (24,398)   $    (7,803)

Stock based employee compensation
   expense/(recovery) included in reported net
   earnings/(loss), net of related tax effects...                  895        (17,004)         1,373        (48,554)

Less total stock based employee compensation
   expense determined under the fair value based
   method for all awards, net of related tax
   effects.......................................               (4,812)        (5,012)        (9,374)        (9,884)
                                                           ------------  --------------  -------------  -------------
Pro forma net earnings/(loss)....................          $     2,698    $   (35,173)   $   (32,399)   $   (66,241)
                                                           ============  ==============  =============  =============

Basic and diluted net earnings/(loss) per share:
   As reported...................................          $      0.03    $     (0.06)   $     (0.11)   $     (0.03)

   Pro forma.....................................          $      0.01    $     (0.15)   $     (0.14)   $     (0.29)



         The weighted average fair value of options granted during the three and six month periods ended June 30, 2003 and 2002 was $7.31 and $7.01, and $4.36 and $4.22 per option, respectively. In determining the fair value of options and stock purchase warrants granted for purposes of calculating the pro forma results disclosed above for the three and six month periods ended June 30, 2003 and 2002, we used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 4.0 percent; an expected option life of
4.7 years; an expected volatility of 59 percent; and a dividend yield of 0.14 percent per year. As required by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculations.

2.       RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         Subsequent to the issuance of our June 30, 2002 financial statements, our management identified certain accounting errors and irregularities, as discussed below, in its previously issued financial statements beginning in 1998 through the nine months ended September 30, 2002.

         The adjustments necessary to restate our financial statements relate primarily to the correction of errors related to the timing and amount of product and service revenue recognized, as well as certain reserves, restructurings, the administration of certain option programs and several categories of cost of revenue and operating expenses. As a result, the Condensed Consolidated Financial Statements included herein for the three- and six-month periods ended June 30, 2002 have been restated to give effect to the correction of these errors.

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

Patent Costs
------------

          Certain patent-related costs were being incorrectly amortized beyond the life of the related patent. Additionally, other instances were noted in which we could not associate various legal costs incurred with a specific patent. Accordingly, adjustments were made to correct the amortization of costs to coincide with the remaining life of the related patent and to write-off legal costs that could not be directly associated with a patent. In addition, because of rapidly changing technology, we determined that our prior policy of amortizing patents generally over a 17-year period was not appropriate and we made adjustments to reduce the patent amortization period to six years.

AirClic Transaction
-------------------

          In the third quarter of 2000, we received a non-cancelable purchase order from AirClic for the development of certain technologies, molding designs and other rights and recorded $15,000 of revenue and gross profit. In the fourth quarter of 2000, the terms of the purchase order were materially changed and were tied to a $50,000 cash investment we made in AirClic, a cost method investee. In the second quarter of 2002, we determined that a decline in the value of our investment in AirClic was other than temporary and wrote off $47,200 of the $50,000 investment as an impairment charge as a component of operating expenses. We have determined that our previous accounting for the transactions with AirClic was inappropriate and the accompanying Condensed Consolidated Financial Statements reflect the elimination of the $15,000 revenue and gross profit originally recognized in the third quarter of 2000 and the previously recorded $50,000 investment has been recorded as $35,000, which reflects the net effect of the 2000 transactions. Lastly, the $47,200 impairment charge recorded in the quarter ended June 30, 2002 has been reduced to $32,200 and is shown as an impairment in investment as a component of other income/(expense) in the Condensed Consolidated Statements of Operations.

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

         The following tables present the effects of the aforementioned adjustments on pre-tax income as previously reported:

Increase/(decrease) in loss before income taxes (in thousands):

                                                                              FOR THE THREE        FOR THE SIX
                                                                               MONTHS ENDED        MONTHS ENDED
                                                                              JUNE 30, 2002       JUNE 30, 2002
                                                                              -------------       -------------
Loss before income taxes, previously reported                                    $(33,449)          $(30,873)
                                                                              -------------       -------------
REVENUE ADJUSTMENTS:
Product................................................................             5,797             32,243
Services...............................................................             7,441             (2,673)
                                                                              -------------       -------------
                                                                                   13,238             29,570
                                                                              -------------       -------------
COST OF REVENUE ADJUSTMENTS:
Product revenue cost...................................................            (2,649)           (15,220)
Service revenue cost...................................................             1,357              2,552
Restructuring reserves.................................................           (17,140)           (22,727)
Excess and obsolete inventory..........................................           (26,860)           (54,242)
Computer software......................................................             4,107              7,393
Telxon transaction.....................................................                20             (2,567)
Accruals, reserves and prepayments.....................................             5,475              5,828
Other, net.............................................................             3,836              4,323
                                                                              -------------       -------------
                                                                                  (31,854)           (74,660)
                                                                              -------------       -------------
OPERATING AND OTHER EXPENSES:
Restructuring reserves.................................................            18,769             13,477
Computer hardware and software costs...................................            (6,120)           (16,129)
Patent costs...........................................................            (3,852)            (4,703)
AirClic................................................................            47,200             47,200
Telxon transaction.....................................................            (2,221)            (3,443)
Brazil acquisition.....................................................                --             (2,050)
Accruals and prepayments...............................................               807              2,610
Stock option accounting................................................            27,648             78,950
Executive life insurance...............................................              (158)              (266)
Interest expense.......................................................              (158)              (283)
Bad debt impact on revenue adjustments.................................               922                587
Impairment of investments..............................................           (32,200)           (32,200)
Other adjustments......................................................           (14,876)           (16,433)
                                                                              -------------       -------------
                                                                                   35,761             67,317
                                                                              -------------       -------------
Decrease in loss before income taxes...................................            17,145             22,227
                                                                              -------------       -------------
Loss before income taxes, as restated..................................          $(16,304)          $ (8,646)
                                                                              =============       =============

The following is a summary of the significant effects of the restatement on our previously reported results of operations and financial position:


                                                               THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                                          2002                         2002
                                                              ----------------------------- -----------------------------
                                                              AS PREVIOUSLY                  AS PREVIOUSLY
                                                                 REPORTED      AS RESTATED      REPORTED      AS RESTATED
                                                              -------------   ------------- ---------------  ------------
                                                                     (Amounts in thousands, except per share data)

Revenue...................................................     $ 315,849       $329,087       $ 617,161       $ 646,731
Cost of revenue...........................................       198,881        230,735         394,849         469,509
                                                              -------------   ------------- ---------------  ------------
Gross profit..............................................       116,968         98,352         222,312         177,222
Stock based compensation recovery under
  variable plan accounting................................
                                                                      --        (27,648)             --         (78,950)
Other operating expenses..................................       146,868        111,330         245,519         229,792
                                                              -------------   ------------- ---------------  ------------
(Loss)/earnings from operations...........................       (29,900)        14,670         (23,207)         26,380

Other expense, net........................................        (3,549)       (30,974)         (7,666)        (35,026)
                                                              -------------   ------------- ---------------  ------------
Loss before income taxes..................................       (33,449)       (16,304)        (30,873)         (8,646)
Benefit from income taxes.................................       (10,704)        (3,147)         (9,880)           (843)
                                                              -------------   ------------- ---------------  ------------
Net loss..................................................     $ (22,745)      $(13,157)      $ (20,993)      $  (7,803)
                                                              =============   ============= ===============  ============
Net loss per common share:
Basic and diluted.........................................     $   (0.10)      $  (0.06)      $   (0.09)      $   (0.03)
                                                              =============   ============= ===============  ============


         The above as previously reported amounts have been adjusted to reflect the reclassification of gains on the extinguishment of debt per the Company's adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in 2002.

3.       INVENTORIES


                                                                                     JUNE 30,           DECEMBER 31,
                                                                                       2003                2002
                                                                                    -----------        --------------
Raw materials................................................................       $    67,083        $    82,115
Work-in-process..............................................................            26,855             39,931
Finished goods...............................................................           117,601            139,050
                                                                                    -----------        -----------
                                                                                    $   211,539        $   261,096
                                                                                    ===========        ===========



         The amounts shown above are net of inventory reserves of $144,084 and $170,057 as of June 30, 2003 and December 31, 2002, respectively, and include inventory on consignment of $29,976 and $49,182 as of June 30, 2003 and December 31, 2002, respectively.

4.       GOODWILL AND INTANGIBLE ASSETS

         The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:



                                                                               PRODUCT       SERVICES       TOTAL
                                                                             -----------   ----------      ----------
Balance as of December 31, 2002..........................................    $  244,014    $   57,009       $301,023
Telxon goodwill adjustments..............................................        (1,559)         (414)       ( 1,973)
Foreign currency impact..................................................         2,797           744          3,541
@POS.....................................................................            20             5             25
                                                                             ----------    ----------       --------
Balance as of June 30, 2003..............................................    $  245,272    $   57,344       $302,616
                                                                             ==========    ==========       ========


         Other than goodwill, the Company's intangible assets, all of which are subject to amortization, consist of the following:



                                                          JUNE 30, 2003                    DECEMBER 31, 2002
                                                 ------------------------------      -----------------------------
                                                     GROSS          ACCUMULATED         GROSS          ACCUMULATED
                                                     AMOUNT        AMORTIZATION         AMOUNT         AMORTIZATION
                                                 ------------      ------------      -----------       ------------
Patents, trademarks and tradenames..........     $     32,920        $ (22,065)       $   31,624        $  (19,956)
Purchased technology........................           24,600           (7,721)           24,817            (6,069)
Other.......................................            6,862             (846)            6,865              (156)
                                                  ------------      ------------      -----------       ------------
                                                 $     64,382        $ (30,632)       $   63,306        $  (26,181)
                                                 ============        =========        ==========        ============



         The amortization expense for the three months ended June 30, 2003 and 2002 amounted to $2,285 and $1,621, respectively. The amortization expense for the six months ended June 30, 2003 and 2002 amounted to $4,458 and $3,259, respectively.

         Estimated amortization expense for the above intangible assets, assuming no additions or writeoffs, for the six months ended December 31, 2003 and for each of the subsequent years ending December 31 is as follows:


               2003 (six months).............    $   4,321
               2004 (full year)..............        8,135
               2005 (full year)..............        7,776
               2006 (full year)..............        5,225
               2007 (full year)..............        3,433
                                                 ---------
                                                 $  28,890
                                                 =========


5.       EARNINGS/(LOSS) PER SHARE AND DIVIDENDS

         Basic earnings/(loss) per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of common and potentially dilutive common shares (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

         The following table sets forth the computation of basic and diluted earnings/(loss) per share:


                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          -----------------------------  --------------------------
                                                             JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                                               2003           2002           2003          2002
                                                          -------------  -------------  -------------  ------------
Numerator:
Earnings (loss) applicable to common
   shares for basic and diluted calculation.....          $      6,615    $   (13,157)   $  (24,398)   $    (7,803)

Denominator:
Weighted-average common shares..................               230,770        228,970        230,649       229,287
Effect of dilutive securities:
   Stock options and warrants...................                 6,050             --             --            --
                                                          -------------  -------------  -------------  ------------

Denominator for diluted calculation.............               236,820        228,970        230,649       229,287
                                                          =============  =============  =============  ============


         Stock options and warrants outstanding and the effect of convertible subordinated notes and debentures for the three-month period ended June 30, 2003 and 2002 aggregating to 19,383 and 16,254, potentially dilutive shares, respectively, have not been included in the diluted per share calculations since their effect would be antidilutive.

         Stock options and warrants outstanding and the effect of convertible subordinated notes and debentures for the six-month period ended June 30, 2003 and 2002 aggregating to 20,069 and 16,387, respectively, of potentially dilutive shares have not been included in the diluted per share calculations since their effect would be antidilutive.

         On March 10, 2003, Symbol's Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,312 and was paid on April 28, 2003 to shareholders of record on April 14, 2003.

6.       COMPREHENSIVE EARNINGS/(LOSS)

         Comprehensive earnings/(loss) is the change in equity of a business enterprise from transactions, other events, and circumstances from nonowner sources during a period. The Company generated total comprehensive earnings of $44,799 and $16,538 for the three and six months ended June 30, 2003, respectively, and a total comprehensive (loss)/earnings of $(11,691) and $21,962 for the three and six months ended June 30, 2002, respectively. The Company's comprehensive earnings/(loss) is comprised of net earnings/(loss), foreign currency translation adjustments, unrealized gains/(losses) on available for sale marketable securities and unrealized derivative gains/(losses) on our cash flow hedging activities.

7.       RESTRUCTURING AND IMPAIRMENT CHARGES

         a.       Telxon Acquisition

         We recorded certain restructuring, impairment and merger integration related charges related to our Telxon acquisition during 2001 and 2002. Approximately $1,354 relating to these charges was included in accrued restructuring expenses as of December 31, 2002. As of June 30, 2003, $112 remained in accrued restructuring expenses.


                                                                                   LEASE
                                                           WORKFORCE             OBLIGATION
                                                          REDUCTIONS               COSTS                 TOTAL
                                                         ---------------     ------------------   ----------------
Balance at December 31, 2002.......................      $      158             $    1,196            $  1,354
Utilization/payments...............................            (158)                (1,084)             (1,242)
                                                         ---------------     ------------------   ----------------
Balance at June 30, 2003...........................      $       --             $      112            $    112
                                                         ===============     ==================   ================


         b.       Manufacturing Transition

         In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East contract manufacturing. As a result of these activities, we incurred certain restructuring charges during 2002 and 2001. The manufacturing restructuring charges recorded during the three months ended June 30, 2002 were $1,387, of which $91 was recorded as a component of operating expenses and $1,296 was recorded as a component of cost of revenue, all of which consisted of workforce reduction costs. The anticipated sub-lease income under these agreements was recorded as a reduction of the restructuring charge recorded in 2002. Workforce reduction charges related to the termination of approximately 350 employees, primarily manufacturing associates. As of December 31, 2002, all of these employees have been terminated. Included in accrued restructuring expenses as of June 30, 2003 is $4,995 of lease obligations relating to these manufacturing restructuring charges.

                                                                 LEASE
                                                              OBLIGATION
                                                                 COSTS
                                                             --------------
              Balance at December 31, 2002................     $    5,594
              Utilization/payments........................           (599)
                                                             --------------
              Balance at June 30, 2003....................     $    4,995
                                                             ==============


         c.       2003 Restructuring Charges

         During the first quarter of 2003, our global services organization initiated restructuring activities which included transferring a large percentage of our repair operations to Mexico and the Czech Republic, reorganizing our professional services group to utilize third party service providers for lower margin activities, and reorganizing our European management structure from a country based structure to a regional structure. The total costs incurred in connection with this restructuring in the first and second quarter, which related almost entirely to workforce reductions, was approximately $2,636, of which $979 and $87 was recorded as a component of cost of revenue and operating expenses, respectively, in the first quarter of 2003 and $1,434 and $136 was recorded as a component of cost of revenue and operating expenses respectively in the second quarter of 2003. These restructuring activities are expected to be completed during the first quarter of 2004.

         During the first quarter of 2003, we initiated additional restructuring activities in connection with our decision to relocate additional product lines from New York to Mexico. The costs associated with this restructuring relate to workforce reductions and transportation costs. The total amount incurred in connection with this restructuring activity is approximately $961, of which $749 was recorded as a component of cost of revenue in the first quarter of 2003 and $212 was recorded as a component of cost of revenue in the second quarter of 2003. These restructuring activities were completed by June 30, 2003.

         Details of the 2003 restructuring charges and remaining balances are as follows:


                                                                             ASSET
                                                          WORKFORCE       IMPAIRMENTS
                                                         REDUCTIONS        AND OTHER           TOTAL
                                                       --------------   ---------------   -------------
Provision-cost of revenue.........................       $   1,574        $       154       $    1,728
Provision-operating expenses......................              87                 --               87
Utilization/payments..............................            (519)              (115)            (634)
                                                       --------------   ---------------   -------------
Balance at March 31, 2003.........................           1,142                 39            1,181
Provision-cost of revenue.........................           1,521                138            1,659
Provision-operating expenses......................             136                 --              136
Utilization/payments..............................          (2,006)               (35)          (2,041)
                                                       --------------   ---------------   -------------
Balance at June 30, 2003..........................       $     793        $       142       $      935
                                                       ==============   ===============   =============


8.       CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES AND OTHER DEBT

         In January and February 2002, Telxon, a wholly owned subsidiary of the Company, purchased in the open market $34,790 of its 5.75 percent convertible subordinated notes for $34,127 in cash, and $5,173 of its 7.5 percent convertible subordinated debentures for $5,004 in cash. This represented a redemption price of 100.8214 percent of the outstanding principal amount for the
5.75 percent notes and 100 percent of the outstanding principal amount of the
7.5 percent debentures. We obtained such funds from borrowings under our line of credit. The gain on extinguishment of this debt of $0 and $566 has been included in other income in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2002.

         As of June 30, 2003, we had a $350,000 unsecured revolving credit facility with a syndicate of U.S. and international banks (the "Credit Agreement"). These borrowings bear interest at either LIBOR plus 75 basis points (which approximated 2.06 percent at June 30, 2003) or the base rate of the syndication agent bank, contingent upon various stipulations by the lender (which approximated 4.0 percent at June 30, 2003). As of June 30, 2003, the Company had $15,000 of borrowings outstanding under the Credit Agreement. This Credit Agreement was due to expire in January 2004, as such, the revolving credit facility amount is recorded as a component of current portion of long-term debt as of as of June 30, 2003. During the six months ended June 30, 2003, we paid down approximately $65,000 on the revolving credit facility. As a result of the length of time necessary to restate our financial statements (see
Note 2 of the Condensed Consolidated Financial Statements) beginning on September 16, 2003, we would have been in violation of one of the covenants of our Credit Agreement that requires the timely filing of financial statements with the SEC. On September 15, 2003, we reached an agreement with the bank group and obtained a waiver to provide us additional time to become current with our periodic filings with the SEC. Under the revised Credit Agreement, the credit facility was reduced from $350,000 to $100,000 in September, 2003 and was voluntarily terminated in November 2003. In November 2003, this credit facility was replaced with a $30,000 secured credit line which expires in May 2006.

9.       AIRCLIC TRANSACTIONS AND OTHER ASSETS

AirClic

         In November 2000, we invested $35,000 in and licensed certain intellectual property to AirClic Inc. ("AirClic"), a business which allows wireless devices to scan bar codes and transmit data to the Internet. In return, we received convertible preferred stock in AirClic. We do not currently have the right to convert the preferred stock into common stock of AirClic and our ability to do so in the future is subject to certain contractual restrictions. As we do not have the ability to exercise significant influence over AirClic, we account for this investment using the cost method. We periodically test the carrying value of our investments for impairment. In consideration of the outlook of AirClic's business, the general decline in the economy and the decline in information technology spending, we determined that the decline in the value of our investment in AirClic was other than temporary in June 2002. We obtained an independent appraisal of our investment in AirClic and wrote down the carrying amount of the investment to the estimated fair value at June 30, 2002 of $2,800 by recording an impairment of the investment of $32,200, classified as other expense in the condensed consolidated statement of operations.

         In January 2003, we invested an additional $750 in AirClic in exchange for additional convertible preferred stock. This additional investment has also been accounted for under the cost method and increased our investment in AirClic to $3,550.

         In March 2003, AirClic received additional financing from other investors but the negative outlook for AirClic's business and the lack of a rebound in the information technology sector and the economy in general prompted us to record an additional impairment charge of $3,025 related to this investment for the three months ended March 31, 2003. We subsequently wrote off our remaining investment in AirClic of $525 during the third quarter of 2003.

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

         In July 2003, we reached an agreement with AirClic as it related to this obligation. The remaining obligation of $4,992 as of July 2003 was settled by making a cash payment of $2,497 to AirClic. Accordingly, we recognized other income of $2,495 in the third quarter of 2003 which is classified as a component of other income / (expense) in the condensed consolidated statements of operations.

Employee Loan Receivable

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

         a.       Brazil Acquisition

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

         a.       Legal Matters

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

GOVERNMENT INVESTIGATIONS

         The SEC has issued a Formal Order Directing Private Investigation and Designating Officers to Take Testimony with respect to certain accounting matters, principally concerning the timing and amount of revenue recognized by Symbol during the period of January 1, 2000 through December 31, 2001, as well as the accounting for certain reserves, restructurings, certain option programs and several categories of cost of revenue and operating expenses. We are cooperating with the SEC, and have produced hundreds of thousands of documents and numerous witnesses in response to the SEC's inquiries. Symbol and approximately ten or more former employees have received so-called "Wells Notices" stating that the SEC Staff in the Northeast Regional Office is considering recommending to the Commission that it authorize civil actions against Symbol and the individuals involved alleging violations of various sections of the federal securities laws and regulations. Pursuant to an action against Symbol, the Commission may seek permanent injunctive relief and appropriate monetary relief, including a fine, from us.

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

         On October 3, 2003, Symbol and the individual defendants moved to dismiss the Hoyle action as barred by the applicable statute of limitations. The Court has not ruled on the motion. Symbol intends to litigate the case vigorously on the merits.

         In connection with the above pending class actions and government investigations, Symbol has recorded a loss provision on legal settlements of $72,000 in the three months ended March 31, 2003 bringing the estimated liability to $142,000 as of June 30, 2003, which is reflected as a component of accounts payable and accrued expenses in the accompanying Condensed Consolidated Financial Statements.

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

         Accordingly, we recorded a $25,000 pre-tax charge in the Consolidated Statements of Operations for the quarter ended December 31, 2002 and have reflected as an accrued liability as of December 31, 2002 and June 30, 2003 the estimated settlement of $37,000 and have recorded a non-current asset for the insurance proceeds of $12,000 which we expect to receive in the first quarter of 2004.

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

PSC Litigation

         On June 26, 2002, Symbol filed an action against PSC Inc. and PSC Scanning, Inc. (collectively, "PSC") in New York State Supreme Court in Suffolk County, New York asserting claims for breach of contract and tortious interference with prospective business relations stemming from PSC's failure to deliver products to Symbol under a preexisting supply and distribution agreement. On August 22, 2002, PSC filed a separate action in the same Court against Symbol alleging that Symbol breached its obligations under a separate supply and distribution agreement with PSC for the supply of Symbol's bar code readers. On November 22, 2002, during the pendency of the two contract actions, PSC filed petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. As part of a Bankruptcy Court's mandated mediation process, on April 7, 2003, the parties entered into a settlement agreement settling all existing disputes between them. The settlement agreement was approved by the Bankruptcy Court as part of PSC's Final Plan of Reorganization, as confirmed on June 19, 2003, and became effective on June 30, 2003. On June 30, 2003, in accordance with the terms of the settlement, PSC made a one-time payment of $6,000 to Symbol. Approximately $1,500 of such amount has been included within other income in the Condensed Consolidated Statements of Operations for the quarter ended June 30, 2003. The remaining balance of approximately $4,500 is recorded as deferred revenue as of June 30, 2003 and is being deferred over the fifty-four month term of the OEM Agreement which was signed in conjunction with the settlement agreement. In addition, the parties executed an amended patent license and supply agreements that permit PSC to purchase certain Symbol bar code scan engine products for use by PSC in the manufacture of certain bar code reading products. The parties also terminated the two pre-existing distribution agreements that were the subject of pending litigations between the parties, and dismissed, with prejudice, the two pending contract actions relating to those agreements.

         b.       Guarantees and Product Warranties

         Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements of FIN 45 are applicable to the Company's product warranty liability.

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

         The following table illustrates the changes in our warranty reserves:

                                                                Amount
                                                             -----------
        Balance at December 31, 2002.....................    $    15,034
        Charges to expense-cost of revenue...............         18,250
        Utilization/payment..............................        (18,089)
                                                             -----------
        Balance at June 30, 2003.........................    $    15,195
                                                             ===========


         c.       Derivative Instruments and Hedging Activities

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

         As of June 30, 2003 and December 31, 2002, respectively, we had $44,582 and $25,267 in notional amounts of forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. These contracts are primarily denominated in British pounds, Euros, Australian dollars, Canadian dollars and Japanese yen and have been marked to market each period with the resulting gains and losses included in the Condensed Consolidated Statement of Operations. The fair value of these forward exchange contracts was $365 and ($1,732) as of June 30, 2003 and December 31, 2002, respectively, which was recorded in current assets and current liabilities.

12.      BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREAS

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

         We operate in three main geographic regions: The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Sales are allocated to each region based upon the location of the use of the products and services. Non - U.S. sales for the three and six months ended June 30, 2003 were $151,317 and $322,287, respectively. Non-U.S. sales for the three and six months ended June 30, 2002 were $116,850 and $240,725, respectively.

         Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally temporary investments and goodwill.

         Summarized financial information concerning our reportable segments and geographic regions is shown in the following table.

                                                                        FOR THE THREE MONTHS ENDED
                                              ----------------------------------------------------------------------------
                                                          JUNE 30, 2003                            JUNE 30, 2002
                                              -------------------------------------  -------------------------------------
                                               PRODUCTS      SERVICES       TOTAL       PRODUCTS     SERVICES       TOTAL
                                              ----------  ------------  ------------ ------------  -------------  ---------
REVENUES:

The Americas................................   $191,627      $55,890      $247,517     $176,260        $54,332    $230,592
EMEA .......................................     76,180       24,253       100,433       59,387         20,005      79,392
Asia Pacific................................     22,489        3,380        25,869       16,847          2,256      19,103
                                              ----------  ------------  ------------ ------------  -------------  ---------
Total net sales.............................   $290,296      $83,523      $373,819     $252,494        $76,593    $329,087
                                              ==========  ============  ============ ============  =============  =========
STANDARD GROSS PROFIT:

The Americas................................   $97,980       $13,670      $111,650      $87,981        $19,051    $107,032
EMEA .......................................    40,587         8,812        49,399       28,396          4,462      32,858
Asia Pacific................................    11,633         1,497        13,130        8,215            922       9,137
                                              ----------  ------------  ------------ ------------  -------------  ---------
Total gross profit at standard..............   $150,200      $23,979       174,179     $124,592        $24,435     149,027
                                              ==========  ============               ============  =============
Manufacturing variances & other related
costs.......................................                                21,790                                  50,675
                                                                        ------------                              ---------
Total gross profit..........................                              $152,389                                 $98,352
                                                                        ============                              =========

                                                                        FOR THE SIX MONTHS ENDED
                                              ----------------------------------------------------------------------------
                                                           JUNE 30, 2003                           JUNE 30, 2002
                                              -------------------------------------  -------------------------------------
                                               PRODUCTS      SERVICES        TOTAL       PRODUCTS     SERVICES      TOTAL
                                              ----------   -----------    ---------  -------------   ----------  ---------

REVENUES:

The Americas...............................   $376,707      $106,138       $482,845      $347,209      $96,789    $443,998
EMEA ......................................    181,016        47,082        228,098      130,535        38,043     168,578
Asia Pacific...............................     43,276         5,947         49,223       29,652         4,503      34,155
                                              ----------   -----------    ---------  -------------   ----------  ---------
Total net sales............................   $600,999      $159,167       $760,166      $507,396     $139,335    $646,731
                                              ==========   ===========    =========  =============   ==========  =========
STANDARD GROSS PROFIT:

The Americas...............................   $192,860       $25,273       $218,133      $172,585      $35,500    $208,085
EMEA ......................................     94,097        15,975        110,072       63,701         8,096      71,797
Asia Pacific...............................     22,072         2,326         24,398       15,123         1,909      17,032
                                              ----------   -----------    ---------  -------------   ----------  ---------
Total gross profit at standard.............   $309,029       $43,574        352,603      $251,409      $45,505     296,914
                                              ==========   ===========               =============   ==========
Manufacturing variances & other related
costs......................................                                  28,342                                119,692
                                                                          ---------                              ---------
Total gross profit.........................                                $324,261                               $177,222
                                                                          =========                              =========
                                                                                                                    AS OF
                                                                          AS OF JUNE                              DECEMBER
                                                                           30, 2003                               31, 2002
                                                                          ----------                              --------
IDENTIFIABLE ASSETS:
The Americas...............................                                $840,642                               $900,563
EMEA.......................................                                 284,861                                280,538
Asia Pacific  .............................                                  48,465                                 34,652
Corporate (principally goodwill,
intangible assets and investments).........                                 352,643                                356,442
                                                                          ----------                            ----------
     Total.................................                              $1,526,611                             $1,572,195
                                                                         ===========                            ==========

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

         In August 2003, the EITF reached consensus on EITF Issue No. 03-5 ("EITF 03-5"), "Applicability of AICPA Statement of Position 97-2, "Software Revenue Recognition," to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software." EITF 03-5, which became effective for us on October 1, 2003, provides guidance on determining whether non-software deliverables are included within the scope of SOP 97-2 and, accordingly, whether multiple element arrangements are to be accounted for in accordance with EITF Issue No. 00-21 or SOP 97-2. We do not believe that the provisions of EITF 03-5 will have a material impact on our consolidated financial statements.

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

EXECUTIVE OVERVIEW OF PERFORMANCE

         Overall, net revenues for the three and six month periods ended June 30, 2003 increased 13.6 percent and 17.5 percent to $373,819 and $760,166 from $329,087 and $646,731 in the comparable prior year periods. As further described below, the majority of the increase is due to increased revenue from our product segment, particularly in our mobile computing and wireless infrastructure product offerings, as well as an increased contract base in our services organization.

         Our gross profit of $152,389 and $324,261 or 40.8 percent and 42.7 percent for the three and six-month periods ended June 30, 2003, respectively, have increased from $98,352 and $177,222 or 29.9 percent and 27.4 percent from the comparable prior year periods. These increases are mainly the result of sales of higher margin products and our focus on improving our manufacturing and distribution operations, as well as our focus on better inventory management.

         Costs continued to be incurred for the three and six month period ended June 30, 2003 for our investigations and restatement. Such costs approximated $14,500 and $19,800, respectively.

         Our prior year three and six months ended June 30, 2002 included a writedown of an investment in Airclic of $32,200, which are considered to be other-than-temporary. Such amounts are included in other income/(expense).

         Our continued focus on our balance sheet performance, has continued to show improvement with cash of $97,976 at June 30, 2003, an increase of $21,855 from cash of $76,121 at December 31, 2002.

         Our cash provided by operations of $120,309 for the six month period ended June 30, 2003 also allowed us to pay down long term debt of $71,636 during this six month period.

         Our inventory balance has been reduced by $49,557 to $211,539 at June 30, 2003 from $261,096 at December 31, 2002, which demonstrates our continued progress towards improving the efficiencies of our operations.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         Subsequent to the issuance of the Company's June 30, 2002 financial statements, management of the Company identified certain accounting errors and irregularities in its previously issued financial statements beginning in 1998 through the nine months ended September 30, 2002. As result, the condensed consolidated financial statements for the three and six months ended June 30, 2002 included in Item 1 have been restated. Refer to Note 2 of the Condensed Consolidated Financial Statements for further details on the restatement. Management's discussion and analysis of financial condition and results of operations gives effect to restatement of the June 30, 2002 financial statements.

RESULTS OF OPERATIONS

         The following table summarizes our revenue by reportable segment and geographic region:

                                     FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                              JUNE 30,                                  JUNE 30,
                                                                    PERCENT                                  PERCENT
                                      2003      2002     INCREASE  INCREASE     2003      2002    INCREASE   INCREASE
                                   ---------  --------  ---------- ----------  --------- ------- ---------- -----------
Product revenues:
               The Americas         $191,627  $176,260   $ 15,367        8.7   $376,707  $347,209  $ 29,498       8.5
               EMEA                   76,180    59,387     16,793       28.3    181,016   130,535    50,481      38.7
               Asia Pacific           22,489    16,847      5,642       33.5     43,276    29,652    13,624      45.9
                                   ---------  --------  ---------- ----------  --------- ------- ---------- -----------
                    Total-product
                    revenues         290,296   252,494     37,802       15.0    600,999   507,396    93,603      18.4
                                   ---------  --------  ---------- ----------  --------- ------- ---------- -----------

Services revenues:
               The Americas           55,890    54,332      1,558       2.9      106,138   96,789     9,349      9.7
               EMEA                   24,253    20,005      4,248      21.2      47,082    38,043     9,039     23.8
               Asia Pacific            3,380     2,256      1,124      49.8       5,947     4,503     1,444     32.1
                                   ---------  --------  ---------- ----------  --------- ------- ---------- -----------
                    Total-services
                    revenues          83,523    76,593      6,930       9.0     159,167   139,335    19,832     14.2
                                   ---------  --------  ---------- ----------  --------- ------- ---------- -----------




               Total revenues       $373,819  $329,087   $ 44,731      13.6    $760,166  $646,731  $113,435     17.5
                                   =========  ========  ========== ==========  ========= ======= ========== ===========



         Net product revenue of $290,296 and $600,999 for the three and six months ended June 30, 2003 increased $37,802 and $93,603 or 15.0 percent and
18.4 percent, respectively, from the comparable prior year periods. The increase in net product revenue is due to continued increases in the Americas in our mobile computing products as well as our wireless infrastructure products and continued growth in EMEA. Our international operations had increased sales in our mobile computing and automatic data capture products. Net services revenue of $83,523 and $159,167 for the three and six months ended June 30, 2003 increased $6,930 and $19,832 or 9.0 percent and 14.2 percent, respectively, from the comparable prior year periods primarily due to an increase in contract revenues and project management activities in the Americas and an increase in the contract base in EMEA as well as favorable exchange rates.

         Geographically, the Americas product revenue increased $15,367 and $29,498 or 8.7 percent and 8.5 percent, respectively, for the three and six months ended June 30, 2003 from the comparable prior year periods. EMEA revenue increased $16,793 and $50,481 or 28.3 percent and 38.7 percent for the three and six months ended June 30, 2003 from the comparable prior year periods. Asia Pacific revenue increased $5,642 and $13,624 or 33.5 percent and 45.9 percent for the three and six months ended June 30, 2003 from the comparable prior year periods. The Americas, EMEA and Asia Pacific represent approximately 66.0 percent, 26.2 percent, and 7.8 percent of net product revenue for the three months ended June 30, 2003 and 62.7 percent, 30.1 percent and 7.2 percent for the six months ended June 30, 2003.

         Product cost of revenue as a percentage of net product revenue was 56.9 percent and 53.5 percent for the three months and six months ended June 30, 2003 as compared to 71.1 percent and 71.3 percent in the comparable prior year periods. Included in product cost of revenue for the three month period ended June 30, 2002 are the following charges: approximately $2,500 relating to workforce reductions and severance due to the consolidation of manufacturing facilities from Bohemia, NY to Reynosa, Mexico and approximately $11,800 related to a write down of manufacturing equipment software. These charges, aggregating $14,300 represent approximately 5.7 percent of product cost of revenue as a percentage of product revenue for the three month period ended June 30, 2002. In addition, the combination of our continued focus on improvement in inventory management and other related manufacturing efficiencies and favorable absorption during the three and six month periods ended June 30, 2003 resulted in the reduction of costs by approximately 4.0 percent when compared to each comparable prior year period. The remaining decrease is primarily due to an overall shift in product mix to higher margin products and favorable impact of foreign exchange rates.

         Services cost of revenue (as a percentage of net services revenue) was
67.5 percent and 71.9 percent for the three and six months ended June 30, 2003 as compared to 66.8 percent and 77.4 percent in the comparable prior year periods. The decrease in services cost of revenue as a percentage of services revenue for the six month period resulted primarily from customer service realizing the benefits of additional cost containment activities in the first quarter of 2003, coupled with higher selling prices on certain customer service orders and higher repair volume.

         Total operating expenses increased 77.0 and 136.7 percent to $148,141 and $357,090 for the three and six-month periods ended June 30, 2003 from $83,682 and $150,842 for the comparable prior year periods. This increase is largely driven by accounting consequences related to our stock-based compensation plans which resulted in a recovery of $78,950 in the prior year six month period, loss provisions for legal settlements of $72,000 recorded in the quarter ended March 31, 2003 and costs of $19,800 for the six month period ended June 30, 2003 associated with our restatement and ongoing government investigations as further described below.

         Engineering costs increased to $38,130 from $34,240 for the three months ended June 30, 2003 and increased to $75,185 from $69,773 for the six months ended June 30, 2003, as compared to the comparable prior year periods. This represents an increase of 11.4 percent and 7.8 percent, respectively, from the comparable prior year periods. The increase for the three month period is due to the continued expansion and investments in improving of our advanced data capture and mobile computing product offerings. As a percentage of total net revenue, engineering expenses decreased to 10.2 percent and 9.9 percent for the three and six months ended June 30, 2003 compared to 10.4 percent and 10.8 percent for the comparable prior year periods primarily due to lower revenue levels in the prior comparable periods.

         Selling, general and administrative expenses of $108,419 and $207,450 for the three and six months ended June 30, 2003 increased from $76,998 and $157,293 for the comparable prior year periods. Selling, general and administrative expenses increased 40.8 percent and 31.8 percent from the comparable prior year periods. As a percentage of net revenue, such expenses increased to 29.0 percent for the three months ended June 30, 2003 from 23.4 percent for the quarter ended June 30, 2002, and increased to 27.3 percent for the six months ended June 30, 2003 as compared to 24.3 percent for the six months ended June 30, 2002. The increase is largely attributed to an increase in variable expenses associated with supporting our net revenue growth of 13.6 percent and 17.5 percent for the three- and six-month period ended June 30, 2003 when compared to the comparable periods in 2002. Included in the selling, general and administrative expenses for the three- and six-month periods ended June 30, 2003 is approximately $14,500 and $19,800 or 13.4 percent and 9.4 percent, respectively of costs associated with the restatement and the ongoing government investigations.

         In February 2002, our former President and Chief Executive Officer announced his retirement. In connection therewith, we recorded a pre-tax non-recurring compensation and related benefits charge of $8,597 for the three months ended March 31, 2002 included as a component of selling, general and administrative expenses.

         As the Company continues to negotiate with regard to the investigations and its outstanding class action lawsuits, we have recorded an additional $72,000 loss provision for legal settlements in the three month period ended March 31, 2003 bringing the estimated liability to $142,000 as of June 30, 2003.

         Included in total operating expenses, and as more fully described in our Annual Report on Form 10-K/A for the year ended December 31, 2002, are amounts associated with the variable portion of our stock option plans. Such amounts were recoveries of $27,648 and $78,950 for the three- and six-month periods ended June 30, 2002. As of March 31, 2003, due to the inability of Symbol to make timely filings with the Commission, our stock option plans were held in abeyance, meaning that our employees could not exercise their options until we become current with our filings. As an accommodation to both current and former Symbol associates whose options have been impacted by this suspension, the Compensation Committee of the Board approved an abeyance program that allows associates whose options are affected during the suspension period the right to exercise such options up to 90 days after the end of the suspension period. This results in a new measurement date for those options, which leads to a non-cash accounting compensation charge for the intrinsic value of those vested options when the employee either terminates employment during the suspension period or within the 90 day period after the end of the suspension period. Such expense amounted to $1,456 and $2,232 for the three- and six-month periods ended June 30, 2003.

         Included in other income/(expense) for the three and six month period ended June 30, 2002 is a writedown of an investment in Airclic of $32,200 which is considered to be other-than-temporary.

         In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East manufacturing partners. Included in operating expenses as restructuring and impairment charges for the three- and six-month period ended June 30, 2003 is $92 and $2,726, respectively, related to these transition activities, primarily related to workforce reductions. (See Note 7 to the Condensed Consolidated Financial Statements)

         Our effective tax rate for the six months ended June 30, 2003 and 2002 was 24.6% and 9.8%, respectively, reflecting the increasing benefits for research credits, income exemptions and lower foreign effective tax rates partially offset by non-deductible expenses. The tax rate for the six month period ending June 30, 2003 reflects our current estimate of the full year effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         We utilize a number of measures of liquidity including the following:


                                                                                       JUNE 30,        DECEMBER 31,
                                                                                         2003              2002
                                                                                     -------------   ----------------
     Working Capital...........................................................         $109,924          $216,316
     Current Ratio (Current Assets to Current Liabilities).....................            1.2:1             1.5:1
     Long-Term Debt to Capital.................................................             7.0%             13.3%
        (long-term debt to long-term debt plus equity)


         Current assets decreased $67,915 from December 31, 2002 principally due to a decrease in inventories due to increased sales and a decrease in accounts receivable due to increased cash collections, partially offset by an increase in cash on hand due to improved cash flow from operations. Additionally, during the six months ended June 30, 2003, we paid down approximately $65,000 on the revolving credit facility.

         Current liabilities increased $38,477 from December 31, 2002 primarily due to an increase in accounts payable and accrued expenses, primarily due to additional accruals recorded in connection with pending class action litigation as well as increased short-term debt obligations due to maturities of amounts under our revolving credit facility.

         The aforementioned activity resulted in a working capital decrease of $106,392 for the six months ended June 30, 2003. The Company's current ratio at June 30, 2003 decreased to 1.2:1 compared with 1.5:1 as of December 31, 2002.

         During the six months ended June 30, 2003, we generated cash flow from operating activities of $120,309 and experienced an overall increase in cash of $21,855. The cash flows provided by operating activities were used primarily to repay long-term debt, purchase property, plant and equipment, repurchase our common stock, invest in new companies and other assets and pay dividends.

         Net cash provided by operating activities for the six months ended June 30, 2003 increased to $120,309 from $71,274 for the same period in 2002 primarily as a result of improved operating gross profit as well as improved collections on customer accounts receivable. Net cash used in investing activities for the six months ended June 30, 2003 increased to $27,713 from $19,365 in the same period in 2002 as a result of increased purchases of property, plant and equipment as well as lower proceeds from the sale of property, plant and equipment and other assets partially offset by lower amounts spent in 2003 for the acquisition of new companies. Net cash used in financing activities for the six months ended June 30, 2003 increased to $74,435 from $60,629 primarily as a result of increased net debt repayments in 2003.

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

         During 2000, we entered into a $50,000 lease receivable securitization agreement. This agreement matured on December 31, 2003 but was renewed for an additional three months without the ability to draw upon additional funds available under the agreement. Since December 31, 2003, we have not been able to securitize additional lease receivables and will not be able to do so until we provide certain financial information to the financial institution. During the six months ended June 30, 2003, we did not securitize any of our lease receivables. During the six months ended June 30, 2002, we securitized $7,373, of lease receivables, which resulted in proceeds of $4,200. Factors that are reasonably likely to affect our ability to continue using these financing arrangements include the ability to generate lease receivables that qualify for securitization and the ability of the financial institution to obtain an investment grade rating from either of the two major credit rating agencies. We do not consider the securitization of lease receivables to be a significant contributing factor to our continued liquidity.

         We had long-term debt outstanding as follows:



                                                                                  JUNE 30,           DECEMBER 31,
                                                                                    2003                 2002
                                                                            ------------------   -------------------
Revolving Credit Facility..............................................             $15,000              $80,000
Senior Notes...........................................................                   -                6,349
SAILS Exchangeable Debt................................................              65,164               55,194
Other..................................................................                 465                  752
                                                                                  -----------         -------------
                                                                                     80,629              142,295
Less Current Maturities................................................              15,278                6,681
                                                                                  -----------         -------------
                                                                                    $65,351             $135,614
                                                                                  ===========         =============



         At June 30, 2003, we had a $350,000 unsecured revolving credit facility with a syndicate of U.S. and International banks (the "Credit Agreement"). These borrowings bear interest at either LIBOR plus 75 basis points (which approximated 2.06 percent at June 30, 2003) or the base rate of the syndication agent bank, contingent upon various stipulations by the lender (which approximated 4.0 percent at June 30, 2003). This Credit Agreement was due to expire in January 2004, as such, the revolving credit facility amount is recorded as a component of current maturities in the above table as of June 30, 2003. As a result of the length of time necessary to restate our financial statements (see Note 2 of the Condensed Consolidated Financial Statements) beginning on September 16, 2003, we would have been in violation of one of the covenants of our Credit Agreement that requires the timely filing of financial statements with the SEC. On September 15, 2003, we reached an agreement with the bank group and obtained a waiver to provide us additional time to become current with our periodic filings with the SEC. Under the revised Credit Agreement, the credit facility was reduced from $350,000 to $100,000 in September, 2003 and was voluntarily terminated in November 2003. In November 2003, we refinanced the Credit Agreement with a $30,000 secured credit line which expires in May 2006. In addition to our secured credit line, we have loan agreements with various banks pursuant to which, the banks have agreed to provide lines of credit totaling $24,469 with a range of borrowing rates and varying terms. As of June 30, 2003 and December 31, 2002, the Company had no borrowings outstanding under these lines. These agreements continue until such time as either party terminates the agreements.

         In March 1993, we issued $50,000 of our 7.76 percent Series Notes due February 15, 2003 (the "Senior Notes"). The remaining balance of the Senior Notes of $6,349 is classified as current at December 31, 2002 and was fully repaid in February 2003.

         In January 2001, we entered in to a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. The 4,160 shares of Cisco common stock had a market value of $68,182 at June 30, 2003. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in Investment in Marketable Securities in the Consolidated Balance Sheets. This debt has a seven-year maturity and pays interest at a cash coupon rate of 3.625 percent.

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

         The derivative has been combined with the debt instrument in long-term debt in the Consolidated Balance Sheets and presented on a net basis as permitted under FIN No. 39, "Offsetting of Amounts Related to Certain Contracts," as there exists a legal right of offset. The SAILS liability, net of the derivative asset, represents $65,164 at June 30, 2003.

         The remaining portion of long-term debt outstanding relates to capital lease obligations and various other loans maturing through 2007.

         The combined aggregate amount of long-term debt maturities for the six months ended December 31, 2003 and each of the subsequent years ending December 31 are as follows:


                 2003 (six months)..................      $15,278
                 2004 (full year)...................          103
                 2005 (full year)...................           73
                 2006 (full year)...................            6
                 2007 (full year)...................            5
                 Thereafter.........................       65,164
                                                          --------
                                                          $80,629
                                                          ========


         Our long-term debt to capital ratio decreased to 7.0 percent at June 30, 2003 from 13.3 percent at December 31, 2002 primarily due to the repayment of debt under our revolving credit facility utilizing cash flows from operating activities.

         We continue to enter into obligations and commitments to make future payments under lease agreements. Our capital lease obligations are included in long-term debt as presented on the Condensed Consolidated Balance Sheet. The combined aggregate amount of required future minimum rental payments under non-cancelable capital and operating leases for the six months ended December 31, 2003 and each of the subsequent years ending December 31, are as follows:


                                                        OPERATING LEASES
                                                        -----------------
2003 (6 months)...................................            $ 10,386
2004 (full year)..................................              17,839
2005 (full year)..................................              15,827
2006 (full year)..................................              13,989
2007 (full year)..................................              12,312
Thereafter........................................              36,103
                                                              ---------
Total minimum payments............................            $106,456
                                                              =========


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

         We record accounts receivable, net for an allowance for doubtful accounts. Throughout the year, we estimate our ability to collect outstanding receivables and establish an allowance for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions for key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts receivable that we believe are uncollectible. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion of all of the accounts receivable. We believe that analysis of historical trends and current knowledge of potential collection problems provides us significant information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates, which could have an adverse effect on our financial condition and results of operations.

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

PENDING LITIGATION MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         Symbol, certain members of our former senior management team and certain former and current members of our Board of Directors are named defendants in a number of purported class actions alleging violations of federal securities laws, including issuing materially false and misleading statements that had the effect of artificially inflating the market price of our common stock, as well as related derivative actions. As of June 30, 2003, we have accrued $142 million related to the pending class actions and the government investigations. The plaintiffs have yet to specify the amount of damages being sought in the related civil actions and, therefore, we are unable to estimate what our ultimate liability in such lawsuits may be. Telxon, our wholly-owned subsidiary, along with various former executive officers of Telxon, are named defendants in a number of separate purported class actions alleging violations of federal securities laws. On November 13, 2003, Telxon and the plaintiff class reached a tentative settlement of all pending shareholder class actions against Telxon. On February 12, 2004, the Court granted its final approval of the settlement. Under the settlement, Telxon anticipates that it will pay $37 million to the class. As a result of anticipated contributions by Telxon's insurers, Telxon expects that its net payment will be no more than $25 million. Our insurance coverage is not sufficient to cover our total liabilities in any of these purported class actions, and our ultimate liability in these actions may have a material adverse effect on our results of operations and financial condition.

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

         We are also subject to lawsuits in the normal course of business, which can be expensive, lengthy, disrupt normal business operations and divert management's attention from ongoing business operations. An unfavorable resolution to any lawsuit could have a material adverse effect on our business, results of operations and financial condition. See Part II, Item 1, "Legal Proceedings" for additional information regarding material litigation.

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

WE ARE SUBJECT TO RISKS RELATED TO OUR OPERATIONS OUTSIDE THE UNITED STATES.

         A substantial portion of our net revenues have been from foreign sales. For the three and six months ended June 30, 2003, foreign sales accounted for approximately 40% and 42%, respectively of our net revenue. We also manufacture most of our products outside the United States and we anticipate that an increasing percentage of new products and subassemblies will be manufactured outside the United States. Overall margins for our products have increased throughout 2003 partially as a result of increased efficiencies due to the transfer of internal manufacturing to our Reynosa facility and external manufacturing to lower cost producers in China, Taiwan and Singapore.

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

         As required by Rule 13a-15(b) of the Exchange Act, Symbol has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2003, the end of the period covered by this report. Based upon the evaluation and the results of the investigations discussed above, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiencies as described in Symbol's 2002 10-K/A and herein, as of the evaluation date and the filing date of this report, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the Commission is properly recorded, processed, summarized and reported in conformance with the rules and regulations of the Commission.

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

      (a)    The following exhibits are included herein:

             31.1    Certification of Chief Executive Officer, pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2    Certification of Chief Financial Officer, pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The following Reports on Form 8-K were filed during the three months ended June 30, 2003:


Date Filed                      Item No(s).                  Description
----------                      -----------                  -----------
April 11, 2003                  7 and 12                     Filing of a press release  announcing  preliminary first
                                                             quarter  2003  results  and  providing  an update on the
                                                             restatement.

May 2, 2003                     7 and 12                     Filing of a press  release  announcing  unaudited  first
                                                             quarter  2003  results  and  providing  an update on the
                                                             restatement.


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