Form 10-Q
period 2003-09-30
SYMBOL TECHNOLOGIES INC
filed 2004-02-25
CIK 278352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION
      Item 1.   Condensed Consolidated Financial Statements...................1
                Condensed Consolidated Balance Sheets at
                    September 30, 2003 and December 31,
                    2002......................................................1
                Condensed Consolidated Statements of
                    Operations Three and Nine Months Ended
                    September 30, 2003 and 2002 (restated)....................2
                Condensed Consolidated Statements of Cash
                    Flows Nine Months Ended September 30,
                    2003 and 2002 (restated)..................................3
                Notes to Condensed Consolidated Financial
                    Statements................................................4
      Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations...............................................32
      Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk........................................54
      Item 4.   Controls and Procedures......................................55

PART II - OTHER INFORMATION
      Item 1.   Legal Proceedings............................................56
      Item 6.   Exhibits and Reports on Form 8-K.............................56

Signatures ..................................................................58

Certifications...............................................................59

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                                  2003               2002
                                                                                              -------------      ------------
 ASSETS
 Cash and cash equivalents...................................................................    $120,917           $ 76,121
 Accounts receivable, less allowance for doubtful accounts of $36,396
     and $34,272, respectively...............................................................     131,562            151,417
 Inventories.................................................................................     197,184            261,096
 Deferred income taxes.......................................................................     151,734            167,489
 Other current assets........................................................................      39,227             34,293
                                                                                               ----------         ----------
     Total current assets....................................................................     640,624            690,416

 Property, plant and equipment, net..........................................................     203,536            208,209
 Deferred income taxes.......................................................................     246,337            222,475
 Investment in marketable securities.........................................................      82,466             54,939
 Goodwill....................................................................................     308,023            301,023
 Intangible assets, net......................................................................      37,179             37,125
 Other assets................................................................................      36,411             58,008
                                                                                               ----------         ----------
     Total assets............................................................................  $1,554,576         $1,572,195
                                                                                               ==========         ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable and accrued expenses.......................................................    $466,117           $427,568
 Current portion of long-term debt...........................................................         275              6,681
 Deferred revenue............................................................................      29,542             32,903
 Accrued restructuring expenses..............................................................       5,766              6,948
                                                                                               ----------         ----------
     Total current liabilities...............................................................     501,700            474,100

 Long-term debt, less current maturities.....................................................      79,479            135,614
 Deferred revenue............................................................................      17,690             15,821
 Other liabilities...........................................................................      64,698             58,921

 Contingencies (Note 11).....................................................................

 STOCKHOLDERS' EQUITY:
 Preferred stock, par value $1.00; authorized 10,000 shares, none issued or outstanding......          --                 --
 Series A Junior Participating preferred stock, par value $1.00; authorized 500 shares,
     none issued or outstanding..............................................................          --                 --
 Common stock, par value $0.01; authorized 600,000 shares; issued 256,897 shares and
     256,589 shares, respectively............................................................       2,569              2,566
 Additional paid in-capital..................................................................   1,335,022          1,323,085
 Accumulated other comprehensive loss, net...................................................      (1,710)           (13,096)
 Accumulated deficit.........................................................................    (205,843)          (188,340)
                                                                                               ----------         ----------
                                                                                                1,130,038          1,124,215
 LESS:
 Treasury stock, at cost, 26,130 shares and 25,962 shares, respectively......................    (239,029)          (236,476)
                                                                                               ----------         ----------
     Total stockholders' equity..............................................................     891,009            887,739
                                                                                               ----------         ----------
            Total liabilities and stockholders' equity.......................................  $1,554,576         $1,572,195
                                                                                               ==========         ==========

           See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                    FOR THE                      FOR THE
                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                            ----------------------      ---------------------------
                                                                            2002                          2002
                                                                        (AS RESTATED -                 (AS RESTATED -
                                                              2003       SEE NOTE 2)        2003         SEE NOTE 2)
                                                            --------      --------      ----------       ----------
REVENUE:
Product ...............................................     $308,785      $303,499      $  909,784       $  810,895
Services ..............................................       68,325        78,529         227,492          217,864
                                                            --------      --------      ----------       ----------
                                                             377,110       382,028       1,137,276        1,028,759

COST OF REVENUE:
Product cost of revenue ...............................      158,861       166,869         480,247          528,592
Services cost of revenue ..............................       51,347        54,695         165,866          162,481
                                                            --------      --------      ----------       ----------
                                                             210,208       221,564         646,113          691,073
                                                            --------      --------      ----------       ----------
Gross profit ..........................................      166,902       160,464         491,163          337,686
                                                            --------      --------      ----------       ----------

OPERATING EXPENSES:
Engineering ...........................................       42,283        35,662         117,468          105,435
Selling, general and administrative ...................       98,023        77,727         305,473          235,020
Loss provision for legal settlements ..................         --            --            72,000             --
Stock based compensation expense/(recovery) ...........        7,640         8,818           9,872          (70,132)
Restructuring and impairment charges ..................          958            21           1,181            2,747
                                                            --------      --------      ----------       ----------
                                                             148,904       122,228         505,994          273,070
                                                            --------      --------      ----------       ----------
Earnings/(loss) from operations .......................       17,998        38,236         (14,831)          64,616
Other (expense)/income ................................       (2,733)        6,900          (2,245)         (28,126)
                                                            --------      --------      ----------       ----------
Earnings/(loss) before income taxes ...................       15,265        45,136         (17,076)          36,490
Provision for /(benefit from) income taxes ............        3,746        13,581          (4,197)          12,738
                                                            --------      --------      ----------       ----------
NET EARNINGS/(LOSS) ...................................     $ 11,519      $ 31,555      $  (12,879)      $   23,752
                                                            ========      ========      ==========       ==========

EARNINGS/(LOSS) PER SHARE:
Basic and diluted .....................................     $   0.05      $   0.14      $    (0.06)      $     0.10
                                                            ========      ========      ==========       ==========

CASH DIVIDENDS DECLARED AND PAID PER COMMON SHARE .....     $   0.01      $   0.01      $     0.02       $     0.02
                                                            ========      ========      ==========       ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic .................................................      230,770       230,108         230,690          229,324
Diluted ...............................................      237,091       233,138         230,690          233,088


           See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                      FOR THE NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                       ----------------------
                                                                                                                      2002
                                                                                                                  (AS RESTATED -
                                                                                                          2003      SEE NOTE 2)
                                                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings ................................................................................   $ (12,879)   $  23,752

ADJUSTMENTS TO RECONCILE NET (LOSS)/EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and equipment .....................................      39,781       41,810
Other amortization .................................................................................      11,998        9,043
Provision for losses on accounts receivable ........................................................       7,363       11,115
Provision for inventory writedown ..................................................................      22,412       21,080
Deferred income tax (benefit)/provision ............................................................      (4,197)      13,897
Non-cash restructuring, asset impairment and other charges .........................................       3,560       45,217
Non-cash stock-based compensation expense/(recovery) ...............................................       9,872      (67,140)
Loss on sale of property, plant and equipment and other assets .....................................           4        3,160
Change in fair value of derivative .................................................................      20,855      (45,626)
Unrealized holding (gain) / loss on marketable securities ..........................................     (26,790)      26,028

CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS OF ACQUISITIONS AND DIVESTITURES:
Accounts receivable ................................................................................      26,099      (36,091)
Inventories ........................................................................................      46,661       61,778
Other assets .......................................................................................      (1,425)           6
Accounts payable and accrued expenses ..............................................................      43,091       10,040
Accrued restructuring expenses .....................................................................      (1,182)      (2,027)
Other liabilities and deferred revenue .............................................................       1,265       (2,850)
                                                                                                       ---------    ---------
  Net cash provided by operating activities ........................................................     186,488      113,192
                                                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in other companies, net of cash acquired ...............................................     (15,104)     (10,084)
Proceeds from sale of property, plant and equipment and other assets ...............................       1,362        6,243
Purchases of property, plant and equipment .........................................................     (36,414)     (26,476)
Investments in intangible and other assets .........................................................      (4,642)      (2,366)
                                                                                                       ---------    ---------
  Net cash used in investing activities ............................................................     (54,798)     (32,683)
                                                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt ......................................................     (86,713)     (78,522)
Proceeds from issuance of notes payable and long-term debt .........................................        --         75,635
Repurchase of convertible notes and debentures .....................................................        --        (84,432)
Proceeds from exercise of stock options, warrants and employee stock purchase plan .................       4,623       12,525
Purchase of treasury shares ........................................................................      (5,110)      (8,582)
Dividends paid .....................................................................................      (4,624)      (2,291)
                                                                                                       ---------    ---------
  Net cash used in financing activities ............................................................     (91,824)     (85,667)
                                                                                                       ---------    ---------
Effects of exchange rate changes on cash ...........................................................       4,930        4,407
                                                                                                       ---------    ---------
Net increase/(decrease) in cash and cash equivalent ................................................      44,796         (751)
Cash and cash equivalents, beginning of period .....................................................      76,121       70,365
                                                                                                       ---------    ---------
  Cash and cash equivalents, end of period .........................................................   $ 120,917    $  69,614
                                                                                                       =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID/(REFUNDED) DURING THE PERIOD FOR:
Interest ...........................................................................................   $   5,116    $  12,651
Income taxes .......................................................................................   $   2,659    $ (12,532)


            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
              FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003 AND FOR
           THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

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

     In our opinion, the Condensed Consolidated Financial Statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly our financial position as of September 30, 2003, and the results of our operations and cash flows for the three and nine months ended September 30, 2003 and 2002, in accordance with the instructions to Form 10-Q of the Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

Stock Based Compensation

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

     The following table illustrates the effect on net earnings/(loss) and net earnings/(loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                                              --------------------    --------------------
                                                                                2003        2002        2003        2002
                                                                              --------    --------    --------    --------
Net earnings/(loss) as reported ...........................................   $ 11,519    $ 31,555    $(12,879)   $ 23,752

Stock based employee compensation expense/(recovery) included in
    reported net earnings/(loss), net of related tax effects ..............      4,699       5,423       6,071     (43,131)

Less total stock based employee compensation expense determined under the fair value based method for all awards,
    net of related tax effects ............................................     (5,450)     (5,386)    (14,824)    (15,269)
                                                                              --------    --------    --------    --------
Pro forma net earnings/(loss) .............................................   $ 10,768    $ 31,592    $(21,632)   $(34,648)
                                                                              ========    ========    ========    ========

Basic and diluted net earnings/(loss) per share:
    As reported ...........................................................   $   0.05    $   0.14    $  (0.06)   $   0.10
    Pro forma .............................................................   $   0.05    $   0.14    $  (0.09)   $  (0.15)

     The weighted average fair value of options granted during the three and nine month periods ended September 30, 2003 and 2002 was $6.86 and $7.00, and $4.68 and $4.53 per option, respectively. In determining the fair value of options and stock purchase warrants granted for purposes of calculating the pro forma results disclosed above for the three and nine month periods ended September 30, 2003 and 2002, we used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 4.0 percent; an expected option life of 4.7 years; an expected volatility of 59 percent; and a dividend yield of 0.14 percent per year. As required by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculations.

2.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     Subsequent to the issuance of our September 30, 2002 financial statements, our management identified certain accounting errors and irregularities, as discussed below, in previously issued financial statements beginning in 1998 through the nine months ended September 30, 2002. As a result, the Condensed Consolidated Financial Statements included herein for the three- and nine-month periods ended September 30, 2002 have been restated from the amounts previously reported.

     The adjustments necessary to restate our financial statements relate primarily to the correction of errors related to the timing and amount of product and service revenue recognized, as well as certain reserves, restructurings, the administration of certain option programs and several categories of cost of revenue and operating expenses. As a result, the Condensed Consolidated Financial Statements included herein for the three- and nine-month periods ended September 30, 2002 have been restated to give effect to the correction of these errors.

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

Brazil Acquisition
------------------

     As discussed in Note 10 of the Condensed Consolidated Financial Statements, during the second quarter of 2002, we entered into an agreement with the owners of a Brazilian corporation that was a distributor of our products, whereby we created a majority-owned subsidiary of Symbol. In our previously reported financial statements, we recorded two payments ($3,250 and $2,050 in 2000 and 2002, respectively) to three individuals and one entity aggregating approximately $5,300 as part of the purchase price. Subsequently, we determined that we should have treated these payments as operating expenses.

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

     The following tables present the effects of the aforementioned adjustments on earnings/(loss) before income taxes as previously reported:

Increase/(decrease) (in thousands):

                                                                FOR THE THREE         FOR THE NINE
                                                                MONTHS ENDED          MONTHS ENDED
                                                             SEPTEMBER 30, 2002    SEPTEMBER 30, 2002
                                                             ------------------    ------------------
Earnings/(loss) before income taxes previously reported ....     $ 19,200            ($11,673)

REVENUE ADJUSTMENTS:
Product ....................................................       36,902              69,145
Services ...................................................        5,616               2,943
                                                                 --------            --------
                                                                   42,518              72,088

COST OF REVENUE ADJUSTMENTS:
Product revenue cost .......................................      (24,467)            (39,687)
Service revenue cost .......................................        1,004               3,555
Restructuring reserves .....................................       (3,865)            (26,592)
Excess and obsolete inventory ..............................       17,322             (36,920)
Computer software ..........................................        4,407              11,799
Telxon transaction .........................................         (904)             (3,471)
Accruals, reserves and prepayments .........................       (2,858)              2,970
Other, net .................................................         (532)              3,793
                                                                 --------            --------
                                                                   (9,893)            (84,553)

OPERATING AND OTHER EXPENSES:
Restructuring reserves .....................................       (1,888)             11,589
Computer hardware and software costs .......................       (3,017)            (19,145)
Patent costs ...............................................         (759)             (5,461)
AirClic ....................................................         --                47,200
Telxon transaction .........................................       (2,939)             (6,382)
Brazil acquisition .........................................         --                (2,050)
Accruals and prepayments ...................................          963               3,572
Stock option accounting ....................................       (8,818)             70,132
Executive life insurance ...................................         (477)               (743)
Interest expense ...........................................          (97)               (381)
Bad debt impact on revenue adjustments .....................         (788)               (200)
Impairment of investments ..................................         --               (32,200)
Other adjustments ..........................................       11,131              (5,303)
                                                                 --------            --------
                                                                   (6,689)             60,628

Increase in earnings before income taxes ...................       25,936              48,163
                                                                 --------            --------
Earnings before income taxes, as restated ..................     $ 45,136            $ 36,490
                                                                 ========            ========

     The following is a summary of the significant effects of the restatement on our previously reported results of operations:

                                                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                    SEPTEMBER 30, 2002      SEPTEMBER 30, 2002
                                                                                   --------------------   -----------------------
                                                                                      AS                     AS
                                                                                  PREVIOUSLY      AS     PREVIOUSLY       AS
                                                                                   REPORTED    RESTATED   REPORTED     RESTATED
                                                                                   --------    --------   --------    -----------
                                                                                   (Amounts in thousands, except per share data)
Revenue ........................................................................   $339,510    $382,028   $956,671    $ 1,028,759
Cost of revenue ................................................................    211,671     221,564    606,520        691,073
                                                                                   --------    --------   --------    -----------
Gross profit ...................................................................    127,839     160,464    350,151        337,686
Stock based compensation expense/(recovery) under variable plan accounting .....       --         8,818       --          (70,132)
Other operating expenses .......................................................    105,578     113,410    351,097        343,202
                                                                                   --------    --------   --------    -----------
Earnings/(loss) from operations ................................................     22,261      38,236       (946)        64,616
Other (expense)/income, net ....................................................     (3,061)      6,900    (10,727)       (28,126)
                                                                                   --------    --------   --------    -----------
Earnings/(loss) before income taxes ............................................     19,200      45,136    (11,673)        36,490
Provision for /(benefit from) income taxes .....................................      6,144      13,581     (3,736)        12,738
                                                                                   --------    --------   --------    -----------
Net earnings/(loss) ............................................................   $ 13,056    $ 31,555   $ (7,937)   $    23,752
                                                                                   ========    ========   ========    ===========

Net earnings/(loss) per common share:
Basic and diluted ..............................................................   $   0.06    $   0.14   $  (0.03)   $      0.10
                                                                                   ========    ========   ========    ===========

3.   INVENTORIES

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            2003            2002
                                                          --------        --------
Raw materials ....................................        $ 58,113        $ 82,115
Work-in-process ..................................          25,142          39,931
Finished goods ...................................         113,929         139,050
                                                          --------        --------
                                                          $197,184        $261,096
                                                          ========        ========

     The amounts shown above are net of inventory reserves of $ 142,592, and $170,057 as of September 30, 2003 and December 31, 2002, respectively, and include inventory on consignment of $31,242 and $49,182 as of September 30, 2003 and December 31, 2002, respectively.

4.   GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

                                                 PRODUCT          SERVICES           TOTAL
                                                ---------         --------         ---------
Balance as of December 31, 2002 ........        $ 244,014         $ 57,009         $ 301,023
Covigo acquisition .....................            4,648             --               4,648
Telxon goodwill adjustments ............           (1,942)            (485)           (2,427)
Foreign currency impact ................            3,236              809             4,045
Sweden earnout payment .................              709             --                 709
@ POS transaction costs ................               20                5                25
                                                ---------         --------         ---------
Balance as of September 30, 2003 .......        $ 250,685         $ 57,338         $ 308,023
                                                =========         ========         =========

     Other than goodwill, the Company's intangible assets, all of which are subject to amortization, consist of the following:

                                                               SEPTEMBER 30, 2003               DECEMBER 31, 2002
                                                           --------------------------       ---------------------------
                                                           GROSS         ACCUMULATED        GROSS          ACCUMULATED
                                                           AMOUNT        AMORTIZATION       AMOUNT         AMORTIZATION
                                                           ------        ------------       ------         ------------
Patents, trademarks and tradenames ...............        $ 34,432         $(23,661)        $ 31,624         $(19,956)
Purchased technology .............................          27,800           (8,545)          24,817           (6,069)
Other ............................................           8,912           (1,759)           6,865             (156)
                                                          --------         --------         --------         --------
                                                          $ 71,144         $(33,965)        $ 63,306         $(26,181)
                                                          ========         ========         ========         ========

     The amortization expense for the three months ended September 30, 2003 and 2002 amounted to $3,336 and $1,664, respectively. The amortization expense for the nine months ended September 30, 2003 and 2002 amounted to $7,794 and $4,923, respectively.

     Estimated amortization expense for the above intangible assets, assuming no additions or writeoffs, for the three months ended December 31, 2003 and for each of the subsequent years ending December 31 is as follows:

2003 (three months).................................................   $2,224
2004 (full year)....................................................    8,387
2005 (full year)....................................................    8,028
2006 (full year)....................................................    5,477
2007 (full year)....................................................    3,685
                                                                      -------
                                                                      $27,801
                                                                      =======

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

     The following table sets forth the computation of basic and diluted earnings/(loss) per share:

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 ----------------------------    ------------------------------
                                                                 SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                     2003           2002             2003             2002
                                                                 -------------  -------------    -------------    -------------
Numerator:

Earnings/(loss) applicable to common shares for basic and
    diluted calculation ........................................  $ 11,519        $ 31,555        $ (12,879)        $ 23,752
                                                                   =======         =======          =======          =======

Denominator:
Weighted-average common shares .................................   230,770         230,108          230,690          229,324
Effect of dilutive securities:
Stock options and warrants .....................................     6,321           3,030             --              3,764
                                                                   -------         -------          -------          -------

Denominator for diluted calculation ............................   237,091         233,138          230,690          233,088
                                                                   =======         =======          =======          =======

     Stock options and warrants outstanding and the effect of convertible subordinated notes and debentures for the three-month period ended September 30, 2003 and 2002 aggregating to 16,264 and

23,832, potentially dilutive shares, respectively, have not been included in the diluted per share calculations since their effect would be antidilutive.

     Stock options and warrants outstanding and the effect of convertible subordinated notes and debentures for the nine-month period ended September 30, 2003 and 2002 aggregating to 18,134 and 19,684 of potentially dilutive shares, respectively, have not been included in the diluted per share calculations since their effect would be antidilutive.

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

6.   COMPREHENSIVE EARNINGS

     Comprehensive earnings are the change in equity of a business enterprise from transactions, other events, and circumstances from nonowner sources during a period. The Company generated total comprehensive earnings of $6,367 and $22,906 for the three and nine months ended September 30, 2003, respectively and generated total comprehensive earnings of $28,380 and $50,342 for the three and nine months ended September 30, 2002, respectively. The Company's comprehensive earnings is comprised of net earnings, foreign currency translation adjustments, unrealized gains/losses on available for sale marketable securities and unrealized derivative gains/losses on our cash flow hedging activities.

7.   RESTRUCTURING AND IMPAIRMENT CHARGES

a.   Telxon Acquisition

     We recorded certain restructuring, impairment and merger integration related charges related to our Telxon acquisition during 2001 and 2002. Approximately $1,354 relating to these charges was included in accrued restructuring expenses as of December 31, 2002. As of September 30, 2003, $75 remained in accrued restructuring expenses.

                                                                         LEASE
                                                          WORKFORCE    OBLIGATION
                                                          REDUCTIONS     COSTS       TOTAL
                                                          ----------     -----       -----
               Balance at December 31, 2002 ...........     $ 158      $ 1,196      $ 1,354
               Utilization/payments ...................      (158)      (1,121)      (1,279)
                                                             ----       ------       ------
               Balance at September 30, 2003 ..........     $--        $    75      $    75
                                                             ====       ======       ======

b.   Manufacturing Transition

     In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East contract manufacturing. As a result of these activities, we incurred certain restructuring charges during 2002 and 2001. The manufacturing restructuring charges recorded during the three months ended September 30, 2002 were $380, of which $22 was recorded as a component of operating expenses and $358 was recorded as a component of cost of revenue, all of which consisted of workforce reduction costs. The anticipated sub-lease income under these agreements was recorded as a reduction of the restructuring charge recorded in 2002. Workforce reduction charges related to the termination of approximately 350 employees, primarily manufacturing associates. As of December 31, 2002, all of these employees have been terminated. Included in accrued restructuring expenses as of September 30, 2003 is $4,744 of lease obligations relating to these manufacturing restructuring charges.

                                                                   LEASE
                                                                OBLIGATION
                                                                  COSTS
                                                                ----------
     Balance at December 31, 2002 ..........................     $ 5,594
     Utilization/payments ..................................        (850)
                                                                 -------
     Balance at September 30, 2003 .........................     $ 4,744
                                                                 =======

c.   2003 Restructuring Charges

     During the first quarter of 2003, our global services organization initiated restructuring activities which included transferring a large percentage of our repair operations to Mexico and the Czech Republic, reorganizing our professional services group to utilize third party service providers for lower margin activities, and reorganizing our European management structure from a country based structure to a regional structure. The total costs incurred in connection with this restructuring, which related almost entirely to workforce reductions, is approximately $2,856, of which $979 and $87 was recorded as a component of cost of revenue and operating expenses, respectively, in the first quarter of 2003, $1,434 and $136 was recorded as a component of cost of revenue and operating expenses, respectively, in the second quarter of 2003 and $220 was recorded as a component of cost of revenue in the third quarter of 2003. These restructuring activities are expected to be completed during the first quarter of 2004.

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

     During the third quarter of 2003, we initiated additional restructuring activities to exit buildings that were acquired with the acquisition of @POS and Covigo, Inc. The costs associated with this restructuring relate primarily to lease obligation costs, adjusted for anticipated sub-lease income. The total amount incurred in connection with this restructuring activity is $958, all of which was recorded as a component of operating expenses. These restructuring activities were completed by September 30, 2003.

     Details of the 2003 restructuring charges and remaining balances are as follows:

                                                           LEASE
                                            WORKFORCE     OBLIGATION       ASSET
                                            REDUCTIONS      COSTS         IMPAIRMENT        TOTAL
                                            ----------      -----         ----------        -----
Balance at December 31, 2002 ...........     $  --            $--            $--            $  --
Provision-cost of revenue ..............       1,574              2            152            1,728
Provision-operating expenses ...........          87           --             --                 87
Utilization/Payments ...................        (519)          --             (115)            (634)
                                             -------          -----          -----          -------
Balance at March 31, 2003 ..............       1,142              2             37            1,181
Provision-cost of revenue ..............       1,521           --              138            1,659
Provision-operating expenses ...........         136           --             --                136
Utilization/Payments ...................      (2,006)          --              (35)          (2,041)
                                             -------          -----          -----          -------
Balance at June 30, 2003 ...............         793              2            140              935
Provision-cost of revenue ..............         181           --               40              221
Provision-operating expenses ...........        --              753            205              958
Utilization/Payments ...................        (963)           (75)          (129)          (1,167)
                                             -------          -----          -----          -------
Balance at September 30, 2003 ..........     $    11          $ 680          $ 256          $   947
                                             =======          =====          =====          =======

8.   CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES AND OTHER DEBT

     In January and February 2002, Telxon, a wholly owned subsidiary of the Company, purchased in the open market $34,790 of its 5.75 percent convertible subordinated notes for $34,127 in cash, and $5,173 of its 7.5 percent convertible subordinated debentures for $5,004 in cash. This represented a redemption price of 100.8214 percent of the outstanding principal amount for the
5.75 percent notes and 100 percent of the outstanding principal amount of the
7.5 percent debentures. We obtained such funds from borrowings under our line of credit. The gain on extinguishment of this debt of $0 and $566 has been included in other income in the Condensed Consolidated Statements of Operations for the three- and nine month periods ended September 30, 2002.

     Through September 15, 2003, we had a $350,000 unsecured revolving credit facility with a syndicate of U.S. and international banks. These borrowings bore interest at either LIBOR plus 75 basis points (which approximated 1.86 percent at September 15, 2003) or the base rate of the syndication agent bank, contingent upon various stipulations by the lender (which approximated 4.0 percent at September 15, 2003). During the nine months ended September 30, 2003, we paid down the entire revolving credit facility amount of approximately $80,000. This Credit Agreement was due to expire in January 2004. As a result of the length of time necessary to restate our financial statements (see Note 2 of the Condensed Consolidated Financial Statements) beginning on September 16, 2003, we would have been in violation of one of the covenants of our Credit Agreement that requires the timely filing of financial statements with the SEC. On September 15, 2003, we reached an agreement with the bank group and obtained a waiver to provide us additional time to become current with our periodic filings with the SEC. Under the revised Credit Agreement, the credit facility was reduced from $350,000 to $100,000 in September, 2003 and was voluntarily terminated in November 2003. As of September 30, 2003, there were no borrowings outstanding under the revised credit agreement. In November 2003, this credit facility was replaced with a $30,000 secured credit line which expires in May 2006.

9.   AIRCLIC TRANSACTIONS AND OTHER ASSETS

AirClic

     In November 2000, we invested $35,000 in and licensed certain intellectual property to AirClic Inc. ("AirClic"), a business which allows wireless devices to scan bar codes and transmit data to the Internet. In return, we received convertible preferred stock in AirClic. We do not currently have the right to convert the preferred stock into common stock of AirClic and our ability to do so in the future is subject to certain contractual restrictions. As we do not have the ability to exercise significant influence over AirClic, we account for this investment using the cost method. We periodically test the carrying value of our investments for impairment. In consideration of the outlook of AirClic's business, the general decline in the economy and the decline in information technology spending, we determined that the decline in the value of our investment in AirClic was other than temporary in June 2002. We obtained an independent appraisal of our investment in AirClic and wrote down the carrying amount of the investment to the estimated fair value at June 30, 2002 of $2,800 by recording an impairment of the investment of $32,200, classified as other expense in the condensed consolidated statements of operations.

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

     On January 10, 2004, the parties amended this transaction, whereby Symbol Technologies Holdings do Brasil Ltda., a wholly owned subsidiary of the Company, purchased an additional 34% ownership interest of Symbol Technologies do Brazil Ltda. owned by two principals of Seal. The Company paid $4,050 and also forgave the pre-existing $5,000 loan that had been made to an entity affiliated with the principals of Seal. As a result of this transaction, the Company and Symbol Technologies Holdings do Brasil Ltda. now owns 85% of the capital of Symbol Technologies do Brasil Ltda. The principals of Seal can now earn up to a maximum of approximately $3,900 if Symbol Technologies do Brasil Ltda. meets certain sales targets over specified time periods as determined by the terms of the agreement. Under the terms of the relevant agreements, Symbol Technologies do Brasil Ltda. had its corporate form changed into a corporation and it will eventually become a wholly owned subsidiary of the Company, directly or indirectly.

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

     The assets acquired and liabilities assumed were recorded at their estimated fair values. Management allocated the purchase price and considered a number of factors, including independent appraisals. After allocating the purchase price including acquisition costs to net tangible assets, purchased technology that has reached technological feasibility was valued at $1,800. This purchased technology has been capitalized and is being amortized over four years. In addition, a portion of the purchase price was allocated to other intangible assets with an aggregate fair value of $3,000 with a useful life of
9.5 years.

c.   Covigo Acquisition

     In July 2003, we purchased all of the outstanding common and preferred shares of Covigo, Inc., a creator of software used in developing and deploying mobile computing applications, for approximately $12,500. The acquisition is expected to enhance and expand the range of such applications that Symbol offers. Covigo's operating results since the acquisition date have been included in Symbol's Condensed Consolidated Financial Statements. The assets acquired and liabilities assumed have been recorded at their estimated fair values and are subject to refinement.

     The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

            Current assets                                       $     137
            Property, plant and equipment                               60
            Deferred income taxes                                    7,665
            Purchased software                                       3,200
            Customer relationship                                      200
            Goodwill                                                 4,648
            Other assets                                                18
            Liabilities                                             (3,480)
                                                                   -------
                                                                   $12,448
                                                                   =======

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

     In connection with the above pending class actions and government investigations, Symbol has recorded a loss provision on legal settlements of $72,000 in the three month period ended March 31, 2003, bringing the estimated liability to $142,000 as of September 30, 2003, which is reflected as a component of accounts payable and accrued expenses in the accompanying Condensed Consolidated Financial Statements.

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

     Accordingly, we recorded a $25,000 pre-tax charge in the Consolidated Statements of Operations for the quarter ended December 31, 2002 and have reflected as an accrued liability as of December 31, 2002 and September 30, 2003 the estimated settlement of $37,000 and have recorded a non-current asset for the insurance proceeds of $12,000 which we expect to receive in the first quarter of 2004.

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

PSC Litigation

     On June 26, 2002, Symbol filed an action against PSC Inc. and PSC Scanning, Inc. (collectively, "PSC") in New York State Supreme Court in Suffolk County, New York asserting claims for breach of contract and tortious interference with prospective business relations stemming from PSC's failure to deliver products to Symbol under a preexisting supply and distribution agreement. On August 22, 2002, PSC filed a separate action in the same Court against Symbol alleging that Symbol breached its obligations under a separate supply and distribution agreement with PSC for the supply of Symbol's bar code readers. On November 22, 2002, during the pendency of the two contract actions, PSC filed petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. As part of a Bankruptcy Court's mandated mediation process, on April 7, 2003, the parties entered into a settlement agreement settling all existing disputes between them. The settlement agreement was approved by the Bankruptcy Court as part of PSC's Final Plan of Reorganization, as confirmed on June 19, 2003, and became effective on June 30, 2003. On June 30, 2003, in accordance with the terms of the settlement, PSC made a one-time payment of $6,000 to Symbol. Approximately $1,500 of such amount has been included within other income in the Condensed Consolidated Statements of Operations for the quarter ended June 30, 2003. As of June 30, 2003, the remaining balance of approximately $4,500 is recorded as deferred revenue and is being deferred over the fifty-four month term of the OEM Agreement which was signed in conjunction with the settlement agreement. In addition, the parties executed an amended patent license and supply agreements that permit PSC to purchase certain Symbol bar code scan engine products for use by PSC in the manufacture of certain bar code reading products. The parties also terminated the two pre-existing distribution agreements that were the subject of pending litigations between the parties, and dismissed, with prejudice, the two pending contract actions relating to those agreements.

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

     The following table illustrates the changes in our warranty reserves:

                                                                        Amount
                                                                       --------
      Balance at December 31, 2002                                     $ 15,034
      Charges to expense-cost of revenue                                 25,159
      Utilization/payment                                               (24,657)
                                                                       --------
      Balance at September 30, 2003                                    $ 15,536
                                                                       ========

     c.   Derivative Investments and Hedging Activities

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

     There were no forward exchange contracts outstanding at September 30, 2003. As of December 31, 2002, we had $25,267 in notional amounts of forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. These contracts are primarily denominated in British pounds, Euros, Australian dollars, Canadian dollars and Japanese yen have been marked to market each period with the resulting gains and losses included in the Condensed Consolidated Statement of Operations. The fair value of these forward exchange contracts was $(1,732) as of December 31, 2002, respectively, which was recorded in current liabilities.

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

     We operate in three main geographic regions: The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Sales are allocated to each region based upon the location of the use of the products and services. Non - U.S. sales for the three and nine months ended September 30, 2003 were $153,559 and $475,846, respectively. Non-U.S. sales for the three and nine months ended September 30, 2002 were $138,783 and $379,508, respectively.

     Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally temporary investments and goodwill.

     Summarized financial information concerning our reportable segments and geographic regions is shown in the following table.

                                                                                   FOR THE THREE MONTHS ENDED
                                                            -----------------------------------------------------------------------
                                                                    SEPTEMBER 30, 2003                    SEPTEMBER 30, 2002
                                                            ---------------------------------     ---------------------------------
                                                            PRODUCTS     SERVICES     TOTAL       PRODUCTS     SERVICES     TOTAL
                                                            --------     -------     --------     --------     -------     --------
REVENUES:
The Americas ..........................................     $204,153     $43,659     $247,812     $203,715     $55,136     $258,851
EMEA ..................................................       80,171      21,945      102,116       77,225      20,781       98,006
Asia Pacific ..........................................       24,461       2,721       27,182       22,559       2,612       25,171
                                                            --------     -------     --------     --------     -------     --------
Total net sales .......................................     $308,785     $68,325     $377,110     $303,499     $78,529     $382,028
                                                            ========     =======     ========     ========     =======     ========

STANDARD GROSS PROFIT:
The Americas ..........................................     $110,223     $10,106     $120,329     $ 94,610     $18,430     $113,040
EMEA ..................................................       40,633       7,430       48,063       38,583       4,198       42,781
Asia Pacific ..........................................       12,515       1,109       13,624       11,249       1,218       12,467
                                                            --------     -------                  --------     -------
Total gross profit at standard ........................     $163,371     $18,645      182,016     $144,442     $23,846      168,288
                                                            ========     =======                  ========     =======

Manufacturing variances & other related costs .........                                15,114                                 7,824
                                                                                     --------                              --------

Total gross profit ....................................                              $166,902                              $160,464
                                                                                     ========                              ========

                                                                                  FOR THE NINE MONTHS ENDED
                                                            -----------------------------------------------------------------------
                                                                    SEPTEMBER 30, 2003                    SEPTEMBER 30, 2002
                                                            ---------------------------------     ---------------------------------
                                                            PRODUCTS    SERVICES      TOTAL       PRODUCTS    SERVICES      TOTAL
                                                            --------    --------   ----------     --------    --------   ----------
REVENUES:
The Americas ..........................................     $580,861    $149,796   $  730,657     $550,924    $151,925   $  702,849
EMEA ..................................................      261,187      69,027      330,214      207,760      58,824      266,584
Asia Pacific ..........................................       67,736       8,669       76,405       52,211       7,115       59,326
                                                            --------    --------   ----------     --------    --------   ----------
Total net sales .......................................     $909,784    $227,492   $1,137,276     $810,895    $217,864   $1,028,759
                                                            ========    ========   ==========     ========    ========   ==========

STANDARD GROSS PROFIT:
The Americas ..........................................     $303,082    $ 35,379   $  338,461     $267,194    $ 53,931   $  321,125
EMEA ..................................................      134,731      23,405      158,136      102,284      12,294      114,578
Asia Pacific ..........................................       34,587       3,436       38,023       26,372       3,127       29,499
                                                            --------    --------                  --------    --------
Total gross profit at standard ........................     $472,400    $ 62,220      534,620     $395,850    $ 69,352      465,202
                                                            ========    ========                  ========    ========

Manufacturing variances & other related costs .........                                43,457                               127,516
                                                                                     --------                              --------
Total gross profit ....................................                              $491,163                              $337,686
                                                                                     ========                              ========

                                                                                     AS OF                                  AS OF
                                                                                 SEPTEMBER 30,                          DECEMBER 31,
                                                                                     2003                                    2002
                                                                                   ----------                             ----------
IDENTIFIABLE ASSETS:
The Americas ..........................................                            $  834,715                             $  900,563
EMEA ..................................................                               297,777                                280,538
Asia Pacific ..........................................                                52,054                                 34,652
Corporate (principally goodwill, intangible assets and
investments) ..........................................                               370,030                                356,442
                                                                                   ----------                             ----------
     Total ............................................                            $1,554,576                             $1,572,195
                                                                                   ==========                             ==========

13.  RECENT ACCOUNTING PRONOUNCEMENTS

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

EXECUTIVE OVERVIEW OF PERFORMANCE

     Our net revenue for the three month and nine month periods ended September 30, 2003 was $377,110 and $1,137,276, a decrease of 1.3 percent and an increase of 10.5 percent respectively from net revenues of $382,028 and $1,028,759 in the comparable prior year periods. The main driver in the three month period decrease is due to a decrease of 13.0 percent in our reported service revenue for the three month period ended September 30, 2003 as compared to the comparable prior year period, the cause of which is the timing of our cash collections which results in our reported revenue for a period. We collected less of our service billings in the three month period ended September 30, 2003 as compared to the comparable prior period. The majority of the increase in our net revenue for the nine month period ended September 30, 2003 has primarily been a result of the growth in our product segment, particularly in our mobile computing and wireless infrastructure product offerings.

     Our gross profit overall was 44.3 percent and 43.2 percent for the three and nine month periods ended September 30, 2003, an increase from 42.0 percent and 32.8 percent in the comparable prior year periods. The increase is mainly caused by our sales of higher margin product and efficiencies we have achieved in our manufacturing and distribution operations.

     We have continued to incur costs related to our restatement and ongoing investigations. Such costs were approximately $11.0 million or 11.2 percent of our selling, general and administration costs of $98,023 for the three month period ended September 30, 2003. This brings these costs to approximately $30,800 for the nine month period ended September 30, 2003.

     With continued focus on our balance sheet, we have increased our cash to $120,917 at September 30, 2003 an increase of $44,796 from $76,121 at December 31, 2002, while paying off $86,713 in long-term debt, and ending September 2003 with no current borrowings under our bank credit facility. We have also invested $54,798 in our business during the nine month period ended September 30, 2003 through purchases of property and equipment as well as certain strategic acquisitions.

     We also continued to effectively manage our net accounts receivables, ending September 30, 2003 with $131,562, a decrease of $19,855 from $151,417 at December 31, 2002.

     Similarly, we have continued to improve our efficiencies in our manufacturing and distribution operations and have decreased our inventory levels by $63,912 to $197,184 at September 30, 2003 from $261,096 at December 30, 2002.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's September 30, 2002 financial statements, management of the Company identified certain accounting errors and irregularities in its previously issued financial statements beginning in 1998 through the nine months ended September 30, 2002. As a result, the condensed consolidated financial statements for the three and nine months ended September 30, 2002 included in Item 1 have been restated. Refer to Note 2 of the Condensed Consolidated Financial Statements for further details on the restatement. Management's discussion and analysis of financial condition and results of operations give effect to restatement of the September 30, 2002 consolidated financial statements.

RESULTS OF OPERATIONS

     The following table summarizes our revenue by reportable segment and geographic region:

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30,             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                         -----------------------------------------            -----------------------------------------
                                                                   PERCENT                                   PERCENT
                                                    INCREASE/     INCREASE/                                 INCREASE/     INCREASE/
                               2003       2002     (DECREASE)     (DECREASE)        2003          2002     (DECREASE)    (DECREASE)
                             --------   --------   ----------     ----------     ----------    ----------  ----------    ----------
Product revenues:
       The Americas          $204,153   $203,715    $    438          0.2        $  580,861    $  550,924   $  29,937        5.4
       EMEA                    80,171     77,225       2,946          3.8           261,187       207,760      53,427       25.7
       Asia Pacific            24,461     22,559       1,902          8.4            67,736        52,211      15,525       29.7
                             --------   --------    --------         ----        ----------    ----------   ---------       ----
             Total-product    308,785    303,499       5,286          1.7           909,784       810,895      98,889       12.2
             revenues        --------   --------    --------         ----        ----------    ----------   ---------       ----

Services revenues:
       The Americas            43,659     55,136     (11,477)       (20.8)          149,796       151,925      (2,129)      (1.4)
       EMEA                    21,945     20,781       1,164          5.6            69,027        58,824      10,203       17.3
       Asia Pacific             2,721      2,612         109          4.2             8,669         7,115       1,554       21.8
                             --------   --------    --------         ----        ----------    ----------   ---------       ----
             Total-services    68,325     78,529     (10,204)       (13.0)          227,492       217,864       9,628        4.4
             revenues        --------   --------    --------         ----        ----------    ----------   ---------       ----
       Total revenues        $377,110   $382,028    $  4,918         (1.3)       $1,137,276    $1,028,759   $ 108,517       10.5
                             ========   ========    ========         ====        ==========    ==========   =========       ====

     Net product revenue of $308,785 and $909,784 for the three and nine months ended September 30, 2003 increased 1.7 percent and 12.2 percent, respectively, from the comparable prior year periods. The increase in net product revenue in the three month period ended September 30, 2003 is due to continued growth we have seen in 2003 in our mobile computing product offering. This growth and the growth of our wireless networking product offering throughout the nine month period ending September 30, 2003 are the major causes of our increase from the comparable prior year period. Net services revenue of $68,325 and $227,492 for the three and nine months ended September 30, 2003 (decreased)/increased (13.0) percent and 4.4 percent, respectively, from the comparable prior year periods primarily due to a decrease of approximately 21 percent in service revenue in the Americas due to the timing of cash collections in the quarter ended September 30, 2003, partially offset by an approximate 6.0 percent increase in cash collections in EMEA. The increase in service revenue for the nine-month period ended September 30, 2003 is due to stronger period-over-period cash collections, increased contract base and favorable exchange rates.

     Geographically, the Americas product revenue increased 0.2 percent and 5.4 percent, respectively, for the three and nine months ended September 30, 2003 from the comparable prior year periods. EMEA product revenue increased 3.8 percent and 25.7 percent for the three and nine months ended September 30, 2003 from the comparable prior year periods. Asia Pacific product revenue increased
8.4 percent and 29.7 percent for the three and nine months ended September 30, 2003 from the comparable prior year periods. The Americas, EMEA and Asia Pacific represent approximately 66.1 and 63.9 percent, 26.0 and 28.7 percent, and 7.9 and 7.4 percent of net product revenue for the three and nine months ended September 30, 2003.

     Product cost of revenue (as a percentage of net product revenue) was 51.4 percent and 52.8 percent for the three and nine months ended September 30, 2003 as compared to 55.0 percent and 65.2 percent in the comparable prior year periods. This decrease is due to an overall shift in product mix to higher margin products, increased manufacturing absorption due to higher sales volumes, increased efficiencies gained in our manufacturing and distribution operations and favorable impact of foreign exchange rates.

     Services cost of revenue (as a percentage of net services revenue) was 75.2 percent and 72.9 percent for the three and nine months ended September 30, 2003 as compared to 69.6 percent and 74.6 percent in the comparable prior year periods. The majority of the increase for the three months is due to the decreased revenue due to the timing of cash collections as well as increased repair volume.

     Total operating expenses increased 21.8 and 85.3 percent to $148,904 and $505,994 for the three and nine-month periods ended September 30, 2003 from $122,228 and $273,070 in the comparable prior year periods. These increases are largely driven by accounting consequences related to our stock-based compensation plans which resulted in a recovery of $70,132 in the prior year nine month period, loss provisions for legal settlements of $72,000 recorded in the quarter ended March 31, 2003 and additional costs of $30,800 for the nine months ended September 30, 2003 associated with our restatement and the ongoing government investigation as further described below.

     Engineering costs increased to $42,283 from $35,662 for the three months ended September 30, 2003 and to $117,468 from $105,435 for the nine months ended September 30, 2003, as compared to the respective prior year periods. This represents an increase of 18.6 percent and 11.4 percent, respectively, from the comparable prior year periods. The increase for the three-month period is partially due to the acquisition of Covigo to expand our software solutions offerings and increase our engineering presence in India, continued investment in our product offerings and a rebalancing of the quality and size of our engineering organization. As a percentage of total net revenue, engineering expenses increased to 11.2 percent and 10.3 percent for the three and nine months ended September 30, 2003 compared to 9.3 percent and 10.2 percent for the comparable prior year periods primarily due to our expansion of our software solution offerings throughout the year.

     Selling, general and administrative expenses of $98,023 and $305,473 for the three and nine months ended September 30, 2003 increased from $77,727 and $235,020 for the comparable prior year periods. Selling, general and administrative expenses increased 26.1 percent and 30.0 percent from the comparable prior year periods. The majority of the increase is due to an increase in variable expenses associated with supporting our net revenue growth of 10.5 percent for the nine months ended September 30, 2003. As a percentage of net revenue, such expenses increased to 25.2 percent for the three months ended September 30, 2003 from 20.3 percent, and increased to 26.9 percent for the nine months ended September 30, 2003 as compared to 22.8 percent for the nine months ended September 30, 2002. Included in selling, general and administrative expenses are costs of $11,000 and $30,800 associated with the restatement and ongoing government investigations for the three and nine months ended September 30, 2003.

     In February 2002, our former President and Chief Executive Officer announced his retirement. In connection therewith, we recorded a pre-tax compensation and related benefits charge of $8,597 for the three months ended March 31, 2002 included as a component of selling, general and administrative expenses.

     As the Company continues to negotiate with regard to the investigations and its outstanding class action lawsuits, we have recorded an additional $72,000 loss provision for legal settlements in the three month period ended March 31, 2003 bringing the estimated liability to $142,000 as of September 30, 2003.

     Included in total operating expenses, and as more fully described in our Annual Report on Form 10-K/A for the year ended December 31, 2002, are amounts associated with the variable portion of our stock option plans. Such amounts were expenses of $8,818 and recoveries of $70,132 for the three- and nine-month periods ended September 30, 2002. As of March 31, 2003, due to the inability of Symbol to make timely filings with the Commission, our stock option plans were held in abeyance, meaning that our employees could not exercise their options until we become current with our filings. As an accommodation to both current and former Symbol associates whose options have been impacted by this suspension, the Compensation Committee of the Board approved an abeyance program that allows associates whose options are affected during the suspension period the right to exercise such options up to 90 days after the end of the suspension period. This results in a new measurement date for those options, which leads to a non-cash accounting compensation charge for the intrinsic value of those vested options when the employee either terminates employment during the suspension period or within the 90 day period after the end of the suspension period. Such expense amounted to $7,640 and $9,872 for the three- and nine-month periods ended September 30, 2003.

     Included in other income/(expense) for the nine month period ended September 30, 2002 is a write-down of our investment in AirClic, Inc. of $32,200 which is considered to be other-than-temporary.

     In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East manufacturing partners. Included in operating expenses as restructuring and impairment charges for the three- and nine-month periods ended September 30, 2002 is $22 and $2,747, respectively, related to these transition activities, primarily related to workforce reductions. (See Note 7 to the Condensed Consolidated Financial Statements).

     Our effective tax rate for the nine months ended September 30, 2003 and 2002 was 24.6% and 34.9%, respectively, reflecting the increasing benefits for research credits, income exemptions and lower foreign effective tax rates partially offset by non-deductible expenses. The tax rate for the nine month period ending September 30, 2003 reflects our current estimate of the full year effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     We utilize a number of measures of liquidity including the following:

                                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                             2003            2002
                                                                                         -------------    ------------
Working Capital .....................................................................     $  138,924      $  216,316

Current Ratio (Current Assets to Current Liabilities) ...............................          1.3:1           1.5:1

Long-Term Debt to Capital (long-term debt to long-term debt plus equity) ............            8.2%           13.3%

     Current assets as of September 30, 2003 decreased by $49,792 from December 31, 2002 principally due to a decrease in inventories due to increased sales and a decrease in accounts receivable due to increased cash collections, partially offset by an increase in cash on hand due to improved cash flow from operations. Additionally, during the nine months ended September 30, 2003 we paid down our entire credit facility of approximately $80,000.

     Current liabilities as of September 30, 2003 increased by $27,600 from December 31, 2002 primarily due to an increase in accounts payable and accrued expenses, primarily due to additional accruals recorded in connection with pending class action litigation partially offset by lower debt obligations due to repayments.

     The aforementioned activity resulted in a working capital decrease of $77,392 for the nine months ended September 30, 2003. The Company's current ratio at September 30, 2003 decreased to 1.3 compared with 1.5 as of December 31, 2002.

     During the nine months ended September 30, 2003, we generated cash flow from operating activities of $186,488 and experienced an overall increase in cash of $44,796. The cash flows provided by operating activities were used primarily to repay long-term debt, purchase property, plant and equipment, invest in new companies and other assets, repurchase our common stock and pay dividends.

     Net cash provided by operating activities for the nine months ended September 30, 2003 increased to $186,488 from $113,192 for the same period in 2002 primarily as a result of improved operating gross profit as well as improved collections on customer accounts receivable. Net cash used in investing activities for the nine months ended September 30, 2003 increased to $54,798 from $32,683 in the same period in 2002 as a result of increased purchases of property, plant and equipment as well as amounts paid for the acquisition of new companies, principally Covigo, Inc. Net cash used in financing activities for the nine months ended September 30, 2003 increased to $91,824 from $85,667 primarily as a result of lower proceeds received in 2003 from the exercise of options, warrants and the employee stock purchase plan. Net debt repayments in both 2003 and 2002 were approximately $87 million.

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

     During 2000, we entered into a $50,000 lease receivable securitization agreement. This agreement matured on December 31, 2003 but was renewed for an additional three months without the ability to draw upon additional funds available under the agreement. Since December 31, 2003, we have not been able to securitize additional lease receivables and will not be able to do so until we provide certain financial information to the financial institution. During the nine months ended September 30, 2003 and 2002, we securitized $7,275 and $7,373, respectively of lease receivables, which resulted in proceeds of $4,400 and $4,200 respectively. Factors that are reasonably likely to affect our ability to continue using these financing arrangements include the ability to generate lease receivables that qualify for securitization and the ability of the financial institution to obtain an investment grade rating from either of the two major credit rating agencies. We do not consider the securitization of lease receivables to be a significant contributing factor to our continued liquidity.

     We had long-term debt outstanding as follows:

                                                      SEPTEMBER 30,      DECEMBER 31,
                                                          2003              2002
                                                        --------          --------
Revolving Credit Facility .........................     $   --            $ 80,000
Senior Notes ......................................         --               6,349
SAILS Exchangeable Debt ...........................       79,366            55,194
Other .............................................          388               752
                                                        --------          --------
                                                          79,754           142,295

Less Current Maturities ...........................          275             6,681
                                                        --------          --------
                                                        $ 79,479          $135,614
                                                        ========          ========

     Through September 15, 2003, we had a $350,000 unsecured revolving credit facility with a syndicate of U.S. and International banks (the "Credit Agreement"). These borrowings bore interest at either LIBOR plus 75 basis points (which approximated 1.86 percent at September 15, 2003) or the base rate of the syndication agent bank, contingent upon various stipulations by the lender (which approximated 4.0 percent at September 15, 2003). This Credit Agreement was due to expire in January 2004. As a result of the length of time necessary to restate our financial statements (see Note 2 of the Condensed Consolidated Financial Statements) beginning on September 16, 2003, we would have been in violation of one of the covenants of our Credit Agreement that requires the timely filing of financial statements with the SEC. On September 15, 2003, we reached an agreement with the bank group and obtained a waiver to provide us additional time to become current with our periodic filings with the SEC. Under the revised Credit Agreement, the credit facility was reduced from $350,000 to $100,000 in September, 2003 and was voluntarily terminated in November 2003. In November 2003, we refinanced the Credit Agreement with a $30,000 secured credit line which expires in May 2006. In addition to our secured credit line, we have loan agreements with various banks pursuant to which, the banks have agreed to provide lines of credit totaling $24,469 with a range of borrowing rates and varying terms. As of September 30, 2003 and December 31, 2002, the Company had no borrowings outstanding under these lines. These agreements continue until such time as either party terminates the agreements.

     In March 1993, we issued $50,000 of our 7.76 percent Series Notes due February 15, 2003 (the "Senior Notes"). The remaining balance of the Senior Notes of $6,349 is classified as current at December 31, 2002 and was fully repaid in February 2003.

     In January 2001, we entered in to a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. The 4,160 shares of Cisco common stock had a market value of $81,494 at September 30, 2003. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in Investment in Marketable Securities in the Consolidated Balance Sheets. This debt has a seven-year maturity and pays interest at a cash coupon rate of 3.625 percent.

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

     The derivative has been combined with the debt instrument in long-term debt in the Condensed Consolidated Balance Sheets and presented on a net basis as permitted under FIN No. 39, "Offsetting of Amounts Related to Certain Contracts," as there exists a legal right of offset. The SAILS liability, net of the derivative asset, represents $79,366 at September 30, 2003.

     The remaining portion of long-term debt outstanding relates to capital lease obligations and various other loans maturing through 2007.

     The combined aggregate amount of long-term debt maturities for the three months ended December 31, 2003 and each of the subsequent years ending December 31 are as follows:

     2003 (three months) .........................     $   275
     2004 (full year) ............................          30
     2005 (full year) ............................          72
     2006 (full year) ............................           6
     2007 (full year) ............................           5
     Thereafter ..................................      79,366
                                                       -------
                                                       $79,754
                                                       =======

     Our long-term debt to capital ratio decreased to 8.2 percent at September 30, 2003 from 13.3 percent at December 31, 2002 primarily due to the repayment of debt under our revolving credit facility from cash flows from operating activities.

     We continue to enter into obligations and commitments to make future payments under lease agreements. Our capital lease obligations are included in long-term debt as presented on the Condensed Consolidated Balance Sheet. The aggregate amount of required future minimum rental payments under non-cancelable operating leases for the three months ended December 31, 2003 and each of the subsequent years ending December 31, are as follows:

                                                               OPERATING LEASES
                                                               ----------------
2003 (3 months) ..............................................     $  5,324
2004 (full year) .............................................       18,660
2005 (full year) .............................................       16,456
2006 (full year) .............................................       14,528
2007 (full year) .............................................       12,637
Thereafter ...................................................       37,043
                                                                   --------
Total minimum payments .......................................     $104,648
                                                                   ========

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or annual reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. We are currently evaluating the impact of adopting this interpretation on our consolidated financial statements.

     In August 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF Issue No. 03-5 ("EITF 03-5"), "Applicability of AICPA Statement of Position 97-2, "Software Revenue Recognition," to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software." EITF 03-5, which became effective for us on October 1, 2003, provides guidance on determining whether non-software deliverables are included within the scope of SOP 97-2 and, accordingly, whether multiple element arrangements are to be accounted for in accordance with EITF Issue No. 00-21 or SOP 97-2. We do not believe that adoption of the provisions of EITF 03-5 will have a material impact on our consolidated financial statements.

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

PENDING LITIGATION MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Symbol, certain members of our former senior management team and certain former and current members of our Board of Directors are named defendants in a number of purported class actions alleging violations of federal securities laws, including issuing materially false and misleading statements that had the effect of artificially inflating the market price of our common stock, as well as related derivative actions. We have accrued $142 million related to these pending class actions and government investigations as of September 30, 2003. The plaintiffs have yet to specify the amount of damages being sought in the related civil actions and, therefore, we are unable to estimate what our ultimate liability in such lawsuits may be. Telxon, our wholly-owned subsidiary, along with various former executive officers of Telxon, are named defendants in a number of separate purported class actions alleging violations of federal securities laws. On November 13, 2003, Telxon and the plaintiff class reached a tentative settlement of all pending shareholder class actions against Telxon. On February 12, 2004, the Court granted its final approval of the settlement. Under the settlement, Telxon anticipates that it will pay $37 million to the class. As a result of anticipated contributions by Telxon's insurers, Telxon expects that its net payment will be no more than $25 million. Our insurance coverage is not sufficient to cover our total liabilities in any of these purported class actions, and our ultimate liability in these actions may have a material adverse effect on our results of operations and financial condition.

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

WE ARE SUBJECT TO RISKS RELATED TO OUR OPERATIONS OUTSIDE THE UNITED STATES.

     A substantial portion of our net revenues have been from foreign sales. For the three and nine months ended September 30, 2003, foreign sales accounted for approximately 41% and 42%, respectively of our net revenue. We also manufacture most of our products outside the United States and we anticipate that an increasing percentage of new products and subassemblies will be manufactured outside the United States. Overall margins for our products have increased throughout 2003 partially as a result of increased efficiencies due to the transfer of internal manufacturing to our Reynosa facility and external manufacturing to lower cost producers in China, Taiwan and Singapore.

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

     As required by Rule 13a-15(b) of the Exchange Act, Symbol has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2003, the end of the period covered by this report. Based upon the evaluation and the results of the investigations discussed above, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiencies as described in Symbol's 2002 10-K/A and herein, as of the evaluation date and the filing date of this report, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the Commission is properly recorded, processed, summarized and reported in conformance with the rules and regulations of the Commission.

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

a.   The following exhibits are included herein:

     31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. The following Reports on Form 8-K were filed during the three months ended September 30, 2003:

Date Filed                Item No(s).      Description
----------                -----------      -----------
September 16, 2003        5 and 12         Filing of a press release announcing
                                           the extension of a waiver on Symbol's
                                           credit facility and reporting
                                           Symbol's current worldwide cash
                                           balances.

September 18, 2003        5                Filing of a press release announcing
                                           adverse ruling against Telxon in
                                           Smart Media litigation.

September 19, 2003        5 and 12         Amendment to September 16, 2003
                                           filing of a press release announcing
                                           the extension of a waiver on Symbol's
                                           credit facility and reporting
                                           Symbol's current worldwide cash
(8-K/A)                                    balances.

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


Dated:  February 25, 2004              By:        /s/ Mark T. Greenquist
                                          --------------------------------------
                                           Mark T. Greenquist
                                           Senior Vice President and Chief
                                           Financial Officer (principal
                                           financial officer)


Dated:  February 25, 2004              By:        /s/  James M. Conboy
                                          --------------------------------------
                                           James M. Conboy
                                           Vice President - Controller and Chief
                                           Accounting Officer
                                           (principal accounting officer)