Form 10-K
period 2003-12-31
SYMBOL TECHNOLOGIES INC
filed 2004-03-12
CIK 278352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

               YES [X]                                  NO  [ ]

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

         The number of shares outstanding of the registrant's classes of common stock, as of March 9, 2004, was as follows:

                   CLASS                                NUMBER OF SHARES
                   -----                                ----------------
       Common Stock, par value $0.01                      233,440,995

DOCUMENTS INCORPORATED BY REFERENCE: CERTAIN PORTIONS OF THE DEFINITIVE PROXY STATEMENT TO BE FILED IN CONNECTION WITH THE REGISTRANT'S 2004 ANNUAL MEETING OF SHAREHOLDERS ON APRIL 26, 2004 (INCORPORATED BY REFERENCE UNDER PART III)

                            SYMBOL TECHNOLOGIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                                        PAGE NUMBER
                                                                                                        -----------

PART I............................................................................................................1

         Item 1.      Business....................................................................................1
         Item 2.      Properties.................................................................................22
         Item 3.      Legal Proceedings..........................................................................22
         Item 4.      Submission of Matters to a Vote of Security Holders........................................31
         Item 4A.     Executive Officers of the Registrant.......................................................31

PART II..........................................................................................................33

         Item 5.      Market for the Registrant's Common Equity and Related Security Holder Matters..............33
         Item 6.      Selected Financial Data....................................................................33
         Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......34
         Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.................................47
         Item 8.      Financial Statements and Supplementary Data................................................48
         Item 9.      Disagreements on Accounting and Financial Disclosure.......................................48
         Item 9A.     Controls and Procedures....................................................................48

PART III.........................................................................................................49

         Item 10.     Directors and Executive Officers of the Registrant.........................................49
         Item 11.     Executive Compensation.....................................................................49
         Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
                      Stockholder Matters........................................................................50
         Item 13.     Certain Relationships and Related Transactions.............................................50
         Item 14.     Principal Accountant Fees and Services.....................................................50

PART IV..........................................................................................................50

         Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............................50


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

         Symbol manufactures products and provides services to capture, manage and communicate data using four core technologies - bar code reading and image recognition, mobile computing, networking systems and mobility software. Our products and services are sold to a broad and diverse base of customers on a worldwide basis and in diverse markets such as retail, transportation, parcel and postal delivery services, warehousing and distribution, manufacturing, healthcare, hospitality, security, education and government. We do not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

         We are engaged in two reportable business segments: (1) the design, manufacture and marketing of mobile computing, automatic data capture, and wireless network systems (the "Product Segment"); and (2) the servicing of, customer support for and professional services related to these systems (the "Services Segment"). Each of our operating segments uses its core competencies to provide building blocks for mobile computing solutions. Operating and geographic segment financial information is found in Note 18 to the Consolidated Financial Statements.

         Symbol Technologies, Inc. is a Delaware corporation and is the successor by merger in 1987 to Symbol Technologies, Inc., a New York corporation that commenced operations in 1975.

PRODUCT SEGMENT

GENERAL

         Symbol develops, manufactures, sells and services scanner-integrated mobile and wireless information management systems that consist of mobile (primarily handheld) computing devices, wireless local area networks (or wireless LAN) and wireless wide area networks (or wireless WAN), radio subsystems, bar code reading devices, network appliance devices (such as voice-over-IP, cordless telephones, peripheral devices and software and programming tools). These products are designed to provide solutions to customer-specific needs in information transactions, and are used worldwide in diverse markets such as retail, transportation, parcel and postal delivery services, warehousing and distribution, manufacturing, healthcare, hospitality, education and government. For the year ended December 31, 2003, Product Segment net revenue was $1,224 million, which represented 80 percent of total revenues. See Note 18 of the Notes to the Consolidated Financial Statements included elsewhere herein.

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

Self Scanning and Self Checkout

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

Spectrum 24((R))

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

ACQUISITIONS

@pos

         In September 2002, a wholly-owned subsidiary of Symbol was merged with @pos.com, Inc. ("@pos") in a cash-for-stock merger. @pos is operating as a wholly-owned subsidiary of Symbol, although certain portions of its operations were consolidated in order to achieve operating efficiencies and synergies with Symbol's existing functions. @pos manufactures and markets a range of interactive customer transaction terminals with advanced signature capture technology and I/P-enabled features that allow traditional and advanced payment capabilities at the retail point of sale and provide enhanced customer interaction and order processing. See Note 2 to the Consolidated Financial Statements included elsewhere herein.

Covigo

         On July 28, 2003, a wholly-owned subsidiary of Symbol was merged with Covigo, Inc. ("Covigo") in a cash-for-stock merger. Covigo mobile software enables its customers to simplify the creation and deployment of wireless applications, while reducing administrative costs associated with network management and data synchronization.

SERVICES SEGMENT

GENERAL

         Our global services organization, Global Systems & Services, or GSS, was formed in 2001. Under the SymbolCareSM umbrella, it offers our customers an array of services ranging from "high-touch" consulting and project management to equipment repair and support. GSS's goal is to combine our extensive technical expertise with vertical market knowledge in order to support solutions to increase the value of a customer's information technology investment. These services are sold and delivered, depending on requirements and infrastructure, via Symbol's global direct sales and services organization or through our Symbol PartnerSelect or SymbolCertifiedSM Professional Services certification program. For the year ended December 31, 2003, Services Segment net revenue was $306 million, which represented 20% of total revenues. See Note 18 to the Consolidated Financial Statements included elsewhere herein.

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

         The following table sets forth certain information as to international revenues of Symbol(1):

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                                       (IN MILLIONS)
                                AREA                                         2003            2002            2001
-------------------------------------------------------------------         ------          ------          ------
EMEA(2)............................................................         $438.6          $382.8          $390.9
Asia Pacific.......................................................          112.6            84.6            83.0
Other(3)...........................................................           92.9            75.5            69.2
                                                                            ------          ------          ------
Total..............................................................         $644.1          $542.9          $543.1
                                                                            ======          ======          ======

--------------

(1) See Note 18 of the Notes to the Consolidated Financial Statements included elsewhere herein.
(2)      Europe, Middle East, and Africa
(3)      Includes the non-U.S. countries in The Americas.

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

         We expended (including overhead charges) approximately $108,800, $72,845 and $93,682 for research and development during the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are included as a component of engineering in the Consolidated Statements of Operations.

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

EMPLOYEES

         At December 31, 2003, we had approximately 5,300 full-time employees. Of these, approximately 2,700 were employed in the United States. Symbol also employs temporary production personnel. None of our U.S. employees are represented by a labor union. Some employees outside of the United States are represented by labor unions. We consider our relationship with our employees to be good.

RISK FACTORS

         Set forth below are important risks and uncertainties that could have a material adverse effect on Symbol's business, results of operations and financial condition and cause actual results to differ materially from those expressed in forward-looking statements made by Symbol or our management.

         RISKS RELATING TO THE INVESTIGATIONS

         WE ARE BEING INVESTIGATED BY THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC" OR THE "COMMISSION") AND THE EASTERN DISTRICT OF NEW YORK (THE "EASTERN DISTRICT") FOR CERTAIN OF OUR PRIOR ACCOUNTING PRACTICES AND WE CANNOT PREDICT THE OUTCOME OF THESE INVESTIGATIONS. THE INVESTIGATIONS COULD RESULT IN CIVIL AND/OR CRIMINAL ACTIONS SEEKING, AMONG OTHER THINGS, INJUNCTIVE AND MONETARY RELIEF FROM SYMBOL. IN ADDITION, THE FILING OF ANY CHARGES COULD RESULT IN THE SUSPENSION OR DEBARMENT FROM FUTURE GOVERNMENT CONTRACTS. ANY SUCH DEVELOPMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         The Commission and the Eastern District have commenced separate investigations relating to certain of our prior accounting practices. In response to an inquiry from the Commission, we conducted an initial internal investigation, with the assistance of a law firm, in May 2001 relating to such accounting practices, which we subsequently discovered was hindered by certain of our former employees. The Commission expressed dissatisfaction with the initial investigation. In March 2002, we undertook an approximately eighteen-month internal investigation, with the assistance of a second law firm and independent forensic accounting team, the results of which gave rise to the restatement of our financial statements, which we filed with the SEC on Form 10-K/A on February 25, 2004. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Symbol has also been given notice that the Commission is considering recommending civil actions against Symbol and certain of our former employees for violations of federal securities laws.
         We are fully cooperating with the Commission and Eastern District in their respective investigations, and are engaging in discussions with each entity to resolve the issues raised by such investigations. However, we cannot predict when these investigations will be completed, the outcome of such investigations, or when a negotiated resolution, if any, may be reached and the likely terms of such a resolution. However, any criminal and/or civil action or any negotiated resolution may involve, among other things, injunctive and equitable relief, including material fines, which could have a material adverse effect on our business, results of operations and financial condition.

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

PENDING LITIGATION MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOW.

         Symbol, certain members of our former senior management team and certain former and current members of our Board of Directors are named defendants in a number of purported class actions alleging violations of federal securities laws, including issuing materially false and misleading statements that had the effect of artificially inflating the market price of our common stock, as well as related derivative actions. We currently have accrued $142.0 million related to the pending class action filed against Symbol. The plaintiffs have yet to specify the amount of damages being sought in the related civil actions and, therefore, we are unable to estimate what our ultimate liability in such lawsuits may be. Telxon, our wholly-owned subsidiary, along with various former executive officers of Telxon, are named defendants in a number of separate purported class actions alleging violations of federal securities laws. On November 13, 2003, Telxon and the plaintiff class reached a tentative settlement of all pending shareholder class actions against Telxon. On December 19, 2003, the settlement received preliminary approval from the Court. On February 12, 2004, the Court granted its final approval of the settlement. As a result of contributions by Telxon's insurers, Telxon paid $25 million to the class on February 27, 2004.

         Our insurance coverage is not sufficient to cover our total liabilities in any of these purported class actions, and our ultimate liability in these actions may have a material adverse effect on our results of operations and financial condition.

         In addition, in March and June 2003, Robert Asti, former Vice President--North America Sales and Service--Finance, and Robert Korkuc, former Chief Accounting Officer, respectively, pleaded guilty to two counts of securities fraud in connection with the government investigations described above. The Commission has filed civil complaints against the two individuals based upon similar facts. The resolution of these civil complaints, any additional civil complaints against members of our current and/or former management team or Board of Directors or the indictment of any members of our current management team or Board of Directors could result in additional negative publicity for Symbol and may impact the securities litigations in which we are a party.

         In addition, we may be obligated to indemnify and advance legal expenses to such former or current directors, officers or employees in accordance with the terms of our certificate of incorporation, bylaws, other applicable agreements and Delaware law. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the underwriters of our directors and officers insurance policy may seek to rescind or otherwise deny coverage in some or all of these matters, in which case we may have to self-fund the indemnification amounts owed to such directors and officers. Our ultimate liability in these civil actions may have a material adverse effect on our results of operations and financial condition.

         On September 17, 2003, a jury awarded approximately $218 million in damages against Telxon, which we acquired in November 2000, for claims relating to an alleged contract with Smart Media of Delaware, Inc. Telxon has made certain post-verdict motions seeking, among other things, a new trial or a reduction in the amount of the jury verdict. While we are still vigorously defending against this lawsuit, we may ultimately be liable for the full amount of the jury verdict, which could have a material adverse effect on our results of operations, financial condition and business. As of December 31, 2003 and 2002, we have not recorded any liability in our consolidated financial statements with respect to this matter.

         We are also subject to lawsuits in the normal course of business, which can be expensive and lengthy, disrupt normal business operations and divert management's attention from ongoing business operations. An unfavorable resolution to any lawsuit could have a material adverse effect on our business, results of operations and financial condition. See Part I, Item 3, "Legal Proceedings" for additional information regarding material litigation.

IF WE ARE UNABLE TO EFFECTIVELY AND EFFICIENTLY IMPLEMENT OUR PLAN TO REMEDIATE DEFICIENCIES WHICH HAVE BEEN IDENTIFIED IN OUR INTERNAL CONTROLS AND PROCEDURES, THERE COULD BE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS OR FINANCIAL RESULTS.

         Throughout 2003 and continuing in 2004, we have and are implementing various initiatives to address the material weaknesses and other deficiencies in our internal controls identified by our internal investigations, conducted with the oversight by our Audit Committee, into our past practices.

         These initiatives are intended to materially improve our internal controls and procedures, address systems and personnel issues and help ensure a corporate culture that emphasizes integrity, honesty and accurate financial reporting. These initiatives address Symbol's control environment, organization and staffing, policies, procedures, documentation and information systems. See
Item 9A, "Controls and Procedures."

         The implementation of these initiatives is one of Symbol's highest priorities. Our Board of Directors, in coordination with our Audit Committee, will continually assess the progress and sufficiency of these initiatives and make adjustments as necessary. However, no assurance can be given that we will be able to successfully implement our revised internal controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified deficiencies in our internal controls and procedures. In addition, we may be required to hire additional employees, and may experience higher than anticipated capital expenditures and operating expenses, during the implementation of these changes and thereafter. If we are unable to implement these changes effectively or efficiently, there could be a material adverse effect on our operations or financial results.

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

         The investigations by Symbol resulted in a restatement of our previous years financial statements that were filed delinquently with the SEC. The Commission may provide us with comments on this filing or any of our previous filings, which would require us to amend or restate previously filed periodic reports. The NYSE did not take any delisting or other action against Symbol in connection with its previous delinquent filings, but there can be no assurance that the NYSE will not take any such action in the future. If we are required to amend or restate our periodic filings, or if the NYSE delists, or attempts to delist, our common stock, investor confidence may be reduced, our stock price may substantially decrease and our ability to access the capital markets may be limited.

TAXING AUTHORITIES MAY DETERMINE WE OWE ADDITIONAL TAXES FROM PREVIOUS YEARS DUE TO THE RESTATEMENT.

         As a result of our previous restatement, previously filed tax returns and reports may be required to be amended to reflect tax related impacts of the restatement. Where legal, regulatory or administrative rules would require or allow us to amend our previous tax filings, we intend to comply with our obligations under applicable law. To the extent that tax authorities do not accept our conclusions regarding the tax effects of the restatement, liabilities for taxes could differ from that which has been recorded in our Consolidated Financial Statements. If it is determined that we have additional tax liabilities, there could be an adverse effect on our financial condition.

MANY OF THE INDIVIDUALS WHO COMPRISE OUR SENIOR MANAGEMENT TEAM ARE NEW TO SYMBOL, AND THEY HAVE BEEN REQUIRED TO DEVOTE A SIGNIFICANT AMOUNT OF TIME ON MATTERS RELATING TO THE RESTATEMENT.

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

RISKS RELATING TO THE BUSINESS

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC AND MARKET CONDITIONS, AS WELL AS THE VOLATILE GEOPOLITICAL ENVIRONMENT.

         Adverse worldwide economic and market conditions of the last few years have contributed to slowdowns in the technology sector generally and the mobile information systems industry specifically. While worldwide economic and market conditions have begun recently to improve, if they do not continue to improve or otherwise deteriorate, there may be:

         o reduced demand for our products and services due to continued restraints on technology-related capital spending by our customers;

         o    increased price competition;

         o    increased risk of excess and obsolete inventories;

         o    higher overhead costs as a percentage of revenues; and

         o    limited investment by Symbol in new products and services.

         Our current business and operating plan assumes that economic activity in general, and IT spending in particular, will at least remain at current levels; however, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. Our business is especially affected by the economic success of the retail sector, which accounts for a significant portion of our business, and our results of operations may be adversely affected if the global economic and market conditions in the retail sector do not improve. If historically low interest rates rise, consumer demand and IT spending could be further dampened.

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

         We have made significant investments to develop enterprise mobility products because we believe enterprise mobility is a new and developing market. If this market does not grow or retailers and consumers react unenthusiastically to enterprise mobility or we are unable to sell our enterprise mobility products and services at projected rates, there could be a material adverse effect on our business and operating results. Our efforts in enterprise mobility are also dependent, in part, on applications developed and infrastructure deployed by third parties. If third parties do not develop robust, new or innovative applications, or create the appropriate infrastructure for enterprise mobility products, there could be a material adverse effect on our business and operating results.

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

         The products manufactured and marketed by us and our competitors in the mobile information systems industry are becoming more complex. As the technological and functional capabilities of future products increase, these products may begin to compete with products being offered by traditional computer, network and communications industry participants who have substantially greater financial, technical, marketing and manufacturing resources than we do. We may not be able to compete successfully against these new competitors, and competitive pressures may result in a material adverse effect on our business or operating results.

WE ARE SUBJECT TO RISKS RELATED TO OUR OPERATIONS OUTSIDE THE UNITED STATES.

         A substantial portion of our net revenues have been from foreign sales. In 2003, foreign sales accounted for approximately 42.1% of our net revenue. We also manufacture most of our products outside the United States, and we anticipate that an increasing percentage of new products and subassemblies will be manufactured outside the United States. Overall margins for our products have increased throughout 2003 partially as a result of increased efficiencies due to the transfer of internal manufacturing to our Reynosa facility and external manufacturing to lower cost producers in China, Taiwan and Singapore.

         These sales and manufacturing activities are subject to the normal risks of foreign operations, including:

         o    increased security requirements;

         o    political uncertainties;

         o    currency fluctuations;

         o    protective tariffs and taxes;

         o    trade barriers and export/import controls;

         o    transportation delays and interruptions;

         o reduced protection for intellectual property rights in some countries;

         o    the impact of recessionary or inflationary foreign economies;

         o    lengthy receivables collection periods;

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

WE RELY ON OUR MANUFACTURING FACILITY IN REYNOSA, MEXICO, TO MANUFACTURE A SIGNIFICANT PORTION OF OUR PRODUCTS. ANY PROBLEMS AT THE REYNOSA FACILITY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         In 2003, approximately 54% of our product cost of revenue can be attributed to our facility in Reynosa, and we estimate that such percentage will be similar or higher in 2004.

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

         We have been sued in Mexico by a plaintiff who alleges she is the legal owner of some of the property on which our facility in Reynosa is located. See
Part II, Item 1, "Legal Proceedings--Other Litigation--Lic. Olegario

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

         While components and supplies are generally available from a variety of sources, we currently depend on a limited number of suppliers for several components for our equipment, and certain subassemblies and products. Some components, subassemblies and products are purchased from a single supplier or a limited number of suppliers. In addition, for certain components, subassemblies and products for which we may have multiple sources, we are still subject to significant price increases and limited availability due to market demand for such components, subassemblies and products. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts, which had an adverse impact on our business. While we have entered into contracts with suppliers of parts that we anticipate may be in short supply, there can be no assurance that additional parts will not become the subject of such shortages or that such suppliers will be able to deliver the parts in fulfillment of their contracts. In addition, on occasion, we build up our component inventory in anticipation of supply shortages, which may result in us carrying excess or obsolete components if we do not properly anticipate customer demand and could have a material adverse effect on our business and results of operations.

         If shortages or delays exist, we may not be able to secure enough components at reasonable prices and acceptable quality and, therefore, may not be able to meet consumer demand for our products, which could have a material adverse effect on our business and results of operations. Although the availability of components did not materially impact our business in 2002 or 2003, we cannot predict when and if component shortages will occur. If we are unable to develop alternative sources for our raw materials if and as required, we could incur additional set-up costs, which could result in delays in manufacturing and the delivery of our products and thereby have a material adverse effect on our business, results of operations and financial condition.

WE SELL A MAJORITY OF OUR PRODUCTS THROUGH RESELLERS, DISTRIBUTORS AND ORIGINAL EQUIPMENT MANUFACTURERS (OEMS). IF WE FAIL TO MANAGE OUR SALES SYSTEM PROPERLY, OR IF THIRD-PARTY DISTRIBUTION SOURCES DO NOT PERFORM EFFECTIVELY, OUR BUSINESS MAY SUFFER.

         We sell a majority of our products through resellers, distributors and OEMs. Some of our third-party distribution sources may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturn, or abide by our inventory and credit requirements. If the third-party distribution sources we rely on do not perform their services adequately or efficiently or exit the industry, and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues. In addition, we do not have third-party distribution sources in certain parts of the world. If we are unable to effectively and efficiently service customers outside our current geographic scope, there may be a material adverse effect on our growth rates and result of operations.

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

         Third parties have, and may in the future, assert claims of infringement of intellectual property rights against us. Due to the rapid pace of technological change in the mobile information systems industry, much of our business and many of our products rely on proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. We have received, and have currently pending, third-party claims and may receive additional notices of such claims of infringement in the future. To date, such activities have not had a material adverse effect on our business and we have either prevailed in all litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. Since there are a significant number of U.S. and foreign patents and patent applications applicable to our business, we believe that there is likely to continue to be significant litigation regarding patent and other intellectual property rights, which could have a material adverse effect on our business and our ability to compete.

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

         While some of our products do emit electromagnetic radiation, we believe that due to the low power output of our products and the logistics of their use, there is no health risk to end-users in the normal operation of our products. However, if any of our products becomes specifically regulated by governments, or their safety is questioned by our customers, such as electronic cash register manufacturers, or the public at large, there could be a material adverse effect on our business and our results of operations.

         In addition, our wireless communication products operate through the transmission of radio signals. These products are subject to regulation by the FCC in the United States and corresponding authorities in other countries. Currently, operation of these products in specified frequency bands does not require licensing by regulatory authorities. Regulatory changes restricting the use of frequency bands or allocating available frequencies could have a material adverse effect on our business and our results of operations.

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RECRUIT AND RETAIN KEY EMPLOYEES.

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

         Our operating results have been, and may continue to be, subject to quarterly fluctuations as a result of a number of factors discussed in this report, including worldwide economic conditions; levels of IT spending; changes in technology; new competition; customer demand; a shift in the mix of our products; a shift in sales channels; the market acceptance of new or enhanced versions of our products; the timing of introduction of other products and technologies; component shortages; and acquisitions made by Symbol.

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

         Our revenues may vary in the future to an even greater degree due to our increasing focus on sales of mobile information systems instead of individual products. Historically, we have sold individual bar code scanning devices and scanner integrated mobile computing devices to customers. Increasingly, our sales efforts have focused on sales of complete data transaction systems. System sales are more costly and require a longer selling cycle and more complex integration and installation services. An increase in system sales, therefore, may result in increased time between the manufacture of product and the recognition of revenue, as well as the receipt of payment for such transactions.

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

                                                                                        SIZE (SQ.
                 LOCATION                                 PRINCIPAL USE                   FT.)       TENANCY/OWNERSHIP
-----------------------------------------   -----------------------------------------   ---------    -----------------
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

McAllen, Texas                              Distribution Facility                        334,000           Owned

Reynosa, Tamaulipas Mexico                  Manufacturing                                290,000           Owned

116 Wilbur Place Bohemia, New York          Operations Offices, Labs                     92,000            Owned

110 Wilbur Place Bohemia, New York          Manufacturing, Development Lab               30,000            Owned

12 & 13 Oaklands Pk. Fishponds              Customer Service                             18,923            Owned
RoadWokingham, Berkshire England

Valley Oak Technology Campus                Network Systems Engineering, Marketing       100,000      Leased: expires
San Jose, California                                                                                  August 12, 2009

El Paso, Texas                              Customer Service Center and Warehouse        62,660       Leased: expires
                                                                                                     December 14, 2007

Berkshire Place Winnersh                    EMEA Headquarters, Marketing and             55,500       Leased: expires
Triangle Winnersh, Wokingham                Administration and U.K. Headquarters                     December 31, 2012
Berkshire, England

Juarez, Mexico                              Customer Service Center and Warehouse        50,000       Leased: expires
                                                                                                      April 13, 2004
                                                                                                      (month-to-month
                                                                                                        thereafter)

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

SECURITIES LITIGATION MATTERS

Pinkowitz v. Symbol Technologies, Inc., et al.

         On March 5, 2002, a purported class action lawsuit entitled Pinkowitz
v. Symbol Technologies, Inc., et al., was filed in the United States District Court for the Eastern District of New York on behalf of purchasers of the common stock of Symbol between October 19, 2000 and February 13, 2002, inclusive, against Symbol, Tomo Razmilovic, Jerome Swartz and Kenneth Jaeggi. The complaint alleged that defendants violated the federal securities laws by issuing materially false and misleading statements throughout the class period that had the effect of artificially inflating the market price of Symbol's securities. Subsequently, a number of additional purported class actions containing substantially similar allegations were also filed against Symbol and certain former Symbol officers in the Eastern District of New York.

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

Hoyle v. Symbol Technologies, Inc., et al.
Salerno v. Symbol Technologies, Inc., et al.

         On March 21, 2003, a separate purported class action lawsuit entitled Edward Hoyle v. Symbol Technologies, Inc., Tomo Razmilovic, Kenneth V. Jaeggi, Robert W. Korkuc, Jerome Swartz, Harvey P. Mallement, George Bugliarello, Charles B. Wang, Leo A. Guthart and James H. Simons, was filed in the United States District Court for the Eastern District of New York. On May 7, 2003, a virtually identical purported class action lawsuit was filed against the same defendants by Joseph Salerno.

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

         In connection with the above pending class actions and government investigations, Symbol recorded additional loss provisions on legal settlements of $72,000 in the first quarter of 2003 and $70,000 in the fourth quarter of 2002 bringing the estimated liability to $142,000 as of December 31, 2003, compared to $70,000 as of December 31, 2002. This is reflected as a component of accounts payable and accrued expenses in the accompanying Consolidated Financial Statements.

Bildstein v. Symbol Technologies, Inc., et. al.

         On April 29, 2003, a lawsuit entitled Bildstein v. Symbol Technologies, Inc., et. al., was filed in the United States District Court for the Eastern District of New York against Symbol and Jerome Swartz, Harvey P. Mallement, Raymond R. Martino, George Bugliarello, Charles B. Wang, Tomo Razmilovic, Leo A. Guthart, James Simons, Saul F. Steinberg and Lowell Freiberg. The plaintiff alleges that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and common and state law, by authorizing the distribution of proxy statements in 2000, 2001 and 2002. Plaintiff seeks the cancellation of all affirmative votes at the annual meetings for 2000, 2001 and 2002, canceling all awards under the option plans, enjoining implementation of the option plans and any awards thereunder and an accounting by the defendants for all damage to Symbol, plus all costs and expenses in connection with the action. Symbol has filed a motion to dismiss that is now fully briefed. On February 4, 2004, Symbol argued its motion to dismiss before the Court and is awaiting the Court's decision. Symbol intends to defend the case vigorously on the merits.

Gold v. Symbol Technologies, Inc., et al.

         On December 18, 2003, a purported derivative action lawsuit entitled Gold v. Symbol Technologies, Inc., et al., was filed in the Court of Chancery of the State of the State of Delaware against Symbol and Tomo Razmilovic, Kenneth
V. Jaeggi, Dr. Jerome Swartz, Frank Borghese, Brian Burke, Richard M. Feldt, Satya Sharma, Harvey P.

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

         Plaintiff seeks to recover incentive-based compensation paid to senior members of Symbol's management in reliance on materially inflated financial statements and to impose a trust to recover cash and other valuable assets received by the management defendants and former Symbol board members in the form of proceeds garnered from the sale of Symbol common stock (including option-related sales) from at least January 1, 1998 through December 31, 2002. Symbol intends to litigate the case vigorously.

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

         Accordingly, we recorded a $25,000 pre-tax charge in the Consolidated Statements of Operations in 2002 and have reflected as an accrued liability as of December 31, 2003 the estimated settlement of $37,000 and have recorded an asset for the insurance proceeds of $12,000 which we expect to receive in the first quarter of 2004. On February 27, 2004, we paid $25,000 to the class in accordance with the settlement.

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

Wyser-Pratte Management Co. v. Telxon Corporation, et. al.

         On June 11, 2002, Wyser-Pratte Management Co., Inc. ("WPMC") filed a complaint against Telxon and its former top executives alleging violations of Sections 10(b), 18, 14(a) and 20(a) of the Securities and Exchange Act of 1934 (the "Exchange Act"), and alleging additional common law claims. This action is related to the same set of facts as the In re Telxon class action described above. On November 15, 2003, the parties reached an agreement in principle to resolve the litigation under which Telxon would pay WPMC $3,300. We recorded a $3,300 pre-tax charge in the Consolidated Statements of Operations during 2002. The settlement was finalized and paid by the Company in December 2003, and a stipulation of dismissal was filed in January 2004.
PENDING PATENT AND TRADEMARK LITIGATION

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

         Symbol answered and filed counterclaims against Proxim, asserting that Proxim's RF product offerings infringe on four Symbol patents relating to wireless LAN technology.

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

Symbol Technologies, Inc. v. Hand Held Products, Inc. and HHP-NC, Inc.

         On January 21, 2003, we filed a complaint against Hand Held Products, Inc. and HHP-NC, Inc. (collectively, "HHP") in the United States District Court for Delaware for patent infringement and declaratory judgment. We alleged that HHP infringes 12 of our patents, that 36 of HHP's patents are not infringed by us, that the HHP patents are otherwise invalid or unenforceable, and that the court has jurisdiction to hear the declaratory judgment action. We requested that the court enjoin HHP from further infringement, declare that our products do not infringe HHP's patents and award us costs and damages.

         On March 12, 2003, HHP filed a Motion to Dismiss, which was denied on November 14, 2003. With respect to our claim for a declaratory judgment that 36 of HHP's patents are not infringed by us, or that they are otherwise invalid or unenforceable, the Court denied HHP's motion to dismiss with respect to 10 of the patents, granted HHP's motion to dismiss with respect to 25 of the patents based on lack of subject matter jurisdiction, and granted HHP's motion to dismiss as to one HHP patent based on HHP's representation to the Court that the patent had been dedicated to the public and that HHP would not assert it against us. Pursuant to a stipulation between the parties, we have dismissed without prejudice our claim that HHP infringes 5 of the 12 Symbol patents and our action seeking a declaratory judgment with respect to the 10 HHP patents that remained in the case. On December 12, 2003, HHP asserted counterclaims against Symbol and Telxon (which had previously owned some of the patents asserted by Symbol) seeking a declaratory judgment that the Symbol patents were not infringed, were invalid and/or unenforceable. On the same day, HHP filed a third party complaint against 12 of its suppliers which, HHP claims, are liable to defend and/or indemnify HHP with respect to Symbol's infringement claims. We expect discovery to commence during 2004.

Hand Held Products, Inc. and HHP-NC, Inc. v. Symbol Technologies, Inc. and Telxon Corporation

         On January 7, 2004, Symbol was served with a summons and complaint filed in the United States District Court for the Eastern District of Virginia alleging that certain of its products infringe 4 patents owned by HHP. Three of the patents concern the design of a finger groove on the surface of a hand held computer, and the fourth concerns a decoding algorithm for 2 dimensional bar codes. These patents had been the subject of Symbol's declaratory judgment complaint, described above, but had been dismissed by the Court based on HHP's representation to the Court that Symbol had no reasonable apprehension of being sued by HHP for infringement of these patents. Symbol intends to defend this case vigorously on the merits.

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

         On January 23, 2004, the Court concluded that Lemelson's patent claims are unenforceable under the equitable doctrine of prosecution laches; that the asserted patent claims as construed by the Court are not infringed by Symbol because use of the accused products does not satisfy one or more of the limitations of each and every asserted claim; and that the claims are invalid for lack of written description and enablement even if construed in the manner urged by Lemelson. In so concluding, the Court found that judgment should be entered in favor of plaintiffs Symbol and the other members of the Auto ID Companies and against defendant Lemelson Partnership on Symbol's and the Auto ID Companies' complaint for declaratory judgment. The Court issued its judgment on January 23, 2004. Lemelson is proceeding with post judgment motions and no appealable and final judgment has been entered as of the date of this Annual Report.

OTHER LITIGATION

Telxon v. Smart Media of Delaware, Inc. ("SMI")

         On December 1, 1998, Telxon filed suit against SMI in the Court of Common Pleas for Summit County, Ohio, in a case seeking declaratory judgment that, contrary to SMI's position, Telxon did not contract to develop SMI's products or to fund SMI, and that it did not fraudulently induce SMI to refrain from engaging in business with others or interfere with SMI's business relations. On March 12, 1999, SMI filed its Answer and Counterclaim denying Telxon's allegations and alleging claims against Telxon for negligent misrepresentation, estoppel, tortious interference with business relationship and intentional misrepresentation and seeking approximately $10,000 in compensatory damages, punitive damages, fees and costs.

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

         There can be no assurance that Symbol will not be found to be ultimately liable for the damage awards. As of December 31, 2003 and 2002, we have not recorded any liability in our consolidated financial statements with respect to the SMI judgment.

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

         On November 17, 2003, BSI filed an additional lawsuit in British Columbia, Canada, against Symbol and a number of its distributors alleging that Symbol refused to sell products to BSI, conspired with the other defendants to do the same and used confidential information to interfere with BSI's business. Symbol considers these claims to be meritless and intends to defend against these claims vigorously.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, positions and offices held by Symbol's executive officers, as of December 31, 2003 and the date of this report, and their ages as of the date of this report:

                               CURRENT EXECUTIVES

NAME                               AGE     POSITION
------------------------------    -----    --------------------------------------------------------------------------
William R. Nuti...............      40     Chief Executive Officer, Director, President and Chief Operating Officer

Todd Abbott...................      44     Senior Vice President-Worldwide Sales

John G. Bruno.................      39     Senior Vice President-Business Development and Chief Information
                                           Officer(1)

Carole DeMayo.................      47     Senior Vice President-Human Resources

Mark T. Greenquist............      45     Senior Vice President-Finance and Chief Financial Officer

Todd Hewlin...................      37     Senior Vice President-Global Products Group

Peter M. Lieb.................      48     Senior Vice President, General Counsel and Secretary

James M. Conboy...............      38     Vice President-Controller and Chief Accounting Officer(2)


                                FORMER EXECUTIVES

             NAME                   AGE     POSITION
             ----                   ---     --------
Joseph Katz....................     51      Senior Vice President-Research and Development (3)

--------------

(1)      Executive Officer as of March 10, 2004.


(2)      Executive Officer as of February 9, 2004.


(3)      Resignation effective February 17, 2004


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

         Mr. Bruno joined Symbol as its Senior Vice President-Business Development and Chief Information Officer in November 2002 from Cisco Systems, Inc. At Cisco Systems, Inc. he served as Vice President of Technology Marketing and Vice President of Information Technology during the period of June 2000 to October 2002. Prior to that, Mr. Bruno served as Executive Director of Information Technology for Bristol-Myers Squibb, Inc. from September 1998 to May of 2000 and as Director of Information Technology at United Parcel Service from August of 1990 to August of 1998.

         Ms. DeMayo has worked in various human resource positions at Symbol for over eight years, and has served as Symbol's Senior Vice President-Human Resources since July 2001.

         Mr. Greenquist joined Symbol as its Senior Vice President-Finance and Chief Financial Officer in February 2003 from Agere Systems, Inc., where he was Executive Vice President and Chief Financial Officer, responsible for executive management and the oversight of its financial operations. Before joining Agere Systems, Mr. Greenquist was based in Zurich, Switzerland, with General Motors Europe as Vice President of Finance and Chief Financial Officer. In 1986, he joined the New York General Motors finance organization and held a number of positions in GM's New York Treasurer's Office, including corporate finance, capital markets, foreign exchange and commodity hedging, and investor relations.

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

         Dr. Katz joined Symbol in January 1989 and, after holding several positions in research and development, became our Senior Vice President-Research and Development in July 1996 in which capacity he served, until his resignation, effective February 17, 2004.

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

YEAR ENDING:                                            HIGH          LOW        DIVIDEND
--------------------------                            --------     ----------  ------------
December 31, 2002             First Quarter           $ 17.50       $  6.60      $ .01
                              Second Quarter            11.25          7.99         --
                              Third Quarter             11.35          6.40        .01
                              Fourth Quarter            10.74          4.98         --
December 31, 2003             First Quarter             10.95          8.01         --
                              Second Quarter            14.93          8.62        .01
                              Third Quarter             14.88         11.54        .01
                              Fourth Quarter            17.70         11.94         --

         On March 9, 2004, the closing price of Symbol's common stock was $14.75. As of March 9, 2004, there were 1,702 holders of record of Symbol's common stock.

         Historically, changes in our results of operations or projected results of operations have resulted in significant changes in the market price of our common stock. As a result, the market price of Symbol's common stock has been highly volatile. Our common stock may also experience substantial volatility if our operational results do not meet projections.

         Payment of future dividends is subject to approval by our Board of Directors. Recurrent declaration of dividends will be dependent on our future earnings, capital requirements and financial condition.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial information of Symbol for each of the years in the five-year period ended December 31, 2003. These tables should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                     (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                                              YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------------------
                                    2003            2002(1)             2001             2000              1999
                                 ----------        ----------        ----------        ----------       ----------
OPERATING RESULTS:
Total net revenue.........       $1,530,278        $1,401,617        $1,487,456        $1,213,263       $1,067,027
Net earnings/(loss).......            3,295           (44,915)          (17,769)         (137,666)         (59,639)
Basic and diluted
  earnings/(loss) per
  share(2)................             0.01             (0.20)            (0.08)            (0.67)           (0.30)
FINANCIAL POSITION:
Total assets..............       $1,646,518        $1,572,195        $1,705,371        $2,009,041       $1,042,987
Working capital...........          197,808           216,316           559,880           543,829          393,141
Long-term debt, less
  current maturities......           99,012           135,614           220,521           201,144           99,623
Stockholders' equity......          920,598           887,739           999,115         1,092,588          623,762
Cash dividends per share(2)            0.02              0.02            0.0167            0.0144           0.0104

                                                     (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                                              YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------------------
                                    2003            2002(1)             2001             2000              1999
                                 ----------        ----------        ----------        ----------       ----------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
Basic(2)..................          230,710           229,593           227,173           206,347          198,600
Diluted...................          236,449           229,593           227,173           206,347          198,600

--------------

(1) Symbol changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

(2) Adjusted to reflect three-for-two stock splits that became effective on April 16, 2001, April 5, 2000 and June 14, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Amounts in thousands, except per share amounts and percentages)

FORWARD-LOOKING STATEMENTS; CERTAIN CAUTIONARY STATEMENTS

         This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of Symbol's future business, results of operations, liquidity and operating or financial performance or results. Such forward looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These and other important risk factors are included in the "Risk Factors" section of this report beginning on page 13.

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

OVERVIEW

         We are a leader in secure mobile information systems that integrate application-specific handheld computers with wireless networks for data, voice and bar code data capture. Our goal is to be one of the world's preeminent suppliers of mission-critical mobile computing solutions to both business and industrial users. For the year ended December 31, 2003, we generated $1,530,278 of revenue.

         Symbol manufactures products and provides services to capture, manage and communicate data using four core technologies - bar code reading and image recognition, mobile computing, networking systems and mobility software applications. Our products and services are sold to a broad and diverse base of customers on a worldwide basis and in diverse markets such as retail, transportation, parcel and postal delivery services, warehousing and distribution, manufacturing, healthcare, hospitality, security, education and government. We do not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

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

EXECUTIVE OVERVIEW OF PERFORMANCE

         Our total revenue for the year ended December 31, 2003 was $1,530,278, an increase of 9.2 percent from total revenue of $1,401,617 for the year ended December 31, 2002. The increase in revenue is primarily attributable to gradual strengthening in the global economy and increased spending in the information technology sector which resulted in growth in our product segment, particularly in mobile computing.

         Our gross profit overall was 44.1 percent for the year ended December 31, 2003, an increase from 34.8 percent for 2002. The increase is primarily due to our sales of higher margin product and efficiencies we have achieved in our manufacturing and distribution operations. Also contributing to the improved operating results is the absence of several charges recorded during 2002 for the impairment of certain software assets, a provision for a loss contract, as well as severance, restructuring and warranty-related charges. These charges aggregated $25,400 in 2002.

         We have continued to incur costs related to our restatement and ongoing investigations. Such costs were approximately $35,900 or 8.5 percent of our selling, general and administrative costs of $421,132 for the year ended December 31, 2003 as compared to $9,200 incurred in 2002 when the restatement and investigations were initiated.

         With continued focus on our balance sheet, we have increased our cash to $150,017 at December 31, 2003, an increase of $73,896 from $76,121 at December 31, 2002, reducing our bank debt and senior notes by approximately $87,000 and ending December 2003 with no current borrowings under our bank credit facility. We have also invested $79,268 in our business during 2003 through purchases of property and equipment as well as certain strategic acquisitions.

         We continue to effectively manage our net accounts receivables, ending 2003 with $152,377, an increase of only $960 from $151,417 at December 31, 2002 despite an increase in revenues during 2003 of $128,661. A key performance indicator we use to monitor our receivables collection is days sales outstanding. Through aggressive collection strategies we have been able to reduce our average days sales outstanding to 33 days in 2003 from an average of 38 days in 2002.

         We have also continued to improve our efficiencies in our manufacturing and distribution operations and have decreased our inventory levels by $48,234 to $212,862 at December 31, 2003 from $261,096 at December 31, 2002. A key performance indicator used to monitor our inventory levels is inventory turnover. As a result of the efficiencies we have instituted in our manufacturing and distribution operations we have been able to increase the average number of times per year that our inventory turns over to 4.0 in 2003 from 3.4 in 2002.

                              RESULTS OF OPERATIONS

         The following table sets forth for the years indicated certain revenue and expense items expressed as a percentage of total net revenue.

                                                                                   PERCENTAGE OF REVENUE
                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                            2003            2002            2001
                                                                           ------          ------          ------
REVENUE:
Product revenue...................................................           80.0%          78.7%            81.1%
Services revenue..................................................           20.0           21.3             18.9
                                                                           ------          ------          ------
                                                                            100.0          100.0            100.0

                                                                                   PERCENTAGE OF REVENUE
                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                            2003            2002            2001
                                                                           ------          ------          ------
COST OF REVENUE:
Product cost of revenue...........................................           41.5           49.5             55.6
Services cost of revenue..........................................           14.4           15.7             14.7
                                                                           ------          ------          ------
                                                                             55.9           65.2             70.3
Gross profit......................................................           44.1           34.8             29.7
                                                                           ------          ------          ------

OPERATING EXPENSES:
Engineering.......................................................           10.2           10.2             10.1
Selling, general and administrative...............................           27.5           24.5             22.1
Stock based compensation expenses/(recovery)......................            1.1           (4.9)            (6.2)
Provision for legal settlements...................................            4.7            7.0             --
Restructuring and impairment charges..............................            0.1            0.2              0.7
Merger integration charges........................................           --             --                0.6
Amortization of goodwill..........................................           --             --                1.0
                                                                           ------          ------          ------
                                                                             43.6           37.0             28.3
                                                                           ------          ------          ------
Earnings/(loss) from operations...................................            0.5           (2.2)             1.4
Impairment of investments.........................................           --             (2.3)            (1.6)
Net other income/(expense)........................................           (0.2)           0.1             (1.0)
                                                                           ------          ------          ------

Earnings/(loss) before income taxes...............................            0.3           (4.4)            (1.2)
Provisions for/(benefit from) income taxes........................            0.1           (1.2)             0.0
                                                                           ------          ------          ------

Net earnings/(loss)...............................................            0.2%          (3.2)%           (1.2)%
                                                                           ======          ======          ======

         The following table summarizes our revenue by geographic region and then by reportable segment and geographic region:

                                                               FOR THE YEARS ENDED DECEMBER 31
                           ------------------------------------------------------------------------------------------------------
                                                     VARIANCE IN  VARIANCE IN                            VARIANCE IN  VARIANCE IN
                               2003         2002         $'S        PERCENT        2002         2001         $'S        PERCENT
                           ------------ ------------ ------------ -----------  ------------ ------------ ------------ -----------
Total Revenues
  The Americas...........  $   979,099  $   934,170  $    44,929       4.8%    $   934,170  $ 1,013,618  $   (79,448)    (7.8)%
  EMEA...................      438,615      382,846       55,769      14.6%        382,846      390,852       (8,006)    (2.0)%
  Asia Pacific...........      112,564       84,601       27,963      33.1%         84,601       82,986        1,615      1.9%
                           -----------  -----------  -----------               -----------  -----------  -----------
   Total Revenues........  $ 1,530,278  $ 1,401,617  $   128,661       9.2%    $ 1,401,617  $ 1,487,456  $   (85,839)    (5.8)%
                           ===========  ===========  ===========               ===========  ===========  ===========

Product Revenues

  The Americas...........  $   777,105  $   728,294  $    48,811       6.7%    $   728,294  $   818,091  $   (89,797)   (11.0)%
  EMEA...................      345,983      300,130       45,853      15.3%        300,130      313,299      (13,169)    (4.2)%
  Asia Pacific...........      100,765       74,646       26,119      35.0%         74,646       74,786         (140)    (0.2)%
                           -----------  -----------  -----------               -----------  -----------  -----------
   Total Product Revenues  $ 1,223,853  $ 1,103,070  $   120,783      10.9%    $ 1,103,070  $ 1,206,176  $  (103,106)    (8.5)%
                           ===========  ===========  ===========               ===========  ===========  ===========

Service Revenues
  The Americas...........  $   201,994  $   205,876  $    (3,882)     (1.9)%   $   205,876  $   195,527  $    10,349      5.3%
  EMEA...................       92,632       82,716        9,916      12.0%         82,716       77,553        5,163      6.7%
  Asia Pacific...........       11,799        9,955        1,844      18.5%          9,955        8,200        1,755     21.4%
                           -----------  -----------  -----------               -----------  -----------  -----------
   Total Service Revenues  $   306,425  $   298,547  $     7,878       2.6%    $   298,547  $   281,280  $    17,267      6.1%
                           ===========  ===========  ===========               ===========  ===========  ===========

FOR THE YEAR ENDED DECEMBER 31, 2003

         Net product revenue for the year ended December 31, 2003 was $1,223,853, an increase of 10.9 percent from $1,103,070 reported in 2002. The increase in net product revenue of $120,783 is primarily due to continued growth in our mobile computing product offerings, our largest product line and represented $52,535 or 43.5 percent of the total product revenue growth. Also contributing to the product revenue growth was growth in automatic data capture and wireless network systems. Net services revenue of $306,425 for the year ended December 31, 2003 increased 2.6 percent from $298,547 reported in 2002 due to stronger period-over-period cash collections.

         Geographically, the Americas revenue for the year ended December 31, 2003 was $979,099, an increase of 4.8 percent from the $934,170 reported in 2002. EMEA revenue of $438,615 increased 14.6 percent for the year ended December 31, 2003 from $382,846 reported in 2002. Asia Pacific revenue increased
33.1 percent for the year ended December 31, 2003 from $84,601 reported in 2002. The Americas, EMEA and Asia Pacific represent approximately 64.0, 28.6 and 7.4 percent of revenue, respectively, for the year ended December 31, 2003.

FOR THE YEAR ENDED DECEMBER 31, 2002

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

         The table below summarizes cost of revenue and gross profit by business segment:

                                                               FOR THE YEARS ENDED DECEMBER 31
                           ------------------------------------------------------------------------------------------------------
                                                                  VARIANCE IN                                         VARIANCE IN
                               2003         2002       VARIANCE     PERCENT        2002         2001       VARIANCE     PERCENT
                           ------------ ------------ ------------ -----------  ------------ ------------ ------------ -----------
Product Revenue..........   $ 1,223,853  $ 1,103,070  $   120,783     10.9%     $ 1,103,070  $ 1,206,176  $  (103,106)     (8.5)%
Product Cost of Revenue..       635,103      693,980      (58,877)    (8.5)%        693,980      826,766     (132,786)    (16.1)%
                            -----------  -----------  -----------               -----------  -----------  -----------
  Product Gross Profit...   $   588,750  $   409,090  $   179,660     43.9%     $   409,090  $   379,410  $    29,680       7.8%
                            ===========  ===========  ===========               ===========  ===========  ===========
Product Cost of Revenue
  as a Percentage of
  Product Revenue........         51.9%        62.9%                                  62.9%        68.5%
Product Gross Profit
  Percentage.............         48.1%        37.1%                                  37.1%        31.5%
Services Revenue.........   $   306,425  $   298,547  $     7,878      2.6%     $   298,547  $   281,280  $    17,267       6.1%
Services Cost of Revenue.       219,926      219,985          (59)      --          219,985      219,310          675       0.3%
                            -----------  -----------  -----------               -----------  -----------  -----------
  Services Gross Profit..   $    86,499  $    78,562  $     7,937     10.1%     $    78,562  $    61,970  $    16,592      26.8%
                            ===========  ===========  ===========               ===========  ===========  ===========
Services Cost of Revenue
  as a Percentage of
  Services Revenue.......         71.8%        73.7%                                  73.7%        78.0%
Services Gross Profit
  Percent................         28.2%        26.3%                                  26.3%        22.0%

FOR THE YEAR ENDED DECEMBER 31, 2003

         Product cost of revenue as a percentage of net product revenue was 51.9 percent for the year ended December 31, 2003 as compared to 62.9 percent in 2002. This decrease is due to an overall shift in product mix to higher margin products, increased manufacturing absorption due to higher sales volumes and increased efficiencies gained in our manufacturing and distribution operations. Contributing to the improved cost structure is the absence of the following 2002 charges: an $11,800 impairment charge related to manufacturing equipment software, a $4,900 provision for a loss contract, severance charges of $4,500 additional warranty costs of $1,900 and other restructuring-related costs of $2,300. Also contributing to the lower costs as a percentage of net product revenue is the sale in the fourth quarter of 2003 of approximately $10,000 of inventory that had previously been reserved for.

         Services cost of revenue as a percentage of net services revenue was
71.8 percent for the year ended December 31, 2003 as compared to 73.7 percent in 2002. The majority of the decrease is due to the efficiencies gained from the consolidation and elimination of repair centers as well as increased revenue due to the timing of cash collections.

FOR THE YEAR ENDED DECEMBER 31, 2002

         Product cost of revenue as a percentage of net product revenue was 62.9 percent for the year ended December 31, 2002 as compared to 68.5 percent in 2001. This decrease is mainly attributed to charges for excess and obsolete inventory of $164,099 in 2001 as compared to $26,339 in 2002, partially offset by several restructuring and impairment related charges aggregating $25,400 in 2002.

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

         Engineering and selling, general and administrative expenses are summarized in the following table:

                                                               FOR THE YEARS ENDED DECEMBER 31
                           ------------------------------------------------------------------------------------------------------
                                                     VARIANCE IN  VARIANCE IN                            VARIANCE IN  VARIANCE IN
                               2003         2002       DOLLARS      PERCENT        2002         2001       DOLLARS      PERCENT
                           ------------ ------------ ------------ -----------  ------------ ------------ ------------ -----------
Engineering..............   $   156,328  $   142,602  $    13,726        9.6%      142,602  $   149,523  $    (6,921)      (4.6)%
  Percent of Net Sales...         10.2%        10.2%                                  10.2%        10.1

Selling, general and
  administrative.........   $   421,132  $   343,971  $    77,161       22.4%      343,971  $   329,044  $    14,927         4.5%
Percent of Net Sales.....         27.5%        24.5%                                  24.5%        22.1

OPERATING EXPENSES - FOR THE YEAR ENDED DECEMBER 31, 2003

         Total operating expenses of $667,728 increased 28.6 percent for the year ended December 31, 2003 from $519,379 in 2002. These increases are largely driven by accounting consequences related to our stock-based compensation plans which resulted in a recovery of $68,084 in 2002 but additional costs of $17,087 for the year ended December 31, 2003. Also contributing to the increased operating expenses are costs associated with our restatement and the ongoing government investigation as further described below.

         Included in total operating expenses, and as more fully described in our Note 15 to the Consolidated Financial Statements are amounts associated with non-cash compensation expenses associated with our stock option plans. Such amounts were expenses of $17,087 and recoveries of $68,084 for the year ended December 31, 2002. As of March 31, 2003, due to the inability of Symbol to make timely filings with the Commission, our stock option plans were held in abeyance, meaning that our employees could not exercise their options until we became current with our filings. As an accommodation to both current and former Symbol associates whose options were impacted by this suspension, the Compensation Committee of the Board approved an abeyance program that allowed associates whose options were affected during the suspension period the right to exercise such options up to 90 days after the end of the suspension period. This resulted in a new measurement date for those options, which led to a non-cash accounting compensation charge for the intrinsic value of those vested options when the employee either terminated employment during the suspension period or within the 90 day period after the end of the suspension period. On February 25, 2004, the date on which we became current with our regulatory filings with the SEC, this suspension period ended. In addition, due to our delinquent filings with the SEC, we incurred non-cash compensation expenses associated with our Employee Stock Purchase Plan ("ESPP") as the ESPP lost its exempt tax status.

         Engineering costs for the year ended December 31, 2003 increased 9.6 percent to $156,328 from $142,602 for 2002. The increase was due to the acquisition of Covigo to expand our software solutions offerings, and continued investment in our product offerings. The increase was consistent with projected and actual revenue growth as engineering spending as a percentage of revenue remained relatively consistent in the 10 percent range. The increased spending was spread across all product lines.

         Selling, general and administrative expenses for the year ended December 31, 2003 increased 22.4 percent to $421,132 from $343,971 for 2002. The increase was attributable to additional professional fees associated with our internal investigation as well as higher variable costs due to a 9.2 percent increase in revenues, partially offset by the absence of a $8,597 pre-tax severance charge recorded in 2002 for our former President and Chief Executive Officer. In early 2002 we initiated a review of certain accounting and financial matters with the assistance of an independent counsel and an outside accounting firm. As a result of this investigation we incurred additional professional fees of $35,900 in 2003 as compared with $9,200 incurred in 2002. The increase was also attributable to severance costs incurred during 2003 aggregating approximately $13,208 primarily for the reorganization and releveling of the international sales organization.

         Excluding the restatement and investigation costs from both 2003 and 2002, the severance costs from 2003 and the executive compensation and benefits charge from 2002, selling, general and administrative expenses for the year ended December 31, 2003 increased 14.1 percent to $372,024 from $326,174 primarily due to higher variable costs associated with the increase in revenues. As a percentage of total revenue, selling, general and administrative expenses, excluding the above mentioned items, increased to 24.3 percent in 2003 as compared to 23.3 percent in 2002.

         As more fully described in Note 14 of the Notes to the Consolidated Financial Statements we continue to negotiate with regard to the investigations and our outstanding class action lawsuits. During the quarter ended March 31, 2003 we recorded a $72,000 loss provision for legal settlements as compared to a charge in the quarter ended December 31, 2002 of $70,000.

         In November 2003, we reached a tentative settlement of certain litigation related to Telxon, one of our wholly owned subsidiaries, enabling us to quantify our likely liability. Reflected in total operating expenses and more fully described in Note 14 of the Notes to the Consolidated Financial Statements is a charge of $28,300 related to these matters, which was recorded in the fourth quarter of 2002.

OPERATING EXPENSES - FOR THE YEAR ENDED DECEMBER 31, 2002

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

         Selling, general and administrative expenses for the year ended December 31, 2002 increased 4.5 percent to $343,971 from $329,044 for 2001. The increase is attributed to the additional professional fees of $9,245 associated with our internal investigation and the severance charge of $8,597 recorded in 2002 for our former President and Chief Executive Officer. Excluding the investigation costs and executive compensation and benefits charge, selling, general and administrative expenses for the year ended December 31, 2002 decreased 0.9 percent to $326,129 from $329,044 for 2001. Higher costs were incurred in 2001 in anticipation of increased sales activity related to our Telxon acquisition in November 2000. As the increased sales activity did not materialize to the extent anticipated, cost reduction programs were initiated in 2002. As a percentage of total net revenue, selling general and administrative expenses excluding the investigation costs and the executive compensation and benefits charge increased to 23.3 percent for the year ended December 31, 2002 from 22.1 percent in 2001.

         As more fully described in Note 14 of the Notes to the Consolidated Financial Statements we continue to negotiate with regard to the investigations and our outstanding class action lawsuits. During the quarter ended December 31, 2002 we recorded a $70,000 loss provision for legal settlements. Also, in November 2003 we reached a tentative settlement of certain litigation related to Telxon, one of our wholly owned subsidiaries, enabling us to quantify our likely liability. Reflected in total operating expenses is a charge of $28,300 related to these matters, which was recorded in the fourth quarter of 2002. No such charges were recorded in 2001.

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

         Subsequent to the initial adoption of SFAS No. 142, we elected to perform our annual goodwill impairment testing on September 30th of each year beginning in 2002. We completed the impairment test as of September 30, 2003 and 2002 using the same methodology as described above. The results indicated no impairment of goodwill related to either of our reporting units at September 30, 2003 and 2002, respectively.

         Adjusted financial information assuming SFAS No. 142 had been adopted as of January 1, 2000 is as follows:

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                      2003              2002               2001
                                                                   ----------        -----------        ----------
Net earnings/(loss), as reported............................       $    3,295        $   (44,915)       $  (17,769)
Goodwill amortization, net of tax...........................               --                 --            14,823
                                                                   ----------        -----------        ----------
Adjusted net (loss)/earnings................................       $    3,295        $   (44,915)       $   (2,946)
                                                                   ==========        ===========        ==========

BASIC LOSS PER SHARE:
Net loss, as reported.......................................       $      0.01       $     (0.20)       $     (0.08)
Goodwill amortization, net of tax...........................               --                 --               0.07
                                                                   ----------        -----------        ----------
Adjusted net (loss)/earnings................................       $      0.01       $     (0.20)       $     (0.01)
                                                                   ===========       ===========        ===========

DILUTED LOSS PER SHARE:
Net loss as-reported........................................       $      0.01       $     (0.20)       $     (0.08)
Goodwill amortization, net of tax...........................               --                 --               0.07
                                                                   ----------        -----------        ----------
Adjusted net (loss)/earnings................................       $      0.01       $     (0.20)       $     (0.01)
                                                                   ===========       ===========        ===========

OTHER (EXPENSE)/INCOME

         Interest expense for the year ended December 31, 2003 decreased to $10,590 or 37.0 percent from $16,801 in 2002 primarily due to reduced debt levels as a result of the repurchase in 2002 of Telxon's remaining convertible debt, net repayments under our revolving credit facility and annual mandatory repayments of other indebtedness, without incurring any new borrowings in 2002 or 2003. Interest expense for the year ended December 31, 2002 decreased to $16,801 or 24.1 percent from $22,145 in 2001 primarily due to reduced debt levels.

         Interest income for the year ended December 31, 2003 increased 27.9 percent to $2,969 from $2,322 for 2002, primarily due to the investments of additional cash from operations into overnight deposits with local banks, primarily in our non-U.S. locations. Interest income for the year ended December 31, 2002 decreased 19.3 percent to $2,322 from $2,876 for 2001 primarily due to lower cash balances available for very short term investments particularly during the first half of 2002.

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

         We evaluated the decline in market value of our investment in Cisco common stock. Based on the then current market conditions, it was determined that an other-than-temporary decline in the market value of this investment had occurred as of September 30, 2001. Our conclusion was based on the fact that Cisco common stock had been trading substantially below our historical cost for eight months as of September 30, 2001, with no clear evidence at the time that its trading price would recover to our historical cost. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," a pre-tax impairment charge of $22,236 was included in impairment of investments as a component of other income/(expense) in the Consolidated Statements of Operations. In addition, we recognized a pretax loss of $1,521 relating to several other investments in marketable securities. We determined that market value declines in these investments to be other than temporary. This loss is included in impairment of investments and is included as a component of other income/(expense) in the Consolidated Statements of Operations.

         In accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the gain or loss on the change in fair value of the portion of our investment in Cisco common stock classified as trading, coupled with the gain or loss of the change in fair value of the embedded derivative, have been recorded as a component of other (expense)/income in each reporting period. The net impact of these fair value adjustments resulted in other (expense)/income of $(1,140) for 2003, $16,275 for 2002, and $4,647 for 2001. On April 1, 2003 we designated a portion of the embedded equity collar as a fair value hedge of our Cisco shares classified as available for sale securities. Since the collar was effective, the change in the fair value of Cisco shares classified as available for sale of $8,379 was recorded as other income.

         Our effective income tax rate was 15.5 percent for 2003. The effective tax rate each year is largely impacted by the ratio of items receiving different treatment for tax and accounting purposes to profit/(loss) before taxes. In 2003, the effective rate was reduced by the impact of research and experimentation credits and export sales benefits partially offset by valuation allowances and nondeductible items. Our effective income tax rate was (27.2) percent for 2002 as the favorable impact of tax credits was more than offset by additional valuation allowances and the unfavorable impact of non-deductible compensation expenses. Our effective income tax rate was 1.2 percent in 2001 as the favorable impact of tax credits was more than offset by state tax provisions and the non tax-deductibility of the amortization of goodwill as well as additional valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES (AMOUNT IN THOUSANDS)

         Currently, our primary source of liquidity is cash flow from operations and the Secured Credit Agreement. Our primary liquidity requirements continue to be for working capital, engineering costs, and financing and investing activities. Cash flows from operations in 2002 and 2003 have been sufficient to meet our liquidity needs and we believe our cash and cash equivalents will be sufficient to meet our projected cash requirements for at least the next 12 months.

         During 2003, we generated positive cash flow from operating activities of $233,765 and experienced an overall increase in cash of $73,896. The positive cash flow provided by operating activities as well as the proceeds from the exercise of stock options, warrants and the employee stock purchase plan were used to repay long-term debt, purchase property, plant and equipment, invest in new companies and other assets, repurchase our common stock, and pay dividends.

         Net cash provided by operating activities for the year ended December 31, 2003 increased to $233,765 a 31.7 percent improvement from the $177,470 reported in 2002. The improvement was primarily attributable to improved gross profit margins as well as continued improvement in managing receivables and inventory. Net cash used in investing activities for the year ended December 31, 2003 was $79,268 a 81.7 percent increase from $43,632 reported in 2002 primarily resulting from increased purchases of property, plant and equipment due to investments made in administrative software and systems to enhance our back office capabilities and improve customer service. Over the next 12-18 months we expect to continue to make investments in property, plant and equipment in the range of $100,000. Cash flow used in financing activities for the year ended December 31, 2003 was $92,338 a 31.4 percent decrease from $134,565 reported in 2002 as a result of lower debt repayments in 2003. During 2002 the Company paid off in full its remaining obligation under its convertible notes and debentures and in 2003 paid off in full its remaining obligations under its revolving credit facility.

         During 2002, we generated positive cash flow from operating activities of $177,470 and experienced an overall increase in cash of $5,756. The positive cash flow provided by operating activities, proceeds from the exercise of stock options, warrants and the employee stock purchase plan, and proceeds from the sale of property, plant and equipment were used to repurchase convertible notes and debentures, repay other long-term debt, purchase property, plant and equipment, invest in new companies and other assets, repurchase our common stock, and pay dividends.

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

         In addition to our Secured Credit Agreement, we have additional uncommitted loan agreements with various overseas banks pursuant to which the banks have agreed to provide lines of credit totaling $55,000 with a range of borrowing rates and varying terms. As of December 31, 2003, we had no loans outstanding under these lines. These agreements continue until such time as either party terminates the agreements.

OTHER LIQUIDITY MEASURES

         Other measures of our liquidity including the following:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------
                                                                              2003            2002           2001
                                                                             --------       --------        --------
Working capital......................................................        $197,808       $216,316        $559,880
  (current assets minus current liabilities)
Current ratio (current assets to current liabilities)................           1.4:1          1.5:1           2.7:1
Long-term debt to capital
  (Convertible subordinated notes and debentures plus long-term debt to convertible subordinated notes and debentures plus long-term debt
  plus equity).......................................................             9.7%          13.3%           23.4%

         Current assets as of December 31, 2003 increased by $43,615 from December 31, 2002, principally due to an increase in cash due to improved cash flows from operations partially offset by a decrease in inventories due to improved inventory management techniques. Current liabilities as of December 31, 2003 increased $62,123 from December 31, 2002 primarily due to an increase in accounts payable and accrued expenses of which $72,000 was an additional liability established in 2003 for settlements of certain shareholder litigation and government investigations. As a result, working capital decreased $18,508 between December 31, 2002 and December 31, 2003. Our current ratio of 1.4:1 at December 31, 2003 decreased from 1.5:1 at December 31, 2002.

         The decline in working capital and the current ratio as of December 31, 2003 as compared to December 31, 2002 continues a trend in the decline of these liquidity measures reported for December 31, 2002 as compared to December 31, 2001. The primary factors contributing to this trend are a decline in inventory balances of $338,165 as of December 31, 2001 due to improved inventory management techniques and a decline in deferred income taxes from $288,402 as of December 31, 2001. Also contributing to the trend in these declining liquidity measures is an increase in accounts payable and accrued expenses from $272,486 as of December 31, 2001 primarily as a result of net liabilities established in both 2002 and 2003 of $98,300 and $72,000, respectively, for various legal settlements. These declines were partially offset by increased cash balances as a result of improved cash flow from operations in both 2002 and 2003.

         Our long-term debt to capital ratio decreased to 9.7 percent at December 31, 2003, from 13.3 percent at December 31, 2002, primarily due to the repayment in full of all outstanding convertible subordinated notes and debentures and a reduction in amounts outstanding under our revolving credit facility and the SAILS exchangeable debt arrangement.

FINANCING ACTIVITIES

         During 2000, we entered into a $50,000 lease receivable securitization agreement. This agreement matured on December 31, 2003, but was renewed for an additional three months without the payment of amounts outstanding at such time. Subsequent to December 31, 2003, we have been unable to securitize additional lease receivables until we provide certain financial information to the financial institution. During the years ended December 31, 2003 and 2002, we securitized approximately $7,275 and $17,219, respectively, of lease receivables which resulted in up front proceeds from new securitizations of $4,400 and $10,000, respectively. Factors that are reasonably likely to affect our ability to continue using these financing arrangements include the ability to generate lease receivables that qualify for securitization and the ability of the financial institution to obtain an investment grade rating from either of the two major credit rating agencies. We do not consider the securitization of lease receivables to be a significant contributing factor to our continued liquidity. See Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.

EXISTING INDEBTEDNESS

         At December 31, 2003 and 2002, long-term debt outstanding, excluding current maturities, was as follows:

                                                                    DECEMBER 31, 2003      DECEMBER 31, 2002
                                                                    -----------------      -----------------
                                                                                 (IN THOUSANDS)
         Revolving credit facility .............................        $   --                  $ 80,000
         Senior notes ..........................................            --                     6,349
         SAILS exchangeable debt ...............................          98,927                  55,194
         Other .................................................             319                     752
                                                                        --------                --------
                                                                          99,246                 142,295
         Less: current maturities ..............................             234                   6,681
                                                                        --------                --------
         Long-term debt ........................................        $ 99,012                $135,614
                                                                        ========                ========

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

         In January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. The 4,160 shares of Cisco common stock had a market value of $54,496 at December 31, 2002 and $100,797 at December 31, 2003. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in Investment in Marketable Securities in the Consolidated Balance Sheets. This debt has a seven-year maturity and pays interest at a cash coupon rate of 3.625 percent.

         At maturity, the SAILS will be exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar arrangement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under our revolving credit facility. The SAILS contain an embedded equity collar, which effectively hedges a large portion of exposure to fluctuations in the fair value of our holdings in Cisco common stock. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS No. 133, ("SFAS 133"). The gain or loss on changes in the fair value of the derivative is recognized through earnings in the period of change together with the offsetting gain or loss on the Cisco shares classified as trading securities. As a result of the April 1, 2003 designation of a portion of the embedded equity collar as a fair value hedge of our Cisco common stock classified as available for sale securities, changes in the fair value of those securities between accounting periods are recorded in other income/(expense) to the extent the embedded collar is effective.

         The derivative has been combined with the debt instrument in long-term debt in the Consolidated Balance Sheets and presented on a net basis as permitted under FIN No. 39, "Offsetting of Amounts Related to Certain Contracts," as there exists a legal right of offset. The SAILS liability, net of the derivative asset, represents $98,927 at December 31, 2003.

         The remaining portion of long-term debt outstanding relates to capital lease obligations and various other loans maturing through 2007.

CONTRACTUAL CASH OBLIGATIONS

         The following is a summary of the contractual commitments associated with our debt and lease obligations as of December 31, 2003.

                                                                YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------------------------
                                     TOTAL      2004      2005       2006       2007       2008        THEREAFTER
                                   ---------  --------  ---------  ---------  ---------  ---------     -----------
Long-term debt.................    $  98,946  $     --  $       8  $       6  $       5  $  98,927       $    --
Capital lease commitments......          300       234         66         --         --                       --
Operating lease commitments....      106,015    20,774     18,050     15,436     13,307     11,317        27,131
                                   ---------  --------  ---------  ---------  ---------  ---------       -------
Total..........................    $ 205,261  $ 21,008  $  18,124  $  15,442  $  13,312  $ 110,244       $27,131
                                   =========  ========  =========  =========  =========  =========       =======

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

         On an on-going basis, we evaluate our estimates and judgments, including those related to product return reserves, allowance for doubtful accounts legal contingencies, inventory valuation, warranty reserves, useful lives of long-lived assets, derivative instrument valuations and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of the Notes to the Consolidated Financial Statements "Summary of Significant Accounting Policies" summarizes each of our significant accounting policies. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

         We record accounts receivable, net of an allowance for doubtful accounts. Throughout the year, we estimate our ability to collect outstanding receivables and establish an allowance for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions for key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts receivable that we believe are uncollectible. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts receivable. We believe that analysis of historical trends and current knowledge of potential collection problems provides us significant information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates, which could have an adverse effect on our financial condition and results of operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or annual reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The Company does not hold any significant interests in VIE's that would require consolidation or additional disclosures.

         In November 2003, the EITF reached partial consensus on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on the new requirements for other-than-temporary impairment and its application to debt and marketable equity investments that are accounted for under SFAS No. 115. The new requirements on disclosures are effective for fiscal years ending after December 15, 2003. The implementation of EITF 03-1 did not have a material impact on our consolidated financial statements.

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

         We enter into forward foreign exchange contracts and foreign currency loans principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During 2003, the principal transactions hedged were short-term intercompany sales. The periods of the forward foreign exchange contracts and foreign currency loans correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and foreign currency loans and the offsetting losses and gains on hedged transactions are reflected as a component of operating results in our Consolidated Statements of Operations.

         A large percentage of our sales are transacted in local currencies. As a result, our international operating results are subject to foreign exchange rate fluctuations. As of December 31, 2003, a five percent strengthening of the U.S. dollar against every applicable foreign currency would have had a $24,500 negative impact on our revenues for the year ended December 31, 2003. While a five percent weakening of the U.S. dollar against every applicable foreign currency would have had a $27,100 positive impact on our revenues We did not use foreign exchange contracts to hedge expected revenues for the year ended December 31, 2003. However, we acquire a portion of our raw materials using local currencies. The strengthening or weakening of the U.S. dollar against local currency would act as a partial offset to the impact on revenues.

         We manufacture a significant portion of our products at our Mexico facility and we generally invoice our international subsidiaries in their local currency for finished and semi-finished goods. As a result, our annual U.S. dollar cash flow is subject to foreign exchange rate fluctuations. As of December 31, 2003, a five percent strengthening of the U.S. dollar against every applicable currency would have had a $13,700 negative impact on the value of the realized cash remittances from our subsidiaries during the year ended December 31, 2003. While a five percent weakening of the U.S. dollar against every applicable currency would have had a $15,100 positive impact on the value of the realized cash remittances from our subsidiaries. We routinely use foreign exchange contracts to hedge cash flows that are either firm commitments or those which may be forecasted to occur.

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

         Substantially all of our debt outstanding at December 31, 2003 is U.S. dollar denominated at fixed rates of interest. During 2003, we did not use interest rate derivatives to protect our exposure to interest rate market movements.

         We currently hold an investment in Cisco common stock, which is accounted for in accordance with SFAS No. 115. At December 31, 2003, approximately 3,411.2 shares are classified as trading and 748.8 shares are classified as available for sale securities. They are carried at fair market value based on their quoted market price. As such, we have exposure to market risk related to the fluctuation of Cisco's stock price. However, the change in fair value of the Cisco stock price is mitigated by the change in fair value of the embedded equity collar contained in the SAILS arrangement. As of December 31, 2003, a 10 percent increase (decrease) in the risk free interest rate used to value the option would have a (negative) positive earnings impact of approximately $1,818, while a 10 percent increase (decrease) in the assumed volatility used to value the option would have a positive (negative) earnings impact of approximately $700.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information in response to this Item 8 is included in the Consolidated Financial Statements and notes thereto, and related Independent Auditors' Report, beginning on page F-1.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         Symbol is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty to identify unlikely future events, and the difficulty to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to management in a timely manner.

         During 2002 and 2003, we learned of certain deficiencies in our internal controls that existed in 2002 and prior years. These deficiencies are summarized as follows:

         o    decentralized accounting structure for operations in the United
              States;

         o    inadequate hiring of qualified and experienced personnel;

         o    inadequate training and supervision of personnel;

         o    inadequate systems and systems interfaces;

         o errors and irregularities related to the timing and amount of revenue recognized;

         o errors and irregularities in the timing and recording of certain reserves.

We have taken measures to improve the effectiveness of our internal controls and we believe these efforts address the matters described above. Certain measures we have taken through December 31, 2003 include, but are not limited to, the following:

         o centralized our United States regional finance organizations, with direct reporting responsibilities to the Chief Financial Officer;

         o hired additional qualified and experienced personnel, specifically in finance, including a business controller;

         o    established training plans for personnel;


         o restructured our finance organization to ensure adequate supervision of personnel;

         o implemented formal review processes of transactions where there still exists manual intervention;

         o approved and are implementing a software and systems upgrade that will improve the integration of our sales finance departments.

However, as of December 31, 2003, there are still several deficiencies in our internal controls relating to the adequacy and timelines of account reconciliations, formalized worldwide policies and procedures, and the amount of manual journal entries required to record transactions. In addition, we have identified a material weakness related to the manner in which we process transactions to record our revenue. Our current processes and procedures to record revenue transactions require substantial manual intervention and are reliant on several departments in our sales and finance organization.

         Management has and is continuing to address this weakness as follows:

         o Centralized the responsibility for ensuring the accuracy and completeness of reporting revenue with a Revenue Controller who reports directly to the Chief Accounting Officer;

         o Investing in software and hardware systems upgrades that will improve the integration of our sales, finance and accounting departments, and improve the accuracy of our revenue reporting.

         As required by Rule 13a-15(b) of the Exchange Act, Symbol has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. Based upon the evaluation, Symbol's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, as of December 31, 2003, Symbol's disclosure controls and procedures were effective, except as described above, at the reasonable assurance level to ensure that information required to be disclosed in Symbol's reports filed or submitted under the Exchange Act was accumulated and communicated to Symbol's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         It will take some time before we have in place the rigorous disclosure controls and procedures, including internal controls and procedures, that our Board of Directors and senior management are striving for. As a result of our efforts, however, we believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Annual Report on Form 10-K contains the information required to be included in accordance with the Exchange Act.

         During the fourth quarter 2003, we continued to make improvements in our financial reporting by continuing to hire qualified personnel and refine our formal review processes of manual transactions. We will continue to assess our internal controls and procedures and will take any further actions that we deem necessary.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding Directors and Executive Officers appearing under the headings "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our 2004 Proxy Statement is incorporated by reference in this section. The information under the heading "Executive Officers of the Registrant" in Item 4A of this Form 10-K is also incorporated by reference in this section.

ITEM 11. EXECUTIVE COMPENSATION

         The information appearing under the headings "Executive Compensation," "Option Grants in Last Fiscal Year," "Option Exercises and Fiscal Year-End Values," "Employment Agreements," "Option Plans," "401(k) Plan,"

"Executive Retirement Plan," "Equity Compensation Plan Information," and "Compensation Committee Interlocks and Insider Participation" of the 2004 Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information appearing in our 2004 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing in our 2004 Proxy Statement under the heading "Certain Relationships and Related Transactions" is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information appearing in our 2004 Proxy Statement under the headings "Report of the Audit Committee of the Board of Directors," "Fees to Independent Auditors for Fiscal 2003 and 2002" and "Appointment of Certified Public Accountants" is incorporated by reference.

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

10.8 1990 Non-Executive Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 of Symbol's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"))

10.9 2001 Non-Executive Stock Option Plan, as amended and restated. (Incorporated by reference to Exhibit 10.9 on Form 10-K/A for the year ended December 31, 2002)

10.10 Telxon Corporation 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.9 of Symbol's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K"))

10.11 Telxon Corporation 1990 Non-Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.10 of the 2002 Form 10-K)

10.12    2001 Non-Executive Stock Option Plan. (Incorporated by reference to
         Exhibit 10.8 of Symbol's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"))

10.13 Employment Agreement by and between Symbol and Jerome Swartz, dated as of July 1, 2000. (Incorporated by reference to Exhibit 10.9 to the 2000 Form 10-K)

10.14 Separation, Release and Employment Agreement by and between Symbol and Jerome Swartz, dated as of July 7, 2003. (Incorporated by reference to Exhibit 10.13 of the 2002 Form 10-K)

10.15 Employment Agreement by and between Symbol and Leonard R. Goldner, dated as of December 15, 2000. (Incorporated by reference to Exhibit
         10.10 to the 2000 Form 10-K)

10.16 Without Prejudice Resignation Agreement by and between Symbol and Leonard Goldner, dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.15 to the 2002 10-K)

10.17 Employment Agreement by and between Symbol and William R. Nuti, dated as of July 15, 2002. (Incorporated herein by reference to Exhibit 10.1 to Symbol's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.18 Employment Agreement by and between Symbol and Richard Bravman, dated as of August 1, 2002. (Incorporated herein by reference to Exhibit 10.1 to Symbol's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.19* Letter Agreement by and between Symbol and Richard Bravman, dated as of March 1, 2004.

10.20 Employment Agreement by and between Symbol and Tomo Razmilovic, dated as of February 14, 2002. (Incorporated by reference to Exhibit 10.12 to the 2001 Form 10-K)

10.21 Separation, Release and Non-Disclosure Agreement between Symbol and Tomo Razmilovic, dated as of February 14, 2002. (Incorporated by reference to Exhibit 10.13 to the 2001 Form 10-K)

10.22 Tolling Agreement by and between Symbol and Tomo Razmilovic, dated as of May 6, 2003. (Incorporated by reference to Exhibit 10.20 to the 2002 Form 10-K)

10.23 Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.24 2002 Executive Stock Ownership and Option Retention Program, dated as of December 16, 2002. (Incorporated by reference to Exhibit 10.22 of the 2002 Form 10-K)

10.25 Summary of Symbol Technologies, Inc. Executive Bonus Plan. (Incorporated by reference to Exhibit 10.13 of the 1999 Form 10-K)

10.26 Credit Agreement, dated as of November 17, 2003, among Symbol Technologies, Inc., the lending institutions identified in the Credit Agreement and Fleet National Bank, as administrative agent. (Incorporated by reference to Exhibit 10.33 of the 2002 Form 10-K)

10.27 Guaranty Agreement, dated as of November 17, 2003, among Telxon Corporation and @pos.com, Inc. in favor of, and for the benefit of, the lending institutions identified in the Credit Agreement, dated as of November 17, 2003, and Fleet National Bank, as administrative agent. (Incorporated by reference to Exhibit 10.34 of the 2002 Form 10-K)

21*      Subsidiaries.

23*      Consent of Deloitte & Touche LLP.

31.1* Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------

*  Filed herewith.

    (b)   Reports on Form 8-K
          -------------------

The following Reports on Form 8-K were filed during the quarter ended December 31, 2003:

Date Filed             Item No(s).     Description
----------             -----------     ------------
October 14, 2003       5               Filing of a press release updating the
                                       status of the litigation between Symbol's wholly owned subsidiary, Telxon
                                       Corporation, and Smart Media.

October 15, 2003       5               Amendment to October 14, 2003 filing.

(8-K/A)

October 16, 2003       7 and 12        Filing of a press release, webcast
                                       presentation and teleconference
                                       transcript disclosing unaudited results
                                       for the first and second quarter of
                                       fiscal year 2003 as well as the impact of the pending restatement on previously reported financial results for fiscal years 1998 through 2002.

November 4, 2003       7 and 12        Filing of a press release reporting
                                       unaudited results for the third quarter
                                       of fiscal year 2003.

December 30, 2003      5, 7 and 12     Filing of a press release regarding the
                                       resignation of Symbol's Chief Executive
                                       Officer and Acting Chairman of the Board of Directors, the appointments of (i)
                                       President and COO William Nuti as Chief
                                       Executive Officer and member of the Board of Directors and (ii) lead independent director Salvatore Iannuzzi as non-executive Chairman of the Board of Directors, and other matters related to the restatement and the filing of Symbol's annual report on Form 10-K for the fiscal year ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SYMBOL TECHNOLOGIES, INC.
                                       (Registrant)


                                       By: /s/ William R. Nuti
                                           -------------------------------------
                                           William R. Nuti
                                           Chief Executive Officer, President,
                                           Chief Operating Officer and Director

         Dated: March 12, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                                 DATE
--------------------------------  --------------------------------------------------    -----------------------
/s/ George Bugliarello            Director                                              March 12, 2004
--------------------------------
George Bugliarello

/s/ Robert J. Chrenc              Director                                              March 12, 2004
--------------------------------
Robert J. Chrenc

/s/ Leo A. Guthart                Director                                              March 12, 2004
--------------------------------
Leo A. Guthart

/s/ Salvatore Iannuzzi            Director, Chairman of the Board of Directors          March 12, 2004
--------------------------------
Salvatore Iannuzzi

                                  Director
--------------------------------
Edward Kozel

/s/ Harvey P. Mallement           Director                                              March 12, 2004
--------------------------------
Harvey P. Mallement

/s/ Raymond R. Martino            Director                                              March 12, 2004
--------------------------------
Raymond R. Martino

/s/ William R. Nuti               Chief Executive Officer, President, Chief Operating   March 12, 2004
--------------------------------  Officer and Director (principal executive officer)
William R. Nuti

                                  Director
--------------------------------
George Samenuk

/s/ James Simons                  Director                                              March 12, 2004
--------------------------------
James Simons

SIGNATURE                         TITLE                                                 DATE
--------------------------------  --------------------------------------------------    -----------------------
/s/ Melvin A. Yellin              Director                                              March 12, 2004
--------------------------------
Melvin A. Yellin

/s/ Mark T. Greenquist            Senior Vice President Finance-Chief Financial         March 12, 2004
--------------------------------  Officer (principal financial officer)
Mark T. Greenquist


/s/  James M. Conboy              Vice President-Controller and Chief Accounting        March 12, 2004
--------------------------------  Officer (principal accounting officer)
James M. Conboy

                            SYMBOL TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                                 --------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                 COMPRISING ITEM 8 AND SCHEDULE II LISTED IN THE

                 INDEX AT ITEM 15 OF ANNUAL REPORT ON FORM 10-K

                      TO SECURITIES AND EXCHANGE COMMISSION

                      AS OF DECEMBER 31, 2003 AND 2002 AND

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS AND
 FINANCIAL STATEMENT SCHEDULES AS OF DECEMBER 31, 2003 AND 2002 AND FOR EACH OF
             THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003

                                    I N D E X

                                                                                  PAGE
                                                                                  ----
Independent auditors' report                                                       F-1

Consolidated financial statements:

                  Balance sheets                                                   F-2

                  Statements of operations                                         F-3

                  Statements of stockholders' equity                               F-4

                  Statements of cash flows                                         F-6

                  Notes to consolidated financial statements (1-19)                F-7

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

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SYMBOL TECHNOLOGIES, INC. HOLTSVILLE, NEW YORK

         We have audited the accompanying consolidated balance sheets of Symbol Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symbol Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         As discussed in Note 6 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.


/s/ DELOITTE & TOUCHE LLP
New York, New York
March 12, 2004

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                                             DECEMBER 31,        DECEMBER 31,
ASSETS                                                                                           2003                2002
------                                                                                       ------------        ------------
CURRENT ASSETS:
Cash and cash equivalents ...........................................................        $   150,017         $    76,121
Accounts receivable, less allowance for doubtful accounts of $13,946 and $34,272
  respectively ......................................................................            152,377             151,417
Inventories .........................................................................            212,862             261,096
Deferred income taxes ...............................................................            182,571             167,489
Prepaid and refundable income taxes .................................................               --                 1,360
Other current assets ................................................................             36,204              32,933
                                                                                             -----------         -----------

  Total current assets ..............................................................            734,031             690,416

Property, plant and equipment, net ..................................................            210,888             208,209
Deferred income taxes ...............................................................            228,470             222,475
Investments in marketable securities ................................................            102,136              54,939
Goodwill, net .......................................................................            302,467             301,023
Intangible assets, net ..............................................................             33,729              37,125
Other assets ........................................................................             34,797              58,008
                                                                                             -----------         -----------

   Total assets .....................................................................        $ 1,646,518         $ 1,572,195
                                                                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses ...............................................        $   490,666         $   427,568
Current portion of long-term debt ...................................................                234               6,681
Deferred revenue ....................................................................             34,615              32,903
Income taxes payable ................................................................              5,468                --
Accrued restructuring expenses ......................................................              5,240               6,948
                                                                                             -----------         -----------

   Total current liabilities ........................................................            536,223             474,100

Long-term debt, less current maturities .............................................             99,012             135,614
Deferred revenue ....................................................................             19,729              15,821
Other liabilities ...................................................................             70,956              58,921

Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 10,000 shares, none issued or
  outstanding .......................................................................               --                  --
Series A Junior Participating preferred stock, par value $1.00, authorized 500
  shares, none issued or outstanding ................................................               --                  --
Common stock, par value $0.01; authorized 600,000 shares; issued 256,897 shares
  and 256,589 shares, respectively ..................................................              2,569               2,566
Additional paid-in capital ..........................................................          1,342,229           1,323,085
Accumulated other comprehensive earnings/(loss), net ................................              4,498             (13,096)
Accumulated deficit .................................................................           (189,669)           (188,340)
                                                                                             -----------         -----------

                                                                                               1,159,627           1,124,215
LESS:
Treasury stock at cost, 26,130 shares and 25,962 shares, respectively ...............           (239,029)           (236,476)
                                                                                             -----------         -----------

   Total stockholders' equity .......................................................            920,598             887,739
                                                                                             -----------         -----------

     Total liabilities and stockholders' equity .....................................        $ 1,646,518         $ 1,572,195
                                                                                             ===========         ===========

                 See notes to Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                                 2003               2002                 2001
                                                             -----------         -----------         -----------
REVENUE:
Product .............................................        $ 1,223,853         $ 1,103,070         $ 1,206,176
Services ............................................            306,425             298,547             281,280
                                                             -----------         -----------         -----------
                                                               1,530,278           1,401,617           1,487,456
COST OF REVENUE:
Product cost of revenue .............................            635,103             693,980             826,766
Services cost of revenue ............................            219,926             219,985             219,310
                                                             -----------         -----------         -----------
                                                                 855,029             913,965           1,046,076
                                                             -----------         -----------         -----------
Gross profit ........................................            675,249             487,652             441,380
                                                             -----------         -----------         -----------
OPERATING EXPENSES:
Engineering .........................................            156,328             142,602             149,523
Selling, general and administrative .................            421,132             343,971             329,044
Stock based compensation expense/(recovery) .........             17,087             (68,084)            (92,760)
Loss provision for legal settlements ................             72,000              98,300                --
Restructuring and impairment charges ................              1,181               2,590              10,218
Merger integration charges ..........................               --                  --                 9,238
Amortization of goodwill ............................               --                  --                14,823
                                                             -----------         -----------         -----------
                                                                 667,728             519,379             420,086
                                                             -----------         -----------         -----------
Earnings/(loss) from operations .....................              7,521             (31,727)             21,294
                                                             -----------         -----------         -----------
OTHER (EXPENSE)/INCOME:
Interest income .....................................              2,969               2,322               2,876
Interest expense ....................................            (10,590)            (16,801)            (22,145)
Impairment of investments ...........................             (3,550)            (32,200)            (23,757)
Other income, net ...................................              7,551              16,676               4,177
                                                             -----------         -----------         -----------
                                                                  (3,620)            (30,003)            (38,849)
                                                             -----------         -----------         -----------
Earnings/(loss) before income taxes .................              3,901             (61,730)            (17,555)

Provision for/(benefit from) income taxes ...........                606             (16,815)                214
                                                             -----------         -----------         -----------
Net earnings/(loss) .................................        $     3,295         $   (44,915)        $   (17,769)
                                                             ===========         ===========         ===========
EARNINGS/(LOSS) PER SHARE:
Basic and diluted ...................................        $      0.01         $     (0.20)        $     (0.08)
                                                             ===========         ===========         ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
Basic ...............................................            230,710             229,593             227,173
                                                             ===========         ===========         ===========
Diluted .............................................            236,449             229,593             227,173
                                                             ===========         ===========         ===========

                 See notes to Consolidated Financial Statements

 NY\857228.24
                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003
                  (Amounts in thousands, except per share data)



                                  COMMON STOCK $0.01 PAR VALUE     ADDITIONAL                        RETAINED
                                  ----------------------------       PAID-IN        DEFERRED        EARNINGS/       TREASURY
                                  SHARES ISSUED       AMOUNT         CAPITAL      COMPENSATION      (DEFICIT)         STOCK
                                  -------------       -------      ----------     ------------      ----------      ----------
BALANCE, JANUARY 1, 2001....         247,295           $2,473      $1,408,760        $(1,461)       $(117,261)      $(188,782)
Comprehensive loss:
Net loss....................              --               --              --             --          (17,769)             --
Translation adjustments, net
  of tax....................              --               --              --             --               --              --
Unrealized losses on
  available for sale
  securities, net of tax....              --               --              --             --               --
Minimum pension liability
  adjustment, net of tax....              --               --              --             --               --              --
  Total comprehensive loss..              --               --              --             --               --              --
Exercise of stock options...           6,018               60          57,432             --               --              --
Stock based compensation
  expense/ (recovery) under
  variable plan accounting..              --               --         (92,760)            --               --              --
Compensation expense on
  remeasured unvested stock
  options...................              --               --              --          1,461               --              --
Purchase of treasury shares.              --               --              --             --               --         (41,275)
Re-issuance of treasury
  shares....................              --               --              --             --               --           7,953
Dividends paid..............              --               --              --             --           (3,797)
                                     -------        ---------       ----------     -----------      ---------       ---------
BALANCE, DECEMBER 31, 2001..         253,313           $2,533      $1,373,432             --        $(138,827)      $(222,104)



                                                      ACCUMULATED
                                                         OTHER
                                   COMPREHENSIVE     COMPREHENSIVE
                                  EARNINGS (LOSS)   EARNINGS (LOSS)       TOTAL
                                  ---------------   ---------------    -----------
BALANCE, JANUARY 1, 2001....                           $(11,142)       $1,092,587
Comprehensive loss:
Net loss....................        $   (17,769)             --           (17,769)
Translation adjustments, net
  of tax....................             (6,409)         (6,409)           (6,409)
Unrealized losses on
  available for sale
  securities, net of tax....              1,417           1,417             1,417
Minimum pension liability
  adjustment, net of tax....                215             215               215
                                    -----------
  Total comprehensive loss..        $   (22,546)             --                --
                                    ===========
Exercise of stock options...                                 --            57,492
Stock based compensation
  expense/ (recovery) under
  variable plan accounting..                                 --           (92,760)
Compensation expense on
  remeasured unvested stock
  options...................                                 --             1,461
Purchase of treasury shares.                                 --           (41,275)
Re-issuance of treasury
  shares....................                                 --             7,953
Dividends paid..............                                 --            (3,797)
                                                       ---------         ---------
BALANCE, DECEMBER 31, 2001..                           $(15,919)         $999,115



                 See notes to Consolidated Financial Statements

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003
                  (Amounts in thousands, except per share data)



                                  COMMON STOCK $0.01 PAR VALUE     ADDITIONAL      RETAINED
                                  ----------------------------       PAID-IN      EARNINGS/       TREASURY
                                  SHARES ISSUED       AMOUNT         CAPITAL      (DEFICIT)         STOCK
                                  -------------       -------      ----------     ----------      ----------
Comprehensive loss:
Net loss....................              --             $ --           $  --       $(44,915)      $     --
Translation adjustments, net
  of tax....................              --               --              --            --
Unrealized gains on
  available for sale
  securities, net of tax....              --               --              --            --

  Total comprehensive loss..              --               --              --            --              --

Exercise of stock options...           3,099               31          17,579            --              --
Exercise of warrants........             177                2             912            --              --
Stock based compensation
  expense/ (recovery) under
  variable plan accounting..              --               --         (68,084)           --              --
Purchase of treasury shares.              --               --              --            --         (26,092)
Re-issuance of treasury
  shares....................              --               --            (754)           --          11,720
Dividends paid..............              --               --              --         (4,598)            --
                                     -------        ---------       ----------     ---------      ---------
BALANCE, DECEMBER 31, 2002..         256,589            2,566       1,323,085       (188,340)      (236,476)
Comprehensive earnings:
Net earnings................              --               --              --          3,295             --
Translation adjustments, net              --
  of tax....................                               --              --            --              --
Unrealized gains on                       --
  available for sale
  securities, net of tax....                               --              --            --              --

  Total comprehensive                     --
  earnings..................                               --              --            --              --

Stock option abeyance.......              --               --          10,539            --              --
Exercise of stock options...             308                3           2,119            --              --
ESPP differential...........              --               --           6,137            --              --
Stock based compensation
  expense...................              --               --             349            --              --
Purchase of treasury shares.              --               --              --            --          (2,553)
Dividends paid..............              --               --              --         (4,624)            --
                                     -------        ---------       ----------     ---------      ---------
BALANCE, DECEMBER 31, 2003           256,897        $   2,569      $1,342,229      $(189,669)     $(239,029)
                                     =======        =========       ==========     =========      =========



                                                      ACCUMULATED
                                                         OTHER
                                   COMPREHENSIVE     COMPREHENSIVE
                                  EARNINGS (LOSS)   EARNINGS (LOSS)       TOTAL
                                  ---------------   ---------------    -----------
Comprehensive loss:
Net loss....................        $   (44,915)      $      --          $(44,915)
Translation adjustments, net
  of tax....................              6,663           6,663             6,663
Unrealized gains on
  available for sale
  securities, net of tax....             (3,840)         (3,840)           (3,840)
                                    -----------
  Total comprehensive loss..        $   (42,092)             --                --
                                    ===========
Exercise of stock options...                                 --            17,610
Exercise of warrants........                                 --               914
Stock based compensation
  expense/ (recovery) under
  variable plan accounting..                                 --           (68,084)
Purchase of treasury shares.                                 --           (26,092)
Re-issuance of treasury
  shares....................                                 --            10,966
Dividends paid..............                                 --            (4,598)
                                                      ---------         ---------
BALANCE, DECEMBER 31, 2002..                            (13,096)          887,739
Comprehensive earnings:
Net earnings................              3,295              --             3,295
Translation adjustments, net
  of tax....................             17,009          17,009            17,009
Unrealized gains on
  available for sale
  securities, net of tax....                585             585               585
                                    -----------
  Total comprehensive
  earnings..................        $    20,889              --                --
                                    ===========
Stock option abeyance.......                                 --            10,539
Exercise of stock options...                                 --             2,122
ESPP differential...........                                 --             6,137
Stock based compensation
  expense...................                                 --               349
Purchase of treasury shares.                                 --            (2,553)
Dividends paid..............                                 --            (4,624)
                                                      ---------         ---------
BALANCE, DECEMBER 31, 2003                            $   4,498         $ 920,598
                                                      =========         =========

                 See notes to Consolidated Financial Statements

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                  2003                2002                2001
                                                               -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings/(loss)....................................        $     3,295         $   (44,915)        $   (17,769)
ADJUSTMENTS TO RECONCILE NET EARNINGS/ (LOSS) TO NET CASH
  PROVIDED BY / (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and
  equipment............................................             52,949              56,460              61,376
Other amortization.....................................             15,838              12,877              29,215
Provision for losses on accounts receivable............              7,564              15,975               6,936
Provision for inventory writedown......................             20,132              26,339             164,099
Provision for legal settlements........................             72,000              98,300                  --
Non cash restructuring, asset impairment and other charges           4,433              46,774              35,756
Non cash stock based compensation expense/(recovery)...             17,087             (65,092)            (91,299)
Loss on sale of property, plant and equipment..........              2,751               3,031               2,895
Unrealized holding (gain)/loss on marketable securities...         (46,549)             17,090              98,862
Increase/(decrease) in fair value of derivative........             39,311             (37,787)            (90,063)
Deferred income taxes (benefit) provision..............             (6,232)            (22,964)             18,370
Tax benefit on exercise of stock options and warrants..                439                 139              20,454
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF
  EFFECTS OF ACQUISITIONS AND DIVESTITURES:
Accounts receivable....................................              3,588             (25,572)             18,718
Inventories............................................             33,522              51,320            (126,444)
Other assets...........................................             (1,239)              5,835             (43,097)
Net proceeds (payments) from lease securitizations.....              9,395              (3,930)              8,516
Accounts payable and accrued expenses..................             (7,447)             54,471            (106,632)
Accrued restructuring expenses.........................             (1,708)             (6,692)            (37,885)
Other liabilities and deferred revenue.................             14,636              (4,189)              5,577
                                                               -----------         -----------         -----------
  Net cash provided by/(used in) operating activities..            233,765             177,470             (42,415)
                                                               -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of companies purchased, net of cash acquired......            (14,993)            (10,796)             (2,872)
Proceeds from termination of collar arrangement........                 --                  --              88,046
Proceeds from sale of property, plant and equipment....              1,381               4,243               1,463
Purchases of property, plant and equipment.............            (60,573)            (34,703)            (99,489)
Investments in intangible and other assets.............             (5,083)             (2,376)             (7,995)
                                                               -----------         -----------         -----------
  Net cash used in investing activities................            (79,268)            (43,632)            (20,847)
                                                               -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and long-term debt              --                  --             169,949
Repayment of notes payable and long-term debt..........            (86,782)            (51,837)            (85,747)
Repurchase of convertible notes and debentures.........                 --             (84,432)            (20,665)
Proceeds from exercise of stock options, warrants and
  employee stock purchase plan.........................              4,178              15,074              38,142
Purchase of treasury shares............................             (5,110)             (8,772)            (15,421)
Dividends paid.........................................             (4,624)             (4,598)             (3,797)
                                                               -----------         -----------         -----------
  Net cash (used in)/provided by financing activities..            (92,338)           (134,565)             82,461
                                                               -----------         -----------         -----------
Effects of exchange rate changes on cash...............             11,737               6,483              (1,458)
                                                               -----------         -----------         -----------
Net increase in cash and cash equivalents..............             73,896               5,756              17,741
Cash and cash equivalents, beginning of year...........             76,121              70,365              52,624
                                                               -----------         -----------         -----------
  Cash and cash equivalents, end of year...............        $   150,017         $    76,121         $    70,365
                                                               ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID (RECEIVED) DURING THE YEAR FOR:
Interest...............................................        $    11,132         $    15,598         $    18,748
Income taxes...........................................              4,698             (11,513)              2,662

                 See notes to Consolidated Financial Statements

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002
            AND FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

b. Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less and consist primarily of money market funds and time deposits at December 31, 2003 and 2002. Such investments are stated at cost, which approximates market value and were $63,021 and $19,249 in 2003 and 2002, respectively. These investments are not subject to significant market risk.

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

e. Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization is provided on a straight-line basis over the following estimated useful lives:

Buildings and improvements....................................  15 to 40 years
Machinery and equipment.......................................    3 to 7 years
Furniture, fixtures and office equipment......................   3 to 10 years
Computer hardware and software................................    3 to 7 years
Leasehold improvements (limited to terms of the leases).......   2 to 10 years

f. Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite life intangible assets acquired in a business combination will no longer be amortized but rather be subject to an assessment for impairment at least annually using a prescribed fair-value-based test. We, therefore, stopped amortizing goodwill and adopted the provisions of this Statement effective January 1, 2002. We performed an impairment analysis in 2003 and 2002, as required by SFAS No. 142, and concluded that the carrying amount of goodwill was not impaired (see Note 6).

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

g. Research and Development including Software Development Costs

Research and development costs are charged to expense as incurred and are included as a component of engineering costs. Such costs, including charges for overhead, were $108,800, $72,845, and $93,682 for the years ended December 31, 2003, 2002 and 2001, respectively. Software development costs are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed." To date, no software development costs have been capitalized, as such costs have not been significant and we believe our current process for developing this software is essentially completed concurrently with the establishment of technological feasibility.

h. Investments
Marketable Securities

All marketable equity securities are classified as either "available-for-sale" or "trading" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses, net of tax, related to available-for-sale securities are included in accumulated other comprehensive earnings or loss within stockholders' equity. Unrealized gains and losses on trading securities, realized gains and losses on trading and available for sale securities and unrealized other than temporary losses on available for sale securities are reflected in other income in the Consolidated Statements of Operations. We evaluate the carrying value of our investments in marketable equity securities considered available-for-sale as required under the provisions of SFAS No. 115.

Non-marketable Securities

We account for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company's proportionate share of income or losses and distributions. The Company records its share of the investees' earnings or losses in other income (expense) in the Consolidated Statement of Operations. Additional investments by other parties in the investee will result in a reduction in the Company's ownership interest, and the resulting gain or loss will be recorded in other income (expense) in the consolidated statement of operations. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for the other-than-temporary declines in fair value or additional investments.

i. Long-Lived Assets

We review our long-lived assets, other than intangible assets with indefinite lives and goodwill, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. We determined recoverability of the assets by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset was expected to generate. If such cash flows do not equal or exceed the carrying value, we will recognize an impairment equal to the amount by which the carrying amount exceeded the discounted value of expected cash flows (fair value) of the asset.

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

l. Guarantees and Product Warranties

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requires that upon issuance of a guarantee, the guarantor must disclosure and recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements of FIN 45 are applicable to the Company's product warranty liability.

We provide standard warranty coverage for most of our products for a period of one year from the date of shipment. We record a liability for estimated warranty claims based on historical claims, product failure rates and other factors. Management reviews these estimates on a regular basis and adjusts the warranty reserves as actual experience differs from historical estimates or other information becomes available. This warranty liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair and service the equipment.

The following table illustrates the changes in our warranty reserves for the years ended December 31, 2003, 2002 and 2001, respectively:

                                                                             2003          2002           2001
                                                                         -----------   -----------    -----------
Balance, beginning of year..........................................     $    15,034   $    12,556    $    12,953
Charges to expense - cost of revenue................................          34,559        39,249         29,314
Revisions in estimates..............................................           2,800            --             --
Utilization/payment.................................................         (31,565)      (36,771)       (29,711)
                                                                         -----------   -----------    -----------
Balance, end of year................................................     $    20,828   $    15,034    $    12,556
                                                                         ===========   ===========    ===========

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

Research, experimental and other tax credits are accounted for by the flow-through method. The cumulative amount of undistributed earnings of foreign subsidiaries at December 31, 2003 approximates $77,194. We do not provide deferred taxes on undistributed earnings of foreign subsidiaries since we anticipate no significant incremental U.S. income taxes on the repatriation of these earnings as tax rates in foreign jurisdictions generally approximate or exceed the U.S. Federal rate.

n. Earnings/(Loss) Per Share

Basic earnings/(loss) per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common and potentially dilutive common shares (options and warrants) outstanding during the period computed in accordance with the treasury stock method.

o. Stock-Based Compensation

As permitted by the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we apply the intrinsic value method as described in Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our employee stock based compensation plans. No compensation cost has been recognized for the fixed portion of our plans. However, as described in Note 15, during 2003, compensation expenses have been recognized related to options of certain current and former associates and stock purchases under our Employee Stock Purchase Plan ("ESPP"). Also during 2002, compensation expense has been recognized for certain options granted through July 30, 2002.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                           2003              2002             2001
                                                                      --------------   --------------    --------------
Net earnings/(loss) - as reported                                     $        3,295   $      (44,915)   $      (17,769)
Stock based employee compensation expense/(recovery) included
  in reported net earnings (loss), net of related tax effects..                6,702          (41,872)          (57,047)
Less total stock based employee compensation expense
  determined under fair value based method for all awards, net
  of related tax effects.......................................              (20,510)         (21,034)          (21,363)
                                                                      --------------   --------------    --------------
Pro forma net loss.............................................       $      (10,513)  $     (107,821)   $      (96,179)
                                                                      ==============   ==============    ==============

Earnings/(loss) per share:.....................................
Basic and diluted - as reported................................       $         0.01   $        (0.20)   $        (0.08)
                                                                      ==============   ==============    ==============

Basic and diluted - pro forma..................................       $        (0.05)  $        (0.47)   $        (0.42)
                                                                      ==============   ==============    ==============

The weighted average fair value of options granted during 2003, 2002, and 2001 was $7.02, $4.53, and $11.21, respectively. In determining the fair value of options and stock purchase warrants granted for purposes of calculating the pro forma results disclosed above, we used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 2.8 percent for 2003,
4.0 percent for 2002 and 5.5 percent for 2001; an expected option life of 4.7 years for 2003 and 2002, and 4 years for 2001; an expected volatility of 61 percent for 2003, 59 percent for 2002, and 45 percent for 2001; and a dividend yield of 0.14 percent per year. As required by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation.

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

On January 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies as a cash flow hedge. For derivatives qualifying as cash flow hedges, the effective portion of changes in fair value of the derivative instrument is recorded as a component of other comprehensive earnings/(loss) and is reclassified to earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion (representing the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged transaction) is recognized in earnings as it occurs. For fair value hedges, changes in fair value of the derivative, as well as the offsetting changes in fair value of the hedged item, are recognized in earnings each period. The cumulative effect of adopting this accounting change was immaterial.

We formally designate and document each derivative financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for entering into the hedge transaction upon inception. We also assess whether the derivative financial instrument is effective in offsetting changes in the fair value or cash flows of the hedged item. We did not recognize any gain or loss related to hedge ineffectiveness in 2003, 2002 or 2001.

The embedded equity collar contained in the private Mandatorily Exchangeable Contract for Shared Appreciation Income Linked Securities ("SAILS") arrangement (See Note 5) is considered an economic hedge of the Cisco shares that are accounted for as trading securities. Accordingly, any change in fair value of this derivative financial instrument between reporting dates is recognized through operations in other income. In addition, the change in market value of Cisco shares, designated as trading securities, between reporting dates is recognized through operations in other income. As of April 1, 2003, we designated a portion of the embedded equity collar as a fair value hedge of our Cisco shares designated as available-for-sale securities.

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

As of December 31, 2003 and 2002, respectively, we had $40,673 and $25,267 in notional amounts of forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. These contracts are primarily denominated in British pounds, Euros, Australian dollars, Canadian dollars and Japanese yen and have been marked to market each year with the resulting gains and losses included in the Consolidated Statement of Operations. The fair value of these forward exchange contracts was $107 as of December 31, 2003, which was recorded in the current assets and ($1,732) as of December 31, 2002, which was recorded in current liabilities.

q. Segment Information

We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. (See Note 18)

r. Use of Estimates

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

s. Stock Splits

During the year ended December 31, 2001 our Board of Directors approved a three for two split of our common stock to be effected as a 50 percent stock dividend. In the Consolidated Financial Statements, all per share amounts and the weighted average number of common shares outstanding have been retroactively restated to reflect the stock split. In addition, the number of common shares issued has been adjusted to reflect the stock split and an amount equal to the par value of the additional shares issued has been transferred from additional paid-in capital to common stock.

t. Fair Value of Financial Instruments

The fair value of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate cost because of their short maturities. The fair value of investments in marketable securities is determined using quoted market prices.

u. Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or annual reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The Company does not hold any significant interests in VIE's that would require consolidation or additional disclosures.

In November 2003, the EITF reached partial consensus on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on the new requirements for other-than-temporary impairment and its application to debt and marketable equity investments that are accounted for under SFAS No. 115. The new requirements on disclosures are effective for fiscal years ending after December 15, 2003. The implementation of EITF 03-1 did not have a material impact on our consolidated financial statements.

2. ACQUISITIONS

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

c. Covigo Acquisition

In July 2003, we purchased all of the outstanding common and preferred shares of Covigo, Inc. ("Covigo"), a creator of software used in developing and deploying mobile computing applications, for approximately $12,500. The acquisition is expected to enhance and expand the range of such applications that Symbol offers. The acquisition was accounted for as a purchase and accordingly, Covigo's operating results since the acquisition date have been included in Symbol's Consolidated Financial Statements. Covigo became part of the Company's Product segment. The assets acquired and liabilities assumed have been recorded at their estimated fair values.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

        Current assets                                        $     137
        Property, plant and equipment                                60
        Deferred income taxes                                     7,665
        Purchased software (five-year life)                       3,200
        Customer relationship (five-year life)                      200
        Goodwill                                                  4,709
        Other assets                                                 18
        Liabilities                                              (3,480)
                                                                -------
                                                                $12,509
                                                                =======

We have not shown the pro forma effects of this acquisition as the results of operations of the acquired company prior to our acquisition was immaterial in relation to our consolidated financial statements.

d. Imageware Technologies, Inc.

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

e. Cuesol, Inc.

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

f. Other Acquisitions

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

Additional acquisition payments related to these acquisitions are contingent upon the attainment of certain annual net revenue levels and achievement of other milestones as defined in the respective agreements during periods not exceeding five years from the date of acquisition. We made additional acquisition payments of $709, $282 and $1,660 during the years ended December 31, 2003, 2002 and 2001, respectively, related to these acquisitions, which has been recorded as goodwill.

3. INVENTORIES

                                                                            DECEMBER 31, 2003      DECEMBER 31, 2002
                                                                            -----------------      -----------------
Raw materials ..........................................................        $  66,500              $  82,115
Work in progress .......................................................           24,422                 39,931
Finished goods .........................................................          121,940                139,050
                                                                                ---------              ---------
                                                                                $ 212,862              $ 261,096
                                                                                =========              =========

The amounts shown above are net of inventory reserves of $109,331 and $170,057 as of December 31, 2003 and 2002, respectively, and include inventory on consignment of $34,564 and $49,182 as of December 31, 2003 and 2002, respectively.

4. PROPERTY, PLANT AND EQUIPMENT, NET

                                                                              DECEMBER 31, 2003    DECEMBER 31, 2002
                                                                              -----------------    -----------------
Land ...................................................................        $  10,057              $  11,006
Buildings and improvements .............................................           72,380                 74,063
Machinery and equipment ................................................          121,530                106,603
Furniture, fixtures and office equipment ...............................           41,821                 38,002
Computer hardware and software .........................................          198,658                165,214
Leasehold improvements .................................................           18,169                 15,884
                                                                                ---------              ---------
                                                                                  462,615                410,772
Less: Accumulated depreciation and amortization ........................         (251,727)              (202,563)
                                                                                ---------              ---------
                                                                                $ 210,888              $ 208,209
                                                                                =========              =========

5. INVESTMENT IN MARKETABLE SECURITIES

As a result of the November 2000 acquisition of Telxon Corporation, we obtained 4,166.1 shares of Cisco Systems, Inc. common stock (the "Cisco shares"). We also obtained two derivative financial instruments related to the Cisco shares (referred to collectively herein as the "Collar"). The Collar essentially hedged our risk of loss on the Cisco shares by utilizing purchased put options. Conversely, the Collar arrangement also limited the potential gain by employing written call options.

In January 2001, we sold 6.1 of the Cisco shares and simultaneously terminated the existing Collar and entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") arrangement (see Note 12(c)) with a highly rated financial institution for the remaining 4,160 shares. These shares had a market value of $100,797 and $54,496 at December 31, 2003 and 2002, respectively. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in Investment in Marketable Securities in the Consolidated Balance Sheets. The SAILS contain an embedded equity collar, which effectively manages a large portion of our exposure to fluctuations in the fair value of our holdings in the Cisco shares. At maturity, the SAILS will be exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS No. 133 and the change in fair value of this derivative between reporting dates is recognized as other income/(expense). As there is a legal right of offset, the derivative has been combined with the debt instrument and presented as net long-term debt in the Consolidated Balance Sheets.

Approximately 3,411.2 of the Cisco shares are economically hedged in conjunction with the SAILS arrangement and are classified as trading securities. However, because these securities collateralize the long-term debt underlying the SAILS arrangement, they have been classified as non-current assets. The changes in market value of these trading securities and related derivative instrument of approximately $(1,140), $16,275 and $4,647 for the years ended December 31, 2003, 2002, and 2001, respectively, have been included in other (expense)/income in the Consolidated Statements of Operations. The remaining 748.8 Cisco shares are classified as available-for-sale securities in accordance with SFAS No. 115 and on April 1, 2003 a portion of the embedded equity collar described above was designated as a fair value hedge of these securities. To the extent the collar is effective, the change in fair value of the Cisco shares classified as available for sale securities are recorded as a component of other income or expense rather than as other comprehensive income.

Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, recorded as a component of accumulated other comprehensive income/(loss). Information regarding marketable securities classified as available-for-sale is presented in the table below:

                                                                              DECEMBER 31, 2003    DECEMBER 31, 2002
                                                                              -----------------    -----------------
Cost basis .............................................................        $  10,090              $  10,090
Gross unrealized holding gain on available-for-sale securities .........              119                    162
Gross unrealized holding gain on hedged available-for-sale
securities .............................................................            9,069                     --
                                                                                ---------              ---------
Aggregate fair market value ............................................        $  19,278              $  10,252
                                                                                =========              =========

Based on the provisions of SFAS No. 115 and the evidence reviewed, we determined that there were no declines in market value for these investments which were other than temporary in 2003, however certain declines in market value for these investments were other-than-temporary in 2001. In accordance with the provisions of SFAS No. 115, we recorded a pre-tax impairment charge of $23,757 in 2001. These charges are shown as a component of other income/(expense) in the Consolidated Statements of Operations.

Information regarding marketable securities classified as trading securities is presented in the table below:

                                                                              DECEMBER 31, 2003    DECEMBER 31, 2002
                                                                              -----------------    -----------------
Cost basis .............................................................        $ 142,844              $ 142,844
Gross unrealized holding losses on trading securities ..................          (59,986)               (98,157)
                                                                                ---------              ---------
Aggregate fair market value ............................................        $  82,858              $  44,687
                                                                                =========              =========

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

                                                                        PRODUCTS         SERVICES          TOTAL
                                                                     --------------   --------------   --------------
Balance as of January 1, 2002...................................     $      237,152   $       55,628   $      292,780
Goodwill acquired during the year...............................             11,330            2,307           13,637
Translation adjustments.........................................               (423)              32             (391)
Other adjustments, net (1)......................................             (4,045)            (958)          (5,003)
                                                                     --------------   --------------   --------------
Balance as of December 31, 2002.................................            244,014           57,009          301,023
Covigo acquisition..............................................              4,709               --            4,709
Translation adjustments.........................................              3,274              818            4,092
@POS goodwill adjustments (2)...................................             (4,511)          (1,128)          (5,639)
Sweden earnout payment..........................................                709               --              709
Telxon goodwill adjustments.....................................             (1,942)            (485)          (2,427)
                                                                     --------------   --------------   --------------
Balance as of December 31, 2003.................................     $      246,253   $       56,214   $      302,467
                                                                     ==============   ==============   ==============

-------------
(1) Includes $5,443 related to the reduction of certain liabilities recorded at the time of the Telxon acquisition.

(2) Adjustment related to recording certain deferred tax assets in connection with the acquisition.

Adjusted financial information assuming SFAS No. 142 had been adopted as of January 1, 2001 is as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------
                                                                          2003             2002             2001
                                                                     --------------   --------------   --------------
Net earnings/(loss), as reported...................................  $        3,295   $      (44,915)  $      (17,769)
Goodwill amortization, net of tax..................................              --               --           14,823
                                                                     --------------   --------------   --------------
Adjusted net earnings/(loss).......................................  $        3,295   $      (44,915)  $       (2,946)
                                                                     ==============   ==============   ==============

BASIC PER SHARE AMOUNTS:
Net earnings/(loss), as reported...................................  $         0.01   $        (0.20)  $        (0.08)
Goodwill amortization, net of tax..................................              --               --             0.07
                                                                     --------------   --------------   --------------
Adjusted net earnings/(loss).......................................  $         0.01   $        (0.20)  $        (0.01)
                                                                     ==============   ==============   ==============

DILUTED PER SHARE AMOUNTS:
Net earnings/(loss), as reported...................................  $         0.01   $        (0.20)  $        (0.08)
Goodwill amortization, net of tax..................................              --               --             0.07
                                                                     --------------   --------------   --------------
Adjusted net earnings/(loss).......................................  $         0.01   $        (0.20)  $        (0.01)
                                                                     ==============   ==============   ==============

Other than goodwill, finite life intangible assets, all of which are subject to amortization, consist of the following:

                                                         DECEMBER 31, 2003                  DECEMBER 31, 2002
                                                 -----------------------------      -----------------------------
                                                                   ACCUMULATED                        ACCUMULATED
                                                 GROSS AMOUNT     AMORTIZATION      GROSS AMOUNT     AMORTIZATION
                                                 ------------     ------------      ------------     ------------
Patents, trademarks and tradenames...........      $  35,080        $ (24,670)        $  31,624        $ (19,956)
Purchased technology.........................         27,800           (9,652)           24,817           (6,069)
Other........................................          7,250           (2,079)            6,865             (156)
                                                   ---------        ---------         ---------        ---------
                                                   $  70,130        $ (36,401)        $  63,306        $ (26,181)
                                                   =========        =========         =========        =========

These assets have estimated useful lives ranging from 3 to 10 years. Amortization expense for these assets was $10,220, $6,849 and $8,381 for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated future amortization expense for the above finite life intangible assets, assuming no additions or writeoffs, for each of the years ending December 31, is as follows:

        2004........................................................   $9,231
        2005........................................................    8,872
        2006........................................................    6,340
        2007........................................................    4,547
        2008........................................................    3,939

7. AIRCLIC TRANSACTIONS

In November 2000, we invested $35,000 in and licensed certain intellectual property to AirClic Inc. ("AirClic"), a business which allows wireless devices to scan bar codes and transmit data to the Internet. In return, we received convertible preferred stock of AirClic. We do not currently have the right to convert the preferred stock into common stock of AirClic and our ability to do so in the future is subject to certain contractual restrictions. As we do not have the ability to exercise significant influence over AirClic, we account for this investment using the cost method. We periodically test the carrying value of this investment for impairment. In consideration of the outlook of AirClic's business, the general decline in the economy and the decline in information technology spending, we determined that the decline in the value of our investment in AirClic was other than temporary in June 2002. We obtained an independent appraisal of our investment in AirClic and wrote down the carrying amount of the investment to its estimated fair value of $2,800 by recording an impairment of the investment of $32,200 which is shown as a component of other income/(expense) in the Consolidated Statements of Operations in 2002.

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

8. OFFICER LOANS

In February 2002, we loaned $1,000 to our former Chief Executive Officer, Director and Vice Chairman of the Board of Directors. This loan bears interest at an annual rate of LIBOR plus 100 basis points, which approximated 3.0 percent and 2.4 percent at December 31, 2003 and 2002, respectively. Accrued interest due under this loan is $3 at December 31, 2003. This loan is payable upon the earlier of: (1) the date he ceases to be an employee of the Company, (2) the date of sale of his California residence, or (3) February 19, 2007. In addition, if the officer or his wife sell any shares of our common stock now owned by either of them or hereafter acquired (other than shares sold to pay the exercise price and taxes resulting from the exercise of any options originally granted to this officer by us), 100 percent of the net proceeds of such sales shall be applied immediately to reduce any outstanding indebtedness under this loan.

In addition, we also loaned our former Chief Executive Officer, Director and Vice Chairman of the Board of Directors $500 in October 1999. This loan bears interest at an annual rate of 7 percent through October 2004, and 2.75 percent above the One Year Treasury Rate through maturity. Accrued interest due under this loan is $6 at December 31, 2003. The loan is payable upon the earlier of:
(1) the date he ceases to be an employee of the Company, (2) the date of sale of his California residence, or (3) October 5, 2006. This loan is secured by a second mortgage on the officer's California residence. In addition, if the officer or his wife sell any shares of our common stock now owned by either of them or hereafter acquired (other than shares sold to pay the exercise price and taxes resulting from the exercise of any options originally granted to this officer by us), 100 percent of the net proceeds of such sales shall be applied immediately to reduce any outstanding indebtedness under this loan.

In January 2003, we loaned $500 to our Senior Vice President, Business Development and Chief Information Officer. At the time of the loan, he was not considered to be an "officer" as such term is defined in Rule 16a-1(f) of the Exchange Act and for purposes of Section 16(a) of the Exchange Act. This loan was non-interest bearing and was repaid in full as of March 1, 2004. He became an officer of the Company as defined in Rule 16a-1(f) of the Exchange Act and for purposes of Section 16(a) of the Exchange Act on March 10, 2004.

The purpose of these loans were for relocation expenses and the purchase of new residences in connection with his employment by Symbol. These loans are unsecured and are classified as other assets in the Consolidated Balance Sheets.

9. LEASE SECURITIZATIONS

During 2000, we entered into a $50,000 lease receivable securitization agreement. This agreement matured on December 31, 2003, but was renewed for an additional three months without the payment of amounts outstanding at such time. Since December 31, 2003, we have not been able to securitize additional lease receivables until we provide certain financial information to the financial institution. During the years ended December 31, 2003 and 2002, we securitized approximately $7,275 and $17,219, respectively, of our lease receivables in accordance with the terms of the agreement. Losses on lease securitizations during 2003, 2002 and 2001 were approximately $273, $610 and $1,954, respectively. For a discussion of retained interest, see Note 1(j).

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during 2003 and 2002 (weighted based on principal amounts securitized) were as follows:

                                                                 AS OF DECEMBER 31,
                                                             ----------------------------
                                                                2003             2002
                                                             ---------         ----------
Prepayment rate............................................     N/A(1)            N/A(1)
Weighted-average remaining life (in years).................     2.75             3.26
Expected credit losses.....................................     $73              $172
Discount rate..............................................  9 percent         9 percent

The following table presents the fair values of retained interest as of December 31, 2003 and 2002, along with key economic assumptions used to derive the values as of year-end. The table also presents the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in the listed economic assumptions:

                                                                      AS OF DECEMBER 31,
                                                                    -----------------------
                                                                     2003             2002
                                                                    -------         -------
Fair value of retained interest ............................        $ 8,720         $12,874
Weighted-average remaining life (in years) .................           1.72            2.54
Prepayment speed assumption ................................         N/A(1)          N/A(1)
   Impact on fair value of 10 percent adverse change .......             --              --
   Impact on fair value of 20 percent adverse change .......             --              --
Expected credit losses (annual rate) .......................            1.0%            1.0%
   Impact on fair value of 10 percent adverse change .......        $ 8,695         $12,839
   Impact on fair value of 20 percent adverse change .......        $ 8,671         $12,803
Discount rate ..............................................            9.0%            9.0%
   Impact on fair value of 10 percent adverse change .......        $ 8,652         $12,748
   Impact on fair value of 20 percent adverse change .......        $ 8,585         $12,624

(1) Our lease portfolios historically have not been subject to prepayment risk.

These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on a 10 percent and 20 percent variation in assumptions generally cannot easily be extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in the above table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each securitization pool. At December 31, 2003 and 2002, static pool net credit losses for leases securitized were not material.

The table below summarizes certain cash flows received from/(paid to) securitization trusts:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                  2003                    2002
                                                                                ---------              ---------
Proceeds from new securitizations ......................................        $   4,400              $  10,000
Collections used by the trust to purchase new balances in revolving
   securitizations .....................................................           11,440                  9,111
Servicing fees received ................................................              356                    417
Purchases of delinquent assets .........................................              (44)                   (27)

The table below presents information about delinquencies and components of reported and securitized financial assets at December 31, 2002 and 2001:

                                                           2003                                  2002
                                           ----------------------------------    -----------------------------------
                                                                 DELINQUENT                            DELINQUENT
                                            TOTAL PRINCIPAL    PRINCIPAL OVER     TOTAL PRINCIPAL    PRINCIPAL OVER
                                           AMOUNT OF LEASES        90 DAYS       AMOUNT OF LEASES        90 DAYS
                                           ----------------    --------------    ----------------    ---------------
Leases held in portfolio ............           $ 2,750           $ 2,368           $ 3,865               $ 1,994
Leases held for securitization ......               969                 0             4,618                     2
Leases securitized ..................            27,728                78            40,609                    12
                                                -------           -------           -------               -------
Total leases managed ................           $31,447           $ 2,446           $49,092               $ 2,008
                                                =======           =======           =======               =======


Leases securitized of $27,728 and $40,609 at December 31, 2003 and 2002, respectively, is comprised of our retained interest in future cash flows of those leases measured at fair value of $8,720 and $12,874, respectively, and the financial institution's interest in those leases of $19,008 and $27,735, respectively, and is shown as a component of other assets on the Consolidated Balance Sheets.

We monitor our potential credit risk associated with lease securitizations and provide for an allowance for doubtful accounts which is maintained at a level that we believe is sufficient to cover potential losses on leases securitized. Credit losses historically have not been material.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                      DECEMBER 31, 2003         DECEMBER 31, 2002
                                                                      -----------------         -----------------
Accounts payable..............................................           $    104,305              $    124,846
Accrued compensation, fringe benefits and related payroll taxes                71,765                    60,663
Accrued litigation............................................                179,000                   110,300
Accrued professional fees.....................................                 11,805                    25,292
Accrued warranty..............................................                 20,828                    15,034
Accrued rebates...............................................                 13,161                     8,332
Other accrued expenses........................................                 89,802                    83,101
                                                                         ------------              ------------
                                                                         $    490,666              $    427,568
                                                                         ============              ============

11. RESTRUCTURING AND IMPAIRMENT CHARGES

a. Telxon Acquisition

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

Our exit plan, which focused on the consolidation of manufacturing operations, including plant closings and elimination of redundant activities, has been completed. As part of this plan, we recorded workforce reduction charges of $5,128 for the year ended December 31, 2001. These charges relate to the termination of 225 employees primarily in manufacturing, management, sales and administrative support. As of December 31, 2001, all these employees have been terminated.

Details of the Telxon restructuring balances are as follows:

                                                    WORKFORCE            LEASE
                                                    REDUCTIONS      OBLIGATION COSTS  ASSET IMPAIRMENT      TOTAL
                                                    ----------      ----------------  ----------------    ----------
Balance December 31, 2000..................          $  32,421           $  19,142         $   4,110      $   55,673
Additional provision.......................              5,128                  --               312           5,440
Utilization/payments.......................            (36,915)            (16,690)           (4,150)        (57,755)
                                                     ---------           ---------         ---------     -----------
Balance December 31, 2001..................                634               2,452               272           3,358
Utilization/payments.......................               (476)             (1,256)             (272)         (2,004)
                                                     ---------           ---------         ---------     -----------
Balance December 31, 2002..................                158               1,196                --           1,354
Utilization/payments.......................               (158)             (1,135)               --          (1,293)
                                                     ---------           ---------         ---------     -----------
Balance December 31, 2003..................          $      --           $      61         $      --     $        61
                                                     =========           =========         =========     ===========

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

                                                                  WORKFORCE      LEASE OBLIGATION
                                                                 REDUCTIONS            COSTS              TOTAL
                                                                 ----------      ----------------       ---------
Balance December 31, 2000................................         $      --          $      --          $      --
Provision................................................                --             10,282             10,282
                                                                  ---------          ---------           ---------
Balance December 31, 2001................................                --             10,282             10,282
Additional provision (reduction).........................             4,843             (3,477)             1,366
Utilization/payments.....................................            (4,843)            (1,211)            (6,054)
                                                                  ---------          ---------           ---------
Balance December 31, 2002................................                --              5,594              5,594
Utilization/payments.....................................                --             (1,238)            (1,238)
                                                                  ---------          ---------           ---------
Balance December 31, 2003................................         $      --          $   4,356          $   4,356
                                                                  =========          =========          =========

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

d. 2003 Restructuring Charges

In 2003, our global services organization initiated restructuring activities which included transferring a large percentage of our repair operations to Mexico and the Czech Republic, reorganizing our professional services group to utilize third party service providers for lower margin activities, and reorganizing our European management structure from a country based structure to a regional structure. The total costs incurred in connection with this restructuring, which related almost entirely to workforce reductions, is approximately $2,856, of which $2,633 and $223 was recorded as a component of cost of revenue and operating expenses, respectively, in 2003. These restructuring activities are expected to be completed during the first quarter of 2004.

In 2003, we initiated additional restructuring activities in connection with our decision to relocate additional product lines from New York to Mexico. The costs associated with this restructuring relate to workforce reductions and transportation costs. The total amount incurred in connection with this restructuring activity is approximately $961, all of which was recorded as a component of cost of revenue in 2003. These restructuring activities were completed by June 30, 2003.

In 2003, we initiated additional restructuring activities to exit buildings that were acquired with the acquisition of @POS and Covigo, Inc. The costs associated with this restructuring relate primarily to lease obligation costs, adjusted for anticipated sub-lease income. The total amount incurred in connection with this restructuring activity was $958, all of which was recorded as a component of operating expenses. These restructuring activities were completed by September 30, 2003.

Details of the 2003 restructuring charges and remaining balances are as follows:

                                                                          LEASE            ASSET
                                                       WORKFORCE       OBLIGATION       IMPAIRMENTS
                                                       REDUCTIONS         COSTS          AND OTHER         TOTAL
                                                     -------------   -------------    -------------    -------------
Balance of December 31, 2002......................   $          --   $          --    $          --    $          --
Provision - cost of revenue.......................           3,429               2              208            3,639
Provision - operating expenses....................             137             721              323            1,181
Utilization/payments..............................          (3,487)           (151)            (359)          (3,997)
                                                     -------------   -------------    -------------    -------------
Balance at December 31, 2003......................   $          79   $         572    $         172    $         823
                                                     =============   =============    =============    =============

A summary of the combined restructuring, impairment and related charges (reductions) incurred in each period are as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                          2003              2002               2001
                                                                         -------           -------            -------
Product cost of revenue (Telxon) ..................................      $    --           $    --            $ 2,543
Product cost of revenue (Manufacturing) ...........................           --            (3,477)            10,282
Product cost of revenue (Manufacturing) ...........................           --             3,020                 --
Product cost of revenue (Suppliers) ...............................           --                --              1,244
Product cost of revenue (Reynosa Manufacturing Plant - Note 5) ....           --                --              4,636
Product cost of revenue 2003 Restructuring Charge .................        3,922                --                 --
                                                                         -------           -------            -------
Total product cost of revenue .....................................      $ 3,922           $  (457)           $18,705
                                                                         =======           =======            =======
Merger integration charges ........................................      $    --           $    --            $ 9,238
                                                                         =======           =======            =======
i2 impairment .....................................................      $    --           $    --            $ 6,715
Workforce reductions ..............................................          137             1,823              2,897
Other .............................................................        1,044               767                606
                                                                         -------           -------            -------
Restructuring and impairment charges ..............................      $ 1,181           $ 2,590            $10,218
                                                                         =======           =======            =======

12. LONG-TERM DEBT

                                                                        DECEMBER 31, 2003       DECEMBER 31, 2002
                                                                        -----------------       -----------------
Revolving credit facility (a).....................................          $       --              $   80,000
Senior notes (b)..................................................                  --                   6,349
SAILS exchangeable debt (c).......................................              98,927                  55,194
Other (d).........................................................                 319                     752
                                                                            ----------              ----------
                                                                                99,246                 142,295
Less: Current maturities..........................................                 234                   6,681
                                                                            ----------              ----------
                                                                            $   99,012              $  135,614
                                                                            ==========              ==========

(a) Through September 15, 2003, we had a $350,000 unsecured revolving credit facility with a syndicate of U.S. and international banks. These borrowings bore interest at either LIBOR plus 75 and 100 basis points at September 15, 2003 and December 31, 2002 (which approximated 1.86 percent and 2.4 percent at such dates, respectively), or the base rate of the syndication agent bank, contingent upon various stipulations by the lender, which approximated 4.0 percent and 4.25 percent at September 15, 2003 and December 31, 2002, respectively. As of December 31, 2002, we had outstanding borrowings of $80,000 under this facility. Since the proceeds under the Credit Agreement were committed until 2004, we classified these borrowings as long-term obligations at December 31, 2002. As a result of the length of time necessary to restate our financial statements beginning on September 16, 2003, we would have been in violation of one of the covenants of our Credit Agreement that requires the timely filing of financial statements with the SEC. On September 15, 2003, we reached an agreement with the bank group and obtained a waiver to provide us additional time to become current with our periodic filings with the SEC. Under the revised Credit Agreement, the credit facility was reduced from $350,000 to $100,000 and we voluntarily agreed to limit our usage of the credit facility to $50,000 until such time as we became current with our periodic filings. In addition, we pledged our U.S. trade receivables and agreed to retain $75,000 of unencumbered, worldwide cash until that time.

In November 2003, this credit facility was replaced with a $30,000 secured credit line which expires in May 2006. These borrowings which are secured by U.S. trade receivables bear interest at either LIBOR plus 200 basis points which approximated 3.1% at December 31, 2003 or, the base rate of the syndication agent bank, which approximated 4.0% at December 31, 2003. As of December 31, 2003, there were no borrowings outstanding under the secured credit line. On February 27, 2004, this credit facility was increased to $45,000 with the same interest provisions.

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

(c) In January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition (see Note 5). This debt has a seven-year maturity and bears interest at a cash coupon rate of 3.625 percent of the original notional amount of debt of $174,200. At maturity, the SAILS are exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar arrangement were approximately $262,246 which were used for general corporate purposes, including the repayment of debt outstanding under our revolving credit facility. The SAILS contain an embedded equity collar, which effectively manages a large portion of our exposure to fluctuations in the fair value of our holdings in Cisco common stock. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS 133. The change in fair value of this derivative between reporting dates is recognized as other income. The derivative has been combined with the debt instrument in long-term debt as there is a legal right of offset and is in accordance with FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." The SAILS liability, net of the derivative asset, represents $98,927 and $55,194 of the total long-term debt balance outstanding at December 31, 2003 and 2002, respectively. We have the option to terminate the SAILS arrangement prior to its scheduled maturity. If we terminate the SAILS arrangement prior to its scheduled maturity by delivering our Cisco common stock our cash payment would not exceed the present value of our future coupon payments at the time of termination. At the present time, we do not anticipate terminating the SAILS arrangement prior to its scheduled maturity date.

(d) We have available $25,000 in uncommitted U.S. dollar and foreign currency lines of credit with several global banks with a range of borrowing rates and varying terms that continue until such time as either party wishes to terminate the agreements. As of December 31, 2003, there were no outstanding borrowings under this agreement. The remaining balances in other long-term debt of $319 and $752 at December 31, 2003 and 2002, respectively, represent capital lease obligations and various other loans maturing through 2007.

Based on the borrowing rates currently available to us for bank loans with similar terms, the fair values of borrowings under the Credit Agreement, senior notes and promissory notes, approximate their carrying values, excluding the embedded derivative as described above.

Our capital lease obligations are included in long-term debt in the Consolidated Balance Sheet. The combined aggregate amount of long-term debt and capital lease maturities for each of the years ending December 31 are as follows:

    2004......................................................    $      234
    2005......................................................            74
    2006......................................................             6
    2007......................................................             5
    2008......................................................        98,927
    Thereafter................................................            --
                                                                  ----------
             Total............................................    $   99,246
                                                                  ==========

13. INCOME TAXES

The provision for (benefit from) income taxes consists of:

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------
                                                                                 2003          2002          2001
                                                                             -----------   -----------   -----------
CURRENT:
    Federal............................................................      $        52   $        --   $   (21,476)
    State and local....................................................               --            --            --
    Foreign............................................................            6,786         6,149         3,320
                                                                             -----------   -----------   -----------
                                                                                   6,838         6,149       (18,156)
                                                                             -----------   -----------   -----------

DEFERRED:
    Federal............................................................          (12,114)      (23,402)        4,645
    State and local....................................................            3,306        (2,836)        5,830
    Foreign............................................................            2,576         3,274         7,895
                                                                             -----------   -----------   -----------
                                                                                  (6,232)      (22,964)       18,370
                                                                             -----------   -----------   -----------
Total provision for (benefit from) income  taxes.......................      $       606   $   (16,815)  $       214
                                                                             ===========   ===========   ===========

A reconciliation between the statutory U.S. Federal income tax rate and our effective tax rate is as follows:

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------------
                                                          2003                           2002                      2001
                                                -------------------------    -------------------------   -----------------------
                                                 AMOUNT       % OF PRETAX     AMOUNT       % OF PRETAX    AMOUNT    % OF PRETAX
                                                ---------     -----------    ---------     -----------   ---------  ------------
Statutory U.S. Federal rate provision
    (benefit) ............................      $  1,365           35%       $(21,605)        (35.0)%    $ (6,144)       (35.0)%
State taxes, net of federal tax effect ...         2,149           55.1        (1,843)         (3.0)        3,789        21.6
Tax credits ..............................        (5,892)        (151.1)       (4,491)         (7.2)       (5,242)       (29.9)
Amortization of goodwill .................            --           --              --            --         4,350        24.8
Non-deductible fines .....................         1,750           44.9            --            --            --          --
Extraterritorial income exemption ........        (1,037)         (26.6)           --            --            --          --
Income of foreign subsidiaries taxed at
    differing tax rates ..................          (757)         (19.4)        1,064           1.7           137         0.8
Change in valuation allowance ............         2,180           55.9         6,166          10.0         1,776        10.1
Non-deductible compensation ..............           370            9.5         2,895           4.7            --          --
Executive life insurance .................            69            1.7           249           0.4           424         2.4
Other non-deductible items ...............           564           14.5           580           0.9         1,202         6.8

Other, net ...............................          (155)          (4.0)          170           0.3           (78)       (0.4)
                                                --------           ----      --------         -----      --------         ---
                                                $    606           15.5%     $(16,815)        (27.2)%    $    214         1.2%
                                                ========           ====      ========         =====      ========         ===

Our effective tax rate will change from year to year based on recurring factors including the geographical mix of income before taxes, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income and the implementation of various global tax strategies, as well as nonrecurring events.

Net tax (costs)/benefits of $(12,419) in 2003, $16,650 in 2002 and $4,921 in
2001 were recorded directly through equity which included net tax benefits related to currency translations, unrealized losses on available for sale securities and certain employee benefit plans. In addition, net tax benefits of $13,329 were recorded as part of goodwill in connection with the @POS and Covigo acquisitions.

The components of our deferred tax assets and liabilities at December 31, 2003 and 2002, are as follows:

                                                                                             AT DECEMBER 31,
                                                                                      ------------------------------
                                                                                          2003             2002
                                                                                      ------------      ------------
DEFERRED TAX ASSETS:
Receivables.....................................................................      $     46,220      $     36,989
Inventory.......................................................................            49,226            69,331
Accrued compensation and associate benefits.....................................            36,793            22,738
Other accrued liabilities.......................................................            80,296            55,047
Accrued restructuring and severance costs.......................................               400             2,345
Deferred revenue - current......................................................            16,102            15,821
Deferred revenue - long term....................................................                --            20,257
Purchased technology and other intangibles......................................            20,777            28,762
Property, plant and equipment...................................................             1,764                --
Cumulative translation adjustments..............................................               157            12,256
Net operating loss carryforwards................................................           164,048           144,714
Capital loss carryforwards......................................................            12,493                --
Tax credit carryforwards........................................................            96,169            79,265
Charitable contribution carryforwards...........................................             2,114             1,367
Other, net......................................................................             5,510             7,984
                                                                                      ------------      ------------
Total deferred tax assets.......................................................           532,069           496,876
Valuation allowance.............................................................           (43,936)          (31,436)
                                                                                      ------------      ------------
Net deferred tax assets.........................................................           488,133           465,440
                                                                                      ------------      ------------

DEFERRED TAX LIABILITIES:
Investments.....................................................................           (57,095)          (45,259)
Net investment in sales - type leases...........................................            (5,991)           (7,825)
Deferred revenue - long-term....................................................            (5,244)               --
Deferred patent and product development costs...................................            (8,762)          (21,971)
Property, plant and equipment...................................................                --              (421)
                                                                                      ------------      ------------
Total deferred tax liabilities..................................................           (77,092)          (75,476)
                                                                                      ------------      ------------
Net deferred income tax assets..................................................      $    411,041      $    389,964
                                                                                      ============      ============

Amounts recognized as deferred tax assets in the Consolidated Balance Sheets consists of:

                                                      AT DECEMBER 31,
                                               ------------------------------
                                                   2003             2002
                                               ------------      ------------
Current.....................................   $    182,571      $    167,489
Non-current.................................        228,470           222,475
                                               ------------      ------------
Total.......................................   $    411,041      $    389,964
                                               ============      ============

We have available federal, state and foreign net operating loss carryforwards of approximately $388,520, $802,577 and $5,166, respectively, at December 31, 2003. Such loss carryforwards expire in accordance with provisions of applicable tax law and have remaining lives ranging from 1 to 20 years. Certain loss carryforwards are more likely than not to expire unused.

We also have a capital loss carryforward of approximately $32,450 for federal and state purposes at December 31, 2003. Such loss carryforward expires in 5 years in accordance with provisions of applicable tax laws.

We also have available federal, state and foreign credit carryforwards of approximately $85,652, $15,316 and $907, respectively, at December 31, 2003. Such credits have expiration dates ranging from 1 to 20 years, and $24,467 of these credits has no expiration date. Certain credit carryforwards are more likely than not to expire unused.

The valuation allowance increased by $12,500 during 2003 and increased by $23,338 during 2002. The increase in 2003 relates to limitations on Federal net operating loss carryforwards and tax credits of acquisitions, foreign tax credits and state and local and foreign loss carryforwards that are more likely than not to expire before the Company can use them. The increase in 2002 relates to limitations on Federal net operating loss carryforwards of acquisitions, foreign tax credits and state and local loss carryforwards that are more likely than not to expire before the Company can use them. Subsequent recognition of a substantial portion of the deferred tax asset relating to such net operating loss carryforwards against which a valuation allowance has been recorded would result in a reduction of goodwill recorded in connection with the Telxon, @POS and Covigo acquisitions.

14. COMMITMENTS AND CONTINGENCIES

a. Lease Agreements

The combined aggregate amount of required future minimum rental payments under non-cancelable capital and operating leases for each of the years ending December 31 are as follows:

                                           CAPITAL LEASES      OPERATING LEASES
                                           --------------      ----------------
2004                                          $    246             $   20,774
2005                                                69                 18,050
2006                                                --                 15,436
2007                                                --                 13,307
2008                                                --                 11,317
Thereafter                                          --                 27,131
                                              --------             ----------
Total minimum payments                             315             $  106,015
Less amounts representing interest                  21             ==========
                                              --------
Present value of future lease payments             294
Less current portion                               228
                                              --------
Long-term capital lease obligation            $     66
                                              ========

Rent expense under operating leases was $19,979, $17,103 and $16,263 for the years ended December 31, 2003, 2002 and 2001, respectively.

b. Employment Contracts

We have executed employment contracts with certain senior executives that vary in length, for which we have a minimum commitment aggregating approximately $5,519 and $12,064 at December 31, 2003 and 2002, respectively. In February 2002, our former President and Chief Executive Officer announced his retirement. In connection therewith, we recorded a pre-tax compensation and related benefits charge of $8,597 in 2002 which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

c. Letters of Credit and Purchase Commitments

At December 31, 2003, we had outstanding letters of credit of $2,943. As of December 31, 2003 and 2002, we have included in our accrued liabilities $1,110 and $2,227, respectively, for purchase commitments for which a loss was recognized.

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

GOVERNMENT INVESTIGATIONS

         The Securities and Exchange Commission ("SEC") has issued a Formal Order Directing Private Investigation and Designating Officers to Take Testimony with respect to certain accounting matters, principally concerning the timing and amount of revenue recognized by Symbol during the period of January 1, 2000 through December 31, 2001 as well as the accounting for certain reserves, restructurings, certain option programs and several categories of cost of revenue and operating expenses. We are cooperating with the SEC, and have produced hundreds of thousands of documents and numerous witnesses in response to the SEC's inquiries. Symbol and approximately ten or more former employees have received so-called "Wells Notices" stating that the SEC Staff in the Northeast Regional Office is considering recommending to the Commission that it authorize civil actions against Symbol and the individuals involved alleging violations of various sections of the federal securities laws and regulations. Pursuant to an action against Symbol, the Commission may seek permanent injunctive relief and appropriate monetary relief, including a fine, from us.

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

         In connection with the above pending class actions and government investigations, Symbol recorded a loss provision on legal settlements of $72,000 in the first quarter of 2003 and $70,000 in the fourth quarter of 2002, bringing the estimated liability to $142,000 as of December 31, 2003 as compared to $70,000 as of December 31,2002, which is reflected as a component of accounts payable and accrued expenses in the accompanying consolidated financial statements.

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

         Accordingly, we recorded a $25,000 pre-tax charge in the Consolidated Statements of Operations for the quarter ended December 31, 2002 and have reflected as an accrued liability as of December 31, 2002 and 2003 for the estimated settlement of $37,000 and have recorded a non-current asset for the insurance proceeds of $12,000 as of December 31, 2002 which we expect to receive in the first quarter of 2004. The insurance proceeds of $12,000 are classified as a component of other current assets as of December 31, 2003. On February 27, 2004, we paid $25,000 to the class in accordance with the settlement.

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

Wyser-Pratte Management Co. v. Telxon Corporation, et. al.

         On June 11, 2002, Wyser-Pratte Management Co., Inc. ("WPMC") filed a complaint against Telxon and its former top executives alleging violations of Sections 10(b), 18, 14(a) and 20(a) of the Securities and Exchange Act of 1934 (the "Exchange Act"), and alleging additional common law claims. This action is related to the same set of facts as the In re Telxon class action described above. On November 15, 2003, the parties reached an agreement in principle to resolve the litigation under which Telxon would pay WPMC $3,300. Accordingly, we recorded a $3,300 pre-tax charge in the Consolidated Statements of Operations for the quarter ended December 31, 2002. The settlement was finalized and paid by the Company in December 2003, and a stipulation of dismissal was filed in January 2004.

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

Hand Held Products, Inc and HHP-NC, Inc. v. Symbol Technologies, Inc. and Telxon Corporation

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

         In a separate matter relating to the Metrologic Agreement, we filed a demand for an arbitration against Metrologic seeking a determination that certain of our new bar code scanning products are not covered by Metrologic patents licensed to us under the Metrologic Agreement. We do not believe that the products infringe any Metrologic patents, but in the event there was a ruling to the contrary, our liability would be limited to the previously negotiated royalty rate. On June 6, 2003, the arbitrator ruled that whether we must pay royalties depends on whether our products are covered by one or more claims of Metrologic's patents, and that this issue must be litigated in court, not by arbitration. The arbitrator further ruled that we could not have materially breached the Metrologic Agreement, since the threshold infringement issue has not yet been determined. On June 19, 2003, after the arbitrator ruled that Metrologic's infringement allegations must be adjudicated in court, Metrologic filed a complaint against us in the District Court for the District of New Jersey, alleging patent infringement and breach of contract, and seeking monetary damages and termination of the Metrologic Agreement. On July 30, 2003, Symbol answered the complaint and asserted counterclaims for declaratory judgments of invalidity and noninfringement of Metrologic's patents and for non-breach of the Agreement Discovery is proceeding. Symbol intends to defend the case vigorously on the merits.

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

         There can be no assurance that Symbol will not be found to be ultimately liable for the damage awards. As of December 31, 2003 and 2002, we have not recorded a liability in our consolidated financial statements with respect to the SMI judgment.

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

Bruck Technologies Handels GmbH European Commission ("EC") Complaint

         In February 2004, Symbol became aware of a notice from the European Competition Commission (the "EC") of a complaint lodged with it by Bruck Technologies Handels GmbH ("Bruck") that certain provisions of the Symbol PartnerSelect program violate Article 81 of the EC Treaty. Symbol considers these claims to be without merit and intends to vigorously defend against them.

PSC Litigation

On June 26, 2002, Symbol filed an action against PSC Inc. and PSC Scanning, Inc. (collectively, "PSC") in New York State Supreme Court in Suffolk County, New York asserting claims for breach of contract and tortious interference with prospective business relations stemming from PSC's failure to deliver products to Symbol under a preexisting supply and distribution agreement. On August 22, 2002, PSC filed a separate action in the same Court against Symbol alleging that Symbol breached its obligations under a separate supply and distribution agreement with PSC for the supply of Symbol's bar code readers. On November 22, 2002, during the pendency of the two contract actions, PSC filed petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. As part of a Bankruptcy Court's mandated mediation process, on April 7, 2003, the parties entered into a settlement agreement settling all existing disputes between them. The settlement agreement was approved by the Bankruptcy Court as part of PSC's Final Plan of Reorganization, as confirmed on June 19, 2003, and became effective on June 30, 2003. On June 30, 2003, in accordance with the terms of the settlement, PSC made a one-time payment of $6,000 to Symbol. Approximately $1,500 of such amount has been included within other income in Consolidated Statements of Operations in June 30, 2003. As of June 30, 2003, the remaining balance of approximately $4,500 is recorded as deferred revenue and is being deferred over the fifty-four month term of the OEM Agreement which was signed in conjunction with the settlement agreement. In addition, the parties executed an amended patent license and supply agreements that permit PSC to purchase certain Symbol bar code scan engine products for use by PSC in the manufacture of certain bar code reading products. The parties also terminated the two pre-existing distribution agreements that were the subject of pending litigations between the parties, and dismissed, with prejudice, the two pending contract actions relating to those agreements

15. STOCKHOLDERS' EQUITY

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

a. Stock Option Plan

There are a total of 49,439,041 shares of common stock reserved for issuance under our stock option plans at December 31, 2003. Stock options granted to date generally vest over a one-to-five year period, expire after 10 years and have exercise prices equal to the market value of our common stock at the date of grant. A summary of changes in the stock option plans is as follows:

                                                                              SHARES UNDER OPTION
                                                          ----------------------------------------------------------
                                                                                                         WEIGHTED
                                                           OPTION PRICE PER           SHARES              AVERAGE
                                                                 SHARE            (IN THOUSANDS)      EXERCISE PRICE
                                                          -------------------     --------------      --------------
Shares under option at January 1, 2001...............     $    1.19 to $41.22         38,441              $   11.57
Granted..............................................     $   12.55 to $27.97          5,436              $   26.93
Exercised............................................     $    1.19 to $33.75         (6,022)             $    6.42
Cancelled............................................     $    1.45 to $39.50         (1,548)             $   20.72

Shares under option at December 31, 2001.............     $    1.58 to $41.22         36,307              $   14.33
Granted..............................................     $   7.40 to   $9.62          8,676              $    8.69
Exercised............................................     $    1.58 to $11.02         (3,150)             $    6.06
Cancelled............................................     $    2.44 to $37.11         (3,655)             $   23.82

Shares under option at December 31, 2002.............     $     1.58 to 41.22         38,178              $   12.82
Granted..............................................     $    10.25 to 16.79          7,068              $   13.51
Exercised............................................     $      1.65 to 8.67           (308)             $    5.43
Cancelled............................................     $     1.80 to 41.22         (4,784)             $   16.68

Shares under option at December 31, 2003.............     $    1.58 to $41.22         40,154              $   12.54
                                                                                    ========              =========
Shares exercisable at December 31, 2003..............     $     1.58 to 41.22         24,332              $   11.19
                                                                                   =========              =========
Shares exercisable at December 31, 2002..............     $    1.58 to $41.22         21,249              $   10.23
                                                                                    ========              =========
Shares exercisable at December 31, 2001..............     $    1.58 to $33.75         20,516              $    8.31
                                                                                    ========              =========

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2003:

                                                                 WEIGHTED                                WEIGHTED
 RANGE OF EXERCISE    NUMBER OUTSTANDING     REMAINING LIFE       AVERAGE       NUMBER EXERCISABLE        AVERAGE
      PRICES            (IN THOUSANDS)          (YEARS)       EXERCISE PRICE      (IN THOUSANDS)      EXERCISE PRICE
-----------------       --------------       --------------   --------------      --------------      --------------
$     1.58 -$2.37                20               0.3            $    1.74                20            $    1.74
$     2.38 -$3.55             1,529               0.9            $    3.35             1,529            $    3.35
$     3.56 -$5.33             3,096               1.7            $    4.63             3,096            $    4.63
$     5.34 -$8.00             9,081               3.0            $    6.72             8,202            $    6.67
$    8.01 -$12.00             8,745               7.2            $    9.04             3,315            $    9.07
$    12.01-$18.00            12,038               6.8            $   14.96             5,218            $   15.95
$    18.01-$27.00             1,355               4.7            $   24.47             1,149            $   24.35
$    27.01-$40.50             4,238               6.0            $   30.36             1,774            $   31.33
$    40.51-$41.22                52               5.4            $   41.22                29            $   41.22
                           --------                                               ----------
                             40,154                                                   24,332
                           ========                                               ==========

At December 31, 2003, an aggregate of 9,285 shares remain available for grant under the stock option plans. The tax benefits arising from stock option exercises during the years ended December 31, 2003, 2002, and 2001 in the amount of $439, $139 and $20,454, respectively, were recorded in stockholders' equity as additional paid-in capital.

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

As of March 31, 2003, due to the inability of Symbol to make timely filings with the Commission, our stock option plans were held in abeyance, meaning that our employees could not exercise their options until we became current with out filings. As an accommodation to both current and former Symbol associates whose options were impacted by this suspension, the Compensation Committee of the Board approved an abeyance program that allowed associates whose options were affected during the suspension period the right to exercise such options up to 90 days after the end of the suspension period. This resulted in a new measurement date for those options, which led to a non-cash accounting compensation charge of $10,539 for the intrinsic value of those vested options when the employee either terminated employment during the suspension period or within the 90 day period after the end of the suspension period. On February 25, 2004 this suspension period ended.

b. Outside Directors' Options and Stock Purchase Warrants

All options and stock purchase warrants issued to outside directors vest over a one-to-four year period, expire after 10 years and have exercise prices equal to the market value of our common stock at the date of grant. A summary of changes in the outside directors' options and stock purchase warrants is as follows:

                                                                               NUMBER OF SHARES (IN      WEIGHTED AVERAGE
                                                   OPTION PRICE PER SHARE           THOUSANDS)            EXERCISE PRICE
                                                   ----------------------      --------------------       --------------
Shares under option at January 1, 2001               $  3.33 to $35.83                 1,098               $  21.52
  Granted...................................            --        --                      --                    --
  Exercised.................................            --        --                      --                    --
  Cancelled.................................            --        --                      --                    --

Shares under option at December 31, 2001             $  3.33 to $35.83                 1,098               $  21.52
  Granted...................................         $  8.17                             100               $   8.17
  Exercised.................................         $  3.33 to $7.37                   (177)              $   5.16
  Cancelled.................................         $  9.83 to $35.83                  (163)              $  29.31

Shares under option at December 31, 2002....         $  3.33 to $35.83                   858               $  21.87
  Granted...................................         $  16.79                            150               $  16.79
  Exercised.................................         $            --                      --               $    --
  Cancelled.................................         $            --                      --               $    --

Shares under option at December 31, 2003....         $  3.33 to $35.83                 1,008               $  21.11
                                                                                   =========               ========

Shares exercisable at December 31, 2003.....         $  3.33 to $35.83                   680               $  21.36
                                                                                   =========               ========
Shares exercisable at December 31, 2002.....         $  3.33 to $35.83                   534               $  19.50
                                                                                   =========               ========
Shares exercisable at December 31, 2001.....         $  3.33 to $35.83                   615               $  14.06
                                                                                   =========               ========

The following table indicates the number of common shares issuable upon exercise and the exercise price per share of all outstanding outside directors' options and stock purchase warrants as of December 31, 2003:

                               NUMBER OF SHARES ISSUABLE UPON                                SHARES EXERCISABLE AT
                                          EXERCISE                 EXERCISE PRICE PER          DECEMBER 31, 2002
       EXERCISABLE TO                  (IN THOUSANDS)                     SHARE                 (IN THOUSANDS)
       --------------                  --------------                     -----                 --------------
            2004                             19                           $3.33                       19
            2005                             38                           $4.43                       38
            2006                             38                           $6.19                       38
            2007                             25                           $6.52                       25
            2008                             118                     $7.37 to $9.83                   118
            2009                             107                    $15.80 to $25.22                  107
            2010                             413                    $32.00 to $35.83                  310
            2012                             100                          $8.17                       25
            2013                             150                         $16.79                       --
                                            -----                                                     ---
                                            1,008                                                     680
                                            =====                                                     ===

c. Employee Stock Purchase Plan

Under our employee stock purchase plan, participants may purchase shares of stock for an amount equal to 85 percent of the lesser of the closing price of a share of stock on the first trading day of the period or the last trading day of the period.

The stock sold to plan participants shall be authorized but unissued common stock, treasury shares or shares purchased in the open market. The aggregate number of shares which may be issued pursuant to the plan is 4,898.4. As of December 31, 2003, 2,476.8 shares were issued to participants and subsequent to December 31, 2003, 617.0 shares were issued to participants, all of which were purchased in the open market.

During 2003, as a result of our delinquent filings with the SEC, we incurred a non-cash compensation expense of $6,137 associated with our ESPP as the ESPP loss its tax exempt status.

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

e. Treasury Stock

Treasury stock is comprised of 20,676 shares purchased in open market transactions pursuant to programs authorized by the Board of Directors for a total cost of $146,127. There were no shares purchased under these programs during the year ended December 31, 2003.

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

Additionally, in connection with our ESPP, we periodically purchase shares in the open market to be re-issued to participants in the plan. Until such time as these shares are issued, they are accounted for as treasury stock. At December 31, 2003, treasury stock included approximately 438 shares of common stock for a total cost of $4,238 that were acquired for reissuance in connection with the ESPP.

In addition, in 2002, we re-issued 400 shares of treasury stock with a cost of $3,656 to our new President and Chief Executive Officer. Such shares had a market value of $2,992 at the date of issuance. If he remains our employee, this officer is restricted from selling or transferring these shares for a period of two years from the date of issuance.

16. ASSOCIATE BENEFIT PLANS

a. Profit Sharing Retirement Plan

We maintain a profit sharing retirement plan for all associates meeting certain service requirements. Generally, we contribute monthly 50 percent of up to 6 percent of associates' contributions, up to the maximum amount allowed by law. Plan expense for the years ended December 31, 2003, 2002 and 2001 was $8,564, $8,155 and $8,220, respectively.

b. Health Benefits

We pay a portion of costs incurred in connection with providing associate and dependant health benefits through programs administered by various insurance companies. Such costs amounted to $20,824, $19,381 and $23,076 for the years ended December 31, 2003, 2002 and 2001, respectively.

c. Executive Retirement Plan

We maintain an Executive Retirement Plan (the "Plan") in which certain highly compensated associates are eligible to participate. Participants are selected by a committee of the Board of Directors. Benefits vest after five years of service and are based on a percentage of average compensation (base salary plus bonus) for the three highest fiscal years in the five-year period immediately preceding termination of the participant's full-time employment. As of December 31, 2003, 7 officers were participants in the Plan. Our obligations under the Plan are not funded. The Company uses a November 1 measurement date for the Plan.

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                           -------------------------
                                                                                              2003           2002
                                                                                           ---------       ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.............................................       $  20,266       $  16,422
Service cost........................................................................           1,486             881
Interest cost.......................................................................           1,353           1,205
Amendments..........................................................................              --           1,571
Actuarial loss (gain)...............................................................          (2,180)            314
Settlements.........................................................................              --              --
Benefits paid.......................................................................            (140)           (127)
                                                                                           ---------       ---------
Benefit obligation at end of year...................................................       $  20,785       $  20,266
                                                                                           ==========      =========

FUNDED STATUS:
Funded status at end of year........................................................       $ (20,785)      $ (20,266)
Unrecognized actuarial loss.........................................................           1,572           3,966
Unrecognized prior service cost.....................................................           1,662           1,926
                                                                                           ---------       ---------
Net amount recognized...............................................................       $ (17,551)      $ (14,374)
                                                                                           =========       =========

                                                                                              AS OF DECEMBER 31,
                                                                                           -------------------------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:                                        2003           2002
                                                                                           ---------       ---------
Accrued benefit liability...........................................................       $ (17,551)      $ (16,035)
Intangible asset....................................................................              --           1,661
                                                                                           ---------       ---------
Net amount recognized...............................................................       $ (17,551)      $ (14,374)
                                                                                           ==========      ==========

The accumulated benefit obligation for the Plan was $17,472 and $16,035 at December 31, 2003 and 2002, respectively.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              -------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST:                                         2003           2002         2001
                                                                              -------         -------       -------
Service cost...........................................................       $ 1,486         $   881       $   865
Interest cost..........................................................         1,353           1,205         1,233
Amortization of unrecognized prior service cost........................           264              92            92
Recognized net actuarial loss..........................................           213             229           337
                                                                              -------         -------       -------
Net periodic benefit cost..............................................       $ 3,316         $ 2,407       $ 2,527
                                                                              =======         =======       =======

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31, were as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------
                                                                                     2003                   2002
                                                                                     ----                   ----
Discount rate ..........................................................             6.25%                  6.75%
Rate of compensation increases .........................................             4.00%                  4.50%

The weighted-average assumptions used to determine net periodic benefit cost for the year end December 31, were as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------
                                                                                     2003                   2002
                                                                                     ----                   ----
Discount rate ..........................................................             6.75%                  7.50%
Rate of compensation increases .........................................             4.50%                  5.00%
Corridor ...............................................................            10.00%                 10.00%

Contributions

We expect to contribute $372 to the Plan in 2004.

17.      EARNINGS/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------
                                                                                 2003           2002          2001
                                                                              ------------    ----------     --------
Numerator:
   Earnings/(loss) applicable to common shares for basic and diluted
   calculation.........................................................       $      3,295    $  (44,915)    $(17,769)
                                                                              ============    ==========     ========
Denominator:
   Weighted-average common shares......................................            230,710       229,593      227,173
   Effect of dilutive securities:
        Stock options and warrants.....................................              5,739            --           --
                                                                              ------------    ----------     --------

Denominator for diluted calculation....................................            236,449       229,593      227,173
                                                                              ============    ==========     ========

For the years ended December 31, 2003, 2002 and 2001, the effect of approximately 19,710.1, 40,037.8 and 41,806.4, respectively, of potentially dilutive common shares for outstanding stock options, warrants and convertible subordinated notes and debentures were excluded from the calculation of diluted earnings/(loss) per share because the effects were anti-dilutive.

18. BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREAS

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

We operate in three main geographic regions: The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Sales are allocated to each region based upon the location of the use of the products and services. Non - U.S. sales for each of the years ended December 31, 2003, 2002 and 2001 were $644,085, $542,886, and $543,083, respectively.

Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally temporary investments and goodwill.

Summarized financial information concerning our reportable segments and geographic regions is shown in the following table.

                                                            FOR YEAR ENDED DECEMBER 31,
                      -----------------------------------------------------------------------------------------------------
                                   2003                                2002                                2001
                      ------------------------------     -------------------------------     ------------------------------
                      PRODUCTS    SERVICES     TOTAL     PRODUCTS     SERVICES     TOTAL     PRODUCTS    SERVICES     TOTAL
                      --------    --------     -----     --------     --------     -----     --------    --------     -----
REVENUES:
The Americas (a)..    $777,105    $201,994    $979,099   $728,294     $205,876    $934,170   $818,091     $195,527 $1,013,618
EMEA..............     345,983      92,632     438,615    300,130       82,716     382,846    313,299       77,553    390,852
Asia Pacific......     100,765      11,799     112,564     74,646        9,955      84,601     74,786        8,200     82,986
                      ----------  --------  ---------- ----------     --------  ---------- ----------     -------- ----------
Total net sales...    $1,223,853  $306,425  $1,530,278 $1,103,070     $298,547  $1,401,617 $1,206,176     $281,280 $1,487,456
                      ==========  ========  ========== ==========     ========  ========== ==========     ======== ==========

STANDARD GROSS
PROFIT:
The Americas......    $405,558    $ 50,604    $456,162   $348,783     $ 74,177    $422,960   $408,840     $ 76,766   $485,606
EMEA..............     179,500      31,994     211,494    147,671       19,381     167,052    148,586       15,923    164,509
Asia Pacific......      52,059       4,605      56,664     37,957        4,395      42,352     38,080        3,597     41,677
                      ----------  --------  ---------- ----------     --------  ---------- ----------     -------- ----------
Total gross profit
   at standard....    $637,117    $ 87,203     724,320   $534,411     $ 97,953     632,364   $595,506     $ 96,286    691,792
                      ========    ========               ========     ========               ========     ========

Manufacturing
  variances and
  other related
  costs...........                              49,071                             144,712                            250,412
                                              --------                            --------                           --------
Total gross profit                            $675,249                            $487,652                           $441,380
                                              ========                            ========                           ========


                                              AS OF                                AS OF                            AS OF
                                           DECEMBER 31,                         DECEMBER 31,                     DECEMBER 31,
                                               2003                                 2002                             2001
                                           ------------                         ------------                     ------------
IDENTIFIABLE
   ASSETS:
The Americas......                             $867,133                             $900,563                       $1,030,661
EMEA..............                              316,406                              280,538                          305,660
Asia Pacific......                               64,228                               34,652                           38,020

Corporate
  (principally
  intangible
  assets and
  investments)....                              398,751                              356,442                          331,030
                                             ----------                           ----------                       ----------
Total.............                           $1,646,518                           $1,572,195                       $1,705,371
                                             ==========                           ==========                       ==========

(a) Included in The Americas are revenues of approximately $92,906, $75,439 and $69,245 from non-U.S. countries, mainly Canada, Brazil and Mexico, for the years ended December 31, 2003, 2002 and 2001, respectively.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth unaudited quarterly financial information for the years ended December 31, 2003 and 2002.

                                                      MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                    -------------   --------------   --------------   --------------
YEAR ENDED DECEMBER 31, 2003:
Revenue.......................................      $     386,347   $      373,819   $      377,110   $      393,002
Cost of revenue...............................            214,475          221,430          210,208          208,916
Gross profit..................................            171,872          152,389          166,902          184,086
Stock based compensation expense..............                776            1,456            7,640            7,215
Loss provision for legal settlements..........             72,000               --               --               --
Other operating expenses......................            136,173          146,685          141,264          154,519
(Loss)/earnings from operations...............            (37,077)           4,248           17,998           22,352
Net (loss)/earnings...........................            (31,013)           6,615           11,519           16,174
NET (LOSS)/EARNINGS PER COMMON SHARE:
Basic.........................................             $(0.13)           $0.03            $0.05            $0.07
Diluted.......................................             $(0.13)           $0.03            $0.05            $0.07

                                                      MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                    -------------   --------------   --------------   --------------
YEAR ENDED DECEMBER 31, 2002:
Revenue.......................................          $317,644          $329,087         $382,028         $372,858
Cost of revenue...............................           238,774           230,735          221,565          222,891
Gross profit..................................            78,870            98,352          160,463          149,967
Stock based compensation (recovery)/expense
   under variable plan accounting.............           (51,302)          (27,648)           8,818            2,048
Loss provision for legal
   settlements................................                --                --               --           98,300
Other operating expenses                                 118,462           111,330          113,410          145,961
Earnings/(loss) from operations...............            11,710            14,670           38,235          (96,342)
Net earnings/(loss)...........................             5,354           (13,157)          31,555          (68,667)
NET EARNINGS/(LOSS) PER COMMON SHARE:
Basic.........................................             $0.02            $(0.06)           $0.14           $(0.30)
Diluted.......................................             $0.02            $(0.06)           $0.14           $(0.30)

                                                       SCHEDULE II

                                       SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            VALUATION AND QUALIFYING ACCOUNTS
                                  FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                               (All amounts in thousands)


                 COLUMN A                       COLUMN B              COLUMN C               COLUMN D        COLUMN E
-----------------------------------------     ------------    ------------------------      -----------    ------------
                                                                      ADDITIONS
                                                              ------------------------
                                               BALANCE AT     CHARGED TO    CHARGED TO
                                              BEGINNING OF    COSTS AND        OTHER                        BALANCE AT
                DESCRIPTION                       YEAR         EXPENSES      ACCOUNTS        DEDUCTIONS     END OF YEAR
-----------------------------------------     ------------    -----------   -----------     ------------   ------------
Allowance for doubtful accounts:
2003                                           $   34,272      $    7,564   $      --       $   27,890(a)   $   13,946
                                               ==========      ==========   =========       ==========      ==========
2002                                           $   27,168      $   15,975   $      --       $    8,871(a)   $   34,272
                                               ==========      ==========   =========       ==========      ==========
2001                                           $   24,322      $    6,936   $      --       $    4,090(a)   $   27,168
                                               ==========      ==========   =========       ==========      ==========

Inventory reserve:

2003                                           $  170,057      $   20,132   $     863       $   81,721(b)   $  109,331
                                               ==========      ==========   =========       ==========      ==========
2002                                           $  211,621      $   26,339   $      --       $   67,903(b)   $  170,057
                                               ==========      ==========   =========       ==========      ==========
2001                                           $  139,540      $  164,099   $      --       $   92,018(b)   $  211,621
                                               ==========      ==========   =========       ==========      ==========

Deferred tax valuation allowance:

2003                                           $   31,436      $    6,523   $   5,977(d)    $       --      $   43,936
                                               ==========      ==========   =========       ==========      ==========
2002                                           $    8,098      $    6,166   $  17,172(c)    $       --      $   31,436
                                               ==========      ==========   =========       ==========      ==========
2001                                           $    6,958      $    1,776   $      --       $      636      $    8,098
                                               ==========      ==========   =========       ==========      ==========

--------------
(a) Uncollectible accounts written off. In 2003 $19,752 related to Telxon were written off.

(b)  Inventory disposed of.

(c) True-up for tax rates on Pre-2002 State Net Operating Losses and valuations allowances recorded in goodwill for deferred tax assets related to acquired businesses.

(d) Valuation allowances recorded in goodwill for deferred tax assets related to acquired businesses.