Form 10-Q
period 2004-03-31
SYMBOL TECHNOLOGIES INC
filed 2004-05-10
CIK 278352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .
                               ----------------    ----------------

                          COMMISSION FILE NUMBER 1-9802

                            SYMBOL TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                                 11-2308681
        (State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                  Identification No.)


                 One Symbol Plaza
               Holtsville, New York                         11742-1300
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

                                 YES [X] NO [ ]

         The number of shares outstanding of the registrant's classes of common stock, as of May 6, 2004, was as follows:

                 Class                                  Number of Shares
                 -----                                  ----------------
     Common Stock, par value $0.01                         234,500,056


DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                            SYMBOL TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                              FOR THE QUARTER ENDED
                                 MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
         Item 1. Condensed Consolidated Financial Statements...................1
                 Condensed Consolidated Balance Sheets at March 31, 2004 and
                    December 31, 2003..........................................1
                 Condensed Consolidated Statements of Operations for the Three
                    Months Ended March 31, 2004 and 2003 ......................2
                 Condensed Consolidated Statements of Cash Flows for the Three
                    Months Ended March 31, 2004 and 2003 ......................3
                 Notes to Condensed Consolidated Financial Statements..........4
         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................23
         Item 3. Quantitative and Qualitative Disclosures About Market Risk...46
         Item 4. Controls and Procedures......................................46

PART II - OTHER INFORMATION
         Item 1. Legal Proceedings............................................47
         Item 4. Submission of Matters to a Vote of Security Holders..........47
         Item 6. Exhibits and Reports on Form 8-K.............................48

Signatures....................................................................50

Certifications................................................................51

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                              MARCH 31,      DECEMBER 31,
                                                                                 2004            2003
                                                                              ---------      ------------
ASSETS
Cash and cash equivalents ................................................   $   179,033    $   150,017
Accounts receivable, less allowance for doubtful accounts of $12,661 and
   $13,946, respectively .................................................       119,624        152,377
Inventories ..............................................................       211,692        212,862
Deferred income taxes ....................................................       141,014        182,571
Other current assets .....................................................        25,846         36,204
                                                                             -----------    -----------
   Total current assets ..................................................       677,209        734,031
Property, plant and equipment, net .......................................       207,522        210,888
Deferred income taxes ....................................................       236,506        228,470
Investment in marketable securities ......................................        99,808        102,136
Goodwill .................................................................       304,028        302,467
Intangible assets, net ...................................................        31,535         33,729
Other assets .............................................................        33,352         34,797
                                                                             -----------    -----------
   Total assets ..........................................................   $ 1,589,960    $ 1,646,518
                                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses ....................................   $   442,667    $   496,134
Current portion of long-term debt ........................................         3,633            234
Deferred revenue .........................................................        39,159         34,615
Accrued restructuring expenses ...........................................         3,496          5,240
                                                                             -----------    -----------
   Total current liabilities .............................................       488,955        536,223
Long-term debt, less current maturities ..................................       104,436         99,012
Deferred revenue .........................................................        18,163         19,729
Other liabilities ........................................................        44,021         70,956

Contingencies (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 10,000 shares, none issued or
   outstanding ...........................................................          --             --
Series A Junior Participating preferred stock, par value $1.00; authorized
   500 shares, none issued or outstanding ................................          --             --
Common stock, par value $0.01; authorized 600,000 shares; issued 261,930
   shares and 256,897 shares, respectively ...............................         2,619          2,569
Additional paid-in capital ...............................................     1,381,511      1,342,229
Accumulated other comprehensive earnings, net ............................         3,848          4,498
Accumulated deficit ......................................................      (185,179)      (189,669)
                                                                             -----------    -----------
                                                                               1,202,799      1,159,627
LESS:
Treasury stock, at cost, 27,681 shares and 26,130 shares, respectively ...      (268,414)      (239,029)
                                                                             -----------    -----------
   Total stockholders' equity ............................................       934,385        920,598
                                                                             -----------    -----------
          Total liabilities and stockholders' equity .....................   $ 1,589,960    $ 1,646,518
                                                                             ===========    ===========

            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                FOR THE
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          ------------------
                                                           2004        2003
                                                           ----        ----
REVENUE:
Product .............................................   $ 348,239   $ 310,703
Services ............................................      71,412      75,644
                                                        ---------   ---------
                                                          419,651     386,347

COST OF REVENUE:
Product cost of revenue .............................     166,195     156,339
Services cost of revenue ............................      58,528      58,136
                                                        ---------   ---------
                                                          224,723     214,475
                                                        ---------   ---------
Gross profit ........................................     194,928     171,872
                                                        ---------   ---------
OPERATING EXPENSES:
Engineering .........................................      41,559      37,055
Selling, general and administrative .................     121,680      99,031
Provision for legal settlements .....................        --        72,000
Stock based compensation expense ....................       2,234         776
Restructuring and impairment charges ................        --            87
                                                        ---------   ---------
                                                          165,473     208,949
                                                        ---------   ---------
Earnings/(loss) from operations .....................      29,455     (37,077)
Other income/(expense), net .........................       1,006      (4,034)
                                                        ---------   ---------
Earnings/(loss) before income taxes .................      30,461     (41,111)
Provision for/(benefit from) income taxes ...........      23,633     (10,098)
                                                        ---------   ---------
NET EARNINGS/(LOSS) .................................   $   6,828   $ (31,013)
                                                        =========   =========
EARNINGS/(LOSS) PER SHARE:
Basic and diluted ...................................   $    0.03   $   (0.13)
                                                        =========   =========
CASH DIVIDENDS DECLARED PER COMMON SHARE ............   $    0.01   $    0.01
                                                        =========   =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic ...............................................     231,685     230,527
Diluted .............................................     239,401     230,527


            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                            FOR THE
                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                       2004         2003
                                                                       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss) .............................................   $   6,828    $ (31,013)
ADJUSTMENTS TO RECONCILE NET EARNINGS/(LOSS) TO NET CASH PROVIDED
   BY OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and equipment ..      14,428       13,232
Other amortization ..............................................       3,598        3,413
Provision for losses on accounts receivable .....................         542        4,788
Provision for inventory writedown ...............................       1,183       11,700
Deferred income tax provision/(benefit) .........................      23,633      (10,098)
Non-cash stock based compensation expense .......................       2,234          776
Loss on disposal of property, plant and equipment ...............         109         --
Gain on sale of property, plant and equipment and other assets ..        --            (12)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable .............................................      27,645       18,866
Inventories .....................................................         199        9,327
Other assets ....................................................       7,933       (4,515)
Accounts payable and accrued expenses ...........................     (47,876)      52,381
Accrued restructuring expenses ..................................      (1,744)         692
Other liabilities and deferred revenue ..........................       2,077        1,751
                                                                    ---------    ---------
   Net cash provided by operating activities ....................      40,789       71,288
                                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in other companies ...................................      (4,050)      (1,777)
Proceeds from sale of property, plant and equipment and other
   assets .......................................................        --            467
Purchases of property, plant and equipment ......................     (11,171)     (10,649)
Investments in intangible and other assets ......................        --         (1,191)
                                                                    ---------    ---------
   Net cash used in investing activities ........................     (15,221)     (13,150)
                                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt ...................         (80)     (36,575)
Proceeds from long-term debt ....................................      13,825         --
Proceeds from exercise of stock options and warrants ............      10,293        4,623
Purchase of treasury shares .....................................     (19,956)      (5,110)
                                                                    ---------    ---------
   Net cash provided by (used in) financing activities ..........       4,082      (37,062)
                                                                    ---------    ---------
Effects of exchange rate changes on cash ........................        (634)       1,390
                                                                    ---------    ---------
Net increase in cash and cash equivalents .......................      29,016       22,466
Cash and cash equivalents, beginning of period ..................     150,017       76,121
                                                                    ---------    ---------
      Cash and cash equivalents, end of period ..................   $ 179,033    $  98,587
                                                                    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest ........................................................   $   3,551    $   1,667
Income taxes ....................................................   $   3,578    $     808

            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

         Symbol Technologies, Inc. and subsidiaries is a provider of secure mobile information systems that integrate application-specific hand held computers with wireless networks for data, voice and bar code and other forms of data capture.

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

         In our opinion, the Condensed Consolidated Financial Statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly our financial position as of March 31, 2004, and the results of our operations and cash flows for the three months ended March 31, 2004 and 2003, in accordance with the instructions to Form 10-Q of the Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

         We account for our employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB Opinion No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant. No stock based compensation expense has been recognized for the fixed portion of our plans; however, during the first quarter 2004 and in 2003, certain stock-based compensation expenses have been recognized through our operating results related to options of certain current and former associates. We have adopted the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

         The following table illustrates the effect on net earnings/(loss) and earnings/(loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  ------------------
                                                                                   2004        2003
                                                                                   ----        ----
Net earnings/(loss) - as reported ............................................   $  6,828    $(31,013)
Stock based employee compensation expense included in reported net
   earnings/(loss), net of related tax effects ...............................      1,374         477
Less total stock based employee compensation expense determined under the fair
   value based method for all awards, net of related tax effects .............     (4,900)     (4,563)
                                                                                 --------    --------
Pro forma net earnings/(loss) ................................................   $  3,302    $(35,099)
                                                                                 ========    ========
Basic and diluted net earnings/(loss) per share:
   As reported ...............................................................   $   0.03    $  (0.13)
   Pro forma .................................................................   $   0.01    $  (0.15)

         The weighted average fair value of options granted during the three months ended March 31, 2004 and 2003 was $8.70 and $5.34 per option, respectively. In determining the fair value of options and stock purchase warrants granted for purposes of calculating the pro forma results disclosed above for the three months ended March 31, we used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 2.8 percent for 2004 and 4.0 percent for 2003; an expected option life of 4.7 years for 2004 and 2003; an expected volatility of 61 percent for 2004 and 59 percent for 2003; and a dividend yield of 0.16 percent for 2004 and 0.14 percent for 2003.

2. INVENTORIES
                                           MARCH 31,        DECEMBER 31,
                                             2004               2003
                                           ---------        ------------
Raw materials........................    $    73,514        $    66,500
Work-in-process......................         23,895             24,422
Finished goods.......................        114,283            121,940
                                         -----------        -----------
                                         $   211,692        $   212,862
                                         ===========        ===========

         The amounts shown above are net of inventory reserves of $86,522 and $109,331 as of March 31, 2004 and December 31, 2003, respectively, and include inventory on consignment of $47,320 and $34,564 as of March 31, 2004 and December 31, 2003, respectively.

3. GOODWILL AND INTANGIBLE ASSETS

         The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

                                       PRODUCT        SERVICES         TOTAL
                                       -------        --------         -----
Balance as of December 31, 2003....  $ 246,253       $  56,214       $ 302,467
Brazil acquisition(a) .............      1,552             253           1,805
Translation adjustments ...........       (203)            (41)           (244)
                                     ---------       ---------       ---------
Balance as of March 31, 2004 ......  $ 247,602       $  56,426       $ 304,028
                                     =========       =========       =========

(a) See Note 8.

         Other than goodwill, the Company's intangible assets, all of which are subject to amortization, consist of the following:

                                                MARCH 31, 2004                   DECEMBER 31, 2003
                                                --------------                   -----------------
                                          GROSS         ACCUMULATED         GROSS         ACCUMULATED
                                          AMOUNT       AMORTIZATION         AMOUNT        AMORTIZATION
                                          ------       ------------         ------        ------------
Patents, trademarks and tradenames       $ 31,140        $(21,166)         $ 35,080        $(24,670)
Purchased technology .............         27,800         (10,647)           27,800          (9,652)
Other ............................          7,250          (2,842)            7,250          (2,079)
                                         --------        --------          --------        --------
                                         $ 66,190        $(34,655)         $ 70,130        $(36,401)
                                         ========        ========          ========        ========

         The amortization expense for the three months ended March 31, 2004 and 2003 amounted to $2,970 and $2,173, respectively.

         Estimated amortization expense for the above intangible assets, assuming no additions or writeoffs, for the nine months ended December 31, 2004 and for each of the subsequent years ending December 31 is as follows:

2004     (nine months)..............................................  $    7,053
2005................................................................       8,726
2006................................................................       6,404
2007................................................................       4,651
2008................................................................       4,043
Thereafter..........................................................         658
                                                                      ----------
                                                                      $   31,535
                                                                      ==========

4. EARNINGS/(LOSS) PER SHARE AND DIVIDENDS

         Basic earnings/(loss) per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings/(loss) per share are based on the weighted average number of common and potentially dilutive common shares (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

         The following table sets forth the computation of basic and diluted earnings/(loss) per share:

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                    MARCH 31,       MARCH 31,
                                                       2004           2003
                                                       ----           ----
Numerator:
Earnings/(loss) applicable to common
   shares for basic and diluted calculation         $   6,828      $ (31,013)
                                                    =========      =========
Denominator:
Weighted-average common shares ............           231,685        230,527
Effect of dilutive securities:
   Stock options and warrants .............             7,716           --
                                                    ---------      ---------
Denominator for diluted calculation .......           239,401        230,527
                                                    =========      =========

         Stock options and warrants outstanding at March 31, 2004 and 2003 aggregating 13,026 and 38,067, respectively, of potentially dilutive shares have not been included in the diluted per share calculations since their effect would be antidilutive.

         On February 10, 2004, Symbol's Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,338 and was paid on April 9, 2004 to shareholders of record on March 19, 2004.

5. COMPREHENSIVE EARNINGS/(LOSS)

         Comprehensive earnings/(loss) is the change in equity of a business enterprise from transactions, other events, and circumstances from nonowner sources during a period. The Company generated total comprehensive earnings/(loss) of $6,178 and $(28,261) for the three months ended March 31, 2004 and 2003, respectively. The Company's comprehensive earnings/(loss) is comprised of net earnings/(loss), foreign currency translation adjustments, unrealized gains/losses on available for sale marketable securities and unrealized derivative gains/(losses) on our cash flow hedging activities.

6. RESTRUCTURING AND IMPAIRMENT CHARGES

         a. Telxon Acquisition

         We recorded certain restructuring, impairment and merger integration related charges related to our Telxon acquisition during 2001 and 2002. Approximately $61 relating to lease obligation costs charges was included in accrued restructuring expenses as of December 31, 2003. During the quarter ended March 31, 2004, $19 was paid and as of March 31, 2004, $42 remained in accrued restructuring expenses.

         b. Manufacturing Transition

         In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East contract manufacturing partners. As a result of these activities, we incurred restructuring charges during 2002 and 2001. During the first quarter of 2004, the Company entered into a sub-lease arrangement at its Bohemia, New York facility and recorded the anticipated sub-lease income of approximately $2,860 as a reduction of the lease obligation cost, which had been previously recorded in 2001. This amount has been recorded as a reduction to product cost of revenue as of March 31, 2004. Included in accrued restructuring expenses as of March 31, 2004 is $1,192 of net lease obligations relating to these manufacturing restructuring charges.

                                                     LEASE
                                                   OBLIGATION
                                                     COSTS
                                                     -----
              Balance at December 31, 2003.......   $ 4,356
              Utilization/payments ..............      (304)
              Provision reduction ...............    (2,860)
                                                    -------
              Balance at March 31, 2004 .........   $ 1,192
                                                    =======

         c. Global Services Transition

         During the first quarter of 2003, our global services organization initiated restructuring activities which included transitioning a portion of our repair operations to Mexico and the Czech Republic, reorganizing our professional services group to utilize third party service providers for lower margin activities, and reorganizing our European management structure from a country based structure to a regional structure. The costs incurred in the first quarter of 2003 in connection with this restructuring which related almost entirely to workforce reductions, was approximately $1,066, of which $979 and $87 was recorded as a component of cost of revenue and operating expenses, respectively. These restructuring activities are expected to be completed by the end of 2004.

         During the first of quarter of 2003, we initiated additional restructuring activities in connection with our decision to relocate additional product lines from New York to Mexico. The costs associated with this restructuring relate to workforce reductions and transportation costs. The total amount incurred in connection with this restructuring activity was $961 all of which was recorded as a component of cost of revenue in 2003. These restructuring activities were completed by June 30, 2003.

         In connection with the global services transition, during the first quarter of 2004 the Company recorded an additional provision of $1,629, which relates to lease obligation costs net of sub-lease income and further work force reductions. This amount has been recorded as a component of service cost of revenue in the first quarter of 2004. Further global services transition restructuring activities are being considered and future benefits are not yet defined, therefore, we cannot reasonably estimate the remaining cost expected to be incurred. These restructuring activities are expected to be completed by the end of 2004.

         Details of the global services transition restructuring charges and remaining balances as of March 31, 2004 are as follows:

                                                         LEASE            ASSET
                                       WORKFORCE       OBLIGATION      IMPAIRMENTS
                                       REDUCTIONS        COSTS          AND OTHER         TOTAL
                                       ----------        -----          ---------         -----
Balance at December 31, 2003.........   $    79         $   572         $   172         $   823
Provision - cost of revenues.........       367           1,262            --             1,629
Utilization/payments ................       (41)           (126)            (23)           (190)
                                        -------         -------         -------         -------
Balance at March 31, 2004 ...........   $   405         $ 1,708         $   149         $ 2,262
                                        =======         =======         =======         =======

7. LONG-TERM DEBT

         On March 16, 2004, our $45,000 secured credit line was increased to $60,000. Borrowings, which are secured by U.S. trade receivables, bear interest at either LIBOR plus 200 basis points, which approximated 3.09% at March 31, 2004, or the base rate of the syndication agent bank, which approximated 4.0% at March 31, 2004. This secured credit line expires in May 2006. As of March 31, 2004 and December 31, 2003, there were no borrowings outstanding under the secured credit line.

         On March 31, 2004, we entered into a secured installment loan with a bank for $13,825. The loan is secured by U.S. trade receivables and is payable in four semiannual installments of $3,655 commencing October 1, 2004. The proceeds under the loan were used to finance certain software license arrangements.

         In January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock. This debt has a seven-year maturity and bears interest at a cash coupon rate of 3.625 percent of the original notional amount of debt of $174,200. At maturity, the SAILS are exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. The SAILS contain an embedded equity collar, which effectively manages a large portion of our exposure to fluctuations in the fair value of our holdings in Cisco common stock. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS No. 133. The change in fair value of this derivative between reporting dates is recognized as other income. The derivative has been combined with the debt instrument in long-term debt as there is a legal right of offset and is in accordance with Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." The SAILS liability, net of the derivative asset, represents $94,005 and $98,927 of the total long-term debt balance outstanding at March 31, 2004 and December 31, 2003, respectively. We have the option to terminate the SAILS arrangement prior to its scheduled maturity. If we terminate the SAILS arrangement prior to its scheduled maturity by delivering our Cisco common stock our cash payment would not exceed the present value of our future coupon payments at the time of termination. At the present time, we do not anticipate terminating the SAILS arrangement prior to its scheduled maturity date.

8. ACQUISITIONS

         Brazil Acquisition

         During 2002, we entered into an agreement with the owners of Seal Sistemas e Technologia Da Informacao Ltda. ("Seal"), a Brazilian corporation that had operated as a distributor and integrator of our products since 1987. The agreement resulted in the termination of distribution rights for Seal and the creation of a majority-owned subsidiary of the Company that would serve as the Brazilian distributor and customer service entity ("Symbol Brazil"). In accordance with the terms of the agreement, the owners of Seal acquired a 49 percent ownership interest in Symbol Brazil.

         The initial terms of the agreement included payments to the minority shareholders that range from a minimum of $9,550 to a maximum of $14,800 contingent upon the attainment of certain annual net revenue levels of Symbol Brazil. In the event that none of the specified revenue levels were attained, the minimum earnout payment was payable no later than March 31, 2009. Under the initial terms, with each earnout payment, we would obtain a portion of Symbol Brazil's shares owned by the minority shareholders such that we ultimately would have owned 100 percent of Symbol Brazil no later than March 31, 2009. We loaned an entity affiliated with the minority shareholders $5,000 at the time of the initial agreement, which was due on the date of the first earnout payment. The present value of net future minimum earnout payments of $4,550 amounted to $1,992 and was recorded as part of the purchase price resulting in a total purchase price of $6,992.

         On January 10, 2004, the parties amended this transaction, whereby Symbol Technologies Holdings do Brasil Ltda., a wholly owned subsidiary of the Company, purchased an additional 34% ownership interest of Symbol Brazil owned by two principals of Seal. The Company paid $4,050 and also forgave the pre-existing $5,000 loan and related accrued interest of $92 that had been made to an entity affiliated with the principals of Seal. Accordingly, the Company and Symbol Technologies Holdings do Brasil Ltda. now own 85% of the capital of Symbol Brazil. As a result of the transaction, the Company satisfied the obligation related to the minimum earnout requirement of approximately $2,337 at January 10, 2004 and recorded the excess purchase price of approximately $1,805 as goodwill. Under the terms of the relevant agreements, Symbol Brazil had its corporate form changed into a corporation and it will eventually become a wholly owned subsidiary of the Company, directly or indirectly. If Symbol Brazil meets certain revenue targets over relevant time periods, the Company will be required to purchase additional ownership interests from the minority shareholders.

         As we control Symbol Brazil, we have consolidated this subsidiary. The minority interest in earnings of operations of Symbol Brazil was immaterial at March 31, 2004 and 2003, respectively.

9. CONTINGENCIES

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

GOVERNMENT INVESTIGATIONS

         The Securities and Exchange Commission ("SEC" or the "Commission") has issued a Formal Order Directing Private Investigation and Designating Officers to Take Testimony with respect to certain accounting matters, principally concerning the timing and amount of revenue recognized by Symbol during the period of January 1, 2000 through December 31, 2001 as well as the accounting for certain reserves, restructurings, certain option programs and several categories of cost of revenue and operating expenses. We are cooperating with the SEC, and have produced hundreds of thousands of documents and numerous witnesses in response to the SEC's inquiries. Symbol and approximately ten or more former employees have received so-called "Wells Notices" stating that the SEC Staff in the Northeast Regional Office is considering recommending to the Commission that it authorize civil actions against Symbol and the individuals involved alleging violations of various sections of the federal securities laws and regulations. Pursuant to an action against Symbol, the Commission may seek permanent injunctive relief and appropriate monetary relief, including a fine, from us.

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

         In March 2003, Robert Asti, Symbol's former Vice President--North America Sales & Services--Finance, who left Symbol in March 2001, pleaded guilty to two counts of securities fraud in connection with matters that are the subject of the Commission and the Eastern District investigations. These counts included allegations that Mr. Asti acted together with other unnamed high-ranking corporate executives at Symbol to, among other things, inflate revenue through sham "round-trip" transactions. The Commission has also filed a civil complaint asserting similar allegations against Mr. Asti.

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

         Discovery in the Pinkowitz action is ongoing. In addition, on October 15, 2003, plaintiffs moved for class certification of the Pinkowitz action. Trial of the Pinkowitz action is scheduled to commence in or about September 2004. Symbol has engaged in settlement negotiations with counsel for the plaintiffs.

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

         In connection with the above pending class actions and government investigations, Symbol has recorded an accrued liability for legal settlements of $142,000 as of March 31, 2004 and December 31, 2003 which is reflected as a component of accounts payable and accrued expenses in the accompanying condensed consolidated financial statements. Based upon recent discussions, we currently estimate that approximately $40,000 of the estimated $142,000 may not be deductible for income tax purposes.

Bildstein v. Symbol Technologies, Inc., et al.

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

         Plaintiff seeks to recover incentive-based compensation paid to former senior members of Symbol's management in reliance on materially inflated financial statements and to impose a trust to recover cash and other valuable assets received by the former management defendants and former Symbol board members in the form of proceeds garnered from the sale of Symbol common stock (including option related sales) from at least January 1, 1998 through December 31, 2002. Symbol filed a motion to dismiss on March 29, 2004. Plaintiff has indicated its intention to file an amended complaint, which is due on or before May 20, 2004. Symbol intends to litigate the case vigorously.

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

         On November 13, 2003, Telxon and the plaintiff class reached a tentative settlement of all pending shareholder class actions against Telxon. Under the settlement, Telxon anticipated that it would pay $37,000 to the class. As a result of anticipated contributions by Telxon's insurers, Telxon expected that its net payment would be no more than $25,000. On December 19, 2003, the settlement received preliminary approval from the Court. On February 12, 2004, the Court granted its final approval of the settlement. On February 27, 2004, we paid $25,000 to the class in accordance with the settlement. Telxon has not settled its lawsuit against its former auditors, PricewaterhouseCoopers LLP ("PwC"), and, as part of the proposed settlement of the class action, Telxon has agreed to pay to the class, under certain circumstances, up to $3,000 of the proceeds of that lawsuit.

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

Wyser-Pratte Management Co. v. Telxon Corporation, et al.

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

         On March 12, 2003, HHP filed a Motion to Dismiss, which was denied on November 14, 2003. With respect to our claim for a declaratory judgment that 36 of HHP's patents are not infringed by us, or that they are otherwise invalid or unenforceable, the Court denied HHP's motion to dismiss with respect to 10 of the patents, granted HHP's motion to dismiss with respect to 25 of the patents based on lack of subject matter jurisdiction, and granted HHP's motion to dismiss as to one HHP patent based on HHP's representation to the Court that the patent had been dedicated to the public and that HHP would not assert it against us. Pursuant to a stipulation between the parties, we have dismissed without prejudice our claim that HHP infringes 5 of the 12 Symbol patents and our action seeking a declaratory judgment with respect to the 10 HHP patents that remained in the case. On December 12, 2003, HHP asserted counterclaims against Symbol and Telxon (which had previously owned some of the patents asserted by Symbol) seeking a declaratory judgment that the Symbol patents were not infringed, were invalid and/or unenforceable. On the same day, HHP filed a third party complaint against 12 of its suppliers which, HHP claims, are liable to defend and/or indemnify HHP with respect to Symbol's infringement claims. We expect discovery to commence later in 2004.

Hand Held Products, Inc. and HHP-NC, Inc. v. Symbol Technologies, Inc. and Telxon Corporation

         On January 7, 2004, Symbol was served with a summons and complaint alleging that certain of its products infringe 4 patents owned by HHP. Three of the patents concern the design of a finger groove on the surface of a hand held computer, and the fourth concerns a decoding algorithm for 2 dimensional bar codes. These patents had been the subject of Symbol's declaratory judgment complaint, described above, but had been dismissed by the Court based on HHP's representation to the Court that Symbol had no reasonable apprehension of being sued by HHP for infringement of these patents. Discovery is underway. A final pretrial conference is scheduled for June 17, 2004. It is expected that a trial date will be set at the conference. Symbol intends to defend this case vigorously on the merits.

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

Symbol has moved for partial summary judgment on Metrologics breach of contract claim, which has been fully briefed by the parties. Symbol intends to defend the case vigorously on the merits.

Symbol Technologies, Inc. et al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnership

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

         A 27-day non-jury trial was held before the Court beginning on November 18, 2002, and concluding on January 17, 2003. Post-trial briefing was completed in late June 2003.

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

         On September 17, 2003, a jury awarded approximately $218,000 in damages against Telxon. This sum included an award of approximately $6,000 to an individual. On September 24, 2003, the individual and SMI moved to add Symbol as a substitute or counterclaim defendant. That motion was subsequently withdrawn by SMI. On October 7, 2003, Telxon made a motion to impound and secure the trial record of certain exhibits, and on October 8, 2003, Telxon made motions for judgment in its favor notwithstanding the jury's verdicts, and for a new trial. In the event this relief is not granted, Telxon requested that the amount of the jury's verdicts be reduced. Also, Telxon requested that the execution of any judgment against Telxon entered by the Court be stayed without the posting of a bond, or in the alternative, that a bond be set at a maximum of $3,700. In support of its motions, Telxon argued that the jury's verdicts were based upon inadmissible evidence being improperly provided to the jury during its deliberations; that the absence of liability on the part of Telxon was conclusively established by the documents in evidence; and that the amounts awarded to SMI were based on legally irrelevant projections, and are wildly speculative, particularly given that SMI never had any revenue or profits. In addition, Telxon argued that the jury verdicts incorrectly awarded damages more than once for the same alleged injury by adding together two separate awards for lost profits, and by improperly combining different measures of damages.

         On May 6, 2004 the Court entered judgment against Telxon for approximately $218,000 in damages plus statutory interest from the date of the verdict. This amount includes an award to an individual for approximately $6,000. The Court also granted the individual's motion to add Symbol as a counterclaim defendant. The Court denied Telxon's motions for judgment in its favor, for a new trial, and for a reduction in the verdict. The Court also rejected Telxon's motion for a stay of the execution of the judgment. The Court rejected SMI's and the individual's motions for prejudgment interest, and did not set a bond amount for appeal. Symbol and Telxon have appealed these rulings in the Court of Common Pleas for Summit County, Ohio and have filed a motion to stay execution of the judgment. In the alternative, Symbol and or Telxon will post a bond to appeal the judgment. We believe the maximum bond allowed under Ohio law is $50,000 and that Symbol and Telxon have the ability to post a bond of that amount. We believe that Symbol and Telxon have strong grounds on which to appeal and do not currently believe that an unfavorable outcome with respect to the SMI judgment is probable at this time. Moreover, there can be no certainty at this time as to the likely amount of loss, if any. Accordingly, as of March 31, 2004 we have not recorded a liability in our consolidated financial statements with respect to the SMI judgment. However, there can be no assurance that Symbol and or Telxon will not be found to be ultimately liable for the damage awards.

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

         Symbol denies BSI's allegations and claims that it properly terminated any agreements between BSI and Symbol. Additionally, Symbol filed a counterclaim against BSI alleging trademark infringement, depreciation of the value of the goodwill attached to Symbol's trademark and damages in the sum of Canadian $1,281, representing the unpaid balance of product sold by Symbol to BSI. Discovery in the matter is ongoing.

         On October 30, 2003, BSI filed an Application For Leave with the Canadian Competition Tribunal ("Tribunal"). BSI is seeking an Order from the Tribunal that would require Symbol to accept

BSI as a customer on the "usual trade terms" as they existed prior to the termination of their agreement in April 2003. The Tribunal granted leave for BSI to proceed with its claim against Symbol on January 15, 2004. Symbol filed an appeal of the Tribunal's decision before the Federal Court of Appeals on April 22, 2004.

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

         b. Guarantees and Product Warranties

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

         The following table illustrates the changes in our warranty reserves:

                                                                 Amount
            Balance at December 31, 2003 ....................   $ 20,828
            Charges to expense--cost of revenue..............      7,668
            Utilization/payment .............................     (7,901)
                                                                --------
            Balance at March 31, 2004 .......................   $ 20,595
                                                                ========

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

         As of March 31, 2004 and December 31, 2003, respectively, we had $27,195 and $40,673 in notional amounts of forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. These contracts are primarily denominated in British pounds, Euros, Australian dollars, Canadian dollars and Japanese yen and have been marked to market each period with the resulting gains and losses included as a component of cost of revenue in the Condensed Consolidated Statement of Operations. The fair value of these forward exchange contracts was $(133) as of March 31, 2004, which is recorded in current liabilities and $107 as of December 31, 2003, which was recorded in current assets.

10. INCOME TAXES

         As discussed in Note 9a in the notes to the condensed consolidated financial statements, in April 2004 we changed our estimate of the amount for certain pending class action lawsuits and government fines, which may not be deductible for tax purposes. At December 31, 2003, our estimate of the non-deductible amount was $5,000, currently we estimate such non-deductible amount to approximate $40,000. Accordingly, we reversed a previously recorded deferred tax asset of $13,475, as we believe this deferred tax asset is unlikely to be realizable. Below are the components of our provision for income taxes for the three months ended March 31, 2004.

                                                            Amount       Percent
                                                            ------       -------
Earnings before income taxes                               $ 30,461
         Deferred tax asset impairment        $13,475                      44.3

         Income tax expense                    10,158                      33.3
                                              -------                      ----
         Total provision for income taxes                    23,633        77.6
                                                             ------        ====
Net earnings                                               $  6,828
                                                           ========

11. EXECUTIVE RETIREMENT PLAN

         We maintain an Executive Retirement Plan (the "Plan") in which certain highly compensated associates are eligible to participate. Our obligations under the Plan are not funded. The components of net periodic benefit cost at March 31, 2004 and 2003 are as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                            ---------
                                                       2004           2003
                                                       ----           ----
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost .................................          $370          $372
Interest cost ................................           322           338
Amortization of prior service cost............            66            66
Recognized actuarial loss ....................             0            53
                                                        ----          ----
Net periodic benefit cost ....................          $758          $829
                                                        ====          ====

EMPLOYER CONTRIBUTIONS TO THE PLAN

         We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to contribute approximately $372 to the Plan to cover expected benefit payments during 2004. As of March 31, 2004, $35 has been paid and we anticipate contributing an additional $337 to cover the expected benefit payments for the Plan in 2004.

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

         The Products segment sells bar code and other forms of data capture equipment, mobile computing devices, wireless communication equipment and other peripheral products and receives royalties. The Services segment provides wireless communication solutions that connect our bar code reading equipment and mobile computing devices to wireless networks. This segment also provides worldwide comprehensive repair and maintenance integration and support in the form of service contracts or repairs on an as-needed basis. We use many factors to measure performance and allocate resources to these two reportable segments. The primary measurements are sales and standard costs. The accounting policies of the two reportable segments are essentially the same as those used to prepare our consolidated financial statements. We rely on our internal management system to provide us with necessary sales and standard cost data by reportable segment and we make financial decisions and allocate resources based on the information we receive from this management system. In the measurement of segment performance, we do not allocate manufacturing variances, research and development, sales and marketing, or general and administrative expenses. We do not use that information to make key operating decisions and do not believe that allocating these expenses is significant in evaluating performance.

         Beginning January 1, 2004, we revised our internal reporting of certain manufacturing costs, including but not limited to costs of re-working product, warranty costs, obsolescence costs and costs to scrap and no longer include these in our standard costing structure. As reflected in the table below, there is an increase in our standard gross profit and our manufacturing variances and other related costs for the three months ended March 31, 2004 as compared to the comparable period in 2003.

         Our internal structure is in the form of a matrix organization whereby certain managers are held responsible for products and services worldwide while other managers are responsible for specific geographic areas. The operating results of both components are reviewed on a regular basis.

         We operate in three main geographic regions: The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Sales are allocated to each region based upon the location of the use of the products and services. Non-U.S. sales for the three months ended March 31, 2004 and 2003 were $166,485 and $170,970, respectively.

         Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally temporary investments and goodwill.

         Summarized financial information concerning our reportable segments and geographic regions is shown in the following table.

                                                                FOR THE THREE MONTHS ENDED
                                                                --------------------------
                                                  MARCH 31, 2004                          MARCH 31, 2003
                                                  --------------                          --------------
                                        PRODUCTS     SERVICES       TOTAL       PRODUCTS     SERVICES       TOTAL
                                        --------     --------       -----       --------     --------       -----
REVENUES:
The Americas......................     $   229,094  $    45,277  $   274,371  $   185,080   $    50,248  $   235,328
EMEA..............................          89,241       22,960      112,201      104,836        22,829      127,665
Asia Pacific......................          29,904        3,175       33,079       20,787         2,567       23,354
                                       -----------  -----------  -----------  -----------   -----------  -----------
Total net sales...................     $   348,239  $    71,412  $   419,651  $   310,703   $    75,644  $   386,347
                                       ===========  ===========  ===========  ===========   ===========  ===========

STANDARD GROSS PROFIT:
The Americas......................     $   130,534  $     8,532  $   139,066  $    94,881   $    11,603  $   106,484
EMEA..............................          52,249        7,523       59,772       53,510         7,163       60,673
Asia Pacific......................          17,909        1,373       19,282       10,439           830       11,269
                                       -----------  -----------  -----------  -----------   -----------  -----------
Total gross profit at standard....     $   200,692  $    17,428      218,120  $   158,830   $    19,596      178,426
                                       ===========  ===========               ===========   ===========

Manufacturing variances & other
   related costs..................                                    23,192                                   6,554
                                                                 -----------                             -----------
Total gross profit................                               $   194,928                             $   171,872
                                                                 ===========                             ===========

                                                                      AS OF                                  AS OF
                                                                    MARCH 31,                            DECEMBER 31,
                                                                      2004                                   2003
                                                                      ----                                   ----
IDENTIFIABLE ASSETS:
The Americas......................                               $   818,037                             $   867,133
EMEA..............................                                   305,090                                 316,406
Asia Pacific......................                                    68,230                                  64,228
Corporate (principally goodwill,
   intangible assets and investments)                                398,603                                 398,751
                                                                 -----------                             -----------
     Total........................                               $ 1,589,960                             $ 1,646,518
                                                                 ===========                             ===========

13. RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or annual reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The Company does not currently hold any interests in VIE's that would require consolidation or additional disclosures.

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

OVERVIEW

         We are a leader in secure mobile information systems that integrate application-specific handheld computers with wireless networks for data, voice and bar code and other forms of data capture. Our goal is to be one of the world's preeminent suppliers of mission-critical mobile computing solutions to both business and industrial users. For the three months ended March 31, 2004, we generated $419,651 of revenue.

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

EXECUTIVE OVERVIEW OF PERFORMANCE

         Our total revenue for the three months ended March 31, 2004 was $419,651, an increase of 8.6 percent from total revenue of $386,347 for the three months ended March 31, 2003. The increase in revenue is primarily attributable to gradual strengthening in the global economy and increased spending in the information technology sector which resulted in growth in our product segment, particularly in mobile computing.

         Our gross profit was 46.5 percent for the three months ended March 31, 2004, an increase from 44.5 percent for the three months ended March 31, 2003. The increase is primarily due to our increased sales of higher margin product and efficiencies we have achieved in our manufacturing and distribution operations.

         We are committed and continue to invest in our people, processes and systems to improve our control environments, our effectiveness with our customers and our operational efficiencies. Accordingly, our selling, general and administrative expenses were $121,680 for the three months ended March 31, 2004, a 22.9 percent increase from the comparable period in 2003.

         With continued focus on our balance sheet, we have increased our cash to $179,033 at March 31, 2004, an increase of $29,016 from $150,017 at December 31, 2003, with no current borrowings under our secured credit line. We have also invested $15,221 in our business during the three months ended March 31, 2004 through purchases of property and computer equipment and related software of $11,171 and investments in other companies of $4,050. We expect to continue to make investments in property plant and equipment over the next 12 to 18 months in the range of $100,000 related primarily to our information technology business transformation initiatives.

RESULTS OF OPERATIONS

         The following table summarizes our revenue by geographic region and then by reportable segment and geographic region for which we use to manage our business:

                                   FOR THE THREE MONTHS ENDED MARCH 31
                                   -----------------------------------
                                                      VARIANCE IN  VARIANCE IN
                               2004         2003         $'S         PERCENT
                               ----         ----         ---         -------
Total Revenue
  The Americas...........  $    274,371 $    235,328 $     39,043     16.6
  EMEA...................       112,201      127,665      (15,464)   (12.1)
  Asia Pacific...........        33,079       23,354        9,725     41.6
                           ------------ ------------ ------------     ----
   Total Revenue.........       419,651      386,347       33,304      8.6
                           ============ ============ ============     ====
Product Revenue
  The Americas...........       229,094      185,080       44,014     23.8
  EMEA...................        89,241      104,836      (15,595)   (14.9)
  Asia Pacific...........        29,904       20,787        9,117     43.9
                           ------------ ------------ ------------     ----
   Total Product Revenue.       348,239      310,703       37,536     12.1
                           ============ ============ ============     ====
Service Revenue
  The Americas...........        45,277       50,248       (4,971)    (9.9)
  EMEA...................        22,960       22,829          131      0.6
  Asia Pacific...........         3,175        2,567          608     23.7
                           ------------ ------------ ------------     ----
   Total Service Revenue.  $     71,412 $     75,644 $     (4,232)    (5.6)
                           ============ ============ ============     ====

FOR THE THREE MONTHS ENDED MARCH 31, 2004

         Net product revenue for the three months ended March 31, 2004 was $348,239, an increase of 12.1 percent from $310,703 reported for the three months ended March 31, 2003. The increase in net product revenue of $37,536 is primarily due to continued growth in our mobile computing product offerings, which is our largest product line and represented approximately 42.5 percent of the total product revenue growth. Contributing to this increase is the growth from both our next generation mobile gun and portable data mobile computing devices, which collectively represented an increase of approximately 9 percent over the comparable prior year quarter. Also contributing to the product revenue growth was growth in automatic data capture of approximately 29 percent over the comparable prior year quarter which was primarily driven by a large rollout of wireless point-of-sale scanners to a nationwide retailer. Offsetting these increases were increases in our vendor and distributor rebates of approximately $3,246 over the comparable prior year quarter, which is recorded as a reduction to product revenue.

         Net services revenue of $71,412 for the three months ended March 31, 2004 decreased 5.6 percent from $75,644 reported in the three months ended March 31, 2003 due to our continued drive to utilize third party service providers for the lower margin service activities. Also contributing to the decrease was a lower level of cash collections compared to the comparable prior year period, as our U.S. service revenue is recognized on a billed and collected basis.

         Geographically, the Americas revenue for the three months ended March 31, 2004 was $274,371, an increase of 16.6 percent from the $235,328 reported in the three months ended March 31, 2003 mainly due to the reasons described above. EMEA revenue of $112,201 decreased 12.1 percent for the three months ended March 31, 2004, from $127,665 reported in the comparable period in 2003. Approximately $10,000 of the decrease is related to the timing of revenue recognition from our thinly capitalized value added resellers and approximately $3,200 of the decrease is related to a deferral of revenue from our EMEA distributors. Asia Pacific revenue increased 41.6 percent to $33,079 for the three months ended March 31, 2004 from $23,354 reported in the three months ended March 31, 2003 primarily the result of continued penetration of all of our product offerings into this marketplace. The Americas, EMEA and Asia Pacific represent approximately 65.4, 26.7 and 7.9 percent of revenue, respectively, for the three months ended March 31, 2004.

         Product cost of revenue as a percentage of net product revenue was 47.7 percent for the three months ended March 31, 2004 as compared to 50.3 percent in the three months ended March 31, 2003. This decrease is primarily due to increased efficiencies gained in our manufacturing and distribution operations. Additionally, during the period ended March 31, 2004, the Company recorded a $2,860 reduction in its accrued restructuring expenses related to manufacturing transition activities. This amount represents the estimated sub-lease income expected on our vacated facility space in Bohemia, New York. The initial charge was recorded as a charge to product cost of revenue.

         Services cost of revenue as a percentage of net services revenue was
82.0 percent for the three months ended March 31, 2004 as compared to 76.9 percent in the three months ended March 31, 2003, primarily due to the decreased level of revenues recognized on a billed and collected basis while costs remained relatively constant. Also included in service cost of revenue at March 31, 2004 and 2003 are global services transition restructuring costs of approximately $1,629 and $979, respectively which relate to workforce reductions and lease obligation costs.

OPERATING EXPENSES

         Operating expenses consist of the following for the three months ended March 31:

                                                     VARIANCE IN  VARIANCE IN
                               2004         2003         $'S        PERCENT
                               ----         ----         ---        -------
Engineering..............  $     41,559 $     37,055 $      4,504     12.2
Selling, general and
  administrative.........       121,680       99,031       22,649     22.9
Provision for legal
  settlements............            --       72,000      (72,000)  (100.0)
Stock based
  compensation expense...         2,234          776        1,458    187.9
Restructuring and
  impairment charges.....            --           87          (87)  (100.0)
                           ------------ ------------ ------------    -----
                           $    165,473 $    208,949 $    (43,476)   (20.8)
                           ============ ============ ============    =====

         Total operating expenses of $165,473 decreased 20.8 percent for the three months ended March 31, 2004 from $208,949 in three months ended March 31, 2003. This decrease is largely driven by the fact that the prior year three month period ended March 31, 2003 included a provision on legal settlements of $72,000. There was no provision on legal settlements required during the current three months ended March 31, 2004. Offsetting this decrease are increases in our engineering expenses and selling, general and administrative expenses of $4,504 and $22,649 which represent a 12.2 percent and 22.9 percent increase respectively, for the three months ended March 31, 2004 as compared to the comparable prior period of 2003.

         Also included in total operating expenses are amounts associated with non-cash compensation expenses associated with our stock option plans. As of March 31, 2003, due to the inability of Symbol to make timely filings with the Commission, our stock option plans were held in abeyance, meaning that our employees could not exercise their options until we became current with our filings. As an accommodation to both current and former Symbol associates whose options were impacted by this suspension, the Compensation Committee of the Board approved an abeyance program that allowed associates whose options were affected during the suspension period the right to exercise such options up to 90 days after the end of the suspension period. This resulted in a new measurement date for those options, which led to a non-cash accounting compensation charge for the intrinsic value of those vested options when the employee either terminated employment during the suspension period or within the 90 day period after the end of the suspension period. Such expense amounted to $2,234 and $776 for the three months ended March 31, 2004 and 2003, respectively. On February 25, 2004, the date on which we became current with our regulatory filings with the SEC, this suspension period ended.

         Engineering and selling, general and administrative expenses are summarized in the following table:

                                FOR THE YEARS THREE MONTHS ENDED MARCH 31
                                -----------------------------------------
                                                     VARIANCE IN   VARIANCE IN
                               2004         2003       DOLLARS       PERCENT
                               ----         ----       -------       -------
Engineering..............  $     41,559 $   37,055   $      4,504       12.2%
  Percent of Net Sales...          9.9%        9.6%

Selling, general and
  administrative.........  $   121,680  $   99,031   $     22,649       22.9%
  Percent of Net Sales...         29.0%       25.6%

         Engineering costs for the three months ended March 31, 2004 increased
12.2 percent to $41,559 from $37,055 for the three months ended March 31, 2003. The increase was due to additional investments in mobile computing and RFID (Radio Frequency Identification). The increase was consistent with our projected expenditures and actual revenue growth as engineering spending as a percentage of revenue remained relatively consistent.

         Selling, general and administrative expenses for the three months ended March 31, 2004 increased 22.9 percent to $121,680 from $99,031 for the three months ended March 31, 2003. The increase is primarily due to our increased revenues and our increased investment in worldwide sales, marketing and financial personnel throughout 2003 and through the first quarter of 2004. Also included in selling, general and administrative expenses at March 31, 2004 is a pretax compensation and related benefits charge of $2,800 recorded in connection with the resignation of our former Chief Executive Officer, representing 2.3 percent of selling, general and administrative expenses during the period.

OTHER (INCOME)/EXPENSE, NET

         In accordance with the provisions of SFAS No. 133, the gain or loss on the change in fair value of the portion of our investment in Cisco common stock classified as trading, coupled with the gain or loss on the change in fair value of the embedded derivative has been recorded as a component of other income or loss in each reporting period. The net impact of these fair value adjustments included in other (income) is $(1,713) for the three months ended March 31, 2004. Other (income) was partially offset by interest expense for the three months ended March 31, 2004. Included in other expense for the three months ended March 31, 2003 is a write-down of $3,025 for a cost method investment which was considered to be other than temporary.

PROVISION FOR INCOME TAXES

         Our effective rate for the three months ended March 31, 2004 and 2003 was 77.6% and 24.6%, respectively. As discussed in Note 9a in the notes to the condensed consolidated financial statements, in April 2004 we changed our estimate of the amount for certain pending class action lawsuits and government fines, which may not be deductible for tax purposes. At December 31, 2003, our estimate of the non-deductible amount was $5,000, currently we estimate such non-deductible amount to approximate $40,000. Accordingly, we reversed a previously recorded deferred tax asset of $13,475, as we believe this deferred tax asset is unlikely to be realizable. Below are the components of our provision for income taxes for the three months ended March 31, 2004.

                                                            Amount       Percent
                                                            ------       -------
Earnings before income taxes                               $ 30,461
         Deferred tax asset impairment          $13,475                    44.3
         Income tax expense                      10,158                    33.3
                                                -------                    ----
         Total provision for income taxes                    23,633        77.6
                                                             ------        ====
Net earnings                                               $  6,828
                                                           ========

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         The following table summarizes Symbol's cash and cash equivalent balances as of March 31, 2004 and December 31, 2003 and the results of our statement of cash flows for the three months ended March 31,

                                                                      2004        2003        $ CHANGE
                                                                      ----        ----        --------
Cash and cash equivalents ......................................   $ 179,033    $ 150,017    $  29,016
                                                                   =========    =========    =========
Net cash provided by /(used in):
    Operating activities .......................................      40,789       71,288      (30,499)
    Investing activities .......................................     (15,221)     (13,150)      (2,071)
    Financing activities .......................................       4,082      (37,062)      41,144
    Effect of exchange rate changes on cash and cash equivalents        (634)       1,390       (2,024)
                                                                   ---------    ---------    ---------
Net increase in cash and cash equivalents ......................   $  29,016    $  22,466    $   6,550
                                                                   =========    =========    =========

         Net cash provided by operating activities during the three months ended March 31, 2004 was $40,789, as compared to $71,288 for the same period last year. Net cash provided by operating activities decreased during the three months ended March 31, 2004 as compared to the comparable prior year period primarily due to our use of cash to reduce and pay down our outstanding accounts payable and accrued expenses. Included in the use of cash was the $25,000 settlement related to the Telxon class action lawsuit, that was paid in February 2004.

         Net cash used in investing activities for the three months ended March 31, 2004 was $15,221, as compared to $13,150 for the same period last year. Net cash used in investing activities principally consists of net investments in other companies and capital expenditures for property, plant and equipment. The increase during the three months ended March 31, 2004, when compared to the same period last year, was primarily due to increased investments in other companies as we invested $4,050 and $1,777 of cash during the three months ended March 31, 2004 and 2003, respectively.

         Net cash provided by financing activities during the three months ended March 31, 2004 was $4,082, as compared to net cash used in financing activities of $(37,062) during the same period last year. Net cash provided by financing activities during the three months ended March 31, 2004 consists of proceeds from stock option exercises and long-term debt of $10,293 and $13,745, respectively offset by purchases of treasury stock of $(19,956) as compared to cash used in financing activities for repayments on long-term debt of $(36,575) in the same period last year.

         The following table presents selected key performance measurements we use to monitor our business for the three months ended March 31,

                                                           2004          2003
                                                           ----          ----
Days sales outstanding (DSO)............................   26.0          32.5
Inventory turnover - product only.......................    4.2           3.6

         We continue to effectively manage our net accounts receivables, ending the three months ended March 31, 2004 with receivables of $119,624, a decrease of $32,753 from $152,377 at December 31, 2003. Through aggressive collection strategies we have been able to reduce our average days sales outstanding to
26.0 days during the three months ended March 31, 2004 from an average of 32.5 days in the three months ended March 31, 2003.

         We have also continued to improve our efficiencies in our manufacturing and distribution operations and have decreased our inventory levels by $1,170 to $211,692 at March 31, 2004 from $212,862 at December 31, 2003. As a result of increased revenues and the efficiencies we have instituted in our manufacturing and distribution operations we have been able to increase the average number of times that our inventory turns to 4.2 from 3.6 for the three months ended March 31, 2004 as compared to the comparable period in 2003.

OTHER LIQUIDITY MEASURES

         Other measures of our liquidity including the following:

                                                          MARCH 31, DECEMBER 31,
                                                            2004        2003
                                                            ----        ----
Working capital.......................................... $188,254   $197,808
  (current assets minus current liabilities)
Current ratio (current assets to current liabilities)....    1.4:1      1.4:1

         Current assets as of March 31, 2004 decreased by $56,822 from December 31, 2003, due to short-term deferred tax assets being converted into net operating losses which are deemed to be long-term deferred tax assets. Additionally and as discussed in Note 10 of the notes to the condensed consolidated financial statements, we reversed a previously recorded deferred tax asset of $13,475 as we believe this asset may not be realized. Accounts receivable also decreased due to improved cash collections, however a portion of the cash generated was used to pay down and reduce our outstanding accounts payable and accrued expenses. Current liabilities as of March 31, 2004 decreased $47,268 from December 31, 2003 primarily due to a decrease in accounts payable and accrued expenses which was largely driven by a $25,000 payment made in February 2004 related to the settlement of the Telxon class action lawsuit which was included in accounts payable and accrued expenses at December 31, 2003. As a result, working capital decreased $9,554 between March 31, 2004 and December 31, 2003. Our current ratio was 1.4:1 at March 31, 2004 and December 31, 2003.

FINANCING ACTIVITIES

         As of March 31, 2004 and December 31, 2003, there were no borrowings outstanding under our $60,000 secured credit line.

         In addition to our secured credit line, we have additional uncommitted loan agreements with various overseas banks pursuant to which the banks have agreed to provide lines of credit totaling $25,132 with a range of borrowing rates and varying terms. As of March 31, 2004, we had no loans outstanding under these lines. These agreements continue until such time as either party terminates the agreements.

         During 2000, we entered into a $50,000 lease receivable securitization agreement. This agreement matured on December 31, 2003, but was renewed for an additional three months without the payment of amounts outstanding at such time. Subsequent to December 31, 2003, we have been unable to securitize additional lease receivables until we provide certain financial information to the financial institution. During the three months ended March 31, 2004 and 2003, we did not securitize any additional lease receivables. Factors that are reasonably likely to affect our ability to continue using these financing arrangements include the ability to generate lease receivables that qualify for securitization and the ability of the financial institution to obtain an investment grade rating from either of the two major credit rating agencies. We do not consider the securitization of lease receivables to be a significant contributing factor to our continued liquidity.

EXISTING INDEBTEDNESS

         At March 31, 2004 and December 31, 2003 long-term debt outstanding, excluding current maturities, was as follows:

                                             MARCH 31, 2004   DECEMBER 31, 2003
                                             --------------   -----------------
Secured credit line .........................   $   --              $   --
Secured installment loan.....................     13,825                --
SAILS exchangeable debt .....................     94,005              98,927
Other .......................................        239                 319
                                                --------            --------
                                                 108,069              99,246
Less: current maturities.....................      3,633                 234
                                                --------            --------
Long-term debt ..............................   $104,436            $ 99,012
                                                ========            ========

         In March 2004, we entered into a secured installment loan agreement with a bank for $13,825. The loan is payable in four semiannual installments of $3,655 commencing October 1, 2004. The proceeds received under the loan were used to finance certain Company software license arrangements.

         In January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. The 4,160 shares of Cisco common stock had a market value of $98,051 at March 31, 2004 and $100,797 at December 31, 2003. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in Investment in Marketable Securities in the Consolidated Balance Sheets. This debt has a seven-year maturity and we pay interest at a cash coupon rate of 3.625 percent.

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

         The derivative has been combined with the debt instrument in long-term debt in the Condensed Consolidated Balance Sheets and presented on a net basis as permitted under FIN No. 39, "Offsetting of Amounts Related to Certain Contracts," as there exists a legal right of offset. The SAILS liability, net of the derivative asset, represents $94,005 at March 31, 2004.

         The remaining portion of long-term debt outstanding relates primarily to capital lease obligations.

CONTRACTUAL CASH OBLIGATIONS

         The following is a summary of the contractual commitments associated with our debt and lease obligations as of March 31, 2004.

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                NINE
                                               MONTHS
                                    TOTAL    ENDED 2004     2005        2006        2007       2008       THEREAFTER
                                    -----    ----------     ----        ----        ----       ----       ----------
Long-term debt.................    $107,848      $3,455      $6,920      $3,463      $   5     $94,005           $ --
Capital lease commitments......         221         177          44          --         --          --             --
Operating lease commitments....      96,406      15,683      17,835      14,960     12,791      10,788         24,349
                                   --------     -------     -------     -------    -------    --------        -------
Total..........................    $204,475     $19,315     $24,799     $18,423    $12,796    $104,793        $24,349
                                   ========     =======     =======     =======    =======    ========        =======

         Currently, our primary source of liquidity is cash flow from operations and the secured credit line. Our primary liquidity requirements continue to be working capital, engineering costs, and financing and investing activities.

         Our ability to fund planned capital expenditures and to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our secured credit line will be adequate to meet our future liquidity needs for the next twelve months.

         We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our secured credit line in an amount sufficient to enable us to fund our other liquidity needs or pay our indebtedness. If we consummate an acquisition, our liquidity and/or debt service requirements could increase.

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

         On an on-going basis, we evaluate our estimates and judgments, including those related to product return reserves, allowance for doubtful accounts, legal contingencies, inventory valuation, warranty reserves, useful lives of long-lived assets, derivative instrument valuations and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of the Notes to the Consolidated Financial Statements "Summary of Significant Accounting Policies" summarizes each of our significant accounting policies in our Annual Report on Form 10-K. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

         Service and maintenance sales are recognized when there is persuasive evidence of an arrangement, the services are rendered, the price is fixed and determinable and collectibility is reasonably assured, which is primarily upon receipt of payment.

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

GOODWILL IMPAIRMENTS

         Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology mobile computing industry. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform our goodwill impairment test on an annual basis. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or annual reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The Company currently does not hold any interests in VIE's that would require consolidation or additional disclosures.

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

         The Commission and the Eastern District have commenced separate investigations relating to certain of our prior accounting practices. In response to an inquiry from the Commission, we conducted an initial internal investigation, with the assistance of a law firm, in May 2001 relating to such accounting practices, which we subsequently discovered was hindered by certain of our former employees. The Commission expressed dissatisfaction with the initial investigation. In March 2002, we undertook an approximately eighteen-month internal investigation, with the assistance of a second law firm and independent forensic accounting team, the results of which gave rise to the restatement of our financial statements, which we filed with the SEC in our Annual Report on Form 10-K/A on February 25, 2004. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-K/A. Symbol has also been given notice that the Commission is considering recommending civil actions against Symbol and certain of our former employees for violations of federal securities laws.

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

PENDING LITIGATION MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOW.

         Symbol, certain members of our former senior management team and certain former members of our Board of Directors are named defendants in a number of purported class actions alleging violations of federal securities laws, including issuing materially false and misleading statements that had the effect of artificially inflating the market price of our common stock, as well as related derivative actions. We currently have accrued $142.0 million related to the pending class action lawsuits and estimated government fines filed against Symbol. The plaintiffs have yet to specify the amount of damages being sought in certain of the related civil actions and, therefore, we are unable to estimate what our ultimate liability in such lawsuits may be.

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

         In addition, we may be obligated to indemnify and advance legal expenses to such former directors, officers or employees in accordance with the terms of our certificate of incorporation, bylaws, other applicable agreements and Delaware law. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the underwriters of our directors and officers insurance policy may seek to rescind or otherwise deny coverage in some or all of these matters, in which case we may have to self-fund the indemnification amounts owed to such directors and officers. Our ultimate liability in these civil actions may have a material adverse effect on our results of operations and financial condition.

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

         On September 17, 2003, a jury awarded approximately $218 million in damages against Telxon, which we acquired in November 2000, for claims relating to an alleged contract with Smart Media of Delaware, Inc. Telxon made certain post-verdict motions seeking, among other things, a new trial or a reduction in the amount of the jury verdict. On May 6, 2004 the Court entered judgment against Telxon for approximately $218,000 in damages plus statutory interest from the date of the verdict. The Court denied Telxon's motions for judgment in its favor, for a new trial, and for a reduction in the verdict. The Court also rejected Telxon's motion for a stay of the execution of the judgment. Symbol and Telxon have appealed these rulings and have filed a motion to stay execution of the judgment. In the alternative, Symbol and or Telxon will post a bond to appeal the judgment.

         While we are still vigorously defending against this lawsuit, we may ultimately be liable for the full amount of the jury verdict, which could have a material adverse effect on our results of operations, financial condition and business. As of March 31, 2004, we have not recorded any liability in our consolidated financial statements with respect to this matter.

         We are also subject to lawsuits in the normal course of business, which can be expensive and lengthy, disrupt normal business operations and divert management's attention from ongoing business operations. An unfavorable resolution to any lawsuit could have a material adverse effect on our business, results of operations and financial condition. See Note 9a, "Legal Matters" for additional information regarding material litigation.

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

         These initiatives, along with the initiatives we have underway related to our compliance with the Sarbanes Oxley Act of 2002, are intended to materially improve our internal controls and procedures, address systems and personnel issues and help ensure a corporate culture that emphasizes integrity, honesty and accurate financial reporting. These initiatives address Symbol's control environment, organization and staffing, policies, procedures, documentation and information systems. See Item 4, "Controls and Procedures."

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

ONGOING REVIEW OF OUR PUBLIC FILINGS BY THE COMMISSION MAY RESULT IN THE FURTHER AMENDMENT OR RESTATEMENT OF OUR PERIODIC REPORTS. IF THE FOREGOING OCCURRED, THERE COULD BE A MATERIAL ADVERSE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK AND OUR ABILITY TO ACCESS THE CAPITAL MARKETS.

         The investigations by Symbol resulted in a restatement of our previous years financial statements that were filed delinquently with the SEC. The Commission may provide us with comments on this filing or any of our previous filings, which would require us to amend or restate previously filed periodic reports. If we are required to amend or restate our periodic filings, investor confidence may be reduced, our stock price may substantially decrease and our ability to access the capital markets may be limited.

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

WE ARE SUBJECT TO RISKS RELATED TO OUR OPERATIONS OUTSIDE THE UNITED STATES.

A substantial portion of our net revenues have been from foreign sales.
For the quarter ended March 31, 2004, foreign sales accounted for approximately 39.7% of our net revenue. We also manufacture most of our products outside the United States, and we anticipate that an increasing percentage of new products and subassemblies will be manufactured outside the United States. Overall margins for our products have increased throughout 2003 and the first three months of 2004 partially as a result of increased efficiencies due to the transfer of internal manufacturing to our Reynosa facility and external manufacturing to lower cost producers in China, Taiwan and Singapore.

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

FLUCTUATIONS IN EXCHANGE RATES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

         Most of our equipment sales in Western Europe and Asia are billed in foreign currencies and are subject to currency exchange fluctuations. In prior years, changes in the value of the U.S. dollar compared to foreign currencies have had an impact on our sales and margins. We cannot predict the direction or magnitude of currency fluctuations. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our results of operations and financial condition. For example, we purchase a large number of parts, components and third-party products from Japan. The value of the yen in relation to the U.S. dollar strengthened during 2002 and has continued to appreciate throughout 2003 and the first three months of 2004. If the value of the yen continues to strengthen relative to the dollar, there could be a material adverse effect on our results of operations.

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

         For the quarter ended March 31, 2004, approximately 55% of our product cost of revenue can be attributed to our facility in Reynosa, and we estimate that such percentage will be similar or higher for the remainder of 2004.

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

         We have been sued in Mexico by a plaintiff who alleges she is the legal owner of some of the property on which our facility in Reynosa is located. See
Note 9a, "Legal Matters--Other Litigation--Lic. Olegario Cavazos Cantu, on behalf of Maria Leonor Cepeda Zapata vs. Symbol de Mexico, Sociedad de R.L. de C.V." If use of our manufacturing facility in Reynosa, Mexico were interrupted by natural disaster, the aforementioned lawsuit or otherwise, there could be a material adverse effect on our operations until we could establish alternative production and service operations.

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

         If shortages or delays exist, we may not be able to secure enough components at reasonable prices and acceptable quality and, therefore, may not be able to meet consumer demand for our products, which could have a material adverse effect on our business and results of operations. Although the availability of components did not materially impact our business in 2003 or thus far in 2004, we cannot predict when and if component shortages will occur. If we are unable to develop alternative sources for our raw materials if and as required, we could incur additional set-up costs, which could result in delays in manufacturing and the delivery of our products and thereby have a material adverse effect on our business, results of operations and financial condition.

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

         o changes in quarterly revenue or earnings estimates by the investment community; and

         o speculation in the media or investment community about our strategic position, financial condition, results of operations, business, significant transactions, the restatement or the previously discussed government investigations.

         General market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance may also affect the price of our stock. For these reasons, investors should not rely on recent trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, following periods of volatility in a company's securities or a restatement of previously reported financial statements, securities class actions may be filed against a company. We are currently litigating a number of securities class action lawsuits. See "-- Pending litigation may have a material adverse effect on our results of operations and financial condition."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 7A of Symbol's Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of various market risks that Symbol is exposed to. The market risks we are exposed to have not materially changed from such disclosure.

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

         During 2003 and 2002, we learned of certain deficiencies in our internal control that existed in 2002 and prior years. Additionally, as of December 31, 2003, we identified a material weakness related to the manner in which we process transactions to record our revenue as our current processes and procedures to record revenue transactions requires substantive manual intervention and are reliant on several departments in our sales and finance organization. These deficiencies are summarized as follows:

         o   inadequate systems and systems interfaces;

         o   inadequate and untimely account reconciliations;

         o   numerous manual journal entries; and

         o   informal worldwide policies and procedures.

We have taken measures to improve the effectiveness of our internal controls and we believe these efforts address the matters described above. Certain measures we have taken since the discovery of such deficiencies include, but are not limited to, the following:

         o centralized the responsibility of revenue under a revenue controller's department, reporting directly to the Chief Accounting Officer;

         o undertaken a project to establish formalized worldwide policies and procedures to be approved by the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer;

         o undertaken a project to identify responsible associates for account reconciliations, including approvals;

         o implemented formal review processes of transactions where there still exists manual intervention; and

         o investing in software and hardware systems upgrades that will improve the integration of our sales, finance and accounting departments and improve the accuracy of our revenue reporting.

         As required by Rule 13a-15(b) of the Exchange Act, Symbol has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report. Based upon the evaluation, Symbol's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, as of March 31, 2004, Symbol's disclosure controls and procedures were effective, except as described above, at the reasonable assurance level to ensure that information required to be disclosed in Symbol's reports filed or submitted under the Exchange Act was accumulated and communicated to Symbol's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         It will take some time before we have in place the rigorous disclosure controls and procedures, including internal controls and procedures, that our Board of Directors and senior management are striving for. As a result of our efforts, however, we believe that our Condensed Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Quarterly Report on Form 10-Q contains the information required to be included in accordance with the Exchange Act.

         During the first quarter 2004, we continued to make improvements in our financial reporting by continuing to hire qualified personnel and refine our formal review processes of manual transactions. We will continue to assess our disclosure controls and procedures and will take any further actions that we deem necessary.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The information set forth in Note 9 in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Symbol held its Annual Meeting of Stockholders on April 26, 2004. At that meeting, stockholders elected six individuals as directors of the Company for terms that will expire at the Annual Meeting to be held in 2005. In addition, stockholders approved three additional Company proposals as follows: the amendment and restatement of the Symbol Technologies, Inc. Executive Bonus Plan, the adoption of the Symbol Technologies, Inc. 2004 Equity Incentive Award Plan and the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal year 2004. The individuals elected and the results of the voting are as follows:

Proposal 1--Election of Directors

                                   VOTES FOR           VOTES WITHHELD
                                   ---------           --------------
         Robert J. Chrenc          193,155,693            7,965,623
         Salvatore Iannuzzi        192,934,767            8,186,549

         Edward Kozel              195,948,847            5,172,469
         William R. Nuti           195,971,068            5,150,248
         George Samenuk            194,279,061            6,842,255
         Melvin A. Yellin          194,594,291            6,527,025

Proposal 2--Amendment and Restatement of the Symbol Technologies, Inc. Executive Bonus Plan

--------------------------------------------------------------------------------
 VOTES FOR        VOTES AGAINST         VOTES WITHHELD         BROKER NON-VOTE
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
143,638,947         7,297,115              5,597,495             44,587,759
--------------------------------------------------------------------------------

Proposal 3--Adoption of the Symbol Technologies, Inc. 2004 Equity Incentive Award Plan

--------------------------------------------------------------------------------
 VOTES FOR        VOTES AGAINST         VOTES WITHHELD         BROKER NON-VOTE
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
120,663,420         30,252,927             5,617,210             44,587,759
--------------------------------------------------------------------------------

Proposal 4--Ratification of the appointment of Ernst & Young LLP as independent auditors for fiscal year 2004

        ---------------------------------------------------------------
          VOTES FOR              VOTES AGAINST          VOTES WITHHELD
        ---------------------------------------------------------------

        ---------------------------------------------------------------
         195,735,622               2,174,324               3,211,370
        ---------------------------------------------------------------

         The following individuals retired as directors of Symbol as of April 26, 2004: George Bugliarello, Leo A. Guthart, Harvey P. Mallement, Raymond R. Martino Sr. and James A. Simons.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

             10.1   2000 Directors' Stock Option Plan (as amended and restated).

             10.2 Symbol Technologies, Inc. Executive Bonus Plan (as amended and restated).

             10.3   Symbol Technologies, Inc. 2004 Equity Incentive Award Plan.

             31.1   Certification of Chief Executive Officer, pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2   Certification of Chief Financial Officer, pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The following Reports on Form 8-K were filed during the quarter ended March 31, 2004:

--------------------------------------------------------------------------------
Date Filed                Item No.(s)         Description
--------------------------------------------------------------------------------
February 23, 2004         5, 7 and 12         Issuing of press release
                                              announcing preliminary 2003 fourth
                                              quarter results.
--------------------------------------------------------------------------------
February 26, 2004         5, 7 and 12         Filing of quarterly reports on
                                              Form 10-Q for the first three
                                              quarters of 2003.
--------------------------------------------------------------------------------
March 10, 2004            5, 7 and 12         Issuing of press release
                                              announcing unaudited results for
                                              the fourth quarter and year ended
                                              December 31, 2003.
--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMBOL TECHNOLOGIES, INC.


Dated:  May 10, 2004          By:  /s/  William R. Nuti
                                   --------------------------------
                                   William R. Nuti
                                   Chief Executive Officer, President, Chief
                                   Operating Officer and Director
                                   (principal executive officer)


Dated:  May 10, 2004          By:  /s/  Mark T. Greenquist
                                   ---------------------------------
                                   Mark T. Greenquist
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (principal financial officer)


Dated:  May 10, 2004          By:  /s/  James M. Conboy
                                   -------------------------------
                                   James M. Conboy
                                   Vice President - Controller and Chief
                                   Accounting Officer
                                   (principal accounting officer)