Form 10-Q
period 2004-06-30
SYMBOL TECHNOLOGIES INC
filed 2004-07-30
CIK 278352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

                         YES [X]    NO [ ]

     The number of shares outstanding of the registrant's classes of common stock, as of July 27, 2004, was as follows:

                Class                                   Number of Shares
                -----                                   ----------------
     Common Stock, par value $0.01                         239,347,456

DOCUMENTS INCORPORATED BY REFERENCE:   NONE.

                            SYMBOL TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                              FOR THE QUARTER ENDED
                                  JUNE 30, 2004

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
     Item 1. Condensed Consolidated Financial Statements.......................1
             Condensed Consolidated Balance Sheets at
               June 30, 2004 (Unaudited) and December 31, 2003.................1
             Condensed Consolidated Statements of Operations for
               the Three and Six Months Ended June 30, 2004 and
               2003 (Unaudited) ...............................................2
             Condensed Consolidated Statements of Cash Flows for
               the Six Months Ended June 30, 2004 and 2003
               (Unaudited) ....................................................3
             Notes to Condensed Consolidated Financial
               Statements (Unaudited) .........................................4
     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................27
     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......39
     Item 4. Controls and Procedures..........................................39

PART II - OTHER INFORMATION
     Item 1. Legal Proceedings................................................41
     Item 6. Exhibits and Reports on Form 8-K.................................41

Signatures....................................................................43

Certifications................................................................44

                         PART I - FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          2004              2003
                                                                                    --------------    --------------
ASSETS                                                                                (Unaudited)
------
Cash and cash equivalents....................................................       $      143,686    $      150,017
Accounts receivable, less allowance for doubtful accounts of $10,907 and
   $13,946, respectively.....................................................              110,482           152,377
Inventories..................................................................              216,363           212,862
Deferred income taxes........................................................              167,629           182,571
Other current assets.........................................................               31,610            36,204
                                                                                    --------------    --------------
   Total current assets......................................................              669,770           734,031
Property, plant and equipment, net...........................................              211,375           210,888
Deferred income taxes........................................................              223,218           228,470
Investment in marketable securities..........................................              100,004           102,136
Goodwill.....................................................................              303,584           302,467
Intangible assets, net.......................................................               30,147            33,729
Restricted cash..............................................................               50,005                --
Other assets.................................................................               31,684            34,797
                                                                                    --------------    --------------
   Total assets..............................................................       $    1,619,787    $    1,646,518
                                                                                    ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses........................................       $      413,447    $      496,134
Current portion of long-term debt............................................                7,017               234
Deferred revenue.............................................................               40,171            34,615
Accrued restructuring expenses...............................................                6,975             5,240
                                                                                    --------------    --------------
   Total current liabilities.................................................              467,610           536,223
Long-term debt, less current maturities......................................              107,926            99,012
Deferred revenue.............................................................               16,778            19,729
Other liabilities............................................................               45,078            70,956

Contingencies (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 10,000 shares, none issued or
   outstanding...............................................................                   --                --
Series A Junior Participating preferred stock, par value $1.00; authorized
   500 shares, none issued or outstanding....................................                   --                --
Common stock, par value $0.01; authorized 600,000 shares; issued 269,609
   shares and 256,897 shares, respectively...................................                2,696             2,569
Additional paid-in capital...................................................            1,453,217         1,342,229
Accumulated other comprehensive (loss) / earnings, net.......................               (7,537)            4,498
Deferred compensation........................................................              (12,630)               --
Accumulated deficit..........................................................             (156,408)         (189,669)
                                                                                    --------------    --------------
                                                                                         1,279,338         1,159,627
LESS:
Treasury stock, at cost, 29,616 shares and 26,130 shares, respectively.......             (296,943)         (239,029)
                                                                                    --------------    --------------
   Total stockholders' equity................................................              982,395           920,598
                                                                                    --------------    --------------
          Total liabilities and stockholders' equity.........................       $    1,619,787    $    1,646,518
                                                                                    ==============    ==============

            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                           FOR THE                                FOR THE
                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                              JUNE 30,
                                           --------------------------------------   -------------------------------------
                                               2004                    2003               2004                   2003
                                           -------------          ---------------    ---------------      ---------------
REVENUE:
Product................................    $     356,602          $       290,296    $       704,841      $       600,999
Services...............................           76,183                   83,523            147,595              159,167
                                           -------------          ---------------    ---------------      ---------------
                                                 432,785                  373,819            852,436              760,166

COST OF REVENUE:
Product cost of revenue................          186,123                  165,047            352,318              321,386
Services cost of revenue...............           49,979                   56,383            108,507              114,519
                                           -------------          ---------------    ---------------      ---------------
                                                 236,102                  221,430            460,825              435,905
                                           -------------          ---------------    ---------------      ---------------
Gross profit...........................          196,683                  152,389            391,611              324,261
                                           -------------          ---------------    ---------------      ---------------

OPERATING EXPENSES:
Engineering............................           42,060                   38,130             83,619               75,185
Selling, general and administrative....          119,073                  108,419            240,753              207,450
(Recovery)/provision for legal
   settlements.........................           (9,000)                      --             (9,000)              72,000
Stock based compensation expense.......              375                    1,456              2,609                2,232
Restructuring and impairment charges...              509                      136                509                  223
                                           -------------          ---------------    ---------------      ---------------
                                                 153,017                  148,141            318,490              357,090
                                           -------------          ---------------    ---------------      ---------------

Earnings/(loss) from operations........           43,666                    4,248             73,121              (32,829)

Other (expense) / income, net..........           (7,958)                   4,522             (6,952)                 488
                                           -------------          ---------------    ---------------      ---------------

Earnings/(loss) before income taxes....           35,708                    8,770             66,169              (32,341)


Provision for/(benefit from) income
         taxes.........................            6,937                    2,155             30,570               (7,943)
                                           -------------          ---------------    ---------------      ---------------

NET EARNINGS/(LOSS)....................    $      28,771          $         6,615    $        35,599      $       (24,398)
                                           =============          ===============    ===============      ===============
EARNINGS/(LOSS) PER SHARE:

Basic and diluted......................    $        0.12          $          0.03    $          0.15      $         (0.11)
                                           =============          ===============    ===============      ===============
CASH DIVIDENDS DECLARED PER COMMON
         SHARE.........................    $          --          $            --    $          0.01      $          0.01
                                           =============          ===============    ===============      ===============

WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING:
Basic..................................          235,531                  230,770            233,608              230,649
Diluted................................          239,541                  236,820            239,302              230,649

            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                       FOR THE
                                                                SIX MONTHS ENDED JUNE 30,
                                                               --------------------------
                                                                   2004          2003
                                                                ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss) ..........................................   $  35,599    $ (24,398)
ADJUSTMENTS TO RECONCILE NET EARNINGS/(LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and equipment      28,462       26,202
Other amortization ...........................................       8,272        7,164
Provision for losses on accounts receivable ..................         973        8,420
Provision for inventory writedown ............................       1,759       21,787
Deferred income tax provision/(benefit) ......................      18,953       (7,943)
Non-cash stock based compensation expense ....................       2,609        2,232
Loss on disposal of property, plant and equipment ............         334         --
Gain on sale of property, plant and equipment and other assets        --            (89)
Change in fair value of derivative ...........................        (164)       7,759
Unrealized holding loss / (gain) on marketable securities ....       2,454      (14,934)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable .......................................      36,111       30,721
   Inventories ...............................................      (5,735)      31,966
   Other assets ..............................................       6,710       (2,252)
   Accounts payable and accrued expenses .....................     (76,968)      24,828
   Accrued restructuring expenses ............................       1,735        2,386
   Other liabilities and deferred revenue ....................       2,501        6,460
                                                                 ---------    ---------
      Net cash provided by operating activities ..............      63,605      120,309
                                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in other companies, net of cash acquired ..........      (4,610)      (1,777)
Proceeds from sale of property, plant and equipment and other
   assets ....................................................        --            521
Purchases of property, plant and equipment ...................     (30,055)     (24,494)
Restricted cash ..............................................     (50,000)        --
Investments in intangible and other assets ...................      (1,862)      (1,963)
                                                                 ---------    ---------
   Net cash used in investing activities .....................     (86,527)     (27,713)
                                                                 ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt ................        (176)     (71,636)
Proceeds from long-term debt .................................      13,825         --
Proceeds from exercise of stock options and warrants .........      33,956        4,623
Purchase of treasury shares ..................................     (26,374)      (5,110)
Dividends paid ...............................................      (2,338)      (2,312)
                                                                 ---------    ---------
   Net cash provided by (used in) financing activities .......      18,893      (74,435)
                                                                 ---------    ---------
Effects of exchange rate changes on cash .....................      (2,302)       3,694
                                                                 ---------    ---------
Net (decrease) / increase in cash and cash equivalents .......      (6,331)      21,855
Cash and cash equivalents, beginning of period ...............     150,017       76,121
                                                                 ---------    ---------
      Cash and cash equivalents, end of period ...............   $ 143,686    $  97,976
                                                                 =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest .....................................................   $   6,768    $   3,463
Income taxes .................................................   $   7,508    $     886


            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF JUNE 30, 2004 AND
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

     Symbol Technologies, Inc., The Enterprise Mobility Company(TM), and subsidiaries delivers products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, mobile computing platforms, wireless infrastructure, mobility software and services programs under the Symbol Enterprise Mobility Services brand.

     The Condensed Consolidated Financial Statements include the accounts of Symbol Technologies, Inc. and its majority-owned and controlled subsidiaries. References herein to "we" or "our" or "us" or the "Company" refer to Symbol Technologies, Inc. and subsidiaries unless the context specifically requires otherwise. The Condensed Consolidated Financial Statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission" or "SEC").

     In our opinion, the Condensed Consolidated Financial Statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly our financial position as of June 30, 2004, and the results of our operations and cash flows for the three and six months ended June 30, 2004 and 2003, in accordance with the instructions to Form 10-Q of the Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

     We account for our employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB Opinion No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant. Except in connection with certain restricted stock awards (see note 5a), no stock based compensation expense has been recognized for the fixed portion of our plans; however, during the first quarter 2004 and in 2003, certain stock-based compensation expenses have been recognized through our operating results related to options of certain current and former associates. We have adopted the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

     The following table illustrates the effect on net earnings/(loss) and earnings/(loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                                  THREE MONTHS           SIX MONTHS ENDED
                                                                                 ENDED JUNE 30,                JUNE 30,
                                                                            -----------------------    ------------------------
                                                                              2004           2003        2004           2003
                                                                            ----------    ---------    ----------    ----------
Net earnings/(loss) - as reported .......................................   $   28,771    $   6,615    $   35,599    $  (24,398)

Stock based employee compensation expense included in reported
   net earnings/(loss), net of related tax effects ......................          231          895         1,605         1,373

Less total stock based employee compensation expense determined under the fair value based method for all awards, net of
   related tax effects ..................................................       (5,380)      (4,812)      (10,280)       (9,374)
                                                                            ----------    ---------    ----------    ----------

Pro forma net earnings/(loss) ...........................................   $   23,622    $   2,698    $   26,924    $  (32,399)
                                                                            ==========    =========    ==========    ==========

Basic net earnings/(loss) per share:
   As reported ..........................................................   $     0.12    $    0.03    $     0.15    $    (0.11)
   Pro forma ............................................................   $     0.10    $    0.01    $     0.12    $    (0.14)
Diluted net earnings / (loss) per share:
   As reported ..........................................................   $     0.12    $    0.03    $     0.15    $    (0.11)
   Pro forma ............................................................   $     0.10    $    0.01    $     0.11    $    (0.14)

     The weighted average fair value of options granted during the three and six months ended June 30, 2004 and 2003 was $7.16 and $8.41, and $7.31 and $7.01 per option, respectively. In determining the fair value of options and stock purchase warrants granted for purposes of calculating the pro forma results disclosed above for the three and six months ended June 30, 2004 and 2003, we used Black-Scholes option pricing model and assumed the following: a risk free interest rate of 2.8 percent; an expected option life of 4.7 years; an expected volatility of 61 percent; and a dividend yield of 0.16 percent per year.

Restricted Cash

     Restricted cash at June 30, 2004 of $50,005 represents a deposit that collateralizes a bond serving as security for the trial court judgment against Telxon and Symbol for Telxon vs. SmartMedia of Delaware, Inc. pending appeal. The cash is held in a trust and is restricted as to withdrawal or use, and is currently invested in a short-term certificate of deposit. Interest income earned from this investment is paid to the Company. (See note 9c)

2. INVENTORIES

                                            JUNE 30,          DECEMBER 31,
                                             2004                 2003
                                           -----------        -----------
Raw materials............................  $    71,369        $    66,500
Work-in-process..........................       25,502             24,422
Finished goods...........................      119,492            121,940
                                           -----------        -----------
                                           $   216,363        $   212,862
                                           ===========        ===========

     The amounts shown above are net of inventory reserves of $68,048 and $109,331 as of June 30, 2004 and December 31, 2003, respectively, and include inventory on consignment of $46,779 and $34,564 as of June 30, 2004 and December 31, 2003, respectively.

3. GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

                                                 PRODUCT       SERVICES        TOTAL
                                                ----------    ----------     ----------
Balance as of December 31, 2003................ $  246,253    $   56,214     $  302,467
Brazil acquisition(a)..........................      1,552           253          1,805
Trio acquisition(b)............................        560            --            560
Translation adjustments........................     (1,067)         (181)        (1,248)
                                                ----------    ----------     ----------
Balance as of June 30, 2004.................... $  247,298    $   56,286     $  303,584
                                                ==========    ==========     ==========

(a)  See Note 8a.
(b)  See Note 8b.

     Other than goodwill, the Company's intangible assets, all of which are subject to amortization, consist of the following:

                                                              JUNE 30, 2004                  DECEMBER 31, 2003
                                                     -----------------------------     ------------------------------
                                                                       ACCUMULATED                     ACCUMULATED
                                                     GROSS AMOUNT     AMORTIZATION     GROSS AMOUNT    AMORTIZATION
                                                     -------------  --------------     -----------   ----------------
Patents, trademarks and tradenames...............    $      25,856  $      (16,034)    $    35,080   $        (24,670)
Purchased technology.............................           27,800         (11,641)         27,800             (9,652)
Other............................................            7,250          (3,084)          7,250             (2,079)
                                                     -------------  --------------     -----------   ----------------
                                                     $      60,906  $      (30,759)    $    70,130   $        (36,401)
                                                     =============  ==============     ===========   ================

     The amortization expense for the three months ended June 30, 2004 and 2003 amounted to $2,474 and $2,285, respectively. The amortization expense for the six months ended June 30, 2004 and 2003 amounted to $5,444 and $4,458, respectively.

     Estimated amortization expense for the above intangible assets, assuming no additions or writeoffs, for the six months ended December 31, 2004 and for each of the subsequent years ending December 31 is as follows:

2004 (six months)...................................................    $  4,560
2005.................................................................      8,832
2006.................................................................      6,510
2007.................................................................      5,057
2008.................................................................      4,046
Thereafter...........................................................      1,142
                                                                        --------
                                                                        $ 30,147
                                                                        ========

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

     The following table sets forth the computation of basic and diluted earnings/(loss) per share:

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                    -----------------------   ------------------------
                                                       2004         2003         2004          2003
                                                    ----------   ----------   ----------    ----------
Numerator:
Earnings/(loss) applicable to common
   shares for basic and diluted calculation.....    $   28,771   $    6,615   $   35,599    $  (24,398)
                                                    ==========   ==========   ==========    ==========
Denominator:
Weighted-average common shares..................       235,531      230,770      233,608       230,649
Effect of dilutive securities:
   Stock options and warrants...................         4,008        6,050        5,677            --
   Restricted Stock.............................             2           --           17            --
                                                    ----------   ----------   ----------    ----------
Denominator for diluted calculation.............       239,541      236,820      239,302       230,649
                                                    ==========   ==========   ==========    ==========

     Stock options and warrants outstanding for the three months ended June 30, 2004 and 2003 aggregating 13,067 and 19,383, respectively, of potentially dilutive shares have not been included in the diluted per share calculations since their effect would be antidilutive.

     Stock options and warrants outstanding for the six months ended June 30, 2004 and 2003 aggregating to 12,566 and 20,069, respectively, of potentially dilutive shares have not been included in the diluted per share calculations since their effect would be antidilutive.

5. SHAREHOLDERS' EQUITY

     a. Restricted Stock

     In May 2004, the Company granted 920,000 shares of restricted stock awards to certain executives and non-employee directors of the Company. On the date of grant, the market value of these restricted stock awards aggregated $13,005. The non-employee director restricted stock awards totaled 20,000 shares and cliff-vest at January 1, 2005. The remaining 900,000 executive restricted stock awards cliff-vest in five years provided the Company's return on net assets for four consecutive quarters does not exceed 16.4%. If the Company's return on net assets for four consecutive quarters exceeds 16.4% or other greater return on net asset target percentages as defined in grant document, portions of the executive restricted stock awards vesting will be accelerated.

     b. Comprehensive Earnings

     The components of comprehensive earnings are as follows:

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                   -------------------------    -------------------------
                                                      2004           2003          2004           2003
                                                   ----------     ----------    -----------    ----------
Net earnings/(loss)                                $   28,771     $    6,615    $    35,599    $  (24,398)
Other comprehensive income:
 Change in unrealized gains and losses on
  available-for-sale securities, net of tax              (340)            (3)           198           156
 Change in unrealized fair value of derivative
  instruments, net of tax                                 (20)           345           (132)          960
 Translation adjustments, net of tax                  (11,026)         6,829        (12,099)        8,807
                                                   ----------     ----------     ----------     ---------
Total                                              $   17,385     $   13,786     $   23,566     $ (14,475)
                                                   ==========     ==========     ==========     =========

     c. Dividends

     On February 10, 2004, Symbol's Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,338 and was paid on April 9, 2004 to shareholders of record on March 19, 2004.

6. RESTRUCTURING AND IMPAIRMENT CHARGES

     a. Telxon Acquisition

     We recorded certain restructuring, impairment and merger integration related charges related to our Telxon acquisition during 2001 and 2002. Approximately $61 relating to lease obligation costs charges was included in accrued restructuring expenses as of December 31, 2003. During the six month period June 30, 2004, $28 was paid and as of June 30, 2004, $33 remained in accrued restructuring expenses.

     b. Manufacturing Transition

     In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East contract manufacturing partners. As a result of these activities, we incurred restructuring charges during 2002 and 2001. During the first quarter of 2004, the Company entered into a sub-lease arrangement at its Bohemia, New York facility and recorded the anticipated sub-lease income of approximately $2,860 as a reduction of the lease obligation cost, which had been previously recorded in 2001. This amount has been recorded as a reduction to product cost of revenue during the first quarter of 2004. Included in accrued restructuring expenses as of June 30, 2004 is $1,001 of net lease obligations relating to these manufacturing restructuring charges.

                                                                LEASE
                                                             OBLIGATION
                                                                COSTS
                                                            -------------
Balance at December 31, 2003............................    $       4,356
Utilization/payments....................................             (304)
Provision reduction.....................................           (2,860)
                                                            -------------
Balance at March 31, 2004...............................            1,192
Utilization/payments....................................             (191)
                                                            -------------
Balance at June 30, 2004................................    $       1,001
                                                            =============

     c. Global Services Transition

     During the first quarter of 2003, our global services organization initiated restructuring activities which included transitioning a portion of our repair operations to Mexico and the Czech Republic, reorganizing our professional services group to utilize third party service providers for lower margin activities, and reorganizing our European management structure from a country based structure to a regional structure. The costs incurred in the first quarter of 2003 in connection with this restructuring which related almost entirely to workforce reductions, were approximately $1,066, of which $979 and $87 was recorded as a component of cost of revenue and operating expenses, respectively. These restructuring activities are expected to be completed by the end of 2004.

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

     In connection with the global services transition, during 2004 the Company recorded an additional provision of $1,629 in the first quarter of 2004 and $3,836 in the second quarter of 2004, which relate to lease obligation costs net of sub-lease income and further work force reductions. These amounts have been recorded as a component of service cost of revenue in the first and second quarters of 2004, respectively. Further global services transition restructuring activities are being considered and future benefits are not yet defined, therefore, we cannot reasonably estimate the remaining cost expected to be incurred. These restructuring activities are expected to be completed by the end of 2004.

     During the second quarter of 2004, the shared services organization initiated restructuring activities which included the consolidating and transitioning of back office transactional activities to the Czech Republic. The costs associated with this restructuring relate to workforce reductions. The total amount incurred in connection with this restructuring activity was $509, all of which was recorded as a component of operating expenses in the second quarter of 2004. Further shared service restructuring activities are being considered and future benefits are not yet defined, therefore, we cannot reasonably estimate the remaining cost expected to be incurred. These restructuring activities are expected to be completed in the first quarter of 2005.

     Details of the global services transition restructuring charges and remaining balances as of June 30, 2004 are as follows:

                                                           LEASE        ASSET
                                          WORKFORCE     OBLIGATION    IMPAIRMENTS
                                          REDUCTIONS       COSTS       AND OTHER     TOTAL
                                          ----------    ----------    ----------    ----------
Balance at December 31, 2003              $       79    $      572    $      172    $      823
Provision - cost of revenues                     367         1,262          --           1,629
Utilization/payments                             (41)         (126)          (23)         (190)
                                          ----------    ----------    ----------    ----------
Balance at March 31, 2004                        405         1,708           149         2,262
Provision - cost of revenues                   1,463         2,323            50         3,836
Provision - operating expenses                   509          --            --             509
Translation adjustments                         --            --              70            70
Utilization/payments                            (402)         (269)          (65)         (736)
                                          ----------    ----------    ----------    ----------
Balance at June 30, 2004                  $    1,975    $    3,762    $      204    $    5,941
                                          ==========    ==========    ==========    ==========

7. LONG-TERM DEBT

     On March 16, 2004, our $45,000 secured credit line was increased to $60,000. Borrowings, which are secured by U.S. trade receivables, bear interest at either LIBOR plus 175 basis points, which approximated 3.12% at June 30, 2004, or the base rate of the syndication agent bank, which approximated 4.25% at June 30, 2004. This secured credit line expires in May 2006. As of June 30, 2004 and December 31, 2003, there were no borrowings outstanding under the secured credit line.

     On March 31, 2004, we entered into a secured installment loan with a bank for $13,825. The loan is secured by U.S. trade receivables and is payable in four semiannual installments of $3,655 commencing October 1, 2004. The proceeds under the loan were used to finance certain software license arrangements.

     In January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock. This debt has a seven-year maturity and bears interest at a cash coupon rate of 3.625 percent of the original notional amount of debt of $174,200. At maturity, the SAILS are exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. The SAILS contain an embedded equity collar, which effectively manages a large portion of our exposure to fluctuations in the fair value of our holdings in Cisco common stock. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS No. 133. The change in fair value of this derivative between reporting dates is recognized as other income. The derivative has been combined with the debt instrument in long-term debt as there is a legal right of offset and is in accordance with Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." The SAILS liability, net of the derivative asset, represents $100,974 and $98,927 of the total long-term debt balance outstanding at June 30, 2004 and December 31, 2003, respectively. We have the option to terminate the SAILS arrangement prior to its scheduled maturity. If we terminate the SAILS arrangement prior to its scheduled maturity by delivering our Cisco common stock our cash payment would not exceed the present value of our future coupon payments at the time of termination. At the present time, we do not anticipate terminating the SAILS arrangement prior to its scheduled maturity date.

8. ACQUISITIONS

     a. Brazil Acquisition

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

     As we control Symbol Brazil, we have consolidated this subsidiary. The minority interest in earnings of operations of Symbol Brazil was immaterial for the three and six months ended June 30, 2004 and 2003, respectively.

     b. Trio Security, Inc.

     In June 2004, we purchased all of the issued and outstanding capital stock of Trio Security, Inc. ("Trio"), a privately held designer and developer of next generation security solutions for enterprise networks and mobile applications for handheld devices, for $600, excluding transaction costs. Pursuant to the acquisition agreement, $500 of the purchase price was paid in June 2004 and $100 was paid in July 2004. The acquisition is expected to enhance and expand the range of applications that Symbol offers. The acquisition was accounted for as a purchase and accordingly, Trio's operating results since the acquisition date have been included in Symbol's condensed consolidated financial statements. Trio became part of the Company's Product segment. The assets acquired and liabilities assumed have been recorded at their estimated fair values. Substantially all of the purchase price has been preliminarily allocated to goodwill at June 30, 2004.

     We have not shown the pro forma effects of this acquisition as the results of operations of the acquired company prior to our acquisition was immaterial in relation to our condensed consolidated financial statements.

9. CONTINGENCIES

     a. Guarantees and Product Warranties

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

     The following table illustrates the changes in our warranty reserves:

                                                                   Amount
                                                               -------------
          Balance at December 31, 2003.....................    $      20,828
          Charges to expense--cost of revenue..............           13,042
          Utilization/payment..............................          (14,324)
                                                               -------------
          Balance at June 30, 2004.........................    $      19,546
                                                               =============

     b. Derivative Instruments and Hedging Activities

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

     As of June 30, 2004 and December 31, 2003, respectively, we had $42,653 and $40,673 in notional amounts of forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. These contracts are primarily denominated in British pounds, Euros, Australian dollars, Canadian dollars and Japanese yen and have been marked to market each period with the resulting gains and losses included as a component of cost of revenue in the Condensed Consolidated Statement of Operations. The fair value of these forward exchange contracts was ($153) as of June 30, 2004, which is recorded in current liabilities and $107 as of December 31, 2003, which was recorded in current assets.

     c. Legal Matters

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

GOVERNMENT INVESTIGATIONS

     The SEC issued a Formal Order Directing Private Investigation and Designating Officers to Take Testimony with respect to certain accounting matters, principally concerning the timing and amount of revenue recognized by Symbol during the period of January 1, 2000 through December 31, 2001 as well as the accounting for certain reserves, restructurings, certain option programs and several categories of cost of revenue and operating expenses. We cooperated with the SEC, and have produced hundreds of thousands of documents and numerous witnesses in response to the SEC's inquiries. Symbol and approximately ten or more former employees have received so-called "Wells Notices" stating that the SEC Staff in the Northeast Regional Office is considering recommending to the Commission that it authorize civil actions against Symbol and the individuals involved alleging violations of various sections of the federal securities laws and regulations.

     The United States Attorney's Office for the Eastern District of New York (the "Eastern District") commenced a related investigation. We cooperated with that investigation, and produced documents and witnesses in response to the Eastern District's inquiries.

     In addition, as a result of the investigations, various governmental entities at the federal, state and municipal levels may conduct a review of our supply arrangements with them to determine whether we should be considered for debarment. If we are debarred, we would be prohibited for a specific period of time from entering into new supply arrangements with such government entities. In addition, after a government entity has debarred Symbol, other government entities are likely to act similarly. The Company being subject to debarment from governmental supply arrangements at a significant level could have an adverse effect on our business, results of operations and financial condition.

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

     In June 2003, Robert Korkuc, Symbol's former Chief Accounting Officer, who left Symbol in March 2003, pleaded guilty to two counts of securities fraud in connection with matters that are the subject of the Commission and the Eastern District investigations. These counts included allegations that Mr. Korkuc acted with others at Symbol in a fraudulent scheme to inflate various measures of Symbol's financial performance. The Commission also has filed a civil complaint asserting similar allegations against Mr. Korkuc. In addition, on June 8, 2004, the Eastern District announced the indictment of eight former Symbol employees, including Tomo Razmilovic, former president and chief executive officer, Kenneth Jaeggi, former senior vice president and chief financial officer, Leonard Goldner, former executive vice president and general counsel, Brian Burke, former senior vice president (operations), Michael DeGennaro, former senior vice president (finance), Frank Borghese, former senior vice president (worldwide sales and service), Christopher Desantis, former vice president (finance) and James Heuschneider, former director (finance). The Eastern District also announced that three additional former Symbol employees pled guilty to conspiracy charges. In addition, the Commission filed complaints against the 11 above identified individuals charging them with with securities fraud and other violations of the securities laws.

     On June 3, 2004, we announced that Symbol had resolved the investigation by the Eastern District by executing a non-prosecution agreement with the Eastern District. As a result, no criminal complaint will be filed against Symbol. In addition, Symbol announced an agreement with the Commission to resolve the allegations against Symbol that were under investigation by the Commission since May 2001. The agreements with the Eastern District and the Commission call for Symbol to pay $37,000 in cash to a restitution fund for members of the class consisting of purchasers of Symbol stock from February 15, 2000 to October 17, 2002, and $3,000 to the United States Postal Inspection Service Consumer Fraud Fund. In addition to Symbol's agreement to make those payments, as part of its agreements with the Eastern District and the Commission, Symbol acknowledged responsibility for previous misconduct by certain former employees; agreed to continue its cooperation with the Eastern District and Commission, to retain an independent, government-approved examiner to review Symbol's internal controls, financial reporting practices and its compliance with the settlement agreements, and to establish and maintain an annual training and education program designed to diminish the possibility of future violations of the federal securities laws. Should Symbol violate the agreement with the Eastern District or commit other crimes, Symbol shall be subject to prosecution for any offense, including any offense related to Symbol's past accounting practices. Pursuant to the agreement with the Commission, the Commission filed a proposed Final Consent Judgment in the Eastern District of New York providing for injunctive relief, enjoining Symbol from further violations of the securities laws, and a civil penalty in the amount of $37,000, as described above. Symbol has made the payments totaling $40,000 during the second quarter 2004, described above, as required by the agreements with the Eastern District and the Commission, and the proposed Final Consent Judgment has been entered by the Court. We currently estimate that this $40,000 may not be deductible for tax purposes.

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

     On September 27, 2002, a consolidated amended complaint was filed in the United States District Court for the Eastern District of New York, consolidating the previously filed purported class actions. The consolidated amended complaint added Harvey P. Mallement, George Bugliarello and Leo A. Guthart (the then current members of the Audit Committee of Symbol's Board of Directors) and Brian Burke and Frank Borghese (former employees of Symbol) as additional individual defendants and broadened the scope of the allegations concerning revenue recognition. In addition, the consolidated amended complaint extended the alleged class period to the time between April 26, 2000 and April 18, 2002. On June 3, 2004, we announced a settlement of the Pinkowitz lawsuit. For detailed information on this settlement, see the description under the Hoyle and Salerno caption below.

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

     On October 3, 2003, Symbol and the individual defendants moved to dismiss the Hoyle action as barred by the applicable statute of limitations. Prior to a decision of the Court on the motion to dismiss, the parties have reached an agreement that the Hoyle and Salerno matters would be resolved as part of the Pinkowitz settlement described above.

     On June 3, 2004, we announced Symbol's settlement of the Pinkowitz, Hoyle and Salerno lawsuits. Under the settlement, Symbol agreed to pay $98,000 in cash and stock to the class. In addition, the $37,000 civil penalty by the Commission, will be distributed to class members as described above. The settlement is subject to court approval. Dr. Jerome Swartz, Symbol's co-founder and former chairman, agreed to pay $4,000 in cash to the class to settle the Pinkowitz and Hoyle class action claims with respect to him. This $4,000 has been recorded as a component of recovery for legal settlements within operating expenses during the three months ended June 30, 2004, as this was previously recorded in the amount estimated to be paid by the Company. Claims brought by the plaintiffs against former Symbol employees Tomo Razmilovic, Kenneth Jaeggi, Brain Burke and Frank Borghese were not settled.

     In connection with the above pending class actions and government investigations, Symbol has recorded an accrued liability for legal settlements of $98,000 as of June 30, 2004 which is reflected as a component of accounts payable and accrued expenses in the accompanying condensed consolidated financial statements.

     Additionally and in connection with the class actions and government settlement, the Company received $5,000 from one of its officer's liability insurance carriers, which has been recorded as a component of recovery for legal settlements within operating expenses during the three months ended June 30, 2004.

Bildstein v. Symbol Technologies, Inc., et al.

     On April 29, 2003, a lawsuit was filed, entitled Bildstein v. Symbol Technologies, Inc., et. al., in the United States District Court for the Eastern District of New York against Symbol and Jerome Swartz, Harvey P. Mallement, Raymond R. Martino, George Bugliarello, Charles B. Wang, Tomo Razmilovic,

Leo A. Guthart, James Simons, Saul F. Steinberg and Lowell Freiberg. The plaintiff alleges that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and common and state law, by authorizing the distribution of proxy statements in 2000, 2001 and 2002. Plaintiff seeks the cancellation of all affirmative votes at the annual meetings for 2000, 2001 and 2002, canceling all awards under the option plans, enjoining implementation of the option plans and any awards thereunder and an accounting by the defendants for all damage to Symbol, plus all costs and expenses in connection with the action. Symbol has filed a motion to dismiss that is now fully briefed. On February 4, 2004, Symbol argued its motion to dismiss before the Court and is awaiting the Court's decision. Symbol still intends to defend the case vigorously on the merits, but in the interim, has entered into negotiations with the plaintiff regarding a possible settlement.

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

     Plaintiff seeks to recover incentive-based compensation paid to former senior members of Symbol's management in reliance on materially inflated financial statements and to impose a trust to recover cash and other valuable assets received by the former management defendants and former Symbol board members in the form of proceeds garnered from the sale of Symbol common stock (including option related sales) from at least January 1, 1998 through December 31, 2002. Symbol filed a motion to dismiss on March 29, 2004. On May 21, 2004, plaintiff filed an amended complaint. On June 9, 2004, Symbol filed a motion seeking to realign itself as plaintiff and take control of the litigation. That motion has not yet been fully briefed. On July 27, 2004, the Court approved a settlement that Symbol reached with the plaintiff in the Gold case. The settlement calls for the lawsuit to continue as direct litigation by Symbol on its own behalf against the defendants in Gold. As part of the settlement, the plaintiff in the Gold lawsuit consents to entry of Symbol's proposed order, under which Symbol will now be the plaintiff in this case. Symbol plans to continue to pursue this lawsuit vigorously and as part of the settlement, has agreed to pay $185 to cover the reasonable legal fees of the plaintiff's lawyer.

     In addition, on June 3, 2004, Symbol announced it had reached a settlement with Dr. Jerome Swartz, Symbol's co-founder and former chairman. The agreement called for Dr. Swartz to pay $4,000 in cash to the class to settle the Pinkowitz and Hoyle class action lawsuits as described above. Subject to his dismissal from the Gold case, Dr. Swartz agreed to pay an additional $7,200 in cash to Symbol and forfeit stock options having a value of $2,900 or to exercise those options and pay approximately $2,900 in cash or stock to the Company. The ability for Dr. Swartz to forfeit stock options ended July 1, 2004, his last day of employment with the Company, therefore he will either pay $2,900 in cash or stock to the Company. This settlement with Dr. Swartz is in addition to his agreement in July 2003 to relinquish approximately two years of salary, bonus and stock options remaining under his prior employment agreement.

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

     Fact discovery was completed on December 19, 2003. Expert discovery was concluded on April 16, 2004. On April 20, 2004, PwC made a supplemental production of documents to Telxon which included thousands of pages of materials never previously produced in the litigation. Because fact and expert discovery had already closed, Telxon filed a motion for sanctions against PwC, requesting, among other things, the entry of default judgment against PwC for discovery misconduct. The district court referred the motion to the magistrate judge for a report and recommendation. On July 2, 2004, the magistrate judge issued a report and recommendation that the district court enter default judgment on liability against PwC and in favor of Telxon. PwC filed objections to the magistrate judge's report and recommendation on July 19, 2004. Telxon has to reply to the objections by August 2, 2004. The district court will then rule upon PwC's objections and either accept, reject, or modify the recommended disposition of the magistrate judge. The district court is not required to hold a hearing.

     Assuming the district court follows the magistrate judge's report and recommendation and enters default judgment against PwC and in favor of Telxon, a trial on the issue of damages should occur in late 2004 or early 2005.

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

     Trial on the Symbol patents began on September 8, 2003. On September 12, 2003, the jury returned a verdict finding that two of the three asserted patents (the '183 and '441 Patents) had been infringed by Proxim. Proxim dropped its claims of invalidity as to all three Symbol patents, and consented to judgment against Proxim on those invalidity claims. The jury awarded Symbol 6% royalties on Proxim's past sales of infringing products, which include Proxim's OpenAir,
802.11 and 802.11b products. Based on Proxim's sales of infringing products from 1995 to the present, we estimate that damages for past infringement by Proxim amount to approximately $23,000 before interest. On July 28, 2004, the Court issued its opinion rejecting Proxim's equitable defenses, and directing that judgment be entered in favor of the Company in the amount of $23,000 for damages, plus $3,000 in interest. The Court denied Symbol's request for a 6 % royalty on Proxim's future sales. Symbol therefore intends to seek an injunction to prevent future infringing sales.

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

     On March 12, 2003, HHP filed a Motion to Dismiss, which was denied on November 14, 2003. With respect to our claim for a declaratory judgment that 36 of HHP's patents are not infringed by us, or that they are otherwise invalid or unenforceable, the Court denied HHP's motion to dismiss with respect to 10 of the patents, granted HHP's motion to dismiss with respect to 25 of the patents based on lack of subject matter jurisdiction, and granted HHP's motion to dismiss as to one HHP patent based on HHP's representation to the Court that the patent had been dedicated to the public and that HHP would not assert it against us. Pursuant to a stipulation between the parties, we have dismissed without prejudice our claim that HHP infringes 5 of the 12 Symbol patents and our action seeking a declaratory judgment with respect to the 10 HHP patents that remained in the case. On December 12, 2003, HHP asserted counterclaims against Symbol and Telxon (which had previously owned some of the patents asserted by Symbol) seeking a declaratory judgment that the Symbol patents were not infringed, were invalid and/or unenforceable. The parties have entered into a settlement agreement effective June 9, 2004, pursuant to which all asserted claims were dismissed, except HHP retained the right to reassert its third-party complaint to which the Company was not a party.

Hand Held Products, Inc. and HHP-NC, Inc. v. Symbol Technologies, Inc. and Telxon Corporation

     On January 7, 2004, Symbol was served with a summons and complaint alleging that certain of its products infringe 4 patents owned by HHP. Three of the patents concern the design of a finger groove on the surface of a hand held computer, and the fourth concerns a decoding algorithm for 2 dimensional bar codes. These patents had been the subject of Symbol's declaratory judgment complaint, described above, but had been dismissed by the Court based on HHP's representation to the Court that Symbol had no reasonable apprehension of being sued by HHP for infringement of these patents. The parties have entered into a settlement agreement effective June 9, 2004, pursuant to which all asserted claims were dismissed.

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

     On December 22, 2003, Metrologic withdrew its Demand for Arbitration, however, our counterclaims are still being heard. Discovery is ongoing and a 4 day hearing before the arbitrator has been scheduled to commence on October 28, 2004.

     In a separate matter relating to the Metrologic Agreement, we filed a demand for an arbitration against Metrologic seeking a determination that certain of our new bar code scanning products are not covered by Metrologic patents licensed to us under the Metrologic Agreement. We do not believe that the products infringe any Metrologic patents, but in the event there was a ruling to the contrary, our liability would be limited to the previously negotiated royalty rate. On June 6, 2003, the arbitrator ruled that whether we must pay royalties depends on whether our products are covered by one or more claims of Metrologic's patents, and that this issue must be litigated in court, not by arbitration. The arbitrator further ruled that we could not have materially breached the Metrologic Agreement, since the threshold infringement issue has not yet been determined. On June 19, 2003, after the arbitrator ruled that Metrologic's infringement allegations must be adjudicated in court, Metrologic filed a complaint against us in the District Court for the District of New Jersey, alleging patent infringement and breach of contract, and seeking monetary damages and termination of the Metrologic Agreement. On July 30, 2003, Symbol answered the complaint and asserted counterclaims for declaratory judgments of invalidity and noninfringement of Metrologic's patents and for non-breach of the Agreement. Discovery is proceeding. Symbol has moved for partial summary judgment on Metrologic's breach of contract claim, which has been fully briefed by the parties. Symbol intends to defend the case vigorously on the merits.

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

     On January 23, 2004, the Court concluded that Lemelson's patent claims are unenforceable under the equitable doctrine of prosecution laches; that the asserted patent claims as construed by the Court are not infringed by Symbol because use of the accused products does not satisfy one or more of the limitations of each and every asserted claim; and that the claims are invalid for lack of written description and enablement even if construed in the manner urged by Lemelson. In so concluding, the Court found that judgment should be entered in favor of plaintiffs Symbol and the other members of the Auto ID Companies and against defendant Lemelson Partnership on Symbol's and the Auto ID Companies' complaint for declaratory judgment. The Court entered its judgment on January 23, 2004. The Lemelson Partnership filed a notice of appeal on June 23, 2004. Their brief on appeal is due on or about September 3, 2004 and further appellate briefs from the parties will be due in the two month period following the filing of the Lemelson Partnership's brief.

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

     On May 6, 2004 the Court entered judgment against Telxon for approximately $218,000 in damages plus statutory interest from the date of the verdict. This amount includes an award to an individual for approximately $6,000. The Court also granted the individual's motion to add Symbol as a counterclaim defendant. The Court denied Telxon's motions for judgment in its favor, for a new trial, and for a reduction in the verdict. The Court rejected SMI's and the individual's motions for prejudgment interest. Symbol and Telxon have appealed these rulings, have posted $50,000 in cash as security for the judgment and have obtained a stay of execution of the judgment. We believe that Symbol and Telxon have strong grounds on which to appeal and do not currently believe that an unfavorable outcome with respect to the SMI judgment is probable at this time. Moreover, there can be no certainty at this time as to the likely amount of loss, if any. Accordingly, we have not recorded a liability in our consolidated financial statements with respect to the SMI judgment. However, there can be no assurance that Symbol and or Telxon will not be found to be ultimately liable for the damage awards.

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

10. INCOME TAXES

     In the quarter ended March 31, 2004, we changed our estimate of the amount for certain pending class action lawsuits and government fines, as discussed in
Note 9c, which may not be deductible for tax purposes. At December 31, 2003, our estimate of the non-deductible amount was $5,000. Currently, we estimate such non-deductible amount to approximate $40,000. Accordingly, we reversed a previously recorded deferred tax asset of $13,475, as we believe this deferred tax asset is unlikely to be realizable. Below are the components of our provision for income taxes for the six months ended June 30, 2004.

                                                                Amount      Percent
                                                              ---------    ----------
Earnings before income taxes                                  $  66,169
         Deferred tax asset impairment         $  13,475                     20.4
         Income tax expense                       17,095                     25.8
                                               ---------                   ----------
         Total provision for income taxes                        30,570      46.2
                                                              ---------    ==========
Net earnings                                                  $  35,599
                                                              =========

11. EXECUTIVE RETIREMENT PLAN

     We maintain an Executive Retirement Plan (the "Plan") in which certain highly compensated associates are eligible to participate. Our obligations under the Plan are not funded. The components of net periodic benefit cost for the three and six months ended June 30, 2004 and 2003 are as follows:

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                   ---------------------------       ---------------------------
                                                      2004             2003            2004              2003
                                                   ----------       ----------       ----------       ----------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                                       $      370       $      371       $      740       $      744
Interest cost                                             322              338              644              676
Amortization of prior service cost                         66               66              132              132
Recognized actuarial loss                                --                 53             --                106
                                                   ----------       ----------       ----------       ----------
Net periodic benefit cost                          $      758       $      828       $    1,516       $    1,658
                                                   ==========       ==========       ==========       ==========

EMPLOYER CONTRIBUTIONS TO THE PLAN

     We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to contribute approximately $372 to the Plan to cover expected benefit payments during 2004. As of June 30, 2004, $151 has been paid and we anticipate contributing an additional $230 to cover the expected benefit payments for the Plan in 2004 for a total of $381.

12. BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREAS

     Our business consists of delivering products and solutions that capture, move and manage information in real time to and from the point of business activity. In addition we provide customer support for our products and professional services related to these products and solutions. These services are coordinated under one global services organization. As a result, our activities are conducted in two reportable segments, Products and Services.

     The Products segment sells products and solutions in the forms of advanced data capture equipment, mobile computing devices, wireless communication equipment and other peripheral products and receives royalties. The Services segment provides wireless communication solutions that connect our data capture equipment and mobile computing devices to wireless networks. This segment also provides worldwide comprehensive repair and maintenance integration and support in the form of service contracts or repairs on an as-needed basis. We use many factors to measure performance and allocate resources to these two reportable segments. The primary measurements are sales and standard costs. The accounting policies of the two reportable segments are essentially the same as those used to prepare our consolidated financial statements. We rely on our internal management system to provide us with necessary sales and standard cost data by reportable segment and we make financial decisions and allocate resources based on the information we receive from this management system. In the measurement of segment performance, we do not allocate manufacturing variances, research and development, sales and marketing, or general and administrative expenses. We do not use that information to make key operating decisions and do not believe that allocating these expenses is significant in evaluating performance.

     Beginning January 1, 2004, we revised our internal reporting of certain manufacturing costs, including but not limited to costs of re-working product, warranty costs, obsolescence costs and costs to scrap and no longer include these in our standard costing structure. As reflected in the table below, there is an increase in our standard gross profit and our manufacturing variances and other related costs for the three and six months ended June 30, 2004 as compared to the comparable period in 2003.

     Our internal structure is in the form of a matrix organization whereby certain managers are held responsible for products and services worldwide while other managers are responsible for specific geographic areas. The operating results of both components are reviewed on a regular basis.

     We operate in three main geographic regions: The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Sales are allocated to each region based upon the location of the use of the products and services. Non-U.S. sales for the three and six months ended June 30, 2004 were $182,346 and $348,831, respectively. Non-U.S. sales for the three and six months ended June 30, 2003 were $151,317 and $322,287, respectively.

     Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally temporary investments and goodwill.

     Summarized financial information concerning our reportable segments and geographic regions is shown in the following table.

                                                                FOR THE THREE MONTHS ENDED
                                       -----------------------------------------------------------------------------
                                                   JUNE 30, 2004                          JUNE 30, 2003
                                       -------------------------------------  --------------------------------------
                                        PRODUCTS     SERVICES       TOTAL       PRODUCTS     SERVICES       TOTAL
                                       -----------  -----------  -----------  -----------   -----------  -----------
REVENUES:
The Americas......................     $   220,528  $    50,256  $   270,784  $   191,627   $    55,890  $   247,517
EMEA..............................         100,852       23,320      124,172       76,180        24,253      100,433
Asia Pacific......................          35,222        2,607       37,829       22,489         3,380       25,869
                                       -----------  -----------  -----------  -----------   -----------  -----------
Total net sales...................     $   356,602  $    76,183  $   432,785  $   290,296   $    83,523  $   373,819
                                       ===========  ===========  ===========  ===========   ===========  ===========

STANDARD GROSS PROFIT:
The Americas......................     $   122,230  $    14,826  $   137,056  $    97,980   $    13,670  $   111,650
EMEA..............................          59,126        8,505       67,631       40,587         8,812       49,399
Asia Pacific......................          19,472          876       20,348       11,633         1,497       13,130
                                       -----------  -----------  -----------  -----------   -----------  -----------
Total gross profit at standard....     $   200,828  $    24,207      225,035  $   150,200   $    23,979      174,179
                                       ===========  ===========               ===========   ===========

Manufacturing variances & other
   related costs..................                                    28,352                                  21,790
                                                                 -----------                             -----------
Total gross profit................                               $   196,683                             $   152,389
                                                                 ===========                             ===========

                                                                 FOR THE SIX MONTHS ENDED
                                       -----------------------------------------------------------------------------
                                                   JUNE 30, 2004                          JUNE 30, 2003
                                       -------------------------------------  --------------------------------------
                                        PRODUCTS     SERVICES       TOTAL       PRODUCTS     SERVICES       TOTAL
                                       -----------  -----------  -----------  -----------   -----------  -----------
REVENUES:
The Americas......................     $   449,622  $    95,533  $   545,155  $   376,707   $   106,138  $   482,845
EMEA..............................         190,093       46,280      236,373      181,016        47,082      228,098
Asia Pacific......................          65,126        5,782       70,908       43,276         5,947       49,223
                                       -----------  -----------  -----------  -----------   -----------  -----------
Total net sales...................     $   704,841  $   147,595  $   852,436  $   600,999   $   159,167  $   760,166
                                       ===========  ===========  ===========  ===========   ===========  ===========

STANDARD GROSS PROFIT:
The Americas......................     $   252,764  $    23,358  $   276,122  $   192,860   $    25,273  $   218,133
EMEA..............................         111,375       16,028      127,403       94,097        15,975      110,072
Asia Pacific......................          37,381        2,249       39,630       22,072         2,326       24,398
                                       -----------  -----------  -----------  -----------   -----------  -----------
Total gross profit at standard....     $   401,520  $    41,635      443,155  $   309,029   $    43,574      352,603
                                       ===========  ===========               ===========   ===========

Manufacturing variances & other
   related costs..................                                    51,544                                  28,342
                                                                 -----------                             -----------
Total gross profit................                               $   391,611                             $   324,261
                                                                 ===========                             ===========

                                                                             AS OF
                                                    AS OF                   DECEMBER
                                                JUNE 30, 2004               31,2003
                                              --------------             -----------
IDENTIFIABLE ASSETS:
The Americas......................            $      904,873             $   867,133
EMEA..............................                   303,350                 316,406
Asia Pacific......................                    60,791                  64,228
Corporate (principally goodwill,
   intangible assets and investments)                350,773                 398,751
                                              --------------             -----------
     Total........................            $    1,619,787             $ 1,646,518
                                              ==============             ===========

13. SUBSEQUENT EVENT

     On July 26, 2004, we reached an agreement to purchase 100 percent of the issued and outstanding capital stock of Matrics, Inc. ("Matrics"), a privately held leader in the design and manufacturing of EPC (Electronic Product Code) - compliant radio frequency identification ("RFID") system, for $230,000 cash, excluding transaction costs. The acquisition of Matrics is a significant step in executing our plan to be a leader in RFID, and is expected to expand our product offerings in the advance data capture industry. We intend to finance the acquisition with short-term borrowings under a new credit facility and expect to refinance the borrowings in a capital markets equity or equity linked transaction later this year, market conditions permitting. This acquisition, which is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act, is expected to close by September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FORWARD-LOOKING STATEMENTS; CERTAIN CAUTIONARY STATEMENTS

     This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of Symbol's future business, results of operations, liquidity and operating or financial performance or results. Such forward looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see Item 1, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003 and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors," in our quarterly report on Form 10-Q for the three months ended March 31, 2004.

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

OVERVIEW

     We are a recognized worldwide leader in enterprise mobility, delivering products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, mobile computing platforms, wireless infrastructure, mobility software and services programs under the Symbol Enterprise Mobility Services brand. Our goal is to be one of the world's preeminent suppliers of mission-critical mobile computing solutions to both business and industrial users. For the three and six months ended June 30, 2004, we generated $432,785 and $852,436 of revenue, respectively.

     Symbol manufactures products and provides services to capture, move and manage data using four core technologies - bar code reading and image recognition, mobile computing, networking systems and mobility software applications. Our products and services are sold to a broad and diverse base of customers on a worldwide basis and in diverse markets such as retail, transportation, parcel and postal delivery services, warehousing and distribution, manufacturing, healthcare, hospitality, security, education and government. We do not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

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

EXECUTIVE OVERVIEW OF PERFORMANCE

     Our total revenue for the three and six months ended June 30, 2004 increased 15.8 percent and 12.1 percent to $432,785 and $852,436 from $373,819 and $760,166 in the comparable prior year periods. The increase in revenue is primarily attributable to expanding our available markets, gradual strengthening in the global economy and increased spending in the information technology sector which resulted in growth in our product segment, particularly in mobile computing.

     Our gross profit was 45.4 percent and 45.9 percent for the three and six months ended June 30, 2004, an increase from 40.8 percent and 42.7 percent for the three and six months ended June 30, 2003. The increase is primarily due to our increased sales of higher margin product and efficiencies we have achieved in our manufacturing, distribution and services operations.

     We are committed and continue to invest in our people, processes and systems to improve our control environments, our effectiveness with our customers and our operational efficiencies. Accordingly, our selling, general and administrative expenses were $119,073 and $240,753 for the three and six months ended June 30, 2004, a 9.8 percent and a 16.1 percent increase from the comparable prior years periods.

     With continued focus on our balance sheet, our cash balance has remained relatively consistent at $143,686 as of June 30, 2004 as compared to $150,017 at December 31, 2003, however this balance as of June 30, 2004, includes distributing approximately $65,000 in legal settlements and the posting of a $50,000 bond as security for a trial court judgment on appeal, all of which occurred during the six months ended June 30, 2004. Additionally, at June 30, 2004 and December 31, 2003, we had no current borrowings under our secured credit line. We have also invested $34,665 in our business during the six months ended June 30, 2004 through purchases of property and computer equipment and related software of $30,055 and investments in other companies of $4,610. We expect to continue to make investments in property plant and equipment over the next 12 to 18 months in the range of $100,000 related primarily to our information technology business transformation initiatives.

RESULTS OF OPERATIONS

         The following table summarizes our revenue by geographic region and then by reportable segment and geographic region for which we use to manage our business:

                                   FOR THE THREE MONTHS ENDED JUNE 30                   FOR THE SIX MONTHS ENDED JUNE 30
                             -------------------------------------------------   -------------------------------------------------
                                                        VARIANCE      VARIANCE                             VARIANCE      VARIANCE
                                                           IN             IN                                  IN            IN
                                2004         2003         $'S          PERCENT      2004         2003         $'S         PERCENT
                             ----------   ----------   ----------     -------    ----------   ----------   ----------      -----
Total Revenue
  The Americas...........    $  270,784   $  247,517   $   23,267         9.4%   $  545,155   $  482,845   $   62,310       12.9%
  EMEA...................       124,172      100,433       23,739        23.6       236,373      228,098        8,275        3.6
  Asia Pacific...........        37,829       25,869       11,960        46.2        70,908       49,223       21,685       44.1
                             ----------   ----------   ----------     -------    ----------   ----------   ----------      -----
      Total Revenue......       432,785      373,819       58,966        15.8       852,436      760,166       92,270       12.1
                             ==========   ==========   ==========     =======    ==========   ==========   ==========      =====
Product Revenue
  The Americas...........       220,528      191,627       28,901        15.1       449,622      376,707       72,915       19.4
  EMEA...................       100,852       76,180       24,672        32.4       190,093      181,016        9,077        5.0
  Asia Pacific...........        35,222       22,489       12,733        56.6        65,126       43,276       21,850       50.5
                             ----------   ----------   ----------     -------    ----------   ----------   ----------      -----
   Total Product Revenue.       356,602      290,296       66,306        22.8       704,841      600,999      103,842       17.3
                             ==========   ==========   ==========     =======    ==========   ==========   ==========      =====
Service Revenue
  The Americas...........        50,256       55,890      (5,634)       (10.1)       95,533      106,138     (10,605)      (10.0)
  EMEA...................        23,320       24,253        (933)        (3.8)       46,280       47,082        (802)       (1.7)
  Asia Pacific...........         2,607        3,380        (773)       (22.9)        5,782        5,947        (165)       (2.8)
                             ----------   ----------   ----------     -------    ----------   ----------   ----------      ----
   Total Service Revenue.    $   76,183   $   83,523   $  (7,340)        (8.8)%  $  147,595   $  159,167   $  (11,572)      (7.3)%
                             ==========   ==========   ==========     =======    ==========   ==========   ==========      =====

     Net product revenue for the three and six months ended June 30, 2004 was $356,602 and $704,841 an increase of $66,306 or 22.8 percent and $103,842 or
17.3 percent from the comparable prior year periods. The increase is primarily due to continued growth in our mobile computing product offerings, which is our largest product line and represented approximately 59.6 percent and 66.3 percent of the total product revenue growth, respectively. Contributing to this increase is the growth from both our next generation mobile gun and portable data mobile computing devices. Also contributing to the product revenue growth was growth in advanced data capture of approximately 26.5 percent and 15.0 percent over the comparable prior year periods which was primarily driven by continued growth in next generation scanners as well as a large rollout of wireless point-of-sale scanners to a nationwide retailer. In addition, wireless product revenue increased by approximately 28.0 percent and 32.6 percent for the three and six months ended June 30, 2004, respectively from the comparable prior year periods due to the introduction of a new wireless switch. Offsetting these increases were increases in rebates to our distributor and other channel partners of approximately $2,395 and $5,280 over the comparable prior year periods, which is recorded as a reduction to product revenue.

     Net services revenue of $76,183 and $147,595 for the three and six months ended June 30, 2004 decreased 8.8 percent and 7.3 percent respectively from comparable prior year periods due to our continued drive to utilize third party service providers for the lower margin professional service activities. Also contributing to the decrease was a lower level of cash collections compared to the comparable prior year period, as our U.S. service revenue is recognized on a billed and collected basis.

     Geographically, the Americas revenue increased 9.4 percent and 12.9 percent for the three and six months ended June 30, 2004 from the comparable prior year periods. EMEA revenue increased 23.6 percent and 3.6 percent, respectively, for the three and six months ended June 30, 2004, from the comparable periods in 2003. The increases in the America's and EMEA revenues is mainly attributable to strong growth in all of our product offerings. Asia Pacific revenue increased
46.2 percent and 44.1 percent for the three months and six months ended June 30, 2004, respectively, compared to the comparable prior year periods primarily the result of continued penetration of all of our product offerings into this marketplace. The Americas, EMEA and Asia Pacific represent approximately 62.6,
28.7 and 8.7
percent of revenue, respectively, for the three months ended June 30, 2004. The Americas, EMEA and Asia Pacific represent approximately 64.0, 27.7 and 8.3 percent of revenue, respectively, for the six months ended June 30, 2004.

     Product cost of revenue as a percentage of net product revenue was 52.2 percent and 50.0 percent for the three and six months ended June 30, 2004 as compared to 56.9 percent and 53.5 percent in the comparable prior year periods. This decrease is primarily due to product mix and increased efficiencies gained in our manufacturing and distribution operations. Additionally, during the first quarter of 2004, the Company recorded a $2,860 reduction in its accrued restructuring expenses related to manufacturing transition activities. This amount represents the estimated sub-lease income expected on our vacated facility space in Bohemia, New York. The initial charge was recorded as a charge to product cost of revenue.

     Services cost of revenue as a percentage of net services revenue was 65.6 percent and 73.5 percent for the three and six months ended June 30, 2004 as compared to 67.5 percent and 71.9 percent in the three and six months ended June 30, 2003, primarily due to increased efficiencies in our service depots, due to the efforts of our global services transition, increased reliability of our products and the transitioning of lower margin activities to outside third parties. Also included in services cost of revenue for the three and six months ended June 30, 2004 are global services transition restructuring costs of approximately $3,836 and $5,465, respectively which relate to workforce reductions and lease obligation costs as compared to $979 and $2,413 in the comparable prior year period.

OPERATING EXPENSES

     Operating expenses consist of the following for the three and six months ended June 30:

                                   FOR THE THREE MONTHS ENDED JUNE 30,                    FOR THE SIX MONTHS ENDED JUNE 30,
                           -------------------------------------------------   -----------------------------------------------
                                                        VARIANCE    VARIANCE                              VARIANCE     VARIANCE
                                                          IN           IN                                    IN           IN
                               2004         2003         $'S        PERCENT       2004         2003         $'S        PERCENT
                           ------------ ------------ ------------    -----    ------------ ------------ ------------   -------
Engineering..............  $     42,060 $     38,130 $      3,930     10.3%   $     83,619 $     75,185 $      8,434      11.2%
Selling, general and
  administrative.........       119,073      108,419       10,654      9.8         240,753      207,450       33,303      16.1
(Recovery)/provision for
  legal settlements......        (9,000)           -       (9,000)  (100.0)         (9,000)      72,000      (81,000)   (112.5)
Stock based
  compensation expense...           375        1,456       (1,081)   (74.2)          2,609        2,232          377      16.9
Restructuring and
  impairment charges.....           509          136          373    274.3             509          223          286     128.3
                           ------------ ------------ ------------    -----    ------------ ------------ ------------   -------
                           $    153,017 $    148,141 $      4,876      3.3%   $    318,490 $    357,090 $    (38,600)    (10.8)%
                           ============ ============ ============    =====    ============ ============ ============   =======

     Total operating expenses $153,017 increased 3.3 percent for the three months ended June 30, 2004 from $148,141 for the comparable prior year period while total operating expenses of $318,490 decreased $38,600 or 10.8 percent for the six months ended June 30, 2004 from $357,090, for the comparable prior year period. The $4,876 increase in operating expenses for the three month comparable period is primarily the result of increases in our engineering expenses and selling, general and administrative expenses of $3,930 and $10,654 offset by a reduction in our provision for legal settlements of $9,000. The decrease of $38,600 for the six month comparable period is largely driven by the fact that the current year six months ended June 30, 2004 included a $9,000 reduction in our provision for legal settlements while the prior year six month period ended June 30, 2003 included a provision on legal settlements of $72,000. Offsetting this decrease are increases in our engineering expenses and selling, general and administrative expenses of $8,434 and $33,303 which represent a 11.2 percent and
16.1 percent increase respectively, for the six months ended June 30, 2004 as compared to the comparable prior period of 2003.

     Also included in total operating expenses are amounts associated with non-cash compensation expenses associated with our stock option plans. As of March 31, 2003, due to the inability of Symbol to make timely filings with the Commission, our stock option plans were held in abeyance, meaning that our employees could not exercise their options until we became current with our filings. As an accommodation to both current and former Symbol associates whose options were impacted by this suspension, the Compensation Committee of the Board approved an abeyance program that allowed associates whose options were affected during the suspension period the right to exercise such options up to 90 days after the end of the suspension period. This resulted in a new measurement date for those options, which led to a non-cash accounting compensation charge for the intrinsic value of those vested options when the employee either terminated employment during the suspension period or within the 90 day period after the end of the suspension period. On February 25, 2004, the date on which we became current with our regulatory filings with the SEC, this suspension period ended. In addition, during the three month period ended June 30, 2004, the Board of Directors approved a restricted stock compensation plan for certain executives and the Board of Directors which cause non-cash compensation charges to be recognized for fair value of the restricted shares granted, towards their vesting. Such stock based compensation expenses amounted to $375, representing the compensation charge for the restricted shares and $2,234, representing the compensation charge related to the abeyance program for the six months ended June 30, 2004, respectively as compared to $1,456 and $2,232 for the comparable prior year periods.

     Engineering and selling, general and administrative expenses are summarized in the following table:

                                   FOR THE THREE MONTHS ENDED JUNE 30                   FOR THE SIX MONTHS ENDED JUNE 30
                               ---------------------------------------------         ---------------------------------------------
                                                       VARIANCE     VARIANCE                                 VARIANCE      VARIANCE
                                                          IN           IN                                       IN             IN
                                 2004       2003        DOLLARS      PERCENT          2004        2003       DOLLARS         PERCENT
                               --------  ---------   ------------      ----         -------    ---------   ------------       ----
Engineering..............      $ 42,060  $  38,130   $      3,930      10.3%        $83,619    $  75,185    $     8,434       11.2%
  Percent of Net Sales...           9.7%      10.2%                                     9.8%         9.9%
Selling, general and
  administrative.........     $ 119,073  $ 108,419   $     10,654       9.8%       $240,753     $207,450    $    33,303       16.1%
  Percent of Net Sales...          27.5%      29.0%                                    28.2%        27.3%

     Engineering costs for the three and six months ended June 30, 2004 increased 10.3 percent and 11.2 percent to $42,060 and $83,619 from $38,130 and $75,185 for the three and six months ended June 30, 2003. The increase was due to additional investments in mobility software, systems and solutions and RFID (Radio Frequency Identification). The increase was consistent with our projected expenditures and actual revenue growth as engineering spending as a percentage of revenue remained relatively consistent.

     Selling, general and administrative expenses for the three and six months ended June 30, 2004 increased 9.8 and 16.1 percent to $119,073 and $240,753 from $108,419 and $207,450 for the three and six months ended June 30, 2003. The increase is primarily due to our increased revenues and our increased investment in worldwide sales, marketing and financial personnel throughout 2003 and through the first half of 2004. In addition, included in selling, general and administrative expenses for the three and six months ended June 30, 2004, are external consulting costs of approximately $2,500 and $4,700 for assistance with the Company's efforts with compliance with the Sarbanes-Oxley Act of 2002. These costs represent approximately 2.1 percent and 2.0 percent of selling, general and administrative expenses for the three and six months ended June 30, 2004, respectively. Also included in selling, general and administrative expense for the six months ended June 30, 2004 is a pretax compensation and related benefits charge of $2,800 recorded in connection with the resignation of our former Chief Executive Officer, representing 1.2 percent of selling, general and administrative expenses during the period. Selling, general and administrative expenses for the three and six months ended June 30, 2003 included expenses associated with our previously disclosed restatement and government investigations of $14,500 and $19,800, respectively.

OTHER (EXPENSE)/INCOME, NET

     In accordance with the provisions of SFAS No. 133, the gain or loss on the change in fair value of the portion of our investment in Cisco common stock classified as trading, coupled with the gain or loss on the change in fair value of the embedded derivative has been recorded as a component of other income or loss in each reporting period. The net impact of these fair value adjustments included in other (expense) / income is $(6,285) and $(4,501) for the three and six months ended June 30, 2004. Other (expense) / income was also increased by interest expense of $(1,674) and $(2,438) for the three and six months ended June 30, 2004. Included in other (expense) / income for the six months ended June 30, 2003 is a write-down of $(3,025) for a cost method investment for which impairment was considered to be other than temporary.

PROVISION FOR INCOME TAXES

     Our effective rate for the six months ended June 30, 2004 and 2003 was 46.2% and 24.6%, respectively. In the quarter ended March 31, 2004 we changed our estimate of the amount for certain pending class action lawsuits and government fines, which may not be deductible for tax purposes. At December 31, 2003, our estimate of the non-deductible amount was $5,000, currently we estimate such non-deductible amount to approximate $40,000. Accordingly, we reversed a previously recorded deferred tax asset of $13,475, as we believe this deferred tax asset is unlikely to be realizable. Below are the components of our provision for income taxes for the six months ended June 30, 2004.

                                                                Amount        Percent
                                                             ------------   ------------
Earnings before income taxes                                   $66,169
         Deferred tax asset impairment           $13,475                      20.4
         Income tax expense                       17,095                      25.8
                                              ------------                  ------------
         Total provision for income taxes                       30,570        46.2
                                                            -------------   ============
Net earnings                                                   $35,599
                                                            =============

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     The following table summarizes Symbol's cash and cash equivalent balances as of June 30, 2004 and December 31, 2003 and the results of our statement of cash flows for the six months ended June 30.

                                                                        2004              2003           $ CHANGE
                                                                   -------------    -------------     -------------
Cash and cash equivalents.....................................     $     143,686    $     150,017     $       6,331
                                                                   =============    =============     =============
Net cash provided by /(used in):
    Operating activities......................................            63,605          120,309           (56,704)
    Investing activities......................................           (86,527)         (27,713)          (58,814)
    Financing activities......................................            18,893          (74,435)           93,328
    Effect of exchange rate changes on cash and cash equivalents          (2,302)           3,694            (5,996)
                                                                   -------------    -------------     -------------
Net (decrease) / increase in cash and cash
   equivalents.........................................            $      (6,331)   $      21,855     $     (28,186)
                                                                   =============    =============     =============

     Net cash provided by operating activities during the six months ended June 30, 2004 was $63,605, as compared to $120,309 for the same period last year. Net cash provided by operating activities decreased $56,704 during the six months ended June 30, 2004 as compared to the comparable prior year period primarily due to our use of cash to reduce and pay down our outstanding accounts payable and accrued expenses. Included in the use of cash was the $40,000 payments as required by the Eastern District and the Securities and Exchange Commission to resolve the government investigations and the $25,000 settlement related to the Telxon class action lawsuit, that was paid in February 2004.

     Net cash used in investing activities for the six months ended June 30, 2004 was $86,527, as compared to $27,713 for the same period last year. Net cash used in investing activities principally consists of net investments in other companies and capital expenditures for property, plant and equipment. The increase of $58,814 during the six months ended June 30, 2004, when compared to the same period last year, was primarily due to the $50,000 bond we posted as security for a trail court judgment on appeal and our increased investments in other companies and capital expenditures as we invested $34,665 and $26,271 of cash during the six months ended June 30, 2004 and 2003, respectively.

     Net cash provided by financing activities during the six months ended June 30, 2004 was $18,893, as compared to net cash used in financing activities of $(74,435) during the same period last year. Net cash provided by financing activities during the six months ended June 30, 2004 consists of proceeds from stock option exercises and long-term debt of $33,956 and $13,825, respectively offset by purchases of treasury stock of $(26,374) as compared to cash used in financing activities for repayments on long-term debt of $(71,636) in the same period last year.

     The following table presents selected key performance measurements we use to monitor our business for the three months ended June 30,

                                              2004                 2003
                                              ----                 ----
Days sales outstanding (DSO)................  23.0                31.0
Inventory turnover - product only...........   4.4                 4.2

     We continue to effectively manage our net accounts receivables, ending the six months ended June 30, 2004 with receivables of $110,482, a decrease of $41,895 from $152,377 at December 31, 2003. Through aggressive collection strategies we have been able to reduce our average days sales outstanding to
23.0 days during the three months ended June 30, 2004 from an average of 31.0 days in the three months ended June 30, 2003.

     We have also continued to improve our efficiencies in our manufacturing and distribution operations while supporting continued revenue growth. As a result of increased revenues and the efficiencies we have instituted in our manufacturing and distribution operations we have been able to increase the average number of times that our inventory turns to 4.4 from 4.2 for the three months ended June 30, 2004 as compared to the comparable period in 2003.

OTHER LIQUIDITY MEASURES

     Other measures of our liquidity including the following:

                                                               JUNE 30,     DECEMBER 31,
                                                                2004            2003
                                                               --------     ------------
Working capital.............................................  $202,160       $197,808
  (current assets minus current liabilities)
Current ratio (current assets to current liabilities).......     1.4:1          1.4:1

     Current assets as of June 30, 2004 decreased by $64,261 from December 31, 2003, primarily due to the transfer of $50,000 of cash into long-term assets in satisfaction of bond requirement serving as security for a trial court judgment against the Company and a subsidiary which is currently on appeal and to short-term deferred tax assets being converted into net operating losses which are deemed to be long-term deferred tax assets. Additionally and as discussed in
Note 10 of the notes to the condensed consolidated financial statements, we reversed a previously recorded deferred tax asset of $13,475 as we believe this asset may not be realized. Accounts receivable also decreased due to improved cash collections, however a portion of the cash generated was used to pay down and reduce our outstanding accounts payable and accrued expenses. Current liabilities as of June 30, 2004 decreased $68,613 from December 31, 2003 primarily due to a decrease in accounts payable and accrued expenses which was largely driven by the $40,000 payments as required by the Eastern District and the Commission to resolve the government investigations and a $25,000 payment made in February 2004 related to the settlement of the Telxon class action lawsuit which was included in accounts payable and accrued expenses at December 31, 2003. As a result, working capital increased $4,352 between June 30, 2004 and December 31, 2003. Our current ratio was 1.4:1 at June 30, 2004 and December 31, 2003.

FINANCING ACTIVITIES

     As of June 30, 2004 and December 31, 2003, there were no borrowings outstanding under our $60,000 secured credit line.

     In addition to our secured credit line, we have additional uncommitted loan agreements with various overseas banks pursuant to which the banks have agreed to provide lines of credit totaling $25,132 with a range of borrowing rates and varying terms. As of June 30, 2004, we had no loans outstanding under these lines. These agreements continue until such time as either party terminates the agreements.

     During 2000, we entered into a $50,000 lease receivable securitization agreement. This agreement matured on December 31, 2003, and was subsequently renewed until March 2005 without the payment of amounts outstanding at such time. During the six months ended June 30, 2004 and 2003, we did not securitize any additional lease receivables. Factors that are reasonably likely to affect our ability to continue using these financing arrangements include the ability to generate lease receivables that qualify for securitization and the ability of the financial institution to obtain an investment grade rating from either of the two major credit rating agencies. We do not consider the securitization of lease receivables to be a significant contributing factor to our continued liquidity.

EXISTING INDEBTEDNESS

         At June 30, 2004 and December 31, 2003 long-term debt outstanding, excluding current maturities, was as follows:

                                                      JUNE 30, 2004            DECEMBER 31, 2003
                                                       -----------                -----------
        Secured credit line.......................     $        --                $        --
        Secured installment loan..................          13,825                         --
        SAILS exchangeable debt...................         100,974                     98,927
        Other.....................................             144                        319
                                                       -----------                -----------
                                                           114,943                     99,246
        Less: current maturities..................           7,017                        234
                                                       -----------                -----------
        Long-term debt............................     $   107,926                $    99,012
                                                       ===========                ===========

     In March 2004, we entered into a secured installment loan agreement with a bank for $13,825. The loan is payable in four semiannual installments of $3,655 commencing October 1, 2004. The proceeds received under the loan were used to finance certain Company software license arrangements.

     In January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. The 4,160 shares of Cisco common stock had a market value of $98,592 at June 30, 2004 and $100,797 at December 31, 2003. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in Investment in Marketable Securities in the Consolidated Balance Sheets. This debt has a seven-year maturity and we pay interest at a cash coupon rate of 3.625 percent.

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

     The derivative has been combined with the debt instrument in long-term debt in the Condensed Consolidated Balance Sheets and presented on a net basis as permitted under FIN No. 39, "Offsetting of Amounts Related to Certain Contracts," as there exists a legal right of offset. The SAILS liability, net of the derivative asset, represents $100,974 at June 30, 2004.

     The remaining portion of long-term debt outstanding relates primarily to capital lease obligations.

CONTRACTUAL CASH OBLIGATIONS

     The following is a summary of the contractual commitments associated with our debt and lease obligations as of June 30, 2004.

                                                                           YEARS ENDED DECEMBER 31,
                                              SIX MONTHS    ---------------------------------------------------------
                                    TOTAL     ENDED 2004     2005        2006        2007       2008       THEREAFTER
                                   --------     -------     -------     -------    -------    --------        -------
Long-term debt.................    $114,817      $3,455      $6,920      $3,463         $5    $100,974          $  --
Capital lease commitments......         126          82          44          --          -          --             --
Operating lease commitments....     104,483      11,865      19,271      16,383     14,081      12,133         30,750
                                   --------     -------     -------     -------    -------    --------        -------
Total..........................    $219,426     $15,402     $26,235     $19,846    $14,086    $113,107        $30,750
                                   ========     =======     =======     =======    =======    ========        =======

     Additionally, through the normal course of our business, we purchase or place orders for the necessary components of our products from a variety of suppliers. We estimate that our purchase obligations at June 30, 2004 is between $100,000 and $150,000. This range does not include purchase obligations recorded on the balance sheet as current liabilities. Purchase obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on Symbol and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable prices provisions, and the appropriate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within a short time frame.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes regarding Symbol's market risk position from the information provided under Item 7A of Symbol's Annual Report on Form 10-K for the year ended December 31, 2003.

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

     As required by Rule 13a-15(b) of the Exchange Act, Symbol has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report. Based upon the evaluation, Symbol's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, as of June 30, 2004, Symbol's disclosure controls and procedures were effective, except as described above, at the reasonable assurance level to ensure that information required to be disclosed in Symbol's reports filed or submitted under the Exchange Act was accumulated and communicated to Symbol's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     During the six months ended June 30, 2004, we continued to make improvements in our financial reporting by continuing to hire qualified personnel and refine our processes and procedures of manual transactions. We will continue to assess our disclosure controls and procedures and will take any further actions that we deem necessary.

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

         31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) The following Reports on Form 8-K were filed during the quarter ended June 30, 2004:

-------------------------------------------------------------------------------------------
Date Filed                   Item No.(s)             Description
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
April 1, 2004                5 and 7                 Announcement and filing of new
                                                     employment agreement with William R.
                                                     Nuti.
-------------------------------------------------------------------------------------------
April 1, 2004                5 and 7                 Announcement and filing of letter
                                                     regarding change in Registrant's
                                                     certifying accountant.
-------------------------------------------------------------------------------------------
May 7, 2004                  5 and 7                 Issuing of press release announcing
                                                     adverse ruling in SmartMedia
                                                     litigation.
-------------------------------------------------------------------------------------------
May 12, 2004                 7 and 12                Issuing of press release announcing
                                                     unaudited results for the first
                                                     quarter of 2004.
-------------------------------------------------------------------------------------------
May 13, 2004                 5 and 7                 Issuing of press release announcing
                                                     update to status of SmartMedia
                                                     litigation.
-------------------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYMBOL TECHNOLOGIES, INC.


Dated:  July 30, 2004     By:  /s/ William R. Nuti
                               -------------------
                               William R. Nuti
                               Chief Executive Officer, President
                               and Director
                               (principal executive officer)


Dated:  July 30, 2004     By:  /s/ Mark T. Greenquist
                               ----------------------
                               Mark T. Greenquist
                               Senior Vice President and Chief Financial Officer
                               (principal financial officer)


Dated:  July 30, 2004     By:  /s/ James M. Conboy
                               -------------------
                               James M. Conboy
                               Vice President - Controller and Chief Accounting
                               Officer
                               (principal accounting officer)