Form 10-Q
period 2004-09-30
SYMBOL TECHNOLOGIES INC
filed 2004-11-15
CIK 278352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                                 YES [X] NO [ ]

      The number of shares outstanding of the registrant's classes of common stock, as of November 1, 2004, was as follows:

               Class                                         Number of Shares
               -----                                         ----------------
   Common Stock, par value $0.01                               240,642,080

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
PART I - FINANCIAL INFORMATION
         Item 1.    Condensed Consolidated Financial Statements.................................................     1
                    Condensed Consolidated Balance Sheets at September 30, 2004 (Unaudited) and December
                         31, 2003...............................................................................     1
                    Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
                         September 30, 2004 and 2003 (Unaudited) ...............................................     2
                    Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September
                         30, 2004 and 2003 (Unaudited) .........................................................     3
                    Notes to Condensed Consolidated Financial Statements (Unaudited) ...........................     4
         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......    27
         Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................................    41
         Item 4.    Controls and Procedures.....................................................................    41

PART II - OTHER INFORMATION
         Item 1.     Legal Proceedings..........................................................................    44
         Item 6.     Exhibits...................................................................................    44

Signatures......................................................................................................    45

                         PART I - FINANCIAL INFORMATION

ITEM  1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         2004              2003
                                                                                    --------------    --------------
ASSETS                                                                               (Unaudited)
Cash and cash equivalents....................................................       $      231,528    $      150,017
Accounts receivable, less allowance for doubtful accounts of $11,528 and
   $13,946, respectively.....................................................               99,763           152,377
Inventories..................................................................              223,284           212,862
Deferred income taxes........................................................              174,616           182,571
Other current assets.........................................................               32,021            36,204
                                                                                    --------------    --------------
   Total current assets......................................................              761,212           734,031
Property, plant and equipment, net...........................................              228,057           210,888
Deferred income taxes........................................................              217,296           228,470
Investment in marketable securities..........................................               76,211           102,136
Goodwill.....................................................................              504,549           302,467
Intangible assets, net.......................................................               48,091            33,729
Restricted cash..............................................................               50,147                --
Other assets.................................................................               32,213            34,797
                                                                                    --------------    --------------
   Total assets..............................................................       $    1,917,776    $    1,646,518
                                                                                    ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses........................................       $      431,067    $      490,666
Short term credit facility...................................................              250,000                --
Current portion of long-term debt............................................                6,970               234
Deferred revenue.............................................................               43,025            34,615
Income taxes payable.........................................................                9,178             5,468
Accrued restructuring expenses...............................................               10,400             5,240
                                                                                    --------------    --------------
   Total current liabilities.................................................              750,640           536,223
Long-term debt, less current maturities......................................               84,572            99,012
Deferred revenue.............................................................               22,775            19,729
Other liabilities............................................................               45,878            70,956

Contingencies (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 10,000 shares, none issued or
   outstanding...............................................................                   --                --
Series A Junior Participating preferred stock, par value $1.00; authorized
   500 shares, none issued or outstanding....................................                   --                --
Common stock, par value $0.01; authorized 600,000 shares; issued 270,575
   shares and 256,897 shares, respectively...................................                2,705             2,569
Additional paid-in capital...................................................            1,466,386         1,342,229
Accumulated other comprehensive earnings, net................................                1,816             4,498
Deferred compensation........................................................              (17,146)               --
Accumulated deficit..........................................................             (141,022)         (189,669)
                                                                                    --------------    --------------
                                                                                         1,312,739         1,159,627
LESS:
Treasury stock, at cost, 29,735 shares and 26,130 shares, respectively.......             (298,828)         (239,029)
                                                                                    --------------    --------------
   Total stockholders' equity................................................            1,013,911           920,598
                                                                                    --------------    --------------
          Total liabilities and stockholders' equity.........................       $    1,917,776    $    1,646,518
                                                                                    ==============    ==============

            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                        FOR THE                                 FOR THE
                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                      SEPTEMBER 30,                           SEPTEMBER 30,
                                              -----------------------------         -------------------------------
                                                2004                2003               2004                2003
                                              ---------         -----------         -----------         -----------
REVENUE:
Product ...................................   $ 353,887         $   308,785         $ 1,058,728         $   909,784
Services ..................................      75,265              68,325             222,860             227,492
                                              ---------         -----------         -----------         -----------
                                                429,152             377,110           1,281,588           1,137,276
COST OF REVENUE:
Product cost of revenue ...................     174,357             158,861             526,675             480,247
Services cost of revenue ..................      54,082              51,347             162,589             165,866
                                              ---------         -----------         -----------         -----------
                                                228,439             210,208             689,264             646,113
                                              ---------         -----------         -----------         -----------
Gross profit ..............................     200,713             166,902             592,324             491,163
                                              ---------         -----------         -----------         -----------

OPERATING EXPENSES:
Write-off of acquired in-process
   research and development ...............      12,800                  --              12,800                  --
Engineering ...............................      42,595              42,283             126,214             117,468
Selling, general and administrative .......     125,102              98,023             366,230             305,473
(Recovery)/provision for legal
   settlements ............................     (12,400)                 --             (21,400)             72,000
Stock based compensation expense ..........          --               7,640               2,234               9,872
Restructuring and impairment charges ......       3,957                 958               4,466               1,181
                                              ---------         -----------         -----------         -----------
                                                172,054             148,904             490,544             505,994
                                              ---------         -----------         -----------         -----------
Earnings/(loss) from operations ...........      28,659              17,998             101,780             (14,831)
Other income/(expense), net ...............          25              (2,733)             (6,927)             (2,245)
                                              ---------         -----------         -----------         -----------
Earnings/(loss) before income taxes .......      28,684              15,265              94,853             (17,076)
Provision for/(benefit from) income
         taxes ............................      10,893               3,746              41,463              (4,197)
                                              ---------         -----------         -----------         -----------

NET EARNINGS/(LOSS) .......................   $  17,791         $    11,519         $    53,390         $   (12,879)
                                              =========         ===========         ===========         ===========

EARNINGS/(LOSS) PER SHARE:

Basic .....................................   $    0.07         $      0.05         $      0.23         $     (0.06)
                                              =========         ===========         ===========         ===========
Diluted ...................................   $    0.07         $      0.05         $      0.22         $     (0.06)
                                              =========         ===========         ===========         ===========

CASH DIVIDENDS DECLARED PER COMMON
         SHARE ............................   $    0.01         $      0.01         $      0.02         $      0.02
                                              =========         ===========         ===========         ===========
WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING:

Basic .....................................     239,342             230,770             235,533             230,690
Diluted ...................................     241,402             237,091             239,466             230,690

            See notes to Condensed Consolidated Financial Statements

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                FOR THE
                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        -------------------------
                                                                            2004           2003
                                                                        -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)................................................     $    53,390     $  (12,879)
ADJUSTMENTS TO RECONCILE NET EARNINGS/(LOSS) TO NET CASH PROVIDED
   BY OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and equipment.....          42,053         39,781
Other amortization.................................................          12,209         11,998
Provision for losses on accounts receivable........................           1,989          7,363
Provision for inventory writedown..................................          12,174         22,412
Deferred income tax provision/(benefit)............................          41,463         (4,197)
Write-off of acquired in-process research and development..........          12,800             --
Non-cash restructuring, asset impairment and other charges.........          14,233          3,560
Stock based compensation from variable accounting..................           2,234          9,872
Stock based compensation from restricted shares....................           1,138             --
Loss on disposal of property, plant and equipment and other assets.             334              4
Change in fair value of derivative.................................         (24,608)        20,855
Unrealized holding loss/(gain) on marketable securities............          25,750        (26,790)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable.............................................          49,210         26,099
   Inventories.....................................................         (17,798)        46,661
   Other assets....................................................          11,200         (1,425)
   Accounts payable and accrued expenses...........................         (70,840)        43,091
   Accrued restructuring expenses..................................          (4,126)        (1,182)
   Other liabilities and deferred revenue..........................           2,777          1,265
                                                                        -----------     ----------
      Net cash provided by operating activities....................         165,582        186,488
                                                                        -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in other companies, net of cash acquired................        (239,329)       (15,104)
Proceeds from disposal of property, plant and equipment and other
   assets..........................................................              --          1,362
Purchases of property, plant and equipment.........................         (60,248)       (36,414)
Restricted cash....................................................         (50,000)            --
Investments in intangible and other assets.........................          (2,903)        (4,642)
                                                                        -----------     ----------
   Net cash used in investing activities...........................        (352,480)       (54,798)
                                                                        -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt......................            (238)       (86,713)
Proceeds from short-term financing and long-term debt..............         257,150             --
Proceeds from exercise of stock options and warrants...............          40,452          4,623
Purchase of treasury shares........................................         (26,374)        (5,110)
Dividends paid.....................................................          (2,338)        (4,624)
                                                                        -----------     ----------
   Net cash provided by (used in) financing activities.............         268,652        (91,824)
                                                                        -----------     ----------
Effects of exchange rate changes on cash and cash equivalents......            (243)         4,930
                                                                        -----------     ----------
Net increase in cash and cash equivalents..........................          81,511         44,796
Cash and cash equivalents, beginning of period.....................         150,017         76,121
                                                                        -----------     ----------
      Cash and cash equivalents, end of period.....................     $   231,528     $  120,917
                                                                        ===========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest...........................................................     $    16,584     $    5,116
Income taxes.......................................................     $    10,721     $    2,659

            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004 AND
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

      Symbol Technologies, Inc., The Enterprise Mobility Company(TM), and subsidiaries deliver products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, mobile computing platforms, wireless infrastructure, mobility software and services programs under the Symbol Enterprise Mobility Services brand.

      The Condensed Consolidated Financial Statements include the accounts of Symbol Technologies, Inc. and its majority-owned and controlled subsidiaries. References herein to "Symbol" or "we" or "our" or "us" or the "Company" refer to Symbol Technologies, Inc. and subsidiaries unless the context specifically requires otherwise. The Condensed Consolidated Financial Statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission" or "SEC").

      In our opinion, the Condensed Consolidated Financial Statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly our financial position as of September 30, 2004, and the results of our operations and cash flows for the three and nine months ended September 30, 2004 and 2003, in accordance with the instructions to Form 10-Q of the Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

      Certain reclassifications were made to previously disclosed amounts to conform to current presentations.

Stock-Based Compensation

      We account for our employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB Opinion No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant. Except in connection with certain restricted stock awards (see note 5a), no stock based compensation expense has been recognized for the fixed portion of our plans; however, during the first quarter 2004 and in 2003, certain stock-based compensation expenses have been recognized through our operating results related to options of certain current and former associates. We have adopted the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-

Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

      The following table illustrates the effect on net earnings/(loss) and earnings/(loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                                              --------------------  ----------------------
                                                                                2004       2003        2004        2003
                                                                              --------  ----------  ----------  ----------
Net earnings/(loss) - as reported .........................................   $ 17,791  $   11,519  $   53,390  $  (12,879)

Stock based compensation expense included in reported net
   earnings/(loss), net of related tax effects ............................        469       4,699       2,074       6,071

Less total stock based compensation expense determined under the fair value based method for all awards, net of related
   tax effects ............................................................     (6,017)     (5,450)    (16,297)    (14,824)
                                                                              --------  ----------  ----------  ----------
Pro forma net earnings/(loss) .............................................   $ 12,243  $   10,768  $   39,167  $  (21,632)
                                                                              ========  ==========  ==========  ==========
Basic net earnings/(loss) per share:
   As reported ............................................................   $   0.07  $     0.05  $     0.23  $    (0.06)
   Pro forma ..............................................................   $   0.05  $     0.05  $     0.17  $    (0.09)
Diluted net earnings / (loss) per share:
   As reported ............................................................   $   0.07  $     0.05  $     0.22  $    (0.06)
   Pro forma ..............................................................   $   0.05  $     0.05  $     0.16  $    (0.09)

      The weighted average fair value of options granted during the three and nine months ended September 30, 2004 and 2003 was $6.80 and $8.07, and $6.86 and $7.00 per option, respectively. In determining the fair value of options and stock purchase warrants granted for purposes of calculating the pro forma results disclosed above for the three and nine months ended September 30, 2004 and 2003, we used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 2.8 percent; an expected option life of
4.7 years; an expected volatility of 61 percent; and a dividend yield of 0.16 percent per year.

Restricted Cash

      Restricted cash at September 30, 2004 of $50,147 represents a deposit that collateralizes a bond serving as security for the trial court judgment against Telxon and Symbol for Telxon vs. SmartMedia of Delaware, Inc. pending appeal. The cash is held in a trust and is restricted as to withdrawal or use, and is currently invested in a short-term certificate of deposit. Interest income earned from this investment is recognized by the Company. (See note 9c)

2. INVENTORIES

                      SEPTEMBER 30,  DECEMBER 31,
                          2004          2003
                      -------------  ------------
Raw materials .....     $ 73,268      $ 66,500
Work-in-process....       25,900        24,422
Finished goods.....      124,116       121,940
                        --------      --------
                        $223,284      $212,862
                        ========      ========

      The amounts shown above are net of inventory reserves of $62,503 and $109,331 as of September 30, 2004 and December 31, 2003, respectively, and include inventory on consignment of $56,875 and $34,564 as of September 30, 2004 and December 31, 2003, respectively.

3. GOODWILL AND INTANGIBLE ASSETS

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

                                        PRODUCT        SERVICES         TOTAL
                                        --------       --------        --------
Balance as of December 31, 2003.....    $246,253       $ 56,214        $302,467
Acquisition of Matrics(a) ..........     199,509              -         199,509
Brazil acquisition(b) ..............       1,552            253           1,805
Trio acquisition(c) ................         660              -             660
Translation adjustments ............          59             49             108
                                        --------       --------        --------
Balance as of September 30, 2004....    $448,033       $ 56,516        $504,549
                                        ========       ========        ========

(a) See Note 8a.

(b) See Note 8b.

(c) See Note 8c.

      Other than goodwill, the Company's intangible assets, all of which are subject to amortization, consist of the following:

                                                         SEPTEMBER 30, 2004                  DECEMBER 31, 2003
                                                     -----------------------------     -------------------------------
                                                                     ACCUMULATED                        ACCUMULATED
                                                     GROSS AMOUNT    AMORTIZATION      GROSS AMOUNT     AMORTIZATION
                                                     -------------  --------------     ------------   ----------------
Patents, trademarks and tradenames...............    $      38,585  $      (16,858)    $     35,080   $        (24,670)
Purchased technology.............................           33,500         (12,636)          27,800             (9,652)
Other............................................            9,850          (4,350)           7,250             (2,079)
                                                     -------------  --------------     ------------   ----------------
                                                     $      81,935  $      (33,844)    $     70,130   $        (36,401)
                                                     =============  ==============     ============   ================

      The amortization expense for the three months ended September 30, 2004 and 2003 amounted to $2,214 and $3,336, respectively. The amortization expense for the nine months ended September 30, 2004 and 2003 amounted to $7,658 and $7,794, respectively. In addition, during the three months ended September 30, 2004, the Company wrote-off $2,409 of certain acquired trademark and customer list intangible assets from its acquisition of @pos.com that it determined was impaired.

      Estimated amortization expense for the above intangible assets, assuming no additions or writeoffs, for the three months ended December 31, 2004 and for each of the subsequent years ending December 31 is as follows:

2004 (three months)........................................     $    3,175
2005.......................................................         12,675
2006.......................................................         10,061
2007.......................................................          9,559
2008.......................................................          8,347
Thereafter.................................................          4,274
                                                                ----------
                                                                $   48,091
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

      The following table sets forth the computation of basic and diluted earnings/(loss) per share:

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                ---------------------    ---------------------
                                                  2004         2003        2004         2003
                                                --------     --------    --------     --------
Numerator:

Earnings/(loss) applicable to common
   shares for basic and diluted calculation     $ 17,791     $  11,519   $ 53,390     $(12,879)
                                                ========     =========   ========     ========
Denominator:
Weighted-average common shares ............      239,342       230,770    235,533      230,690
Effect of dilutive securities:
   Stock options and warrants .............        2,059         6,321      3,894           --
   Restricted Stock .......................            1            --         39           --
                                                --------     ---------   --------     --------
Denominator for diluted calculation .......      241,402       237,091    239,466      230,690
                                                ========     =========   ========     ========

      Stock options and warrants outstanding for the three months ended September 30, 2004 and 2003 aggregating 17,068 and 16,264, respectively, of potentially dilutive shares have not been included in the diluted per share calculations since their effect would be antidilutive.

      Stock options and warrants outstanding for the nine months ended September 30, 2004 and 2003 aggregating to 10,932 and 18,134, respectively, of potentially dilutive shares have not been included in the diluted per share calculations since their effect would be antidilutive.

5. SHAREHOLDERS' EQUITY

      a.    Restricted Stock

      In May 2004, the Company granted 920 shares of restricted stock awards to certain executives and non-employee directors of the Company. On the date of grant, the market value of these restricted stock awards aggregated $13,005. This deferred compensation is shown as a component of stockholders equity in the accompanying condensed consolidated balance sheets. The non-employee director restricted stock awards totaled 20 shares and cliff-vest at January 1, 2005. The remaining 900 executive restricted stock awards cliff-vest in five years provided the Company's return on net assets for four consecutive quarters does not exceed 16.4%. If the Company's return on net assets for any four consecutive quarters exceeds 16.4% as defined in the grant document, portions of the executive restricted stock awards vesting will be accelerated. Compensation expense related to these awards currently is estimated to be $749 per quarter and could accelerate if targets are met.

      On September 27, 2004, the Company granted 420 shares of restricted stock awards to certain employees associated with the Matrics, Inc. acquisition; one a service based grant (210 shares) and another a performance accelerated grant (210 shares). On the date of grant the market value of these awards aggregated $5,279. This deferred compensation is shown as a component of stockholders equity in the accompanying condensed consolidated balance sheets. The service based grants vest 30 percent in eighteen months, with the remaining 70 percent vesting three years from the date of the grant. The performance accelerated grants cliff vest in five years from the date of the grant. Compensation expense related to these awards currently is estimated to be $418 per quarter and can accelerate if targets are met.

      b.    Comprehensive Earnings/(Loss)

         The components of comprehensive earnings/(loss) are as follows:

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                                -----------------------     ---------------------------
                                                                   2004        2003             2004            2003
                                                                ---------  ------------     ------------     ----------
Net earnings/(loss)                                             $  17,791  $     11,519     $    53,390      $  (12,879)

Other comprehensive income:
  Change in unrealized gains and losses on
    available-for-sale securities, net of tax                        (306)         (122)           (107)             34
  Change in unrealized fair value of derivative
   instruments, net of tax                                            (98)         (170)           (232)            790
  Translation adjustments, net of tax                               9,759        (4,860)         (2,343)        (10,851)
                                                                ---------  ------------     -----------      ----------
Total comprehensive earnings(loss)                              $  27,146  $      6,367     $    50,708      $  (22,906)
                                                                =========  ============     ===========      ==========

      c.    Dividends

      On July 26, 2004, Symbol's Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,405 and was paid on October 8, 2004 to shareholders of record on September 17, 2004.

      On February 10, 2004, Symbol's Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,338 and was paid on April 9, 2004 to shareholders of record on March 19, 2004.

6. RESTRUCTURING AND IMPAIRMENT CHARGES

      a.    Telxon Acquisition

      We recorded certain restructuring, impairment and merger integration related charges related to our Telxon acquisition during 2001 and 2002. Approximately $61 relating to lease obligations was included in accrued restructuring expenses as of December 31, 2003. During the nine months ended

September 30, 2004, $35 was paid and as of September 30, 2004, $26 remained in accrued restructuring expenses.

      b.    Manufacturing Transition

      In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East contract manufacturing partners. As a result of these activities, we incurred restructuring charges during 2002 and 2001. During the first quarter of 2004, the Company entered into a sub-lease arrangement at its Bohemia, New York facility and recorded the anticipated sub-lease income of approximately $2,860 as a reduction of the lease obligation cost, which had been previously recorded in 2001. This amount has been recorded as a reduction to product cost of revenue during the first quarter of 2004. Included in accrued restructuring expenses as of September 30, 2004 is $819 of net lease obligations relating to these manufacturing restructuring charges.

                                                    LEASE
                                                  OBLIGATION
                                                    COSTS
                                                 ------------
Balance at December 31, 2003 ...........         $      4,356
                                                 ------------
Utilization/payments ...................                 (304)
Anticipated sub-lease income adjustment.               (2,860)
                                                 ------------
Balance at March 31, 2004 ..............                1,192
Utilization/payments....................                 (191)
                                                 ------------
Balance at June 30, 2004................                1,001
Utilization/payments ...................                 (182)
                                                 ------------
Balance at September 30, 2004 ..........         $        819
                                                 ============

      c. Global Services Transition

      During the first quarter of 2003, our global services organization initiated restructuring activities that included transitioning a portion of our repair operations to Mexico and the Czech Republic, reorganizing our professional services group to utilize third party service providers for lower margin activities, and reorganizing our European management structure from a country-based structure to a regional structure. The costs incurred in the first quarter of 2003 in connection with this restructuring, which related almost entirely to workforce reductions, were approximately $1,066, of which $979 and $87 were recorded as a component of cost of revenue and operating expenses, respectively. These restructuring activities are expected to be completed by the end of 2004.

      In connection with the global services transition, the Company recorded an additional provision of $1,629 in the first quarter of 2004, $3,836 in the second quarter of 2004 and $2,303 in the third quarter of 2004, which relate to lease obligation costs net of sub-lease income and further work force reductions. These amounts have been recorded as a component of service cost of revenue in the first, second and third quarters of 2004, respectively. These restructuring activities are expected to be completed by the end of 2004.

      d. General and Administrative Restructuring

      During the second quarter of 2004, the shared services organization initiated restructuring activities that included the consolidating and transitioning of back office transactional activities to the Czech Republic. The costs associated with this restructuring relate to workforce reductions. The total amount incurred in connection with this restructuring activity was $509, all of which was recorded as a component of operating expenses in the second quarter of 2004. In the third quarter of 2004, the Company recorded an additional provision of $3,957 relating to workforce reductions. This was recorded as a component of operating expenses in the third quarter of 2004. These restructuring activities are expected to be completed in the first quarter of 2005. Further shared service restructuring activities are being considered and future benefits are not yet defined, therefore, we cannot reasonably estimate the remaining cost expected to be incurred.

      Details of the global services transition and general and administrative restructuring charges and remaining balances as of September 30, 2004 are as follows:

                                                   LEASE            ASSET
                                 WORKFORCE       OBLIGATION      IMPAIRMENTS
                                REDUCTIONS         COSTS          AND OTHER        TOTAL
                                ----------       ----------      -----------      -------
Balance at December 31, 2003 .  $       79       $      572      $    172         $   823
Provision - cost of revenues .         367            1,262            --           1,629
Utilization/payments .........         (41)            (126)          (23)           (190)
                                ----------       ----------      --------         -------
Balance at March 31, 2004 ....         405            1,708           149           2,262
Provision - cost of revenues .       1,463            2,323            50           3,836
Provision - operating expenses         509               --            --             509
Translation adjustments ......          --               --            70              70
Utilization/payments .........        (402)            (269)          (65)           (736)
                                ----------       ----------      --------         -------
Balance at June 30, 2004 .....       1,975            3,762           204           5,941
Provision - cost of revenues .       2,303               --            --           2,303
Provision - operating expenses       3,957               --            --           3,957
Translation adjustments ......          --               --           (48)            (48)
Utilization/payments .........      (2,075)            (502)          (21)         (2,598)
                                ----------       ----------      --------         -------
Balance at September 30, 2004   $    6,160       $    3,260      $    135         $ 9,555
                                ==========       ==========      ========         =======

7. SHORT-TERM FINANCING AND LONG-TERM DEBT

      In connection with the acquisition of Matrics, Inc. we entered into a short-term credit facility in the amount of $250,000. The facility, which is a senior unsecured borrowing, initially has an annual interest rate of three-month LIBOR plus 400 basis points and matures on September 9, 2005. The annual interest rate will increase by 100 basis points on November 1, 2004 and will increase by an additional 50 basis points at the end of each one-month period thereafter until September 9, 2005, but will not exceed 11.5% (or 13.5% if there is an event of default). If the short-term credit facility is not repaid in full prior to September 9, 2005, it may be converted to exchange notes pursuant to an indenture that will mature on September 9, 2011.

      On March 16, 2004, our $45,000 secured credit line was increased to $60,000. Borrowings, which are secured by U.S. trade receivables, bear interest at either LIBOR plus 175 basis points, which approximated 3.59% at September 30, 2004, or the base rate of the syndication agent bank, which approximated 4.75% at September 30, 2004. This secured credit line expires in May 2006. As of September 30, 2004 and December 31, 2003, there were no borrowings outstanding under the secured credit line.

      On March 31, 2004, we entered into a secured installment loan with a bank for $13,825. The loan is secured by U.S. trade receivables and is payable in four semiannual installments of $3,655 commencing October 1, 2004. The proceeds under the loan were used to finance certain software license arrangements.

      In January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco Systems, Inc. ("Cisco") common stock. This debt has a seven-year maturity and bears interest at a cash coupon rate of 3.625 percent of the original notional amount of debt of $174,200. At maturity, the SAILS are exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. The SAILS contain an embedded equity collar, which effectively manages a large portion of our exposure to fluctuations in the fair value of our holdings in Cisco common stock. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS No. 133. The change in fair value of this derivative between reporting dates is recognized as other income. The derivative has been combined with the debt instrument in long-term debt as there is a legal right of offset and is in accordance with Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." The SAILS liability of $174,200 at September 30, 2004 and December 31, 2003, net of the derivative asset of $96,565 and $75,273, respectively, represents $77,635 and $98,927 of the total long-term debt balance outstanding at September 30, 2004 and December 31, 2003, respectively. We have the option to terminate the SAILS arrangement prior to its scheduled maturity. If we terminate the SAILS arrangement prior to its scheduled maturity by delivering our Cisco common stock our cash payment would not exceed the present value of our future coupon payments at the time of termination. At the present time, we do not have plans to terminate the SAILS arrangement prior to its scheduled maturity date.

8.    ACQUISITIONS

      a.    Matrics, Inc.

      On September 9, 2004, we consummated the acquisition of privately held Matrics, Inc. ("Matrics"). Based in Rockville, Maryland, Matrics is a leader in developing Electronic Product Code ("EPC")-compliant Radio Frequency Identification ("RFID") systems. RFID is a next generation data capture technology that utilizes small tags that emit radio signals. Attaching a tag to products or assets allows for remote reading of information relevant to the asset. While similar to a bar code, RFID does not require physical contact between the reader and the tag, or even a line of sight, it provides the ability to capture more data more efficiently and is beneficial in areas such as supply chain management, asset tracking and security. We believe the acquisition of Matrics is an important step in executing our plan to be a leader in RFID, and will expand our product offerings.

      Matrics has focused its strategic RFID solutions efforts on Electronic Product Code standards, which are the emerging global RFID standards. Matrics has developed EPC-compliant RFID systems for retail, defense, transportation and other vertical markets. The Matrics product portfolio features RFID systems including multi-protocol, EPC-compliant fixed readers; readers designed for embedded applications, such as RFID printers and mobile computers; high-performance antennas for RFID tag reading; and EPC labels that can be attached to items such as containers, pallets, cartons and more. The RFID tag family includes both read-only and read/write functionality to address a wide range of asset visibility applications. Matrics is also developing a proprietary manufacturing process that is expected to provide for higher volume and more cost effective manufacturing of tags. On October 29, 2004, Matrics was merged with and into the Company.

      The aggregate purchase price of $238,049 consisted of $230,000 in cash payments to the sellers and $8,049 in direct transaction costs, primarily professional fees. The purchase price was funded from borrowings under the $250,000 short-term credit facility (see note 7).

      The results of Matrics have been included in Symbol's consolidated financial statements since September 9, 2004, the acquisition date. Shown below is the preliminary purchase price allocation, which summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets...........................................                     $ 12,703
Deferred income taxes....................................                       10,780
Other assets.............................................                          763

Identifiable intangible assets:

Proprietary technology and know how (4 year useful life)     $5,700
Patents (4 year useful life) ............................     3,500
Customer relationships (5 year useful life) .............     4,700
Covenants not to compete (1.5 year useful life) .........       600
                                                             ------
Total identifiable intangible assets.....................                       14,500
In-process research and development......................                       12,800
Goodwill.................................................                      199,509
Deferred tax liability...................................                       (5,583)
Other liabilities assumed................................                       (7,423)
                                                                              --------
Net assets acquired......................................                     $238,049
                                                                              ========

      In accordance with FASB Interpretation No. 4 "Applicability of FASB Statement No. 2 to Business Combination Accounted for by the Purchase Method", the $12,800 allocated to acquired in-process research and development was written off immediately following the acquisition. Current assets above includes acquired cash of $3,431.

      The following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2004 and 2003, give effect to the acquisition as if it had been consummated as of the earliest period presented, after giving effect to the following adjustments (i) amortization of acquired intangible assets (ii) Symbol's financing costs, consisting of interest expense on the $250,000 short term credit facility that would have been incurred had the acquisition occurred as of January 1, 2003 and the amortization of the debt issuance costs over the term (one-year) of the short term credit facility and
(iii) the related income tax effects.

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                      ---------------------     --------------------------
                                        2004         2003          2004           2003
                                      --------     --------     ----------     -----------
Revenue .........................     $431,629     $377,804     $1,288,773     $ 1,139,951
Net earnings/(loss) .............       10,360        7,449         29,762         (29,849)
Diluted earnings/(loss) per share          .04          .03            .12            (.13)

      The unaudited pro forma consolidated financial information is presented for comparative purposes only and is not intended to be indicative of the actual results that would have been achieved had the transaction been consummated as of the dates indicated above, nor does it purport to indicate results that may be attained in the future.

      b.    Brazil Acquisition

      During 2002, we entered into an agreement with the owners of Seal Sistem as e Technologia Da Informacao Ltda. ("Seal"), a Brazilian corporation that had operated as a distributor and integrator of our products since 1987. The agreement resulted in the termination of distribution rights for Seal and the creation of a majority-owned subsidiary of the Company that would serve as the Brazilian distributor and customer service entity ("Symbol Brazil"). In accordance with the terms of the agreement, the owners of Seal acquired a 49 percent ownership interest in Symbol Brazil.

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

      On January 10, 2004, the parties amended this transaction, whereby Symbol Technologies Holdings do Brasil Ltda., a wholly owned subsidiary of the Company, purchased an additional 34% ownership interest of Symbol Brazil owned by two principals of Seal. The Company paid $4,050 and also forgave the pre-existing $5,000 loan and related accrued interest of $92 that had been made to an entity affiliated with the principals of Seal. Accordingly, the Company and Symbol Technologies Holdings do Brasil Ltda. now own 85% of the capital of Symbol Brazil. As a result of the transaction, the Company satisfied the obligation related to the minimum earnout requirement of approximately $2,337 at January 10, 2004 and recorded the excess purchase price of approximately $1,805 as goodwill. Under the terms of the relevant agreements, Symbol Brazil was reorganized into a corporation and it will eventually become a wholly owned subsidiary of the Company.

      As we control Symbol Brazil, we have consolidated this subsidiary. The minority interest in earnings of operations of Symbol Brazil was immaterial for the three and nine months ended September 30, 2004 and 2003, respectively.

      c.    Trio Security, Inc.

      In June 2004, we purchased all of the issued and outstanding capital stock of Trio Security, Inc. ("Trio"), a privately held designer and developer of next generation security solutions for enterprise networks to enable mobile applications for handheld devices, for $600, excluding transaction costs. Pursuant to the acquisition agreement, $500 of the purchase price was paid in June 2004 and $100 was paid in July 2004. The acquisition is expected to enable, enhance and expand the range of applications for which Symbol products can be used. The acquisition was accounted for as a purchase and accordingly, Trio's operating results since the acquisition date have been included in Symbol's financial statements. Trio became part of the Company's Product segment. The assets acquired and liabilities assumed have been recorded at their estimated fair values. All of the purchase price has been allocated to goodwill.

      We have not shown the pro forma effects of the Brazil and Trio acquisitions as the results of their operations prior to each acquisition was immaterial in relation to our consolidated financial statements.

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

      The following table illustrates the changes in our warranty reserves:

                                                Amount
                                               --------
Balance at December 31, 2003 ............      $ 20,828
Charges to expense -- cost of revenue ...        20,365
Utilization/payment .....................       (21,100)
                                               --------
Balance at September 30, 2004 ...........      $ 20,093
                                               ========

      b.    Derivative Instruments and Hedging Activities

      We utilize derivative financial instruments to hedge the exposures associated with foreign currency fluctuations for payments denominated in foreign currencies from our international subsidiaries. These derivative instruments are designated as either fair value or cash flow hedges, depending on the exposure being hedged, and have maturities of less than one year. Changes in fair value of derivative instruments are recognized immediately in earnings unless the derivative qualifies as a cash flow hedge. For derivatives qualifying as cash flow hedges, the effective portion of changes in fair value of the derivative instrument is recorded as a component of other comprehensive income /
(loss) and is reclassified to earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion (representing the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged transaction) is recognized in earnings as it occurs. For fair value hedges, changes in fair value of the derivative, as well as the offsetting changes in fair value of the hedged item, are recognized in earnings each period. We do not use these derivative financial instruments for trading purposes.

      As of September 30, 2004 and December 31, 2003, respectively, we had $18,486 and $40,673 in notional amounts of forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. These contracts are primarily denominated in British pounds, Euros, Australian dollars, Canadian dollars and Japanese yen and have been marked to market each period with the resulting gains and losses included as a component of cost of revenue in the condensed consolidated statements of operations. The fair value of these forward exchange contracts was ($455) as of September 30, 2004, which is recorded in current liabilities and $107 as of December 31, 2003, which was recorded in current assets.

      c.    Legal Matters

      From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which is expected to have material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described below. An unfavorable resolution to any of the lawsuits described below could have a material adverse effect on our business, results of operations or financial condition.

GOVERNMENT INVESTIGATIONS

      On June 3, 2004, we announced that we resolved the investigation by the Eastern District relating to our past accounting practices by entering into a non-prosecution agreement with the Eastern District. The subject of this investigation related principally to the timing and amount of revenue recognized by us during the period of January 1, 2000 through December 31, 2001 as well as the accounting for certain reserves, restructurings, certain option programs and several categories of cost of revenue and operating expenses. As a result of this non-prosecution agreement, no criminal complaint will be filed against us. In addition, on June 3, 2004, we announced an agreement with the SEC to resolve allegations against us relating to our past accounting practices that were under investigation by the SEC since May 2001. Pursuant to the agreements with the Eastern District and the SEC, prior to June 30, 2004, we paid a total of $37,000 in cash to a restitution fund for members of the class consisting of purchasers of our common stock from February 15, 2000 to October 17, 2002, and $3,000 to the United States Postal Inspection Service Consumer Fraud Fund.

      In addition to these payments, we have acknowledged responsibility for previous misconduct by certain former employees and board members and agreed to continue our cooperation with the Eastern District and the SEC, to retain an independent, government-approved examiner to review our internal controls, financial reporting practices and our compliance with the settlement agreements and to establish and maintain an annual training and education program designed to diminish the possibility of future violations of the federal securities laws. If we violate the agreement with the Eastern District or the SEC or commit other violations, such as accounting offenses that were not the subject of the investigations, we have waived certain defenses that may have otherwise been available to us, including the statute of limitations, and will be subject to prosecution for any offense, including any offense related to our past accounting practices. Pursuant to the agreement with the SEC, the SEC filed, and the court has approved, a Final Consent Judgment in the Eastern District of New York providing for injunctive relief, enjoining us from further violations of the securities laws, and a civil penalty in the amount of $37,000, as described above.

SECURITIES LITIGATION MATTERS

      On June 3, 2004, we announced our settlement of the Pinkowitz, Hoyle and Salerno class action lawsuits, which are described below. Under the settlement, we agreed to pay to the class members an aggregate of $1,750 in cash and an aggregate number of shares of common stock having a market value of $96,250, subject to a minimum and maximum number of shares based upon the volume-weighted moving average trading price of our common stock for the five day period immediately prior to our payment of the common stock to the class ("Determined Price"). If the Determined Price is greater than $16.41 per share, then we will issue 5,865.3 shares of our common stock to the class. If the Determined Price is between $16.41 per share and $11.49 per share, then we will issue to the class the number of shares of common stock equal to a market value of $96,250 divided by the Determined Price. If the Determined Price is less than $11.49 per share, we will issue 8,376.8 shares of our common stock to the class. For example, the number of shares issuable on November 1, 2004 pursuant to the settlement agreement would have been approximately 6,600 shares. The settlement also provides that we have the right to pay up to an additional $6,000 in cash to reduce the number of shares of our common stock that we are required to deliver in an amount equal to the amount of additional cash divided by the Determined Price. If (i) there occurs any event that would lead to the de-listing of our common stock or our board of directors recommends the approval of a tender offer or the purchase of a majority of our common stock or (ii) the Determined Price is less than $11.90 per share, then the lead counsel for the plaintiffs can require us to place into escrow the number of shares that would otherwise be payable to the class and would have the right to sell all or any portion of the escrowed shares and invest such proceeds until distribution to the class. If we do not deliver our common stock as required by the settlement agreement within the ten days of such requirement, the lead counsel for the plaintiffs may terminate the settlement agreement. The court held a fairness hearing regarding the settlement on October 4, 2004 and approved the fairness of the settlement by an order entered on October 20, 2004.

      In addition to the payments described above, the $37,000 civil penalty imposed by the SEC will be distributed to the class. Also, as part of the settlement, Dr. Jerome Swartz, our co-founder and former chairman, has paid $4,000 in cash to the class to settle the claims against him in the Pinkowitz and Hoyle class action lawsuits.

      In connection with the settlement of the class actions and government investigations, Symbol has paid the $1,750 to the class and has recorded an accrued liability for legal settlements of $96,250 as of September 30, 2004 which is reflected as a component of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

      Additionally and in connection with the class actions and government settlement, the Company received cash of $7,200 from Dr. Jerome Swartz and $7,500 from its officer's liability insurance carriers. These cash recoveries have been recorded as a component of recovery for legal settlements within operating expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2004. In addition, under the terms of the agreement, Dr. Swartz satisfied a $2,900 obligation with the Company by returning the net share proceeds of the stock options identified in the agreement. The Company has reflected this receipt of shares as a capital contribution and receipt of treasury shares in the accompanying condensed consolidated balance sheets.

Pinkowitz v. Symbol Technologies, Inc., et al.

      On March 5, 2002, a class action lawsuit was filed in the United States District Court for the Eastern District of New York on behalf of purchasers of our common stock between October 19, 2000 and February 13, 2002, inclusive, against us and certain members of our former management and our former board of directors. The complaint alleged that the defendants violated the federal securities laws by issuing materially false and misleading statements throughout the class period that had the effect of artificially inflating the market price of our securities. This case is subject to the settlement agreement described above.

Hoyle v. Symbol Technologies, Inc., et al.
Salerno v. Symbol Technologies, Inc., et al.

      On March 21, 2003, a class action lawsuit was filed in the United States District Court for the Eastern District of New York against us and certain members of our former management and our former board of directors. On May 7, 2003, a virtually identical class action lawsuit was filed against the same defendants by Joseph Salerno.

      The Hoyle and Salerno complaints were brought on behalf of a class of former shareholders of Telxon Corporation ("Telxon") who obtained our common stock in exchange for their Telxon stock in connection with our acquisition of Telxon in November 2000. The complaint alleges that the defendants violated the federal securities laws by issuing a Registration Statement and Joint Proxy Statement/Prospectus in connection with the Telxon acquisition that contained materially false and misleading statements that had the effect of artificially inflating the market price of our securities. These cases are subject to the settlement agreement described above.

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

      On November 13, 2003, Telxon and the plaintiff class reached a tentative settlement of all pending shareholder class actions against Telxon. Under the settlement, Telxon anticipated that it would pay $37,000 to the class. As a result of anticipated contributions by Telxon's insurers, Telxon expected that its net payment would be no more than $25,000. On December 19, 2003, the settlement received preliminary approval from the Court. On February 12, 2004, the Court granted its final approval of the settlement. On February 27, 2004, we paid $25,000 to the class in accordance with the settlement. In addition, the Company received $2,700 in cash from its officers' liability insurance carriers during the third quarter of 2004. This cash recovery is shown as a component of recovery for legal settlements within operating expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2004. Telxon has not settled its lawsuit against its former auditors, PricewaterhouseCoopers LLP ("PwC"), and, as part of the proposed settlement of the class action, Telxon has agreed to pay to the class, under certain circumstances, up to $3,000 of the proceeds of that lawsuit.

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

      Fact discovery was completed on December 19, 2003. Expert discovery was concluded on April 16, 2004. On April 20, 2004, PwC made a supplemental production of documents to Telxon which included thousands of pages of materials never previously produced in the litigation. Because fact and expert discovery had already closed, Telxon filed a motion for sanctions against PwC, requesting, among other things, the entry of default judgment against PwC for discovery misconduct. The district court referred the motion to the magistrate judge for a report and recommendation. On July 2, 2004, the magistrate judge issued a report and recommendation that the district court enter default judgment on liability against PwC and in favor of Telxon. PwC filed objections to the magistrate judge's report and recommendation and the district court has stated its intention to hold an evidentiary hearing on PwC's objections. The court has scheduled an evidentiary hearing to be conducted in December 2004.

      Assuming the district court follows the magistrate judge's recommendation, trial on the issue of damages should occur in 2005.

SMART MEDIA LITIGATION

Telxon v. Smart Media of Delaware, Inc.

      On December 1, 1998, Telxon filed suit against Smart Media of Delaware, Inc. ("SMI") in the Court of Common Pleas for Summit County, Ohio in a case seeking a declaratory judgment that Telxon did not contract to develop SMI's products or invest approximately $3,000 in SMI's business and that it did not fraudulently induce SMI to refrain from engaging in business with others or interfere with SMI's business relationships. On March 12, 1999, SMI filed its answer and counterclaim denying Telxon's allegations and alleging counterclaims against Telxon for negligent misrepresentation, estoppel, tortious interference with business relationship and intentional misrepresentation and seeking approximately $10,000 in compensatory damages, punitive damages, fees and costs. In addition, William Dupre, an individual employed by SMI at that time, asserted similar counterclaims against Telxon. In November 2000, Symbol acquired Telxon with these claims still pending.

      On September 17, 2003, the jury awarded approximately $218,000 in damages against Telxon, of which approximately $6,000 was awarded to Mr. Dupre. The court denied Telxon's motion for judgment in its favor notwithstanding the verdict, for a new trial and for a reduction in the amount of the jury verdicts.

      On May 6, 2004, the court entered judgment against Telxon for approximately $218,000 in damages, plus statutory interest from the date of the verdicts and granted a motion to add Symbol as a counterclaim defendant with respect to the counterclaims asserted by Mr. Dupre. Prior to these court rulings, SMI withdrew its motion to add Symbol as a counterclaim defendant with respect to the counterclaims asserted by SMI. We and Telxon have filed notices of appeal of these rulings and the related verdicts. Symbol and Telxon have deposited $50,000 into an interest-bearing court escrow account to stay execution of the judgment against both Symbol and Telxon pending resolution of the appeal.

      Our available cash, including cash available under our existing lines of credit, may not be sufficient to pay jury verdicts of this size and we may need to obtain additional financing in order to pay the judgment entered against Telxon in this matter. In addition, we currently have not recorded any liability in our consolidated financial statements with respect to the jury verdicts and the judgment entered as we believe that, in accordance with the relevant guidance set forth in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," an unfavorable outcome of this litigation is not probable at this time. However, there can be no assurance that we will not be found to be ultimately liable for the full amount of the judgment, plus statutory interest from the date of the verdicts.

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

      Trial on the Symbol patents began on September 8, 2003. On September 12, 2003, the jury returned a verdict finding that two of the three asserted patents (the '183 and '441 Patents) had been infringed by Proxim. Proxim dropped its claims of invalidity as to all three Symbol patents, and consented to judgment against Proxim on those invalidity claims. The jury awarded Symbol 6% royalties on Proxim's past sales of infringing products, which include Proxim's OpenAir,
802.11 and 802.11b products. Based on Proxim's sales of infringing products from 1995 to the present, we estimate that damages for past infringement by Proxim amount to approximately $23,000 before interest. On July 28, 2004, the Court issued its opinion rejecting Proxim's equitable defenses, and directing that judgment be entered in favor of the Company in the amount of $23,000 for damages, plus $3,000 in interest. Following the ruling on Proxim's equitable defenses, the parties engaged in settlement discussions which culminated in a settlement dated as of September 13, 2004. The specific terms of the settlement are confidential. However, Symbol announced that Proxim will pay Symbol $22,750 over the ten quarters beginning the quarter ending September 30, 2004 for previous sales of infringing products. Proxim will also pay Symbol a royalty fee for future sales of WLAN products covered by Symbol patents for the life of those patents, as well as transfer certain patents and patent applications to Symbol. Symbol values these royalty payments and patent transfers as the equivalent of a six percent royalty rate. Symbol received $2,500 in cash from Proxim in September 2004 which is reflected as a component of other income in the accompanying condensed consolidated statements of operations for the three and nine month period ended September 30, 2004. The Company will record other income as additional cash is received from the settlement.

      In addition, the patents transferred to Symbol from Proxim were valued by the Company at approximately $8,600. Symbol has treated this transfer as part of the six percent royalty due Symbol for royalties on future sales of WLAN products covered by Symbol patents. Accordingly, Symbol recorded an asset of $8,600 and a corresponding deferred credit in an equal amount and will amortize these amounts over the life of the patents.

Metrologic Instruments, Inc. v. Symbol Technologies, Inc.

      On June 19, 2003, Metrologic Instruments, Inc. ("Metrologic") filed a complaint against us in the United States District Court, District of New Jersey, alleging patent infringement and breach of contract, and seeking monetary damages of approximately $2,300 (as of March 31, 2004) and termination of the cross-licensing agreement between the parties. We answered the complaint and asserted counterclaims for declaratory judgments of invalidity and noninfringement of Metrologic's patents and for non-breach of the cross-licensing agreement. We intend to defend the case vigorously on the merits.

Symbol Technologies, Inc. et al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnership

      On July 21, 1999, we and six other members of the Automatic Identification and Data Capture industry ("Auto ID Companies") jointly initiated a lawsuit against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership ("Lemelson Partnership"). The suit was commenced in the United States District Court, District of Nevada in Reno, Nevada, but was subsequently transferred to the federal court in Las Vegas, Nevada. In the litigation, the Auto ID Companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed.

      The Lemelson Partnership has contacted many of the Auto ID Companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. We have received many requests from our customers asking that we undertake the defense of these claims using our knowledge of the technology at issue, and the other Auto ID Companies have received similar requests. Certain of our customers have requested indemnification against the Lemelson Partnership's claims from us, and certain customers of the other Auto ID Companies have requested similar indemnification from them, individually and/or collectively with other equipment suppliers. We believe that generally we have no obligation to indemnify our customers against these claims and that the patents being asserted by the Lemelson Partnership against our customers with respect to bar code equipment are invalid, unenforceable and not infringed.

      On January 23, 2004, the court concluded that Lemelson's patent claims are unenforceable under the equitable doctrine of prosecution laches; that the asserted patent claims as construed by the court are not infringed by us because use of the accused products does not satisfy one or more of the limitations of each and every asserted claim; and that the claims are invalid for lack of enablement even if construed in the manner urged by Lemelson. The court entered its judgment in favor of Symbol and the other Auto ID Companies on January 23, 2004. The Lemelson Partnership filed several post-trial motions all of which were denied by the court. The Lemelson Partnership filed a notice of appeal on June 23, 2004.

Intermec IP Corp. v. Matrics, Inc.

      On June 7, 2004, Intermec IP Corporation ("Intermec") filed suit against Matrics in the Federal District Court in Delaware asserting infringement of four patents owned by Intermec relating to RFID readers and RFID tags. The complaint against Matrics seeks payment of a "reasonable royalty" as well as an injunction against Matrics from infringing such patents. On September 9, 2004, we consummated the acquisition of Matrics. We intend to defend the case vigorously on the merits.

Nanopower Technologies, Inc. v. Symbol Technologies, Inc. and Matrics Technology Systems, Inc.

      On August 11, 2004, Nanopower Technologies, Inc. ("Nanopower"), a California corporation, filed a civil suit against Matrics and Symbol in state court in California. The suit alleges that Matrics breached a consulting agreement, confidentiality agreement and intellectual property licensing agreement pertaining to certain ultra low voltage RFID tag start-up technology to which Nanopower claims ownership and that the defendants violated California state law relating to the protection of trade secrets. The suit also named Symbol as a defendant because of Symbol's announced intention to purchase Matrics. Nanopower alleges that Symbol (i) has improperly received disclosure of Nanopower's confidential information, (ii) has, or will, misappropriate Nanopower's trade secrets as a consequence of the acquisition of Matrics and
(iii) will benefit from the alleged breaches of intellectual property licensing and consulting agreements. On September 9, 2004, Symbol consummated the acquisition of Matrics.

      Matrics' agreements with Nanopower provide for mandatory arbitration of these disputes in Washington, DC and contain an exclusive venue clause requiring any effort to obtaining injunctive relief to be filed in Maryland. The state court complaint was removed to federal court and Matrics has filed a motion to transfer the suit to Maryland in anticipation of a subsequent stay pending arbitration. On October 1, 2004, before the Court heard Matrics' motion, Nanopower agreed to and the parties filed a stipulation to stay the case pending mediation, and, if necessary, arbitration.

OTHER LITIGATION

Barcode Systems, Inc. v. Symbol Technologies Canada, Inc. and Symbol Technologies, Inc.

      On March 19, 2003, Barcode Systems, Inc. ("BSI") filed an amended statement of claim in the Court of Queen's Bench in Winnipeg, Canada, naming Symbol Technologies Canada, Inc. and Symbol as defendants. BSI alleges that we deliberately, maliciously and willfully breached our agreement with BSI under which BSI purported to have the right to sell our products in western Canada and to supply Symbol's support operations for western Canada. BSI has claimed damages in an unspecified amount, punitive damages and special damages.

         Symbol denies BSI's allegations and claims that it properly terminated any agreements between BSI and Symbol. Additionally, Symbol filed a counterclaim against BSI alleging trademark infringement, depreciation of the value of the goodwill attached to Symbol's trademark and damages in the sum of Canadian $1,300, representing the unpaid balance of products sold by Symbol to BSI. Discovery in the matter is ongoing.

      On October 30, 2003, BSI filed an Application For Leave with the Canadian Competition Tribunal ("Tribunal"). BSI is seeking an Order from the Tribunal that would require us to accept BSI as a customer on the "usual trade terms" as they existed prior to the termination of their agreement in April 2003. The Tribunal granted leave for BSI to proceed with its claim against us on January 15, 2004. We filed an appeal of the Tribunal's decision before the Federal Court of Appeals on January 26, 2004, and a brief in support of the appeal on April 22, 2004. On October 7, 2004, the Federal Court of Appeals dismissed Symbol's appeal, allowing BSI to make its application before the Tribunal against Symbol.

      On November 17, 2003, BSI filed an additional lawsuit in British Columbia, Canada against us and a number of our distributors alleging that we refused to sell products to BSI, conspired with the other defendants to do the same and used confidential information to interfere with BSI's business. We intend to defend against these claims vigorously.

Lic. Olegario Cavazos Cantu, on behalf of Maria Leonor Cepeda Zapata v. Symbol de Mexico, Sociedad de R.L. de C.V.

      Lic. Olegario Cavazos Cantu, on behalf of Maria Leonor Cepeda Zapata filed a lawsuit against Symbol de Mexico, Sociedad de R.L. de C.V. ("Symbol Mexico") in October 2003 to reclaim property on which our Reynosa facility is located. The lawsuit was filed before the First Civil Judge of First Instance, 5th Judicial District, in Reynosa, Tamaulipas, Mexico. The First Civil Judge ordered the recording of a lis pendens with respect to this litigation before the Public Register of Property in Cd. Victoria, Tamaulipas.

      The plaintiff alleges that she is the legal owner of a tract of land of 100 hectares, located within the area comprising the Rancho La Alameda, Municipality of Reynosa, Tamaulipas, within the Bajo Rio San Juan, Tamaulipas, irrigation district. The plaintiff is asking the court to order Symbol Mexico to physically and legally deliver to the plaintiff the portion of land occupied by Symbol Mexico.

      Symbol Mexico acquired title to the lots in the Parque Industrial Reynosa from Edificadora Jarachina, S.A. de C.V. pursuant to a deed instrument. An Owner's Policy of Title Insurance was issued by Stewart Title Guaranty Company in connection with the above-mentioned transaction in the amount of $13,400. A Notice of Claim and Request for Defense of Litigation was duly delivered on behalf of Symbol to Stewart Title Guaranty Company on November 4, 2003. The matter is currently awaiting the decision of the Court.

Bruck Technologies Handels GmbH European Commission Complaint

      In February 2004, we became aware of a notice from the European Competition Commission ("EC") of a complaint lodged with it by Bruck Technologies Handels GmbH ("Bruck") that certain provisions of the Symbol PartnerSelect(TM) program violate Article 81 of the EC Treaty. Bruck has asked the EC to impose unspecified sanctions. We have provided all information requested by the EC. No action has been taken and the matter is pending. We intend to defend against these claims vigorously.

SECURITIES LITIGATION MATTERS IN WHICH SYMBOL HAS BEEN REALIGNED AS PLAINTIFF

Bildstein v. Symbol Technologies, Inc., et al.

      On April 29, 2003, a shareholder derivative lawsuit was filed in the United States District Court for the Eastern District of New York against certain members of our former management and board of directors and against Symbol as a nominal defendant. The plaintiff alleged that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and common and state law by authorizing the distribution of proxy statements in 2000, 2001 and 2002. Plaintiff sought the cancellation of all affirmative votes at the annual meetings for 2000, 2001 and 2002, the cancellation of all awards under the option plans approved pursuant to those proxy statements, an injunction preventing the implementation of those option plans and all awards thereunder and an accounting by the defendants for all injuries and damages suffered by Symbol, plus all costs and expenses, including but not limited to attorneys' fees, incurred in connection with the action.

      In September 2004, the court approved a settlement that Symbol reached with the plaintiff. As part of the settlement, Symbol and the plaintiffs agreed to a stipulation pursuant to which Symbol was realigned as plaintiff, and the action dismissed without prejudice so as to permit Symbol to pursue the claims asserted in the Gold litigation described below. As part of the stipulation, Symbol agreed to pay and has since paid $120 to Bildstein's counsel for services rendered in the case.

Gold v. Symbol Technologies, Inc., et al.

      On December 18, 2003, a derivative action lawsuit was filed in the Court of Chancery of the State of Delaware against Symbol and certain of our former senior management. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements from January 1, 1998 through December 31, 2002 that had the effect of artificially inflating the market price of Symbol's securities and that the defendants (1) failed to properly oversee or implement policies, procedures and rules to ensure compliance with federal and state laws requiring the dissemination of accurate financial statements, which ultimately caused Symbol to be sued for, and exposed to liability for, violations of the anti-fraud provisions of the federal securities laws, (2) engaged in insider trading in Symbol's common stock, (3) wasted corporate assets and (4) improperly awarded a severance of approximately $13,000 to Tomo Razmilovic, one of our former Presidents and Chief Executive Officers. Plaintiff sought to recover incentive-based compensation paid to certain of our former senior management in reliance on materially inflated financial statements and to impose a trust to recover cash and other valuable assets received by the former senior management defendants and former Symbol board members.

      On July 27, 2004, the court approved a settlement that Symbol reached with the plaintiff. The settlement calls for the lawsuit to continue as direct litigation by Symbol on its own behalf against the defendants. As part of the settlement, the plaintiff consented to entry of Symbol's proposed order, under which Symbol will now be the plaintiff in the case. Symbol plans to continue to pursue this lawsuit vigorously and, as part of the settlement, has agreed to pay $185 to cover the reasonable legal fees of the plaintiff's lawyers. On October 28, 2004, Symbol filed its amended complaint in this action.

10.   INCOME TAXES

      The Company's effective tax rate for the three months ended September 30, 2004 is 37.98 percent. This differs from the statutory rate of 35.0 percent primarily due to the change in estimate of the deductible portion of the class action settlement and the write-off of In-Process Research and Development associated with the acquisition of Matrics, offset by the allocable portion of the annual forecast of the tax benefits of research credits, the release of valuation allowance and income exempt from taxation. Without the Matrics acquisition, the tax rate for the three months ended September 30, 2004 would have been 28.07 percent.

      The overall tax rate of 43.71 percent remains higher than the 35.0 percent statutory rate due to the items discussed above. Without the Matrics acquisition, the tax rate would have been 39.0 percent.

11.      EXECUTIVE RETIREMENT PLAN

         We maintain an Executive Retirement Plan (the "Plan") in which certain highly compensated associates are eligible to participate. Our obligations under the Plan are not funded. The components of net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                  ------------------   ------------------
                                                    2004     2003        2004      2003
                                                  -------  --------    --------  --------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost ..................................   $   370  $    371    $  1,110  $  1,115
Interest cost .................... ............       322       338         966     1,014
Amortization of prior service cost ............        66        66         198       198
Recognized actuarial loss .....................        --        53          --       159
                                                  -------  --------    --------  --------
Net periodic benefit cost .....................   $   758  $    828    $  2,274  $  2,486
                                                  =======  ========    ========  ========

EMPLOYER CONTRIBUTIONS TO THE PLAN

      We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to contribute approximately $372 to the Plan to cover expected benefit payments during 2004. As of September 30, 2004, $266 has been paid and we anticipate contributing an additional $115 before the end of 2004 to cover the expected benefit payments for the Plan in 2004, bringing the total to $381.

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

      The Products segment sells products and solutions in the forms of advanced data capture equipment, mobile computing devices, RFID, wireless communication equipment and other peripheral products and also receives royalties. The Services segment provides solutions that connect our data capture equipment and mobile computing devices to wireless networks. This segment also provides worldwide comprehensive repair, maintenance, integration and support in the form of service contracts or repairs on an as-needed basis. We use many factors to measure performance and allocate resources to these two reportable segments. The primary measurements are sales and gross profit. The accounting policies of the two reportable segments are essentially the same as those used to prepare our consolidated financial statements. We rely on our internal management system to provide us with necessary sales and standard cost data by reportable segment, and we make financial decisions and allocate resources based on the information we receive from this management system. In the measurement of segment performance, we do not allocate research and development, sales and marketing, or general and administrative expenses. We do not use that information to make key operating decisions and do not believe that allocating these expenses is significant in evaluating performance.

      Beginning January 1, 2004, we revised our internal reporting of certain manufacturing costs, including but not limited to costs of re-working product, warranty costs, obsolescence costs and costs to scrap, and we no longer include these in our standard costing structure. As reflected in the table below, there is an increase in our standard gross profit and our manufacturing variances and other related costs for the three and nine months ended September 30, 2004 as compared to the comparable period in 2003. There is no change in the overall gross profit of our segments.

      Our internal structure is in the form of a matrix organization whereby certain managers are held responsible for products and services worldwide while other managers are responsible for specific geographic areas. The operating results of both components are reviewed on a regular basis.

      We operate in three main geographic regions: The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Sales are allocated to each region based upon the location of the customer utilizing products and services. Non-U.S. sales for the three and nine months ended September 30, 2004 were $177,011 and $525,842, respectively. Non-U.S. sales for the three and nine months ended September 30, 2003 were $153,559 and $475,846, respectively.

      Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally goodwill, intangible assets and temporary investments.

         Summarized financial information concerning our reportable segments and geographic regions is shown in the following table.

                                                                  FOR THE THREE MONTHS ENDED
                                       -----------------------------------------------------------------------------
                                                SEPTEMBER 30, 2004                        SEPTEMBER 30, 2003
                                       -------------------------------------  --------------------------------------
                                        PRODUCTS     SERVICES       TOTAL      PRODUCTS       SERVICES      TOTAL
                                       -----------  -----------  -----------  -----------   -----------  -----------
REVENUES:
The Americas......................     $   225,798  $    49,979  $   275,777  $   204,153   $    43,659  $   247,812
EMEA..............................         101,220       22,278      123,498       80,171        21,945      102,116
Asia Pacific......................          26,869        3,008       29,877       24,461         2,721       27,182
                                       -----------  -----------  -----------  -----------   -----------  -----------
Total net sales...................     $   353,887  $    75,265  $   429,152  $   308,785   $    68,325  $   377,110
                                       ===========  ===========  ===========  ===========   ===========  ===========
STANDARD GROSS PROFIT:
The Americas......................     $   119,939  $    17,745  $   137,684  $   110,223   $    10,106  $   120,329
EMEA..............................          56,921        7,530       64,451       40,633         7,430       48,063
Asia Pacific......................          16,317        1,129       17,446       12,515         1,109       13,624
                                       -----------  -----------  -----------  -----------   -----------  -----------
Total gross profit at standard....         193,177       26,404      219,581      163,371        18,645      182,016

Manufacturing variances & other
   related costs..................          13,647        5,221       18,868       13,447         1,667       15,114
                                       -----------  -----------  -----------  -----------   -----------  -----------
Total gross profit................     $   179,530  $    21,183  $   200,713  $   149,924   $    16,978  $   166,902
                                       ===========  ===========  ===========  ===========   ===========  ===========

                                                                  FOR THE NINE MONTHS ENDED
                                       -----------------------------------------------------------------------------
                                                SEPTEMBER 30, 2004                        SEPTEMBER 30, 2003
                                       -------------------------------------  --------------------------------------
                                        PRODUCTS     SERVICES       TOTAL       PRODUCTS     SERVICES       TOTAL
                                       -----------  -----------  -----------  -----------   -----------  -----------
REVENUES:
The Americas......................     $   675,420  $   145,512  $   820,932  $   580,861   $   149,796  $   730,657
EMEA..............................         291,313       68,558      359,871      261,187        69,027      330,214
Asia Pacific......................          91,995        8,790      100,785       67,736         8,669       76,405
                                       -----------  -----------  -----------  -----------   -----------  -----------
Total net sales...................     $ 1,058,728  $   222,860  $ 1,281,588  $   909,784   $   227,492  $ 1,137,276
                                       ===========  ===========  ===========  ===========   ===========  ===========
STANDARD GROSS PROFIT:
The Americas......................     $   372,703  $    41,103  $   413,806  $   303,082   $    35,379  $   338,461
EMEA..............................         168,296       23,558      191,854      134,731        23,405      158,136
Asia Pacific......................          53,698        3,378       57,076       34,587         3,436       38,023
                                       -----------  -----------  -----------  -----------   -----------  -----------
Total gross profit at standard....         594,697       68,039      662,736      472,400        62,220      534,620

Manufacturing variances & other
   related costs..................          62,644        7,768       70,412       42,863           594       43,457
                                       -----------  -----------  -----------  -----------   -----------  -----------
Total gross profit................     $   532,053  $    60,271  $   592,324  $   429,537   $    61,626  $   491,163
                                       ===========  ===========  ===========  ===========   ===========  ===========

                                                AS OF          AS OF
                                            SEPTEMBER 30,   DECEMBER 31,
                                                2004           2003
                                            -------------   ------------
IDENTIFIABLE ASSETS:
The Americas.............................   $     894,530   $    867,133
EMEA.....................................         319,562        316,406
Asia Pacific.............................          63,230         64,228
Corporate (principally goodwill,
   intangible assets and investments)....         640,454        398,751
                                            -------------   ------------
     Total...............................   $   1,917,776   $  1,646,518
                                            =============   ============

Below is a summary of product revenues by product division for the three and nine months ended September 30, 2004 and 2003:

                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                SEPTEMBER 30,                SEPTEMBER 30,
                           -------------------------  -----------------------------
                               2004         2003           2004           2003
                           -----------  ------------  --------------  -------------
PRODUCT DIVISION:
Mobile Computing           $   212,077  $    188,575  $      635,579  $     567,549
Advanced Data Capture          101,245        89,622         310,802        254,583
Wireless Infrastructure         43,790        36,907         120,660         97,507
RFID                             1,756            --           1,756             --
Other, net                      (4,981)       (6,319)        (10,069)        (9,855)
                           -----------  ------------  --------------  -------------
Total                      $   353,887  $    308,785  $    1,058,728  $     909,784
                           ===========  ============  ==============  =============

Other, net represents royalty revenues and rebates which the Company does not assign to a product division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FORWARD-LOOKING STATEMENTS; CERTAIN CAUTIONARY STATEMENTS

      This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of Symbol's future business, results of operations, liquidity and operating or financial performance or results. Such forward looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see Item 1, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003 and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors", in our quarterly report on Form 10-Q for the three months ended March 31, 2004.

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

OVERVIEW

      We are a recognized worldwide leader in enterprise mobility, delivering products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, mobile computing platforms, wireless infrastructure, mobility software and services programs under the Symbol Enterprise Mobility Services brand. Our goal is to be one of the world's preeminent suppliers of mission-critical mobile computing solutions to both business and industrial users. For the three and nine months ended September 30, 2004, we generated $429,152 and $1,281,588 of revenue, respectively.

      Symbol manufactures products and provides services to capture, move and manage data using five core technologies - bar code reading and image recognition, mobile computing, wireless networking systems, RFID and mobility software applications. Our products and services are sold to a broad and diverse base of customers on a worldwide basis and in diverse markets such as retail, transportation, parcel and postal delivery services, warehousing and distribution, manufacturing, healthcare, hospitality, security, education and government. We do not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

      We operate in two reportable business segments: (1) the design, manufacture and marketing of advanced data capture, mobile computing, wireless infrastructure, RFID and mobility software, or the "Product Segment"; and (2) the servicing of, customer support for and professional services related to these systems (the "Services Segment"). Each of our operating segments uses its core competencies to provide building blocks for mobile computing solutions.

      Management continuously evaluates its financial condition and operational performance by monitoring key performance measures such as revenue growth, gross profit and gross profit percent, operating income and margin, cash flow from operations, days sales outstanding and inventory turns.

      In addition to these financial and operational measures, management has established certain other key measures to evaluate its future business performance, such as product bookings and product backlog as well as product sales through its indirect channel from both Value Added Resellers ("VARs") and distributors, and original equipment manufacturers ("OEMs"). In addition, management has a strong focus on its customer satisfaction ratings in its service business.

      By evaluating our product bookings, we are able to gain visibility into the momentum of our expected future sales volumes. This also enables us to see areas where we may need to adjust our sales and marketing efforts and inventory management. Our goal is to maintain our quarterly product bookings to our actual product revenue recognized ratio above 1.0.

      In addition, we evaluate the amount of backlog of products that we have either shipped but have not been recognized as revenue, as well as those products that are awaiting shipment. This evaluation, we believe, assists us in improving our quarterly linearity of shipments, and improves our operational efficiencies and overall inventory management. Our goal is to continually grow our backlog.

      We also believe that we need to build a strong partner ecosystem, which is a key aspect in our ability to scale our business and important in our efforts to penetrate new markets as well as boost our presence in our existing vertical markets. To that extent, in 2002 we began a migration to a channel-centric business model and introduced our PartnerSelect(TM) Program. Our goal is to have over 80 percent of our products shipped through our indirect channels, that is our VARs, distributors and OEMs.

      In our service segment, a key measure we monitor is customer satisfaction, particularly for technical assistance and depot service delivery. We continually obtain customer satisfaction surveys, with an overall goal of achieving ratings consistently above a 4.0 on a scale of 1.0 to 5.0.

      We also monitor our attach rates of our service maintenance contracts to our product sales which we believe gives us visibility into future growth of our services segment.

OVERVIEW OF PERFORMANCE

      Our total revenue for the three and nine months ended September 30, 2004 increased 13.8 percent and 12.7 percent, respectively, to $429,152 and $1,281,588 from $377,110 and $1,137,276, respectively, in the comparable prior year periods. The increase in revenue is primarily attributable to expanding our available markets, gradual strengthening in the global economy and increased spending in the information technology sector that resulted in growth in our Product Segment, particularly in mobile computing.

      Our gross profit as a percentage of total revenue was 46.8 percent and
46.2 percent for the three and nine months ended September 30, 2004, an increase from 44.3 percent and 43.2 percent for the three and nine months ended September 30, 2003. The growth is primarily due to both increased sales of higher margin product as well as efficiencies we have achieved in our manufacturing operations.

      We are committed to and continue to invest in engineering new products and in investing in our people, processes and systems to expand our product offerings, to improve our control environment and our effectiveness with our customers and our operational efficiencies. Accordingly, our operating expenses were $172,054 and $490,544 for the three and nine months ended September 30, 2004.

      Our operating margins for the three and nine month periods ended September 30, 2004 were 6.7 percent and 7.9 percent, respectively. This includes negative impact on operating margin of 3.1 percent and 1.1 percent, respectively, related to the acquisition of Matrics, Inc. on September 9, 2004.

      Our cash balance increased $81,511 to $231,528 as of September 30, 2004 as compared to $150,017 at December 31, 2003. Our net cash provided by operating activities for the nine month period ended September 31, 2004 was $165,582.

      We continue to focus on effectively managing our accounts receivables. At September 30, 2004, receivables were $99,763, a decrease of $52,614 from $152,377 at December 31, 2003. Our days sales outstanding at September 30, 2004 were 21 days as compared to 31 days at December 31, 2003.

      Our inventory turns decreased to 4.1 from 4.3 for the three months ended September 30, 2004 as compared to the comparable period in 2003 primarily due to an increase of consigned inventory held at our distributors which is offset by improved efficiencies in our manufacturing and distribution operations.

      Our gross product bookings increased approximately 12 percent to approximately $363,000 at September 30, 2004 from September 30, 2003.

      The ratio of our product bookings to product revenue was 1.03 for the quarter ended September 30, 2004. Our product backlog, which is another measure we monitor, continued to grow in the quarter, ending September 30, 2004 at approximately $320,000, which included the additional backlog from Matrics that we acquired.

      Our percent of product revenue that was shipped through our indirect channel in the three month period ended September 30, 2004 was approximately 71 percent. This is up approximately 20 percentage points from 2002, when we began our migration to a channel-centric business model.

      Current results of customer satisfaction surveys from our services business have demonstrated improvement towards our goal of a consistent rating greater than 4.0. Our most current results were a score of 4.02 and 3.67, relating to satisfaction with our technical assistance and depot service delivery, respectively.

      While our attach rates have been improving in our sales in the Americas, overall we believe we can achieve better attach rates and are making changes in our business process and restructuring certain of our service activities to help improve these attach rates in the future.

RESULTS OF OPERATIONS

             The following table summarizes our revenue by geographic region and then by reportable segment and geographic region for which we use to manage our business:

                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30              FOR THE NINE MONTHS ENDED SEPTEMBER 30
                              --------------------------------------------------  --------------------------------------------------
                                                        VARIANCE IN  VARIANCE IN                            VARIANCE IN  VARIANCE IN
                                  2004         2003         $'S        PERCENT        2004         2003         $'S        PERCENT
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total Revenue
  The Americas..............  $   275,777  $   247,812  $    27,965     11.3%     $   820,932  $   730,657  $    90,275     12.4%
  EMEA......................      123,498      102,116       21,382     20.9          359,871      330,214       29,657      9.0
  Asia Pacific..............       29,877       27,182        2,695      9.9          100,785       76,405       24,380     31.9
                              -----------  -----------  -----------  -------      -----------  -----------  -----------  -------
    Total Revenue...........      429,152      377,110       52,042     13.8        1,281,588    1,137,276      144,312     12.7
                              ===========  ===========  ===========  =======      ===========  ===========  ===========  =======
Product Revenue
  The Americas..............      225,798      204,153       21,645     10.6          675,420      580,861       94,559     16.3
  EMEA......................      101,220       80,171       21,049     26.3          291,313      261,187       30,126     11.5
  Asia Pacific..............       26,869       24,461        2,408      9.8           91,995       67,736       24,259     35.8
                              -----------  -----------  -----------  -------      -----------  -----------  -----------  -------
    Total Product Revenue...      353,887      308,785       45,102     14.6        1,058,728      909,784      148,944     16.4
                              ===========  ===========  ===========  =======      ===========  ===========  ===========  =======
Service Revenue
  The Americas..............       49,979       43,659        6,320     14.5          145,512      149,796       (4,284)    (2.9)
  EMEA......................       22,278       21,945          333      1.5           68,558       69,027         (469)    (0.7)
  Asia Pacific..............        3,008        2,721          287     10.5            8,790        8,669          121      1.4
                              -----------  -----------  -----------  -------      -----------  -----------  -----------  -------
    Total Service Revenue...  $    75,265  $    68,325  $     6,940     10.2%     $   222,860  $   227,492  $    (4,632)    (2.0)%
                              ===========  ===========  ===========  =======      ===========  ===========  ===========  =======

     The following table summarizes our product revenue by product division:

                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30             FOR THE NINE MONTHS ENDED SEPTEMBER 30
                           --------------------------------------------------  --------------------------------------------------
                                                     VARIANCE IN  VARIANCE IN                            VARIANCE IN  VARIANCE IN
                               2004         2003         $'S        PERCENT        2004         2003         $'S        PERCENT
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Product Division
Mobile Computing.........  $   212,077  $   188,575  $    23,502     12.5%     $   635,579  $   567,549  $    68,030     12.0%
Advanced Data Capture....      101,245       89,622       11,623     13.0          310,802      254,583       56,219     22.1
Wireless Infrastructure..       43,790       36,907        6,883     18.6          120,660       97,507       23,153     23.7
RFID                             1,756           --        1,756    100.0            1,756           --        1,756    100.0
Other, net                      (4,981)      (6,319)       1,338    (21.2)         (10,069)      (9,855)        (214)     2.2
                           -----------  -----------  -----------  -------      -----------  -----------  -----------  -------
      Total .............  $   353,887  $   308,785  $    45,102     14.6%     $ 1,058,728  $   909,784  $   148,944     16.4%
                           ===========  ===========  ===========  =======      ===========  ===========  ===========  =======

Other, net represents royalty revenues and rebates which the Company does not assign to a product division.

      Product revenue for the three and nine months ended September 30, 2004 was $353,887 and $1,058,728 an increase of $45,102 or 14.6 percent and $148,944 or
16.4 percent from the comparable
prior year periods. This increase included $1,756 of revenue related to Matrics, Inc. from September 9, 2004, the acquisition date. The increase was also due to continued growth in sales of our mobile computing product offerings, our largest product line, which experienced growth of approximately $23,502 and $68,030 an increase of 12.5 percent and 12.0 percent from the comparable prior year periods. Contributing to this increase is the growth from both our next generation mobile gun and handheld mobile computing devices. Also contributing to the product revenue increase was growth in sales of our advanced data capture product line of approximately $11,623 and $56,219 an increase of 13.0 percent and 22.1 percent from the comparable prior year periods which was primarily driven by continued growth in next generation scanners as well as a large rollout of wireless point-of-sale scanners to a nationwide U.S. retailer during the nine months ended September 30, 2004. In addition, wireless product revenue increased by approximately $6,883 and $23,153 an increase of 18.6 percent and
23.7 percent for the three and nine months ended September 30, 2004, respectively from the comparable prior year periods due to the introduction of a new wireless switch. The decrease in other, net for the three months ended September 30, 2004 was primarily due to a significant rebate earned by a partner in connection with a large transaction during the three months ended September 30, 2003. The increase for the nine months ended September 30, 2004 from the comparable prior year period was primarily due to changes to the PartnerSelect model that increased rebates within our distribution partners combined with their sales volume partially offset by an increase in royalty revenue.

      Services revenue for the three and nine months ended September 30, 2004 was $75,265 and $222,860 an increase of 10.2 percent and a decrease of 2.0 percent respectively from comparable prior year periods. The increase for the three months ended September 30, 2004 as compared to the comparable prior year period was positively impacted by $3,200, primarily as a result of recording most new contracts on an accrual basis from a billed and collected basis, in addition to increased cash collections. This was partially offset by our continued drive to utilize third party service providers for the lower margin professional service activities. The decrease for the nine months ended September 30, 2004 as compared to the comparable prior year period was due to our continued drive to utilize third party service providers for the lower margin professional service activities. Also contributing to the decrease was a lower level of cash collections compared to the comparable prior year period, as a portion of our U.S. service revenue is recognized on a billed and collected basis.

      Geographically, the Americas revenue increased 11.3 percent and 12.4 percent for the three and nine months ended September 30, 2004 from the comparable prior year periods. Europe, Middle East and Africa ("EMEA") revenue increased 20.9 percent and 9.0 percent, respectively, for the three and nine months ended September 30, 2004, from the comparable periods in 2003. The increases in the America's and EMEA revenues is mainly attributable to strong growth in all of our product offerings. Asia Pacific revenue increased 9.9 percent and 31.9 percent for the three and nine months ended September 30, 2004, respectively, compared to the comparable prior year periods primarily the result of continued penetration of all of our product offerings into this marketplace. The Americas, EMEA and Asia Pacific represent approximately 64.3, 28.8 and 6.9 percent of revenue, respectively, for the three months ended September 30, 2004. The Americas, EMEA and Asia Pacific represent approximately 64.1, 28.1 and 7.8 percent of revenue, respectively, for the nine months ended September 30, 2004.

      Product gross profit for the three and nine months ended September 30, 2004 was $179,530 and $532,053, respectively an increase of $29,606 and $102,516 or 19.7 percent and 23.9 percent from the comparable prior year periods. The increase in product gross profit was mainly attributed to an increase in revenue which accounted for approximately $22,000 and $71,000 of the increase for the three and nine months ended September 30, 2004. The remaining increase to product gross profit of approximately $8,000 and $32,000 was attributed to an increase in gross profit percentage of 2.2 percent and 3.0 percent, respectively, for the three and nine months ended September 30, 2004. The increase in our gross profit percentage was primarily attributed to a change in our product mix and increased efficiencies gained in our manufacturing operations.

      Service gross profit for the three and nine months ended September 30, 2004 was $21,183 and $60,271, respectively, an increase of $4,205 or 24.8 percent and a decrease of $1,355 or 2.2 percent from the comparable prior year periods. The increase in service gross profit for the three months ended September 30, 2004 was mainly attributed to approximately $3,200 of revenue recognized in the three months ended September 30, 2004 as a result of recording new contracts on an accrual basis of accounting from a billed and collected basis, as well as a change in mix from low margin professional services to higher margin maintenance and support services off set by restructuring charges relating to lease obligation costs and further workforce reductions. The decrease in service gross profit for the nine months ended September 30, 2004 of $1,355 was primarily attributed to restructuring charges relating to lease obligation costs and further workforce reductions, coupled with the decline in revenues partially offset by a change in mix from low margin professional services to higher margin maintenance and support services. We anticipate that the efficiencies that will be realized through our realigning and restructuring of our services business, once finalized, will improve our margins in future periods.

OPERATING EXPENSES

      Total operating expenses of $172,054 increased 15.5 percent for the three months ended September 30, 2004 from $148,904 for the comparable prior year period while total operating expenses of $490,544 for the nine months ended September 30, 2004 decreased $15,450 or 3.1 percent from $505,994, for the comparable prior year period.

      Operating expenses consist of the following for the three and nine months ended September 30:

                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                           --------------------------------------------------  --------------------------------------------------
                                                     VARIANCE IN  VARIANCE IN                            VARIANCE IN  VARIANCE IN
                               2004         2003         $'S        PERCENT        2004         2003         $'S        PERCENT
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Write-off of acquired
  in-process research and
  development............  $    12,800  $        --  $    12,800    100.0%     $    12,800  $        --  $    12,800    100.0%
Engineering..............       42,595       42,283          312      0.7          126,214      117,468        8,746      7.4
Selling, general and
  administrative.........      125,102       98,023       27,079     27.6          366,230      305,473       60,757     19.9
(Recovery)/provision for
  legal settlements......      (12,400)          --      (12,400)  (100.0)         (21,400)      72,000      (93,400)  (129.7)
Stock based
  compensation expense...           --        7,640       (7,640)  (100.0)           2,234        9,872       (7,638)   (77.4)
Restructuring and
  impairment charges.....        3,957          958        2,999    313.0            4,466        1,181        3,285    278.2
                           -----------  -----------  -----------  -------      -----------  -----------  -----------  -------
                           $   172,054  $   148,904  $    23,150     15.5%     $   490,544  $   505,994  $   (15,450)    (3.1)%
                           ===========  ===========  ===========  =======      ===========  ===========  ===========  =======

      The write-off of acquired in-process research and development costs of $12,800 for the three and nine months ended September 30, 2004 is due to a write-off in connection with our acquisition of Matrics, Inc.

      Engineering expenses increased $8,746 or 7.4 percent for the nine months ended September 30, 2004 as compared to the comparable prior year period, mainly due to our increased investment in our research and development.

      Selling, general and administrative expenses increased $27,079 or 27.6 percent and $60,757 or 19.9 percent for the three and nine months ended September 30, 2004 as compared to the comparable prior year periods, mainly due to higher compensation costs and related benefits, investment in technology, infrastructure and financial systems, external consulting costs associated with the Sarbanes

Oxley Act of 2002, partially offset by a decrease in expenses associated with our restatement activities and legal fees associated with litigation activities.

      The decrease of $12,400 and $93,400 in legal settlements for the three and nine month comparable period is driven by the fact that the three and nine months ended September 30, 2004 included recoveries of $12,400 and $21,400, respectively, of amounts related to the Company's various legal matters, while the prior year nine month period ended September 30, 2003 included a provision related to certain legal settlements of $72,000.

      Also included in total operating expenses is stock based compensation associated with certain portions of our stock option plans. As of March 31, 2003, due to our inability to make timely filings with the SEC, our stock option plans were held in abeyance, meaning that our employees could not exercise their options until we became current with our filings. As an accommodation to both current and former Symbol associates whose options were impacted by this suspension, the Compensation Committee of the Board approved an abeyance program that allowed associates whose options were affected during the suspension period the right to exercise such options up to 90 days after the end of the suspension period. This resulted in a new measurement date for those options, which led to a non-cash accounting compensation charge for the intrinsic value of those vested options when the employee either terminated employment during the suspension period or within the 90 day period after the end of the suspension period. Stock based compensation related to the abeyance program was $2,234 during the nine months ended September 30, 2004. On February 25, 2004, the date on which we became current with our regulatory filings with the SEC, this suspension period ended.

      The stock based compensation expense during 2003 are amounts associated with the variable portion of our stock option plans as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2003.

      In the second quarter of 2004, we announced a restructuring of certain of our EMEA general and administrative functions, whereby we are consolidating certain functions centrally in Brno, Czech Republic. For the three month and nine month periods ended September 30, 2004 we charged $3,957 and $4,466, respectively, the majority of which such costs related to severance costs.

OTHER (EXPENSE)/INCOME, NET

Other (expense)/income, net consists of the following:

                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                           ----------------------------------------    ---------------------------------------
                               2004           2003         VARIANCE        2004         2003        VARIANCE
                           -----------     ----------     ---------    -----------   ---------   -------------
Cisco SAILS(a)...........  $        43     $   (2,346)    $   2,389    $    (4,459)  $   2,619   $      (7,078)
Interest Expense.........       (3,532)        (3,153)         (379)        (7,208)     (8,137)            929
Interest Income..........          819            354           465          2,057       1,798             259
Other....................        2,695          2,412           283          2,683       1,475           1,208
                           -----------     ----------     ---------    -----------   ---------   -------------
                           $        25     $   (2,733)    $   2,758    $    (6,927)  $  (2,245)  $      (4,682)
                           ===========     ==========     =========    ===========   =========   =============

      (a) In accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" the gain or loss on the change in fair value of the portion of our investment in Cisco Systems, Inc. ("CISCO") common stock, coupled with the gain or loss on the change in fair value of the embedded derivative has been recorded as a component of other income or loss in each reporting period.

PROVISION FOR INCOME TAXES

      The Company's effective tax rate for the three months ended September 30, 2004 is 37.98 percent. This differs from the statutory rate of 35.0 percent primarily due to the change in estimate of the deductible portion of the class action settlement and the write-off of In-Process Research and Development associated with the acquisition of Matrics, offset by the allocable portion of the annual forecast of the tax benefits of research credits, the release of valuation allowance and income exempt from taxation. Without the Matrics acquisition, the tax rate for the three months ended September 30, 2004 would have been 28.07 percent.

      The overall tax rate of 43.71 percent remains higher than the 35.0 percent statutory rate due to the items discussed above. Without the Matrics acquisition, the tax rate would have been 39.0 percent.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

      The following table summarizes Symbol's cash and cash equivalent balances as of September 30, 2004 and December 31, 2003 and the results of our statement of cash flows for the nine months ended September 30.

                                                                                                        VARIANCE IN
                                                                     2004               2003              DOLLARS
                                                               -----------------    -------------       -----------
Cash and cash equivalents....................................  $     231,528 (a)    $     150,017       $    81,511
                                                               =================    =============       ===========
Net cash provided by /(used in):
    Operating activities.....................................  $     165,582        $     186,488       $   (20,906)
    Investing activities.....................................       (352,480)             (54,798)         (297,682)
    Financing activities.....................................        268,652              (91,824)          360,476
    Effect of exchange rate changes on cash and cash
       equivalents...........................................           (243)               4,930            (5,173)
                                                               -------------        -------------       -----------
Net increase in cash and cash
   equivalents...............................................  $      81,511        $      44,796       $    36,715
                                                               =============        =============       ===========

a) Does not include restricted cash of $50,147, which is the amount currently in an interest-bearing court escrow account as security for a trial court judgment on appeal.

      Net cash provided by operating activities during the nine months ended September 30, 2004 was $165,582 as compared to $186,488 for the same period last year. Net cash provided by operating activities decreased $20,906 during the nine months ended September 30, 2004 as compared to the comparable prior year period primarily due to our use of cash to reduce and pay down our outstanding accounts payable and accrued expenses partially offset by increased net earnings. Included in the use of cash was the $40,000 payments as required by the Eastern District and the Securities and Exchange Commission to resolve the government investigations and the $25,000 settlement related to the Telxon class action lawsuit, that was paid in February 2004 partially offset by cash recoveries related to these legal settlements of $17,400 received through the nine months ended September 30, 2004.

      Net cash used in investing activities for the nine months ended September 30, 2004 was $352,480 as compared to $54,798 for the same period last year. Net cash used in investing activities principally consists of net investments in other companies and capital expenditures for property, plant and equipment. The increase of $297,682 during the nine months ended September 30, 2004, when compared to the same period last year, was primarily due to approximately $235,000 used in connection with the Matrics acquisition, approximately $24,000 in additional capital expenditures, primarily related to our investment in technology, infrastructure and financial system and the $50,000 bond we posted as security for a trial court judgment on appeal.

      Net cash provided by financing activities during the nine months ended September 30, 2004 was $268,652, as compared to net cash used in financing activities of $91,824 during the same period last year. Net cash provided by financing activities during the nine months ended September 30, 2004 consists of proceeds from short-term financing and long-term debt and stock option exercises of $257,150 and $40,452, partially offset by purchases of treasury stock of $26,374 as compared to cash used in financing activities for repayments on long-term debt of $86,713 in the same period last year.

      The following table presents selected key performance measurements we use to monitor our business for the three months ended September 30,

                                                                            2004    2003
                                                                            ----    ----
Days sales outstanding (DSO).........................................         21      32
Inventory turnover...................................................        4.1     4.3

      We continue to effectively manage our net accounts receivables, ending September 30, 2004 with receivables of $99,763, a decrease of $52,614 from $152,377 at December 31, 2003. Through aggressive collection strategies we have been able to reduce our average days sales outstanding to 21 days during the three months ended September 30, 2004 from an average of 32 days in the three months ended September 30, 2003.

      Our inventory turns decreased to 4.1 from 4.3 for the three months ended September 30, 2004 as compared to the comparable period in 2003 primarily due to an increase of consigned inventory held at our distributors which is offset by improved efficiencies in our manufacturing and distribution operations.

OTHER LIQUIDITY MEASURES

      Other measures of our liquidity including the following:

                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              2004              2003
                                                                          -------------      ------------
Working capital......................................................        $10,572           $197,808
  (current assets minus current liabilities)
Current ratio (current assets to current liabilities)................            1:1              1.4:1
Long-term debt to capital                                                        7.7%               9.7%
(Long-term debt as a percentage of long term debt plus equity)

      Current assets as of September 30, 2004 increased by $27,181 from December 31, 2003, primarily due to an increase in cash partially offset by a reduction in receivables and current deferred income taxes. Accounts receivable decreased due to improved cash collections, however a portion of the cash generated was used to pay down and reduce our outstanding accounts payable and accrued expenses. Current liabilities as of September 30, 2004 increased $214,417 from December 31, 2003 primarily due to our $250,000 short term credit facility entered into in September, 2004 used to finance our acquisition of Matrics, Inc., partially offset by a decrease in accounts payable and accrued expenses. Subject to favorable market conditions, the Company currently anticipates an equity offering before the end of the year, the proceeds from which will be utilized to pay back the short-term credit facility. As a result, working capital decreased $187,236 between September 30, 2004 and December 31, 2003. Included in our current liabilities at September 30, 2004 is $96,250 related to an amount due to our settlement of certain litigation. We anticipate this amount will be paid through the issuance of shares of stock, not cash. Our current ratio was 1:1 at September 30, 2004 and 1.4:1 at December 31, 2003.

FINANCING ARRANGEMENTS

      As of September 30, 2004 and December 31, 2003, there were no borrowings outstanding under our $60,000 secured credit line.

      We have additional uncommitted loan agreements with various overseas banks pursuant to which the banks have agreed to provide lines of credit totaling $22,480 with a range of borrowing rates and varying terms. As of September 30, 2004, we had no loans outstanding under these lines. These agreements continue until such time as either party terminates the agreements.

      During 2000, we entered into a $50,000 lease receivable securitization agreement. This agreement matured on December 31, 2003, and was subsequently renewed until March 2005 without the payment of amounts outstanding at such time. During the nine months ended September 30, 2004 and 2003, we did not securitize any additional lease receivables. Factors that are reasonably likely to affect our ability to continue using these financing arrangements include the ability to generate lease receivables that qualify for securitization and the ability of the financial institution to obtain an investment grade rating from either of the two major credit rating agencies. We do not consider the securitization of lease receivables to be a significant contributing factor to our continued liquidity.

EXISTING INDEBTEDNESS

      At September 30, 2004 and December 31, 2003 our short-term financing and long-term debt outstanding, excluding current maturities, was as follows:

                                           SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                           ------------------    -----------------
Short-term financing - credit facility          $  250,000            $      --
                                                ==========            =========
Secured credit line ..................          $       --            $      --
Secured installment loan .............              13,825                   --
SAILS exchangeable debt ..............              77,635               98,927
Other ................................                  82                  319
                                                ----------            ---------
                                                    91,542               99,246
Less: current maturities .............               6,970                  234
                                                ----------            ---------
Long-term debt .......................          $   84,572            $  99,012
                                                ==========            =========

      In connection with the acquisition of Matrics, we entered into a short-term credit facility in the amount of $250,000. The short-term credit facility, which is a senior unsecured borrowing, initially has an annual interest rate of three-month LIBOR plus 400 basis points and matures on September 9, 2005. The annual interest rate will increase by 100 basis points on November 1, 2004 and will increase by an additional 50 basis points at the end of each one-month period thereafter until September 9, 2005, but will not exceed 11.5% (or 13.5% if there is an event of default). If the short-term credit facility is not repaid in full prior to September 9, 2005, it may be converted to exchange notes pursuant to an indenture that will mature on September 9, 2011.

      Our credit agreement governing our secured credit line and our short-term credit facility contain negative and affirmative covenants and requirements affecting us and our subsidiaries, with certain exceptions set forth in those agreements. Our credit agreement and short-term credit facility contain the following negative covenants and restrictions, among others: restrictions on indebtedness, liens, sale of assets, loans and investments, changes in the nature of our business, sale and leaseback, dividends, transaction with affiliates and negative pledges. These agreements also require us to meet certain financial covenants, such as leverage ratios or interest coverage ratios. We are currently in compliance with all covenants.

      In March 2004, we entered into a secured installment loan agreement with a bank for $13,825. The loan is payable in four semiannual installments of $3,655 commencing October 1, 2004. The proceeds received under the loan were used to finance the purchase of certain software.

      In January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. The 4,160 shares of Cisco common stock had a market value of $75,296 at September 30, 2004 and $100,797 at December 31, 2003. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in Investment in marketable securities in the Condensed Consolidated Balance Sheets. This debt has a seven-year maturity and we pay interest at a cash coupon rate of 3.625 percent.

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

      The derivative has been combined with the debt instrument in long-term debt in the Condensed Consolidated Balance Sheets and presented on a net basis as permitted under FIN No. 39, "Offsetting of Amounts Related to Certain Contracts," as there exists a legal right of offset. The SAILS liability, net of the derivative asset, represents $77,635 at September 30, 2004.

      The remaining portion of long-term debt outstanding relates primarily to capital lease obligations.

CONTRACTUAL CASH OBLIGATIONS

      As of September 30, 2004, except for the $250,000 short-term credit facility which expires on September 9, 2005, there have not been any material changes in Symbol's contractual obligations as presented in its Annual Report on Form 10-K for the year ended December 31, 2003.

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

      The Company may also be required to make future cash outlays in connection with outstanding legal contingencies. These potential cash outlays could be material and might affect liquidity requirements and cause the Company to pursue additional financing. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our secured credit line in an amount sufficient to enable us to fund our other liquidity needs or pay our indebtedness.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities.

      On an on-going basis, we evaluate our estimates and judgments, including those related to product return reserves, allowance for doubtful accounts, legal contingencies, inventory valuation, warranty reserves, useful lives of long-lived assets, goodwill, derivative instrument valuations and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of the Notes to the Consolidated Financial Statements "Summary of Significant Accounting Policies" summarizes each of our significant accounting policies in our Annual Report on Form 10-K. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

REVENUE RECOGNITION, PRODUCT RETURN RESERVES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      We sell our products and systems to end users for their own consumption, as well as to value-added resellers, distributors and original equipment manufacturers (OEMs or channel partners). Channel partners may provide a service or add componentry in order to resell our product to end users. Revenue from the direct sale of our products and systems to end users and OEMs is generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The recognition of revenues related to sales of our products or systems to our value-added resellers is contingent upon the reseller's ability to pay for the product without reselling it to the end user. Sales to resellers that are financially sound are generally recognized when products are shipped, the title and risk of loss has passed, the sales prices is fixed or determinable and collectibility is reasonably assured. Sales to resellers that lack economic substance or cannot pay for our products without reselling them to their customers are recognized when the revenue is billed and collected. Revenue on sales to distributors is recognized when our products and systems are sold by them to their customer. Outbound shipping charges to our customers are included in our product sales. Rebates are recorded as a reduction of product revenues when earned by our customers.

      Service and maintenance sales are recognized when there is persuasive evidence of an arrangement, the services are rendered, the price is fixed or determinable and collectibility is reasonably assured, generally over the contract term. Revenue from certain service contracts are recognized when billed and collected if any of the above criteria are not met.

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

      We record as reductions of revenue provisions for estimated product returns. The estimated amount is based on historical experience of similar products sold to our customers and then returned. If our product mix or customer base changes significantly, this could result in a change to our future estimated product return reserve. Management believes the reserve for product returns is adequate to cover anticipated credits issued for such returns; however, if future returns differ from our historical experience and estimates, then this could result in an increase in the reserve. An increase of one percent in the reserve percentage would result in an increase in our estimated product return reserve of approximately $2,200 as of September 30, 2004.

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

LEGAL CONTINGENCIES

      We are currently involved in certain legal proceedings and accruals are established when we are able to estimate the probable outcome of these matters. Such estimates of outcome are derived from consultation with outside legal counsel, as well as an assessment of litigation and settlement strategies. In many cases, outcomes of such matters are determined by third parties, including governmental entities and judicial bodies. Any provisions made in our financial statements, as well as related disclosures, represent management's best estimates of the current status of such matters and its potential outcome based on a review of the facts and in consultation with outside legal counsel.

INVENTORY VALUATION

      We record our inventories at the lower of historical cost or market value. In assessing the ultimate realization of recorded amounts, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Projected demand levels, economic conditions, business restructurings, technological innovation and product life cycles are variables we assess when determining our reserve for excess and obsolete inventories. We have experienced significant changes in required reserves in recent periods due to these variables. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a deterioration in market conditions or acceleration in technological change.

WARRANTY RESERVES

      We provide standard warranty coverage for most of our products for a period of one year from the date of shipment. We record a liability for estimated warranty claims based on historical claims, product failure rates and other factors. This liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair and service the equipment. Our warranty obligation is affected by the products actually under warranty, product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Should our warranty policy change or should actual failure rates, material usage and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required. A five percent increase in our products under warranty would cause an approximate $1,000 increase to our warranty provision at September 30, 2004.

USEFUL LIVES OF LONG-LIVED ASSETS

      We estimate the useful lives of our long-lived assets, including property, plant and equipment, identifiable finite life intangible assets and software development costs for internal use in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The estimated lives are based on historical experience with similar assets as well as taking into consideration anticipated technological or other changes. If technological changes were to occur more rapidly or slowly than anticipated, or in a different form, useful lives may need to be changed accordingly, resulting in either an increase or decrease in depreciation and amortization expense. We review these assets annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important and that could trigger an impairment review include significant changes in the manner of our use of the acquired asset, technological advances, changes in historical or projected operating performance and cash flows and significant negative economic trends.

GOODWILL IMPAIRMENTS

      Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology mobile computing industry. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform our goodwill impairment test on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

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

INCOME TAXES

      Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of the realization of deferred income taxes and the timing of tax payments. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates, that if changed, would result in either an increase or decrease in the reported income taxes in the period of change. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, and other available evidence.

      Actual income taxes could vary from estimated amounts due to future impacts of various items, including changes in tax laws, positions taken by governmental authorities relative to the deductibility of certain expenses we incur, changes in our financial condition and results of operations, as well as final review of our tax returns by various taxing authorities.

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

      During 2003 and 2002, we learned of certain deficiencies in our internal controls that existed in 2002 and prior years. Additionally, as of December 31, 2003, we identified a material weakness related to the manner in which we process transactions to record our revenue as our current processes and procedures to record revenue transactions requires substantive manual intervention and are reliant on several departments in our sales and finance organization. These deficiencies are summarized as follows:

      -     inadequate systems and systems interfaces;

      -     inadequate and untimely account reconciliations;

      -     numerous manual journal entries; and

      -     informal worldwide policies and procedures.

Since the discovery of the material weakness and other deficiencies as described above, we have taken various measures to improve the effectiveness of our internal controls including, but not limited to, the following:

      - centralized the responsibility of revenue under a revenue controller's department, reporting directly to the Chief Accounting Officer;

      - established formalized worldwide policies and procedures that are approved by the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer;

      - identified responsible associates for account reconciliations, including approvals;

      - implemented formal review processes of transactions where manual intervention still exists; and

      - invested in software and hardware systems upgrades that will improve the integration of our sales, finance and accounting departments and improve the accuracy of our revenue reporting.

As a result of these and other measures we have taken, we believe the material weakness and other deficiencies described above have been remediated.

      In November 2004, during the Company's inventory testing (including a planned physical inventory at a company owned distribution center), two unrelated errors were discovered. These errors were the result of two discrete events. One event involved inaccurate inventory levels reported to the Company by a large distribution partner. The underreported inventory levels resulted in the Company inaccurately reporting $3,287 in revenues in its earnings release on October 26,

 2004 for the three and nine-month period ended September 30, 2004. No previous periods were affected. This was an oversight on the part of the distribution partner, which made the Company aware of the reporting error as soon as it was discovered. The second discrepancy was the result of errors that occurred at a Company-owned distribution facility that serves one of the Company's large retail customers. The distribution center relies on its own internal reporting system and misreported inventory. As a result of this second discrepancy, the Company over reported revenue by $10,250 for the three and nine month period ended September 30, 2004 in its earnings release on October 26, 2004. Based on these findings, management believes it has significant deficiencies relating to the controls for receiving, shipping and ultimately reporting the amount of inventory. The errors reported as described above led to the delay in filing this report on Form 10-Q as of and for the three and nine month period ended September 30, 2004.

      Since the discovery of the significant deficiencies in November 2004 as described above, we have taken the following steps to ensure the financial results as of and for the three and nine month period ended September 30, 2004 as filed in this Form 10-Q are fairly presented in all material respects:

      -     re-performed a physical inventory at this distribution center;

      - performed a roll back of inventory amounts from the results of our physical counts to each quarter end;

      - re-performed cut-off procedures at March 31, 2004, June 30, 2004 and September 30, 2004 to determine proper inventory amounts; and

      -     re-confirmed inventory amounts with the distributor.

      Additionally, we have taken various measures to improve the effectiveness of our internal controls, including:

      - placed qualified individuals in the distribution center to manage the movement of inventory within the distribution center; and

      - developed prospective physical inventory procedures to be performed for the year ending December 31, 2004 and quarterly thereafter at certain of our distributors and our Company-owned distribution center to ensure the value of consigned inventory at our distributors and our Company-owned distribution center are accurately recorded.

      As required by Rule 13a-15(b) of the Exchange Act, Symbol has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. Based upon the evaluation, Symbol's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, as of September 30, 2004, Symbol's disclosure controls and procedures needed to be strengthened and were not sufficiently effective at the reasonable assurance level to ensure that information required to be disclosed in Symbol's reports filed or submitted under the Exchange Act were accumulated and communicated to Symbol's management, including its Chief Executive Officer and its Chief Financial Officer, in a timely manner, to allow timely decisions regarding required disclosure, thus resulting in the delay of this filing. However, based upon the work performed to the date of this filing, management believes there are no material inaccuracies or omissions of material fact in this filing on Form 10-Q. Management, to the best of its knowledge, believes that the financial statements presented herein are fairly stated in all material respects.

      There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention and overriding of the controls and procedures. Accordingly, even effective controls and procedures can only provide reasonable assurance of achieving their control objectives.

      Other than as described above, there has been no change in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

      The information set forth in Note 9 in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM  6. EXHIBITS

      (a)   The following exhibits are included herein:

            2.1 Agreement and Plan of Merger by and among Symbol, Marvin Acquisition Corp. and Matrics, dated as of July 26, 2004 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated September 15, 2004).

            10.1 Tolling Agreement by and between Symbol and Leonard Goldner, dated as of June 9, 2004.

            10.2 Agreement by and between Symbol and Leonard Goldner, dated as of October 13, 2004, to extend tolling period under the Tolling Agreement, dated as of June 9, 2004.

            10.3 Amendment and Waiver, dated as of June 14, 2004, to the Credit Agreement, dated as of November 17, 2003, by and among Symbol, Fleet National Bank, as administrative agent and a lender, Bank of Tokyo-Mitsubishi Trust Company, as co-documentation agent and a lender, and JPMorgan Chase Bank, as co-documentation agent and a lender, and the other lenders from time to time party thereto (Incorporated by reference to Exhibit 10.34 of the Registration Statement on Form S-1 dated September 16, 2004)

            10.4 Waiver, dated as of July 23, 2004, to the Credit Agreement, dated as of November 17, 2003, by and among Symbol, Fleet National Bank, as administrative agent and a lender, Bank of Tokyo-Mitsubishi Trust Company, as co-documentation agent and a lender, and JPMorgan Chase Bank, as co-documentation agent and a lender, and the other lenders from time to time party thereto (Incorporated by reference to Exhibit 10.35 of the Registration Statement on Form S-1 dated September 16, 2004)

            10.5 Amendment, dated as of September 8, 2004, to the Credit Agreement, dated as of November 17, 2003, by and among Symbol, Fleet National Bank, as administrative agent and a lender, Bank of Tokyo-Mitsubishi Trust Company, as co-documentation agent and a lender, and JPMorgan Chase Bank, as co-documentation agent and a lender, and the other lenders from time to time party thereto (Incorporated by reference to Exhibit 10.36 of the Registration Statement on Form S-1 dated September 16, 2004)

            10.6 Bridge Loan Agreement, dated as of September 9, 2004, among Symbol, the subsidiary guarantors and lending institutions identified in the Bridge Loan Agreement, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as sole bookrunner and sole lead arranger and Fleet National Bank, as documentation agent (Incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K dated September 15, 2004).

            10.7 Exchange Note Indenture, dated as of September 9, 2004, relating to Symbol's Senior Exchange Notes due 2011 (Incorporated by reference to Exhibit 1.2 of the Current Report on Form 8-K dated September 15, 2004).

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

SYMBOL TECHNOLOGIES, INC.

Dated:  November 15, 2004        By: /s/ William R. Nuti
                                     -------------------------------
                                     William R. Nuti
                                     Chief Executive Officer, President
                                     and Director
                                     (principal executive officer)

Dated:  November 15, 2004        By: /s/ Mark T. Greenquist
                                     -------------------------------
                                     Mark T. Greenquist
                                     Senior Vice President
                                     and Chief Financial Officer
                                     (principal financial officer)

Dated:  November 15, 2004        By: /s/ James M. Conboy
                                     -------------------------------
                                     James M. Conboy
                                     Vice President - Controller
                                     and Chief Accounting Officer
                                     (principal accounting officer)