Form 10-K
period 2004-12-31
SYMBOL TECHNOLOGIES INC
filed 2005-03-11
CIK 278352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-9802
Symbol Technologies, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	11-2308681
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
One Symbol Plaza, Holtsville, New York	11742-1300
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(631) 738-2400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $.01	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None.
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     YES ☑          NO ☐
      The aggregate market value of the registrant’s voting and non-voting common stock held by persons other than officers and directors and affiliates thereof, as of the last business day of the second fiscal quarter ended June 30, 2004 was $2,992,420,096.
      The number of shares outstanding of the registrant’s classes of common stock, as of March 9, 2005, was as follows:

Class	Number of Shares

COMMON STOCK, PAR VALUE $0.01	242,645,614
      Documents Incorporated by Reference: Some of the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement, in connection with the registrant’s 2005 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2005 (the “Proxy Statement”).

Part I
      References herein to “Symbol,” “we,” “us” and “our” refer to Symbol Technologies, Inc. and its subsidiaries unless the context specifically states or implies otherwise.

Item 1.	Business.
OVERVIEW
      We are a global leader in designing, developing, manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions. Our products and solutions capture, move and manage information in real time to assist our customers in making more efficient business decisions. Our products include advanced data capture products, mobile computing platforms, wireless infrastructure, radio frequency identification (“RFID”) infrastructure and tags and mobility software and services, and are sold as both integrated solutions and individual devices.
      Our products and services are sold worldwide to a diverse set of customers in markets such as retail, transportation and logistics, manufacturing, wholesale and distribution, government and healthcare. For the years ended December 31, 2004 and December 31, 2003, we generated $1,732.1 million and $1,530.3 million in revenue and $81.8 million and $3.3 million in net earnings, respectively.
      We operate in two reportable business segments: (1) the design, development, manufacture and marketing of advanced data capture, mobile computing, wireless infrastructure, RFID and mobility software products and systems (“Product Segment”); and (2) the servicing of, customer support for and professional services related to these products and systems (“Services Segment”). Operating and geographic segment financial information is found in Note 18 to the Consolidated Financial Statements.
      Symbol Technologies, Inc. is a Delaware corporation and is the successor by merger in 1987 to Symbol Technologies, Inc., a New York corporation that commenced operations in 1975.
Overview of market opportunity
      Enterprise mobility solutions can help businesses increase workforce productivity, improve customer service and enhance operational efficiencies. These solutions assist enterprises and their employees in delivering information in real time as people, information and assets are on the move. Examples of applications in which enterprise mobility products and solutions provide valuable benefits include the following:

•	tracking and routing of assets as they move through the supply chain;

•	movement of goods in a retail store from product receipt to final sale;

•	verification that the correct medication is delivered to a particular patient;

•	delivery of customer information to a mobile worker prior to a sales call;

•	collection and communication of data by law enforcement officials from accident sites and crime scenes; and

•	gathering and dissemination of information to a retail sales associate regarding a customer’s preferences.
      The enterprise mobility market is comprised of a number of large and growing segments that together constitute these solutions:

•	Advanced Data Capture/ Scanning. The worldwide market for bar code scanning devices is projected to grow from $1.3 billion in 2003 to $1.8 billion in 2007, a compound annual growth rate of 8%.

•	Mobile Computers. The worldwide market for rugged on-board, tablet, handheld, PDA and wearable mobile computers is projected to grow from $2.5 billion in 2003 to $3.6 billion in 2007, a compound annual growth rate of 9%. “Rugged” mobile devices are typically used in industrial and field settings and offer higher resistance to vibration, shock and temperature variation than their typical commercial-grade counterparts.

•	Wireless Infrastructure. The worldwide market for wireless LAN infrastructure is projected to grow from $2.8 billion in 2003 to $4.1 billion in 2007, a compound annual growth rate of 10%.

•	RFID. The worldwide market for RFID is projected to grow from $1.2 billion in 2003 to $4.4 billion in 2007, a compound annual growth rate of 35%.

•	Mobile Infrastructure Software. The worldwide market for mobile infrastructure software (mobile middleware, mobile device management and mobile security) is projected to grow from $0.9 billion in 2003 to $3.5 billion in 2007, a compound annual growth rate of 41%.

Our strengths
      We believe that we possess many of the attributes that will be necessary for long-term success in our industry, including the following:

•	Unique end-to-end enterprise mobility solutions. We are well positioned in the enterprise mobility market due to our core technology competencies, our ability to integrate technology solutions at the platform and systems levels and our technology and channel resellers and distributors that can package specific applications to capture, move and manage information.

•	Technology and intellectual property leadership. Our research and development effort is supported by engineers, scientists, Ph.D.s and other technical personnel that comprise approximately 18% of our workforce. Our intellectual property includes over 825 U.S. patents and over 565 international patents. Our intellectual property and technological capabilities allow us to create high value products to deliver unique solutions for our customers.

•	A global presence. We have offices in more than 60 countries. For the year ended December 31, 2004, we generated approximately 28.1% of our revenue from customers in the Europe, Middle East and Africa (“EMEA”) region and 7.4% from the Asia Pacific region.

•	Long-term customer relationships and knowledge of vertical markets. We have a customer-and market-centric orientation and enjoy long-standing and strong relationships with customers in each of our target vertical markets. In particular, we have a long and solid history in providing innovative solutions to the retail market. We also have significant experience in the manufacturing, transportation and logistics, wholesale and distribution, government and healthcare markets.

•	A channel-centric and alliance-centric sales model. Our sales model emphasizes sales through our indirect channel of value-added resellers and distributors. We believe our sales model offers us broader penetration across various markets and enables our internal sales force to focus on building more effective customer relationships and on satisfying our customers’ specific business needs. We believe our PartnerSelecttm program, enhances our end-to-end enterprise mobility architecture with applications, systems integration and implementations.

•	Customer service and support. Our Global Services Division (“GSD”) offers our customers an array of enterprise mobility services ranging from project management to equipment repair and support. Through GSD, we combine our extensive technical expertise and vertical market knowledge to support solutions that increase the value of a customer’s information technology investment.

•	An experienced management team. We have assembled a strong and experienced management team with significant experience in their respective areas of expertise. In addition to management trained within Symbol, we have recruited a number of our executives from companies such as Cisco Systems, Inc., IBM Corporation, and Agere Systems, Inc.

Our strategy
      Our strategy is to deliver to our customers our enterprise mobility products, solutions and services, which are designed to increase cost-effectiveness, enhance efficiency and promote faster execution of critical business processes. We intend to pursue this goal by applying the following strategies:

•	Expand our position in enterprise mobility products and solutions. We believe our ability to deliver innovative, end-to-end enterprise mobility systems gives us a competitive advantage. Accordingly, we plan to continue to invest in product development, make strategic acquisitions, such as our acquisition of Matrics, Inc., and enter into alliances to expand our capabilities in enterprise mobility solutions.

•	Target key vertical markets and penetrate new markets. We intend to expand our presence as a leader in the retail market beyond traditional activities such as point-of-sale, inventory and warehouse management, price verification and retail floor operations to include self-shopping and real-time inventory visibility. Moreover, we believe we have significant opportunities to increase our penetration in other vertical markets in which we participate, such as transportation, parcel and postal delivery, warehousing, distribution and manufacturing.

•	Continue to improve and streamline operations. Over the past two years, we have restructured and reorganized our major business functions to improve and streamline our business processes. As part of our restructuring, we have combined our product marketing, research and development and product engineering teams into a single Global Products Group, moving from a product focus to a customer- and market-centric focus and have embarked on a program to enhance our core product lines. In addition, we have taken significant steps to improve our manufacturing efficiencies by moving the majority of our manufacturing to lower cost, company-owned and contract production facilities outside the United States. In addition to increasing volumes, these steps have helped lower our product cost of revenue as a percentage of product revenue to 49.5% for fiscal year 2004 as compared to 51.9% for fiscal year 2003 and 62.9% for fiscal year 2002. We plan to continue to work to improve and streamline our business processes.

•	Build upon our strong foundation of intellectual property. We intend to continue to invest in research and development to enable us to continue to offer high quality, differentiated and cost-effective products to our customers. In addition, through development and licensing agreements with third parties, we intend to capitalize on the “best of breed” technologies currently in the market and focus our resources on those areas that provide the most value to our customers.

•	Rationalize product lines and pursue platform-based products. We believe that pursuing high value-added, platform-based products will allow us to increase our sales and margins. For example, on March 31, 2003, we offered 17,012 active product configurations, which we reduced to 5,034 as of December 31, 2004.

•	Expand our sales and channel capabilities. We believe there are opportunities in each of the geographic regions we serve, and we intend to expand our sales and channel capabilities in all of our markets. In the Americas, we will pursue improved growth with our new sales management team and better sales coverage both geographically and by vertical market through our channel resellers and distributors program, Symbol PartnerSelecttm. In the EMEA region, we have reorganized our sales operations, centralized our support functions and expanded our sales coverage. In the Asia Pacific region, we have new management developing reseller and distributor relationships, identifying products with special appeal to that geography and focusing sales resources on the most promising markets.
RECENT DEVELOPMENTS

Management and board of directors changes and other remedial actions resulting from accounting misconduct by our former management
      Beginning in May 2001, we began a series of internal investigations with respect to certain accounting matters, principally concerning the timing and amount of revenue recognized during the period from

January 1, 2000 to December 31, 2001, as well as the accounting for certain reserves, restructurings, certain option programs and several categories of cost of revenue and operating expenses. The United States Securities and Exchange Commission (“SEC”) and the United States Attorney’s Office for the Eastern District of New York (“Eastern District”) commenced separate but related investigations. These investigations led to the resignation of, and the filing of criminal indictments against, several of our former senior executives, including Tomo Razmilovic, one of our former Presidents, Chief Executive Officers and directors, and Kenneth Jaeggi, our former Senior Vice President and Chief Financial Officer, and the restatement of certain of our previously filed financial statements. Robert Asti, our former Vice President — North America Sales and Service — Finance, Robert Korkuc, our former Chief Accounting Officer and Brian Burke, a former Senior Vice President of Worldwide Operations and a former Chief Accounting Officer, have pled guilty to two counts of securities fraud in connection with the government investigations described above and four of our former employees, including Leonard Goldner, our former Executive Vice President and General Counsel, have pled guilty to various conspiracy charges. Indictments are still pending in the Eastern District against Tomo Razmilovic and five other members of our former management, and complaints have been filed by the SEC against eleven members of our former management for securities fraud and other violations of the federal securities laws.
      On June 3, 2004, we announced that we resolved the investigation by the Eastern District by entering into a non-prosecution agreement with the Eastern District. As a result of this non-prosecution agreement, no criminal complaint will be filed against us by the Eastern District. On that date, we also announced an agreement with the SEC that resolved the investigation being conducted by the SEC. Pursuant to the agreements with the Eastern District and the SEC, we have paid $37 million in cash to a restitution fund for members of the class consisting of purchasers of our common stock from February 15, 2000 to October 17, 2002 and $3 million to the United States Postal Inspection Service Consumer Fraud Fund. In addition to these payments, we have acknowledged responsibility for previous misconduct by certain of our former employees and agreed to continue our cooperation with the Eastern District and the SEC, have retained an independent, government-approved examiner to review our internal controls, financial reporting practices and our compliance with the settlement agreements and established and maintain an annual training and education program designed to diminish the possibility of future violations of the federal securities laws. Pursuant to the agreement with the SEC, the SEC filed, and the court has approved, a Final Consent Judgment in the Eastern District of New York providing for injunctive relief, enjoining us from further violations of the antifraud, reporting, books and records and internal control provisions of the federal securities laws, and a civil penalty in the amount of $37 million, as described above. For more information on the Eastern District and SEC investigations, see “Item 3. Legal Proceedings — Government investigations.”
      In addition to the resolution of the investigations by the SEC and the Eastern District, we have resolved three class action lawsuits that alleged violations of federal securities laws, including allegations that we issued materially false and misleading statements that had the effect of artificially inflating the market price of our common stock. Under the settlement, we agreed to pay to the class members an aggregate of $1.75 million in cash and to issue an aggregate number of shares of common stock equal to a market value of $96.25 million, subject to a minimum and maximum number of shares as set forth in the settlement agreement. The court held a fairness hearing regarding the settlement on October 4, 2004 and approved the fairness of the settlement by an order entered on October 20, 2004. On November 17, 2004, we delivered 586,533 shares, or 10% of the settlement amount (at $16.41 per share), as satisfaction of the plaintiffs’ attorneys’ fees, pursuant to the court’s order. We expect to deliver the balance of the shares required to be issued under the settlement in the first half of 2005. For more information, see “Item 3. Legal Proceedings — Securities litigation matters.”
      In response to the investigations by the SEC and the Eastern District, our board of directors assembled a new senior management team. Since mid-2002, we replaced 31% of management with job titles of “director” and above and appointed the following individuals:

•	William R. Nuti, President, Chief Executive Officer and Director (formerly Senior Vice President of Cisco Systems, Inc.);

•	Todd Abbott, Senior Vice President — Worldwide Operations (formerly Group Vice President of EMEA Service Provider Sales of Cisco Systems, Inc.);

•	Mark T. Greenquist, Senior Vice President — Finance and Chief Financial Officer (formerly Executive Vice President and Chief Financial Officer of Agere Systems, Inc.);

•	Peter M. Lieb, Senior Vice President, General Counsel and Secretary (formerly Deputy General Counsel of International Paper Company); and

•	James M. Conboy, Vice President, Controller and Chief Accounting Officer (formerly a director of D.P. Healy CPA, P.C., a forensic accounting firm).
      Since mid-2002, we have also appointed five new independent members to our board of directors, none of whom has a prior association with our former senior management, including:

•	Salvatore Iannuzzi, Chairman (formerly Chief Administrative Officer of CIBC World Markets, Inc.);

•	Robert J. Chrenc (formerly Executive Vice President and Chief Administrative Officer of ACNielsen);

•	Edward Kozel (formerly a Managing Director of Integrated Finance Ltd., an advisory firm);

•	George Samenuk (Chief Executive Officer and Chairman of McAfee, Inc.); and

•	Melvin A. Yellin (President of Stone Point Corporation, an advisory firm that concentrates on risk management and corporate governance issues).
      In 2003 and 2004, we have implemented and continue to implement various initiatives, conducted with the oversight of our audit committee, to address the material weaknesses and deficiencies in our internal controls identified by our prior auditors and our own internal investigations. These initiatives, along with the initiatives related to our compliance with the Sarbanes-Oxley Act of 2002, address our control environment, organization and staffing, policies, procedures, documentation and information systems and are intended to continuously improve our internal controls and procedures, address systems and personnel issues and help ensure a corporate culture that emphasizes integrity, honesty and accurate financial reporting.

Third Quarter 2004
      In November 2004, during our inventory testing (including a planned physical inventory at a company-owned distribution center), two unrelated errors were discovered. These errors were the result of two discrete events. One event involved inaccurate inventory levels reported to us by a large distribution partner. The second discrepancy was the result of errors that occurred at a company-owned distribution facility that serves one of our large retail customers. Based on these findings, management believed there were significant deficiencies relating to its controls for receiving, shipping and ultimately reporting the amount of inventory. The errors reported as described above led to (i) an overstatement of our revenues in our earnings release on October 26, 2004 for the three- and nine- month periods ended September 30, 2004 and (ii) the delay, but timely, filing of our report on Form 10-Q as of and for the three- and nine-month periods ended September 30, 2004.
      Since the discovery of the significant deficiencies in November 2004 as described above, we have taken steps to ensure that the financial results for the fiscal year ending December 31, 2004 are fairly presented in all material respects. We have also taken various measures to improve the effectiveness of our internal controls.
      The non-prosecution agreement between the Company and the United States Attorney’s Office for the Eastern District of New York, described previously, provides that should the Company violate the agreement or commit a crime in the future, the Company would be subject to prosecution for any offense, including any offense related to the Company’s past accounting practices. The Company has retained outside counsel to investigate the facts and circumstances surrounding the erroneous numbers included in the October 26, 2004 press release and to assist with responding to requests made by the Eastern District and the SEC regarding this matter, including whether Symbol has complied with the injunction entered into in connection with its

June 2004 settlement with the SEC and non-prosecution agreement with the Eastern District. There can be no assurance that these events will not give rise to an enforcement action or other proceeding brought by the Eastern District or the SEC.

Acquisition of Matrics
      On September 9, 2004, we acquired privately held Matrics, Inc. (“Matrics”) for $230 million in cash. We financed the acquisition of Matrics with a portion of a $250 million borrowing under a short-term credit facility, which was refinanced on December 29, 2004 with our new credit facility (see below). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Existing indebtedness.”
      Based in Rockville, Maryland, Matrics was a leader in developing Electronic Product Code (“EPC”)-compliant RFID systems. RFID is a next generation data capture technology that utilizes small tags attached to products or assets that emit radio signals that can be read at a distance. This allows for remote reading device of information relevant to the asset, similar to that contained in bar codes. Because RFID does not require physical contact between the reader and the tag, or even a line of sight, it provides the ability to capture more data more efficiently and is beneficial in areas such as supply chain management, asset tracking and security.
      Matrics has focused its strategic RFID solutions efforts on Electronic Product Code standards, which are the emerging global RFID standards. Matrics has developed EPC-compliant RFID systems for retail, defense, transportation and other vertical markets. The Matrics product portfolio features RFID systems including multi-protocol, EPC-compliant fixed readers; readers designed for embedded applications, such as RFID printers and mobile computers; high-performance antennas for RFID tag reading; and EPC labels that can be attached to items such as containers, pallets, cartons and more. The RFID tag family includes both read-only and read/write functionality that addresses a wide range of asset visibility applications. Matrics is also developing a proprietary manufacturing process that is expected to provide for higher volume and more cost effective manufacturing of tags.
      We believe the acquisition of Matrics is an important step in executing our plan to be a leader in RFID, and will expand our offerings in the advanced data capture industry. Prior to the acquisition of Matrics, we had been internally developing a handheld RFID reader and a services and support business focused on the deployment of RFID systems. Our revenues from our internal RFID business were insignificant. The Matrics acquisition has allowed us to offer complete RFID systems by adding commercially ready fixed RFID reader systems and tag products to our current offerings. We believe RFID technology is a new generation of advanced data capture and is complementary to our offering of bar code scanners and rugged handheld computers.
      The acquisition of Matrics had a $26.8 million negative impact on our year ended December 31, 2004 net earnings and a $0.11 negative impact on earnings per share, primarily as a result of a $12.8 million write-off of in-process research and development costs, the interest expense and amortization of fees associated with the short-term credit facility used to fund the acquisition and the refinancing thereof with the new credit facility on December 29, 2004.
      We paid a significant premium for Matrics, and thus allocated a significant portion of the purchase price to goodwill, because we believe that EPC-based technology will be a material area of investment for our customers in our retail, manufacturing, transportation and logistics, wholesale distribution, healthcare and government vertical markets. We believe that Matrics is an early market leader with its commercial tag and reader products based on its trial deployments and full implementations with its customers in retail, transportation, healthcare, and government vertical markets. The RFID market is at the early stages of development. However we currently believe that the costs we will incur during the product life cycle for both existing technology and future, replacement, RFID technology will be consistent with the expenditures we have incurred in developing and maintaining our existing enterprise mobility solutions. Our goal is to obtain a significant share of the market by combining our expertise in sales and support for enterprise mobility solutions along with our engineering resources and Matrics’ expertise in this emerging market, which is a market that is projected to grow rapidly in the next three to five years.
      If we are unable to develop or enhance the Matrics technology within the timeframe outlined, we may not meet our revenue and profitability projections. Furthermore, we believe that a number of our existing customers intend to deploy RFID systems utilizing technology such as that provided by Matrics and if we fail to deliver those products, those customers may be less willing to purchase our other existing products, further negatively impacting revenue and profitability. If we do not develop or enhance the Matrics technology in line with our projections, we may be required to incur higher than expected operating and capital expenses in order to address these issues and meet projections.

New credit facility
      On December 29, 2004, we entered into our new credit facility (i) to repay in full our outstanding senior indebtedness, comprised of the short-term credit facility and our prior revolving credit facility, dated as of November 17, 2003; (ii) for working capital and general corporate purposes; and (iii) to pay certain fees and expenses incurred in connection with such transactions. Pursuant to our new credit facility, the lenders severally agreed to provide us the following: (a) a senior secured term loan facility in an aggregate principal amount of $100 million and (b) a senior secured revolving credit facility in an aggregate principal amount of up to $150 million with a $20 million sublimit available for letters of credit. Our new credit facility is secured on a first priority basis by (i) a pledge of all of the capital stock or other equity interests of our domestic subsidiaries, (ii) a pledge of 65% of the capital stock or other equity interests of selected overseas subsidiaries located in the United Kingdom, the Netherlands and Japan, (iii) 100% of the capital stock of the manufacturing entity in Reynosa, Mexico and all of its other assets and (iv) all our other domestic assets (other than real estate) and the stock of our domestic subsidiaries. On December 29, 2004, we borrowed $100 million under the term loan facility and $100 million under the revolving credit facility. For more information regarding the new credit facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Existing indebtedness.”

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002
      On June 5, 2003, the SEC issued new rules on internal control over financial reporting that were mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). These new rules require management to report on the effectiveness of the Company’s internal control over financial reporting. We employed the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Our management has assessed the Company’s internal control over financial reporting to be effective as of December 31, 2004. Additionally, our independent auditor, Ernst & Young LLP, has attested to our evaluation and compliance with Section 404. See “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting.”
PRODUCT SEGMENT
      Our products and solutions are designed to capture, move and manage information in real time to and from the point of business activity:

•	Capture. Our advanced data capture products fall into three categories: (1) handheld and hands-free laser bar code scanners, imagers and kiosks; (2) enterprise mobile computing systems, including “rugged” handheld, wearable and vehicle-mounted mobile computers and durable personal digital assistants; and (3) RFID infrastructure and tags.

•	Move. We offer mobility infrastructure solutions that provide wireless local area networks (“wireless LAN”) connectivity. Our mobility devices also offer support for wireless LAN, wireless wide area networks (“wireless WAN”), personal area wireless networks and complementary standards and technologies, including Bluetoothtm, WiFi, CDMA, GSM/ GPRS.

•	Manage. Our Mobility Services Platform (“MSP”) is a suite of software products that includes our MSP Server and our MSP Studio, which are designed to enhance the performance, efficiency and productivity of mobility solutions.
      The Global Products Group is comprised of the following five divisions:

•	Mobile Computing Division;

•	Advanced Data Capture Division;

•	Wireless Infrastructure Division;

•	RFID Division; and

•	Mobility Software Division.
      For the year ended December 31, 2004, Product Segment net revenue was $1,433.7 million, which represented 82.8 percent of our total revenues. Our MSP was announced in May 2004, but was not available for shipping until the fourth quarter of 2004. For the year ended December 31, 2004, revenues from sales of our MSP products were immaterial. See Note 18 to the Consolidated Financial Statements included elsewhere herein.
Mobile Computing Division

Overview
      Our portfolio of mobile computing products includes durable, lightweight, battery-powered handheld computers and vehicle-mounted computers. Our newest designs are primarily based on industry-standard processors and industry-standard Microsoft® and Palm® handheld operating systems. Information is captured by a bar code reader, RFID reader, microphone or manual entry via a keyboard or touch screen on a pen computer display/data entry device. The information collected by the mobile computing device is then transmitted across Bluetoothtm personal area wireless networks, wireless LAN and/or wireless WAN, or via an offline batch file transfer. More than 95% of our mobile computing devices are shipped with an integrated bar code reader and approximately 90% offer optional integrated wireless LAN or wireless WAN communication capability.
      Our rugged mobile computers are primarily used in business or industrial environments, and we design our devices to be modular and customizable to customer requirements. Our mobile computing product line includes several different rugged mobile computing models, many of which include multiple configurations for each model. For the year ended December 31, 2004, revenue from our mobile computing division accounted for 61.8% of our total product revenue.

Product and technology information

•	Enterprise Digital Assistant (“EDA”). In early 2005, we introduced the Symbol MC50, an enterprise-class handheld computer. The Symbol MC50 handheld computer is a secure and manageable EDA that is designed for mobile managers in the retail market and in other market segments that require in-building mobile field force automation applications to maintain productivity, efficiency and enterprise connectivity.

•	SPT Series. The SPT1800 is a Palm Poweredtm handheld device that features bar code data capture capability and wireless LAN or wireless WAN connectivity. This family of products is designed for point-of-activity information management and is used in office workflow automation, route accounting, healthcare, education, retail, industrial and warehouse settings.

•	PPT Series. Our PPT series is a family of Pocket PC-based mobile computers that includes bar code scanning and real-time wireless communication options. The PPT8800 slim handheld, based upon the Microsoft Windows CE 4.1 (also known as CE.NET) operating system, provides customers with laser bar code scanning, ruggedization and wireless LAN connectivity. Its smaller streamlined size enables it to extend into new enterprise applications such as mobile shopping, mobile point-of-sale and mobile SAP access. The PPT8800 is also offered with the option for Bluetoothtmwireless connectivity.

•	MC3000 Series. In January 2005, we introduced the MC3000. The MC3000 handheld is a small, lightweight, highly ergonomic, rugged mobile computer targeting the retail and transportation and logistics industries and designed for in-store and backroom data capture applications. The MC3000 provides a migration path to move from a legacy DOS-based application environment to the Microsoft Windows CE .NET 4.2 computing platform for those customers seeking to upgrade aging systems to support their competitive initiatives.

•	MC9000 Series. In November 2003, we introduced the MC9000 mobile computing family. A recent addition to our mobile computing product portfolio delivers application-specific mobility tools in three different models: the grip form factor MC9000-G for scan-intensive applications; the handheld MC9000-K for mobile applications outside the enterprise; and the handheld MC9000-S for mobile field applications.

Advanced Data Capture Division

Overview
      Enterprise mobility requires the ability to capture data in real time at the point of business activity. Our advanced data capture solutions allow users to gather product or asset specific information from retail points-of-sale and along the supply chain in distribution centers, warehouses and manufacturing plants. Our bar code scanners are designed for power, performance and durability and are contained in an ergonomically designed housing in most data capture environments. In addition, our advanced data capture devices have 1-D and 2-D scanning capabilities, which read both existing standard Universal Product Code/ European Article Number bar codes as well as emerging RSS (reduced space symbology), DataMatrix and Universal Container Code composite codes. For the year ended December 31, 2004, revenue from our advanced data capture division accounted for 28.4% of our total Product Segment revenue.

Product and technology information

•	Handheld Scanners. We offer customers a variety of handheld scanner designs, configurations and product features. We recently introduced our new long-range industrial scanner line, the LS 3408 family of advanced data capture products that offer scanning from distances of up to 45 feet. These scanners are targeted for inventory and asset management applications in the manufacturing and warehousing segments.

•	Hands-Free and Fixed Mount Scanners. We offer a line of miniaturized slot scanner products, which are designed to accommodate “on counter” and “in counter” applications. We also offer laser diode-based projection scanners that provide customers with more advanced scanning capability. This enables a user to quickly capture bar code data regardless of how the bar code is presented to the scanner. It also allows the scanner to read poorly printed bar codes faster and more accurately.

•	Scan and Imaging Engines. We introduced our first line of scan engines in 1990 and continue to offer an array of laser scanning and imaging engines. We also offer MiniScan module products that can be easily used as industrial fixed-mount or embedded scanners. This feature offers flexibility in applications such as information kiosks, ATMs, warehousing and manufacturing assembly lines, conveyer belts, clinical diagnostic equipment, gas pumps, robotic arms and authorization and identification for security purposes.

•	Self-Scanning and Self-Checkout. Our self-scanning and self-checkout products are utilized in retail venues throughout the world in order to increase customer traffic and worker productivity. Our automated customer self-service device provides customers with the ability to check the price of merchandise, retrieve product information and obtain real-time information on in-store and frequent shopper promotions. Our acquisition of @pos in 2002 included signature-capture terminals and payment transaction terminals.

•	Wearable Scanners. We were one of the first companies to introduce a wearable scanning system that allows users wireless LAN connectivity, hands-free bar code scanning and information collection. The primary markets for our wearable scanners include transportation and logistics and wholesale and distribution vertical markets.
Wireless Infrastructure Division

Overview
      We develop, design and provide wireless networking solutions that connect mobile computing devices and bar code reading equipment to enterprise networks. Based on industry-standard IEEE 802.11 and related technologies, our wireless networking products provide real-time wireless data communication and voice communication. The focus of the division is the design and development of wireless network client and infrastructure solutions for the enterprise and highly mobile transaction processing systems market. For the year ended December 31, 2004, revenue from our wireless infrastructure division accounted for 10.5% of total Product Segment revenue.

Product and technology information

•	Enterprise Class Access Points (“APs”). We were one of the first companies to introduce a wireless LAN product that operated in the 2.4 GHz frequency-band. We support the IEEE 802.11 Wi-Fi standards for data transmission, which provides users with high-speed wireless capabilities for rapid data transfer from server to terminal, image transfer, Internet communications, customer self-scanning services and streaming video. We also offer the AP3021 (IEEE 802.11 Frequency Hopping) and AP 4131 (IEEE 802.11 Wi-Fi) enterprise class access points.

•	Wireless Switch Products. Our wireless switch products allow businesses to manage their wireless networks from a centralized location. We pioneered the wireless switch model that includes “thin” access ports, which gives businesses the flexibility to grow their networks by adding access ports as needed.

•	WS5100: The WS5100 Wireless Switch is our second generation wireless switch system developed to integrate with existing enterprise infrastructure and clients from several equipment vendors. Its design allows for existing and emerging wireless paths to allow legacy access points to become integrated to the wireless switch system. Symbol’s WS5000 was our first generation Wireless Switch solution.

•	WS2000: The WS2000 Wireless Switch is an integrated, centralized wired and wireless networking solution designed and priced for small to medium enterprises and branch offices.

•	Wireless Voice over Internet Protocol (“VoIP”). We are incorporating voice technology into our mobile computing devices and wireless infrastructure. This technology includes walkie-talkie mode over Wi-Fi and the ability to make voice calls over enterprise IP data networks (VoIP telephony).

•	Client Products. Our first Wi-Fi certified IEEE 802.11 CompactFlash wireless LAN adapter card delivers Wi-Fi wireless connectivity to PDAs. It can be used with handheld devices running Microsoft®Windowstm for Pocket PC, and supports numerous configurations of notebook computers.
RFID Division

Overview
      We develop, design and provide RFID data capture solutions. RFID is a next generation data capture technology utilizing small tags that emit radio signals. RFID tags, attached to products or assets, enable remote reading of information relevant to the asset, similar to the data contained in a bar code. Because RFID does not require physical contact between the reading device and the tag, or even a line of sight, it provides the ability to capture more data more efficiently and is beneficial in areas such as supply chain management, asset tracking and security.

      We believe that the acquisition of Matrics is an important step in executing our plan to be a leader in the RFID market and allows us to offer our customers additional advanced data capture solutions. We believe that in order for RFID to be deployed successfully, it needs to be deployed as a system that allows customers to capture, move and manage critical information to and from the point of business activity. By incorporating the Matrics Electronic Product Code (“EPC”)-compliant RFID products into our portfolio of mobile computing, advanced data capture and wireless technologies, we believe we can help customers in key market segments expand from bar code based systems to enterprisewide RFID deployments.
      The Matrics technology is designed to be compatible with key existing RFID standards, as well as anticipated next generation RFID standards under development. We believe that our RFID solutions will be compliant with any technology ultimately adopted as an industry standard.

Product and technology information

•	RFID Tags. We design, manufacture and provide a product suite of RFID tags for a range of RFID applications. We believe our tags produce high application performance through advanced design and stringent manufacturing. For example, our patented dual-dipole design allows tags to be read at different orientations, which is a critical factor required to achieve reliable read rates.

•	RFID Reader Infrastructure. We provide a line of fixed readers and infrastructure solutions. Our products include the AR400, an EPC-compliant multi-protocol fixed reader for shipping and receiving dock-doors and conveyer belts, and an industrial-strength EPC-compliant reader for embedded applications, such as printers and mobile computers. Our reader infrastructure also offers networking and management capabilities to help reduce the complexity of large-scale deployments.

•	Mobile RFID Reader. We also offer customers a mobile RFID reader. The rugged MC9000G mobile computer is an EPC-compliant RFID reader that is suitable for a broad range of applications. These reader products give organizations real-time access to mission-critical information from key points in their supply chain.
Mobility Software Division

Overview
      Important to enterprise mobility are centralized mobility management solutions that reduce the risk and complexity associated with mobile deployments. These systems provide the basis for rapid development, deployment, management, support and control of mobile devices. At the same time, mobility management also enables operations and IT groups to contain support costs and maintain complete, real-time visibility into the performance of the enterprise mobility systems.
      Our mobile infrastructure software division is focusing its efforts on developing next-generation platform technologies and solution strategies. Our Mobility Services Platform is a scalable and integrated software suite, which ties together our mobile clients, wireless switch/infrastructure and back-end applications and databases. Our MSP was announced in May 2004 and was available for shipping in the fourth quarter of 2004. Revenue from sales of our MSP products was immaterial in the year ended December 31, 2004. We believe our MSP will provide additional future revenue without materially affecting our business operations. We expect to incur additional capital investment costs relating to MSP at levels consistent with our other existing products.

Product and technology information

•	Mobility Services Platform: Our Mobility Services Platform is designed to be delivered through our MSP Server, which is a rack-mounted appliance with a web-based console that includes wireless network management and mobile device management capabilities such as configuration, provisioning, monitoring, charting, reporting and troubleshooting. Our MSP Server provides customers with control and visibility of their entire enterprise mobility system, including mobile devices, mobile applications and wireless network infrastructure. We believe that our MSP Server permits our customers to accelerate the introduction of their enterprise mobility solutions, promote better performance and quality of service, and reduce the complexity and total cost of ownership of their enterprise mobility systems.

      Our MSP Server provides the following functionalities:

•	remote, rapid and secure configuration of mobile devices over any IP network and the provision of the correct software and applications to these devices;

•	provisioning of mobile devices and wireless network elements;

•	visibility into performance data across mobile devices, mobile applications and wireless networks and monitoring of several hundred mobile devices and wireless network element characteristics;

•	ability to save data and events into a database that is then used to provide real-time device monitoring; and

•	rapid diagnosis and resolution of network, device and application problems.

•	Software and Programming Tools. Our MSP Studio is a suite of software programming tools that helps application developers save development costs and launch mobile solutions faster than custom coding and point solutions. Using the MSP Studio, companies can build mobile applications for a single device and replicate the applications to other devices across an organization with minimal effort.
SERVICES SEGMENT

Overview
      The Global Services Division (“GSD”), our global services organization, offers our customers an array of services from system planning and design for emerging technologies to comprehensive product maintenance and support. Our services are marketed under the Symbol Enterprise Mobility Services brand and are sold and delivered via our global direct sales and services organization and through our Symbol PartnerSelecttm and SymbolCertifiedtm Professional Services certification programs. For the year ended December 31, 2004, Services Segment net revenue was $298.5 million, which represented 17.2 percent of total revenues. See Note 18 to the Consolidated Financial Statements included elsewhere herein.

Symbol Enterprise Mobility Services
      Symbol Enterprise Mobility Services is comprised of the following three integrated service elements:

•	Mobility Services. Our Mobility Services organization provides customers access to vertical market knowledge and expertise in designing and deploying mobility solutions on a global basis. Customers also gain access to emerging mobility technologies as services are developed, tested and proven. Once these emerging technology solutions are tested and standardized, they are transitioned to our SymbolCertifiedtm Professional Services Providers for implementation.

•	SymbolCertifiedtm Professional Services. Our SymbolCertifiedtm Professional Services Providers offer installation and implementation services for mainstream mobility systems, devices and applications. We certify our providers through a rigorous process and oversee and impose on them quality standards to ensure that our customers receive the level and quality of implementation and installation support required.

•	Customer Services. Our Customer Services organization delivers global repair capabilities to our customers. We provide service and support on-site as well as through our service centers. Our service centers provide maintenance and repair services and offer a single repair point for both Symbol and selected third-party products. Our customer service operations for the Americas include a facility operated jointly in El Paso, Texas and Juarez, Mexico. In 2004, we opened an approximately 102,000 — square-foot Shared Services Centre in Brno, South Moravia in the Czech Republic to

service our customers in the EMEA region. We are in the process of establishing service capability in the Asia Pacific region.

OUR VERTICAL MARKETS
      We target the following six vertical market segments:

•	retail;

•	transportation and logistics;

•	manufacturing;

•	wholesale and distribution;

•	government; and

•	healthcare.
RETAIL
      Our products help retailers control inventory flow, combine in-store and back office solutions to enhance productivity and track customer purchasing patterns for pinpoint marketing. We also provide industry-specific solutions across retail segments including customer-facing technology to increase customer loyalty, retention and sales. Examples of our solutions in the retail sector include the following:

•	wireless handheld scanners that enable cashiers at home improvement stores with scanning large, bulky items;

•	mobile handheld computers that contain bar code scanners and imagers that interface with wireless networks and software applications for order entry, price management and other in-store tasks;

•	kiosks that enable customers to self-scan items to verify prices and participate in gift registries; and

•	the Symbol Portable Shopping Systemtm, which allows customers to scan purchases as they shop with lightweight, ergonomic handheld devices, giving them product data, a running total of their purchases, targeted promotional offers and access to other customer services.
TRANSPORTATION AND LOGISTICS
      Our transportation and logistics mobility solutions are designed to enable transportation and logistics companies to manage inventory in motion, improve pick-up and delivery planning, improve turnaround times, drive more stops per trip to lower fleet and driver requirements, improve margins by lowering operating costs and enhance regulatory compliance. Examples of our solutions in the transportation and logistics sector include the following:

•	systems to provide detailed, real-time information about fleet and delivery activities to provide greater control of transportation resources and to improve visibility into shipments;

•	in-vehicle systems that capture and transmit real-time information on driver performance, routes taken and hours worked;

•	handheld computers that capture pick-up and delivery information and transmit data to a central computer so that inventory is optimally assigned to the appropriate transportation asset;

•	mobile computers to permit workers to receive delivery schedules when the driver is ready to depart;

•	handheld systems to allow drivers to print delivery confirmation slips for customers at the point-of-delivery and instantly send data messages such as service completions or receive new pick-up assignments; and

•	wireless ring scanners to read bar codes on packages passing on a conveyer belt, affording hands-free sorting in the routing of parcels and packages.
MANUFACTURING
      Our solutions are designed to enable manufacturers to capture and transmit data electronically, improve efficiency and assist in “just-in-time” manufacturing processes. Moreover, point-of-activity solutions from us and our resellers and distributors are a critical component in Enterprise Resource Planning systems. We believe our solutions lead to better informed decisions by capturing data in real time and linking seamlessly to middleware and enterprise planning suites from major providers. Examples of our solutions in manufacturing include:

•	rugged, mobile data-capture devices for incoming inspections and collection and monitoring of data on assembly lines to help track work in progress, monitor quality, manage materials and inventory and provide quality assurance;

•	wireless LAN systems to connect engineering resources to the shop floor, shipping to receiving, plants to each other, suppliers and customers to the plant, the entire operation to the front office, and enterprisewide manufacturing systems to the Internet; and

•	wireless mobile computers and wireless LAN infrastructure to capture information on the warehouse floor and move the inventory data into databases to facilitate better financial management, inventory control and tracking of customer orders.
WHOLESALE AND DISTRIBUTION
      Our solutions are designed to help distributors track inventory, reduce errors, improve productivity and increase asset visibility. As a result, distributors are enabled to reduce their order fulfillment cycle to increase speed to market in a more cost-efficient manner. Examples of our solutions in the wholesale and distribution sector include the following:

•	handheld mobile computers to scan products upon arrival at the warehouse and direct workers through their daily tasks of moving inventory throughout the facility;

•	wireless mobile computers and wireless LAN infrastructure to manage the movement of people, products and information on the warehouse floor and communicate critical data to systems to provide visibility to and simplify execution of customer orders;

•	handheld computers certified by U.S. and European standardization agencies for electronics as “intrinsically safe” for use in hazardous areas; and

•	hands-free mobile computers to permit warehouse operators to use both hands to perform warehouse receiving and picking tasks while scanning bar code data.
GOVERNMENT
      Our solutions are designed to help government agencies operate more efficiently and effectively, generate and capture revenue and better serve their constituents. Examples of our solutions in the government sector include the following:

•	mobile computers and portable printers for use in parking enforcement;

•	mobile computers for use by police officers on patrol to collect and communicate vital data from accident sites, roadside vehicle inspection sites and crime scenes;

•	wireless networks, handheld computers and bar code scanners that serve as building blocks for public safety and security applications;

•	RFID-enabled mobile computers to track shipping containers as they move across borders; and

•	scanners used in correctional facilities to manage the movement of prison inmates from facility to facility, manage access to phones, track activities and register release dates.
HEALTHCARE
      Our products are used by healthcare solution providers to enable healthcare professionals to work more productively, obtain real-time access to the latest patient data in order to prevent medical errors and improve the level of patient care. Our products help meet the recent requirement by the United States Food and Drug Administration that pharmaceutical companies apply bar codes to thousands of single-dosage prescription and over-the-counter drugs dispensed in hospitals and clinics. Examples of our products used as part of solutions in the healthcare sector include the following:

•	wireless mobile computers to read encoded information on a patient’s wristband and on the drug packaging to verify that the patient is receiving the correct medication;

•	handheld mobile computers with bar code-reading capability to help prioritize patients, view lab reports and capture vital signs and other documentation; and

•	wireless applications to permit doctors and nurses to remotely monitor a patient’s vital signs and program a patient’s monitor and infusion pumps.
SALES AND MARKETING
      We market our products domestically and internationally through a variety of distribution channels, including a direct sales force, original equipment manufacturers, solution providers (“SPs”), authorized resellers (“ARs”) and distributors. SPs and ARs integrate and sell our products to customers while also selling to those customers other products or services not provided by us. Our sales organization includes offices located throughout the United States and in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Dubai, Finland, France, Germany, Hong Kong, Italy, India, Japan, Mexico, the Netherlands, Norway, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland and the United Kingdom.
      We have contractual relationships and strategic alliances with unaffiliated resellers and distributors. Through these relationships, we are able to broaden our distribution network and participate in industries other than those serviced by our direct sales force and distributors. For example, in 2004 we entered into a strategic alliance with AT&T Wireless, through which AT&T Wireless and Symbol will jointly sell and market AT&T Wireless voice and data services for some of our mobile computing products in order to provide customers with real-time enterprise mobility. In 2004, we agreed to jointly develop and co-market with Nextel Communications, Inc. (“Nextel”) voice and data mobility solutions to help business customers reduce operating costs, increase workforce productivity and drive operational efficiencies. The Symbol-Nextel mobile solutions for vertical field service and sales workers will be targeted across many industry segments, including transportation and distribution, public safety, retail, manufacturing, healthcare, utilities and telecommunications.
      In 2003, we increased our focus on our reseller channel strategy and initiated our PartnerSelecttm program, which is designed to enhance the capabilities of our resellers and distributors and our relationships with them. We believe that this program has significantly contributed to the increase of orders through our resellers and distributors from approximately 46% of our total product orders for the year ended 2002 to approximately 74% of our total product orders as of December 31, 2004. Our goal is to have up to 84% of our products ordered through these resellers and distributors. We have been recognized by VARBusiness magazine as one of North America’s top information technology vendors for the breadth and depth of our channel reseller and distributor program offerings.

      We believe our focus on reseller channel strategy and the PartnerSelecttm Program will allow us to leverage our SG&A cost structure over time without materially impacting our gross margins. With respect to SG&A, we believe we are able to benefit from our channel leveraged cost structure for distribution. The benefits to our cost structure of leveraging our channel for distribution are related to two areas. First, our channel reduces the amount of overhead we require to sell and distribute our products by acting as an aggregation point. Second, the distribution channel allows us to reduce fluctuations in our selling prices by pricing products into the channel at a consistent rate and allowing the distribution channel to absorb any price changes in our sales to the end user customer. This allows for more reliable gross margin performance which as a result allows Symbol to focus on cost reduction and efficiency in its supply chain and distribution processes.
      We also believe our channel sales force allows us to increase revenues by extending our supply to meet demand in market segments to which our direct sales force does not sell. Resellers and distributors each have their own sales organizations which in many cases complement Symbol’s sales organization in their coverage of potential customers of our products. Additionally, resellers and distributors often pursue sales that have lower total revenue potential, and thus might not be covered by our direct sales force. Finally, in many cases resellers have deep expertise with specific applications or a specific customer’s operations that allow them to be effective in selling Symbol’s products. As a result, we believe our distribution model helps us meet our goal of maintaining our gross margin over time, as we obtain scale from shipping more efficiently through better management of our supply chain.
      The following table sets forth certain information as to international revenues of Symbol(1):

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Area
EMEA(2)	$487.2	$438.6	$382.8
Asia Pacific	128.7	112.6	84.6
Other(3)	87.7	92.9	75.5

Total	$703.6	$644.1	$542.9

(1)	See Note 18 of the Notes to the Consolidated Financial Statements included elsewhere herein.

(2)	Europe, Middle East, and Africa

(3)	Includes the non-U.S. countries in The Americas.
ACQUISITIONS

Matrics, Inc.
      On July 26, 2004, we entered into an agreement and plan of merger to acquire Matrics, a leader in developing EPC-compliant RFID systems, for a cash purchase price of $230 million (which includes certain payments to employee-stockholders of Matrics). We consummated the acquisition of Matrics on September 9, 2004. On October 29, 2004, Matrics was merged with and into Symbol.

Trio Security, Inc.
      On June 17, 2004, Symbol acquired all of the outstanding capital stock of Trio Security, Inc. (“Trio Security”) for cash pursuant to a stock purchase agreement. Trio Security developed next-generation security solutions for enterprise networks and mobile applications for handheld devices.

Seal Sistemas e Technologia da Informacao Ltda.
      During 2002, we entered into an agreement with the owners of Seal Sistemas e Technologia da Informacao Ltda. (“Seal”), a Brazilian corporation that had operated as a distributor and integrator of our products since 1987. The agreement resulted in the termination of distribution rights for Seal and the creation of a majority-owned subsidiary of Symbol that would serve as the Brazilian distributor and customer service entity (“Symbol Brazil”). In accordance with the terms of the agreement, the owners of Seal acquired a 49% ownership interest in Symbol Brazil.
      On January 10, 2004, the parties amended this transaction, whereby Symbol Technologies Holdings do Brasil Ltda., a wholly-owned subsidiary of Symbol, purchased an additional 34% ownership interest of Symbol Brazil owned by two principals of Seal. Symbol and Symbol Technologies Holdings do Brasil Ltda. now own 85% of the capital of Symbol Brazil. Under the terms of the relevant agreements, Symbol Brazil had its entity form changed into a corporation and it will eventually become a wholly-owned subsidiary of Symbol.
PRODUCT MANUFACTURING
      Our products are principally manufactured at our Reynosa, Mexico facility. We also have a facility in Bohemia, New York that we utilize as a new product development center.
      While components and supplies are generally available from a variety of sources, we currently depend on a limited number of suppliers for several components, certain subassemblies and products. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts and allocation of such parts by suppliers that had an adverse impact on our ability to deliver our products as well as on the cost of producing such products. While we have entered into contracts with suppliers of parts that we anticipate may be in short supply, there can be no assurance that additional parts will not become the subject of such shortages or that such suppliers will be able to deliver the parts in fulfillment of their contracts.
      Due to the general availability of components and supplies, we do not believe that the loss of any supplier or subassembly manufacturer would have a long-term material adverse effect on our business although set-up costs and delays could occur in the short term if we change any single source supplier.
      Certain of our products are manufactured by third parties, most of which are outside the United States. In particular, we have a long-term strategic relationship with Olympus Optical, Inc. of Japan (“Olympus”) pursuant to which Olympus and Symbol jointly develop selected products that are manufactured by Olympus exclusively for sale by us in the field of our business and prospective businesses. We are currently selling several such products. We have the right to manufacture such products if Olympus is unable or unwilling to do so, but the loss of Olympus as a manufacturer could have, at least, a temporary material adverse impact on our ability to deliver such products to our customers. The percentage of our product sales that include products or that contain components manufactured by Olympus historically has ranged from approximately 10% to 20% in any given quarterly period. We have estimated that the temporary adverse impact if we lost Olympus as a manufacturer would be approximately 40% of the product sales that include products or that contain components manufactured by Olympus or a temporary adverse impact of approximately 4% to 8% of total product sales.
      We employ certain advanced manufacturing processes that require highly sophisticated and costly equipment and are continuously being modified in an effort to improve efficiency, reduce manufacturing costs and incorporate product improvements.
      We generally maintain sufficient inventory to meet customer demand for products on short notice, as well as to meet anticipated sales levels. This includes carrying reasonable amounts of inventory at our distributors in order to meet customer delivery requirements in a manner consistent with industry standards. If our product mix changes in unanticipated ways, or if sales for particular products do not materialize as anticipated, we may have excess inventory or inventory that becomes obsolete. In such cases, our operating results could be negatively affected.
RESEARCH AND PRODUCT DEVELOPMENT
      We believe that our future growth depends, in large part, upon our ability to continue to apply our technology and intellectual property to develop new products, improve existing products and expand market applications for our products. Our research and development projects include, among other things, improve-

ments to the reliability, quality and capability of our laser scanners to read at increased working distances and at faster speeds and to decode higher density codes (including, but not limited to, two-dimensional codes); continued development of our solid state laser diode-based scanners; development of solid state imager-based engines for bar code data capture and general purpose imaging applications; development of RFID engines for data capture applications; improvements to packaging and miniaturization technology for bar code data capture products, mobile data collection devices and integrated bar code and RFID data capture products; development of high-performance digital data radios, high-speed, secure, manageable mobile data communications systems and telecommunications protocols and products; the development of “smart” mobile devices that may be located by intelligent wireless LAN systems; and the addition of software to provide a complete line of high-performance interface hardware.
      We use both our own associates and from time to time unaffiliated consultants in our product engineering and research and development programs. From time to time we have participated in and/or partially funded research projects in conjunction with a number of universities including the State University of New York at Stony Brook, Polytechnic University of New York and Massachusetts Institute of Technology. We also jointly develop technology with Olympus, as described above.
      We expended (including overhead charges) approximately $125.1 million, $108.8 million and $72.8 million for research and development during the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are included as a component of engineering in the consolidated statements of operations.
COMPETITION
      The business in which we are engaged is highly competitive and acutely influenced by advances in technology, industry standards, product improvements and new product introduction and price competition. Many firms are engaged in the manufacture and marketing of products in bar code reading equipment, wireless networks and mobile computing devices and mobility software. Numerous companies, including present manufacturers of scanners, lasers, optical instruments, microprocessors, wireless networks, notebook computers, handheld devices and telephonic and other communication devices have the technical potential to compete with us. Many of these firms have far greater financial, marketing and technical resources than we do. We compete principally on the basis of performance and the quality of our products and services.
      We believe that our principal competitors are Casio, Inc., Cisco Systems, Inc., Datalogic S.P.A., Fujitsu, Ltd., Hand Held Products, Inc., Hewlett-Packard Company, Intermec Technologies Corporation, LXE Inc., Matsushita Electric Industrial Co., Ltd., Metrologic Instruments, Inc., Motorola, Inc., NCR Corporation, DENSO Corporation, Opticon, Inc., Proxim, Inc., PSC, Inc. and Psion Teklogix, Inc.
DEPENDENCE ON A GROUP OF CUSTOMERS
      We are not dependent on any single customer, the loss of which would have a material adverse effect on our business. However, there are sales to one of our distribution partners that is greater than 10% of our annual sales who in turn resell our products. In addition, none of our segments is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on any of our segments.
SEASONALITY
      We do not believe that sales in either of our segments is seasonal; however, within our Product Segment, certain product divisions may experience sales seasonality.
PAYMENT TERMS
      We offer industry standard payment terms and generally do not grant extended payment terms.
PATENT AND TRADEMARK MATTERS
      We file domestic and foreign patent applications to support our technology position and new product development. Our intellectual property includes more than 875 U.S. patents and more than 565 international patents. We have also filed additional patent applications in the U.S. Patent and Trademark Office as well as in foreign patent offices. We will continue to file patent applications, both United States and foreign, to cover our most recent research developments in the scanning, information collection and network communications fields. One of our basic patents covering handheld laser scanning technology expired on June 6, 2000, and a key companion patent expired June 3, 2003. Due to the recent expiration of these patents, we may see increased competition in handheld trigger combined bar code readers; however, we have not witnessed any evidence of that to date. Notwithstanding the expiring patents, we believe that our extensive patent portfolio will continue to provide us with some level of competitive advantage. Additionally, an important scanner-integrated computer patent will expire in 2005, which could lead to increased competition in the marketplace.
      Although we believe that our patents provide a competitive advantage, we believe we are not dependent upon a single patent, or a few patents, the loss of which would have a material adverse effect on our business. Our success depends more upon our proprietary know-how, innovative skills, technical competence and marketing abilities. In addition, because of rapidly changing technology, our present intention is not to rely primarily on patents or other intellectual property rights to protect or establish our market position. However, Symbol has in the past instituted litigation against competitors to enforce its intellectual property rights and is currently involved in several such lawsuits. Symbol has licensed some of its intellectual property rights through royalty-bearing license agreements. We may continue to enter into these types of arrangements and other types of arrangements should the circumstances lead us to believe that such an arrangement would be beneficial.
      We have received and have currently pending third party claims and in the future may receive additional notices of such claims of infringement of other parties’ rights. In such event, we have and will continue to take reasonable steps to evaluate the merits of such claims and take such action as we may deem appropriate, which action may require that we enter into licensing discussions, if available, and/or modify the affected products and technology, or result in litigation against parties seeking to enforce a claim which we reasonably believe is without merit. We have been involved in such litigation in the past, are currently involved in such litigation and additional litigation may be filed in the future. Such parties have and are likely to claim damages and/or seek to enjoin commercial activities relating to our products or technology affected by such parties’ rights. In addition to subjecting us to potential liability for damages, such litigation may require us to obtain a license in order to manufacture or market the affected products and technology. To date, such activities have not had a material adverse affect on our business and we have either prevailed in all litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent would be made available on commercially acceptable terms, if at all. A failure to obtain such licenses could have a material adverse effect on our business, results of operations or financial condition. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been and is likely to continue to be significant litigation in the industry regarding patent and other intellectual property rights. For a description of certain of our intellectual property litigation, see “Item 3. Legal Proceedings — Pending patent and trademark litigation.”
      We have also obtained certain domestic and international trademark registrations for our products and maintain certain details about our processes, products and strategies as trade secrets.
      We regard our software as proprietary and attempt to protect it with copyrights, trade secret law and international nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into our software license agreements. We license our software products to customers rather than transferring title. Despite these restrictions, it may be possible for competitors or users to copy aspects of our products or to obtain information that we regard as trade secrets. Our computer software generally has not been patented and existing copyright laws afford only limited practical protection. In addition, the laws of foreign countries generally do not protect our proprietary rights in our products to the same extent as do the laws of the United States.

GOVERNMENT REGULATIONS
      The use of lasers and radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various Federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission (“FCC”), the Occupational Safety and Health Administration and various State agencies have promulgated regulations which concern the use of lasers and/or radio/electromagnetic emissions standards. Member countries of the European community have enacted standards concerning electrical and laser safety and electromagnetic compatibility and emissions standards.
      Regulatory changes in the United States and other countries may require modifications to some of our products in order for us to continue to be able to manufacture and market these products. For example, certain consumer advocacy groups are lobbying against the adoption of RFID systems in the retail environment because of privacy and other consumer protection concerns. While we believe that these concerns are mostly unfounded, there can be no assurance that such efforts will not result in regulatory and/or legal action that could have a materially adverse effect on our ability to manufacture and market RFID products.
      Our RF mobile computing product line includes various models, all of which intentionally transmit radio signals as part of their normal operation. Certain versions of our handheld computers and our Spectrum One and Spectrum 24 networks utilize spread spectrum radio technology. We have obtained certification from the FCC and other countries’ certification agencies for our products that utilize this radio technology. Users of these products in the United States do not require any license from the FCC to use or operate these products. Some of our products transmit narrow band radio signals as part of their normal operation.
      We have obtained certification from the FCC and other countries’ certification agencies for our narrow band radio products. Users of these products in the United States do not require any license from the FCC to use or operate these products. We also market radio products that utilize cellular radio technology. We have obtained certification from the FCC and other countries’ certification agencies for our products that utilize this radio technology. Users of these products in the United States do not require any license from the FCC to use or operate these products.
      In all cases, such certification is valid for the life of the product unless the circuitry of the product is altered in any material respect, in which case a new certification may be required. Where a country certificate has a limited duration, additional certification will be obtained during the life of the product, when required.
      In addition, some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products.
      In January 2003, the European Union (“EU”) issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. EU governments were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with the directive, the “WEEE Legislation”), and certain producers are to be financially responsible under the WEEE Legislation beginning in August 2005. The EU has issued another directive that requires electrical and electronic equipment placed on the EU market after July 1, 2006 to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants. EU governments were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, the “RoHS Legislation”). Based upon current information available to us, we believe we will be able to comply with these regulations within the applicable time periods. However, if we do not comply with these directives, we may suffer a loss of revenue, be unable to sell in certain markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Similar legislation could be enacted in other jurisdictions, including in the United States. Costs to comply with the WEEE Legislation, RoHS Legislation and/or similar future legislation, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations.
EMPLOYEES
      At March 9, 2005, we had approximately 5,400 full-time employees. Of these, approximately 2,800 were employed in the United States. Symbol also employs temporary production personnel. None of our U.S. employees is represented by a labor union. Some of our employees outside of the United States are represented by labor unions. We consider our relationship with our employees to be good.
MARKET AND INDUSTRY DATA
      In this section of the report, we rely on and refer to information and statistics regarding the industries and the sectors in which we compete. We obtained this information and these statistics from various third-party sources. We believe that these sources and the estimates contained therein are reliable, but have not independently verified them. Such information involves risks and uncertainties and is subject to change based on various factors, including those discussed under the caption “Risk Factors” beginning on page 22 of this report.

RISK FACTORS
      Set forth below are important risks and uncertainties that could have a material adverse effect on Symbol’s business, results of operations and financial condition and cause actual results to differ materially from those expressed in forward-looking statements made by Symbol or our management.
Risks relating to the investigations

We recently settled separate investigations by the SEC and the Eastern District relating to the accounting misconduct of our prior management. A violation of these settlement agreements could result in further prosecution by the SEC and the Eastern District.
      On June 3, 2004, we announced that the SEC and the Eastern District concluded separate investigations relating to certain of our prior accounting practices and the prior administration of certain of our stock option plans. These investigations arose in response to an inquiry from the SEC in 2001. As a result of the SEC inquiry, we conducted an initial internal investigation, with the assistance of a law firm, in May 2001 relating to such accounting practices. We subsequently discovered that this investigation was hindered by certain of our former employees. As a result of the actions by these former employees, the SEC expressed dissatisfaction with the investigation. In March 2002, we undertook a second internal investigation that lasted approximately 18 months, with the assistance of a different law firm and an independent forensic accounting team. The results of that internal investigation gave rise to the restatement of our financial statements that affected our selected data for 1998, 1999, 2000 and 2001, our financial statements for the years ended December 31, 2000 and 2001 and our unaudited selected quarterly information for each of the four quarters in 2001 and the first three quarters of 2002.
      We have resolved the investigations by the SEC and the Eastern District and have entered into an injunction in connection with our June 2004 settlement with the SEC and a non-prosecution agreement with the Eastern District. As previously described, we have engaged outside counsel to assist with the investigation of the events leading to the discrepancies discovered at our company-owned distribution facility in November 2004 and in responding to requests made by the Eastern District and the SEC regarding this matter, including whether Symbol has complied with the injunction entered into in connection with its June 2004 settlement with the SEC and non-prosecution agreement with the Eastern District. There can be no assurance that these events will not give rise to an enforcement action or other proceeding brought by the Eastern District or the SEC. If we are found to have violated the injunction entered into in connection with our June 2004 settlement with the SEC or the non-prosecution agreement with the Eastern District or if we commit other violations, such as accounting offenses that were not the subject of the investigations, we have waived defenses that may have otherwise been available to us, including the statute of limitations, and will be subject to prosecution for any offense, including any offense that was the subject of the non-prosecution agreement. This could have a material adverse effect on us. In addition, the agreements with the SEC and the Eastern District required us to pay $37 million in cash to a restitution fund for members of a class consisting of purchasers of our stock from February 15, 2000 to October 17, 2002 and $3 million to the United States Postal Inspection Service Consumer Fraud Fund. We paid both amounts prior to June 30, 2004. For a discussion of the SEC and the Eastern District investigations, please see “Item. 3 Legal Proceedings.”

Pending litigation relating to the accounting misconduct of our prior management could generate negative publicity for us. This could result in a decline in our stock price and cause you to lose part of your investment.
      In March and June 2003 and February 2005, Robert Asti, our former Vice President — North America Sales and Service — Finance, Robert Korkuc, our former Chief Accounting Officer and Brian Burke, a former Senior Vice President of Worldwide Operations and a former Chief Accounting Officer, respectively, pled guilty to two counts of securities fraud in connection with the government investigations described above. The SEC has filed civil complaints against Messrs. Asti, Korkuc and Burke based upon similar facts. Since June 2004, the Eastern District has announced that four additional former employees, including Leonard

Goldner, our former Executive Vice President and General Counsel, have pled guilty to various conspiracy charges.
      In addition, Symbol, certain members of our former senior management team and certain former members of our board of directors were named defendants in two derivative actions, one alleging violations of federal securities laws and other claims similar to the class actions, and the second relating to the distribution of proxy statements by former directors. On July 27, 2004, the court approved a settlement in which Symbol would be realigned as plaintiff in the first derivative action, re-positioning us to proceed against Tomo Razmilovic, one of our former Presidents, Chief Executive Officers and directors, and other members of our former management and certain former members of our board of directors. In September 2004, the court approved a settlement in which Symbol would be realigned as the plaintiff in the second derivative suit related to the proxy statements.
      The guilty pleas of the seven individuals mentioned above; the resolution of these civil complaints with the SEC; the continued prosecution by the Eastern District of Tomo Razmilovic and five other members of our former management; or the SEC’s filing of complaints against eleven members of our former management for securities fraud and other violations of the federal securities laws could generate negative publicity for us and result in a decline in our stock price.

Our indemnification of our former management obligates us to indemnify and advance legal expenses to them, including with respect to the pending criminal and civil litigation for accounting misconduct, in accordance with the terms of our certificate of incorporation, bylaws, other applicable agreements and Delaware law. Our insurance coverage may not be sufficient to cover our liabilities related to such litigation and the settlement of the securities fraud class action lawsuits. To the extent our insurance coverage is insufficient to cover our liabilities, we may incur a material expense to satisfy such obligations, which could have a material adverse effect on our results of operations, financial position and cash flows.
      We may be obligated to indemnify and advance legal expenses to our former directors, officers or employees in accordance with the terms of our certificate of incorporation, bylaws, other applicable agreements and Delaware law. Our certificate of incorporation and bylaws provide for the indemnification of our directors and officers to the fullest extent permitted under Delaware law. Under Delaware law, we may generally indemnify directors, officers and other employees against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement in connection with specified actions, suits and proceedings, whether civil, criminal, administrative or investigative (other than in derivative actions), if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful. Although our former directors and officers may seek coverage under our current insurance policy, we have settled with our insurers who have reimbursed us in the amount of $10.2 million and therefore, our insurance coverage for them may not be sufficient in some or all of these matters. Furthermore, the underwriters of our directors and officers insurance policy may seek to rescind or otherwise deny coverage in some or all of these matters. For a discussion of the SEC and Eastern District investigations and related class action and derivative litigation, see “Item 3. Legal Proceedings.”
      We do not expect our insurance coverage to cover our total liabilities and related litigation costs in the actions discussed above, including with respect to the securities fraud class action lawsuits, and the total liabilities and costs are still uncertain. We have currently accrued approximately $86.6 million related to the settlement of the class action lawsuits. The plaintiffs have yet to specify the amount of damages being sought in the civil actions against our former management and our former board of directors, and, therefore, we are unable to estimate what our ultimate liability under our indemnification obligations in such lawsuits may be. Our indemnification obligations discussed above may have a material adverse effect on our results of operations, financial condition and cash flows.

Senior management has been required to devote a significant amount of time on matters arising from actions of our prior management. If senior management is unable to devote a significant amount of time in the future toward developing and executing our strategic business initiatives and managing ongoing business operations, we may not be able to remain competitive and our revenues may decline.
      Our senior management team has devoted a significant amount of time conducting internal investigations, restating our financial statements, reviewing and improving our internal controls and procedures, developing effective corporate governance procedures and responding to government inquiries and the related class action lawsuits arising form the actions of our prior management. If senior management is unable to devote a significant amount of time in the future toward developing and executing our strategic business initiatives and managing ongoing business operations, we may not be able to remain competitive and our revenues may decline. In addition, much of our middle management is new and may require a substantial amount of time building customer relationships and learning about and familiarizing themselves with Symbol’s products, operations and business culture.

A failure to implement effectively and efficiently our plan to remediate deficiencies in our internal controls and procedures could result in accounting errors and in violations of our settlement agreement with the SEC and our non-prosecution agreement with the Eastern District.
      As previously reported in our consolidated financial statements for the fiscal year ended December 31, 2003, we reported that a material weakness existed related to the manner in which we processed transactions to record revenue. Additionally, we reported that deficiencies existed relating to the adequacy and timeliness of account reconciliations, formalized worldwide policies and procedures, the amount of manual journal entries required to record transactions and the updating of documents with customers. We also reported that for the fiscal year ended December 31, 2002, we had other material weaknesses that have since been remediated. For information on the material weaknesses and deficiencies reported for the fiscal years ended December 31, 2002 and 2003, see “Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosure.”
      In addition, in November 2004, during our inventory testing (including a planned physical inventory at a company-owned distribution center), two unrelated errors were discovered. These errors were the result of two discrete events. One event involved inaccurate inventory levels reported to us by a large distribution partner. The under-reported inventory levels resulted in us inaccurately reporting $3.3 million in revenues in our earnings release on October 26, 2004 for the three and nine-month period ended September 30, 2004. No previous periods were affected. This was an oversight on the part of the distribution partner, which made us aware of the reporting error as soon as it was discovered. The second discrepancy was the result of errors that occurred at a company-owned distribution facility that serves one of our large retail customers. The distribution center relies on its own internal reporting system and misreported inventory. As a result of this second discrepancy, we over-reported revenue by $10.3 million for the three and nine month periods ended September 30, 2004 in our earnings release on October 26, 2004. Based on these findings, management believed there were significant deficiencies relating to its controls for receiving, shipping and ultimately reporting the amount of inventory. We are investigating the events leading to the discrepancies discovered at our company-owned distribution facility. We have engaged outside counsel to assist with the investigation and in responding to requests made by the Eastern District and the SEC regarding this matter, including whether Symbol has complied with the injunction entered into in connection with its June 2004 settlement with the SEC and non-prosecution agreement with the Eastern District. There can be no assurance that these events will not give rise to an enforcement action or other proceeding brought by the Eastern District or the SEC. The errors reported as described above led to the delay, but timely, filing of our Quarterly Report on Form 10-Q as of and for the three- and nine- month periods ended September 30, 2004.
      In 2003 and continuing in 2004 as disclosed in certain of our periodic filings, we have implemented and continue to implement various initiatives to address the material weaknesses and deficiencies in our internal controls as identified by our prior auditors and our own internal investigations, conducted with the oversight of our audit committee. In response to the errors discussed in November 2004, we have taken appropriate steps to ensure the financial results are fairly presented in all material respects:
      We believe these initiatives, along with the initiatives related to our compliance with the Sarbanes-Oxley Act of 2002, address our control environment, organization and staffing, policies, procedures, documentation and information systems and are intended to continuously improve our internal controls and procedures, address systems and personnel issues and help ensure a corporate culture that emphasizes integrity, honesty and accurate financial reporting.
      The implementation of these initiatives is one of our highest priorities. Our board of directors, in coordination with our audit committee, continually assesses the progress and sufficiency of our initiatives related to our internal controls and make adjustments as necessary. A failure of our internal controls and procedures could result in mistakes in our reported results and in violations of the injunction entered into in connection with our June 2004 settlement with the SEC and our non-prosecution agreement with the Eastern District and could have a material adverse effect on our business, revenues or financial condition.

We have experienced material weaknesses in our internal controls. If we fail to maintain an effective system of internal controls, we may not be able to provide timely and accurate financial statements. This could cause investors to lose confidence in our reported financial results and have a negative effect on the trading price of our securities.
      During the past two years, we have identified a number of “material weaknesses” and “reportable conditions” in our internal financial controls. Some of these weaknesses resulted in errors in our historical financial statements, which in turn resulted in a restatement of our financial statements that affected our selected data for 1998, 1999, 2000 and 2001, our financial statements for the years ended December 31, 2000 and 2001 and our unaudited selected quarterly information for each of the four quarters in 2001 and the first three quarters of 2002.
      Although we have taken significant steps to correct the internal control deficiencies that resulted in the restatement of our financial statements, during our inventory testing conducted in connection with the reporting of our financial results for the three and nine month periods ended September 30, 2004, we identified significant deficiencies relating to the controls for receiving, shipping and ultimately reporting the amount of our inventory.
      We have taken and continue to take steps to correct previously identified internal control deficiencies. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.
      Beginning with the year ending December 31, 2004, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to deliver a report as part of the annual report on Form 10-K that assesses the effectiveness of our internal control over financial reporting as of December 31, 2004. Such report is set forth in “Item 9A. Controls and Procedures” of this annual report. Additionally, we are required to file with the SEC an attestation report of our auditors on our management’s assessment of and operating effectiveness of internal controls, which is included on page F-3 of this annual report. If a material weakness were identified with respect to our internal control over financial reporting, we would not be able to conclude that our internal controls over financial reporting were effective, which could result in the inability of our external auditors to deliver an unqualified report, or any report, on our internal controls. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effective on the trading price of our securities.

Risks related to our business

We depend upon the development of new products and enhancements to our existing products. If we fail to predict and respond to emerging technological trends and our customers’ changing needs or if we are unable to reduce our manufacturing costs over time as anticipated, we may not be able to remain competitive.
      We are active in the research and development of new products and technologies and enhancing our current products. However, research and development in the enterprise mobility industry is complex and filled with uncertainty. If we expend a significant amount of resources and our efforts do not lead to the successful introduction of new or improved products, there could be a material adverse effect on our business, operating results, financial condition and market share. In addition, it is common for research and development projects to encounter delays due to unforeseen problems, resulting in low initial volume production, fewer product features than originally considered desirable and higher production costs than initially budgeted, which may result in lost market opportunities. In addition, new products may not be commercially well received. There could be a material adverse effect on our business, operating results, financial condition and market share due to such delays or deficiencies in the development, manufacturing and delivery of new products.
      We have made significant investments to develop enterprise mobility products because we believe enterprise mobility is a new and developing market in the information technology industry. One example of our investments is our acquisition of Matrics, a leader in developing EPC-compliant RFID systems. If the RFID market or other markets in which we are investing do not grow, retailers and consumers do not react enthusiastically to enterprise mobility, we are unable to sell our enterprise mobility products and services at projected rates or the market adopts a standard for RFID technology that is different than that offered by Matrics, then there could be a material adverse effect on our business and operating results. Our efforts in enterprise mobility are also dependent, in part, on applications developed and infrastructure deployed by third parties. If third parties do not develop robust, new or innovative applications or create the appropriate infrastructure for enterprise mobility products and offer them to us or our customers on commercially reasonable terms, then there could be a material adverse effect on our business and operating results.
      Once a product is in the marketplace, its selling price usually decreases over the life of the product, especially after a new competitive product is publicly announced, because customers often delay purchases of existing products until the new or improved versions of those products are available. To lessen the effect of price decreases, our research and development teams attempt to reduce manufacturing costs of existing products in order to maintain or improve our margins on such products. However, if cost reductions do not occur in a timely manner, there could be a material adverse effect on our operating results and market share.

A court has rendered a judgment against us in the amount of $218 million, which, if upheld on appeal, would have a material adverse effect on our liquidity.
      On September 17, 2003, a jury awarded approximately $218 million in damages against our wholly-owned subsidiary, Telxon Corporation (“Telxon”), for claims relating to an alleged contract between Telxon and Smart Media of Delaware, Inc. (“SMI”). This sum included an award of approximately $6 million to an individual. Telxon made certain post-verdict motions seeking, among other things, a judgment in its favor notwithstanding the verdict, a new trial or a reduction in the amount of the jury verdicts. The court denied all of these motions. The court also rejected Telxon’s motion for a stay of entry of the judgment, and on May 6, 2004, the court entered judgment against Telxon for approximately $218 million in damages, plus statutory interest from the date of the verdicts. The court also granted the individual’s motion to add Symbol as an additional counterclaim defendant. While SMI withdrew its motion to add Symbol as a counterclaim defendant, there can be no assurance that Symbol will not ultimately be held liable for the full amount of the jury verdicts, plus statutory interest from the date of the verdicts. Symbol and Telxon have filed notices of appeal of these rulings and the related verdicts. Symbol and Telxon have deposited approximately $50 million into an interest-bearing court escrow account to stay the execution of the judgment against both Symbol and Telxon pending resolution of the appeal. Symbol and Telxon have filed their opening briefs on appeal. SMI and the individual filed their respective briefs on January 31, 2005 and Symbol and Telxon are due to respond on or before March  15, 2005.
      Our available cash, including cash available under our existing lines of credit, may not be sufficient to pay jury verdicts of this size, and we may need to obtain additional financing in order to pay the judgment entered against Telxon in this matter. There can be no assurance that we would be able to obtain financing on terms favorable to us, or at all. In the event that such a judgment remained unpaid, we would be in violation of the terms of our new credit facility. In addition, we currently have not recorded any liability in our consolidated financial statements with respect to the jury verdicts and judgment entered as we believe that, in accordance with the relevant guidance set forth in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” an unfavorable outcome of this litigation is not probable at this time. Nevertheless, while we are still vigorously defending against this lawsuit, we may ultimately be liable for the full amount of the judgment, plus statutory interest from the date of the verdicts, the payment of which would have a material adverse effect on our results of operations, financial condition and liquidity. For more information on this litigation and the new credit facility, see “Item 3. Legal Proceedings — Smart Media litigation” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Existing indebtedness.”

Our business, operating results and growth rates may be adversely affected by unfavorable economic and market conditions, as well as the volatile geopolitical environment.
      Our current business and operating plan assumes that economic activity in general, and information technology (“IT”) spending in particular, will at least remain at current levels; however, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. Our business is especially affected by the economic success of the retail sector, which accounts for a significant portion of our business, and our results of operations may be adversely affected if the global economic and market conditions in the retail sector do not improve. For the year ended December 31, 2004, direct sales to the retail sector accounted for approximately 25% of our revenue. In addition, our reseller customers sell our products to the retail sector, which may represent a substantial portion of our reseller customers’ sales. If historically low interest rates rise, consumer demand could be further dampened and related retail IT spending may be reduced.

We have made strategic acquisitions and entered into alliances and joint ventures in the past and intend to do so in the future. If we are unable to find suitable acquisitions or partners or to achieve expected benefits from such acquisitions or partnerships, there could be a material adverse effect on our business, growth rates and results of operations.
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
      Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions, especially those involving technology companies like Matrics, are inherently risky. Significant risks to these transactions, including the acquisition of Matrics, include the following:

•	integration and restructuring costs, both one-time and ongoing;

•	maintaining sufficient controls, policies and procedures;

•	diversion of management’s attention from ongoing business operations;

•	establishing new informational, operational and financial systems to meet the needs of our business;

•	losing key employees;

•	failing to achieve anticipated synergies, including with respect to complementary products; and

•	unanticipated and unknown liabilities.

The acquisition of Matrics had an immediate dilutive effect on our 2004 earnings per share. In addition, the acquisition of Matrics may not produce the revenue, earnings, business synergies or technological advances that we anticipate. This could have an adverse effect on our competitive position, revenues and prospects for growth.
      The acquisition of Matrics had a $26.8 million negative impact on our 2004 net earnings and a $0.11 negative impact on earnings per share, primarily as a result of a $12.8 million write-off of in process research and development costs, interest expense and amortization of fees associated with the short-term credit facility used to fund the acquisition and the refinancing thereof with the new credit facility on December 29, 2004. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Moreover, the RFID market may not perform as expected for a variety of reasons, including the failure in the development and acceptance of EPC-compliant RFID systems, higher than expected implementation costs associated with RFID and the unreliability of unproven technology. In addition, a competitor of Symbol commenced a patent infringement lawsuit against Matrics, which has since been merged with and into Symbol. Any one or a combination of these factors may cause our revenue or earnings to be further negatively impacted.
      We allocated approximately $194.4 million of the total $237.9 million purchase price of the Matrics acquisition to goodwill. The goodwill arose as the excess of the purchase price over the fair value of net assets acquired of Matrics. We perform annual evaluations for the potential impairment of the carrying value of goodwill in accordance with SFAS No. 142. If the financial performance of our businesses were to decline significantly, we could incur a non-cash charge to our income statement for the impairment of goodwill.
      We paid a significant premium for Matrics because we believe that EPC-based technology will be a material area of investment for our customers in our retail, manufacturing, transportation and logistics, wholesale distribution, healthcare and government vertical markets. We believe that Matrics is an early market leader with its commercial tag and reader products based on its trial deployments and full implementations with its customers in retail, transportation, healthcare, and government vertical markets. Our goal is to obtain a significant share of the market by combining our expertise in sales and support for enterprise mobility solutions along with our engineering resources and the expertise of Matrics in this emerging market, which is a market that is projected to grow rapidly in the next three to five years.
      The RFID market is at the early stages of development. However we currently believe that the costs we will incur during the product life cycle for both existing technology and future, replacement, RFID technology will be consistent with the expenditures we have incurred in developing and maintaining our existing enterprise mobility solutions.
      If we are unable to develop or enhance the Matrics technology within the timeframe expected, we may not meet our revenue and profitability projections. Furthermore, we believe that a number of our existing customers intend to deploy RFID systems utilizing technology such as that provided by Matrics and if we fail to deliver those products, those customers may be less willing to purchase our other existing products, further negatively impacting revenue and profitability. If we do not develop or enhance the Matrics technology in line with our projections, we may be required to incur higher operating and capital expenses than expected in order to address these issues and meet projections.

The enterprise mobility industry is highly competitive, and competitive pressures from existing and new companies may have a material adverse effect on our business, revenues, growth rates and market share.
      The enterprise mobility industry is a highly competitive industry that is influenced by the following:

•	advances in technology;

•	new product introductions;

•	evolving industry standards;

•	product improvements;

•	rapidly changing customer needs;

•	intellectual property invention and protection;

•	marketing and distribution capabilities;

•	competition from highly capitalized companies;

•	entrance of new competitors;

•	ability of customers to invest in information technology; and

•	price competition.
      If we do not keep pace with product and technology advances, there could be a material adverse effect on our competitive position, revenues and prospects for growth. There is also likely to be continued pricing pressure as competitors attempt to maintain or increase market share.
      The products manufactured and marketed by us and our competitors in the enterprise mobility industry are becoming more complex. As the technological and functional capabilities of future products increase, these products may begin to compete with products being offered by traditional computer, network and communications industry participants that have substantially greater financial, technical, marketing and manufacturing resources than we do. We may not be able to compete successfully against these new competitors, and competitive pressures may result in a material adverse effect on our business or operating results.

We are subject to risks related to our operations outside the United States. Unpredictable foreign sales and manufacturing environments may have a materially adverse effect on our business, financial condition and revenues.
      A substantial portion of our revenue has been generated from sales outside the United States. For the year ended December 31, 2004, non-U.S. sales accounted for approximately 40.6% of our revenue. We also manufacture most of our products outside the United States, and we anticipate that an increasing percentage of new products and subassemblies will be manufactured outside the United States. Overall margins for our products have increased throughout 2003 and 2004, partially as a result of increased efficiencies due to the transfer of internal manufacturing to our Reynosa, Mexico facility and external manufacturing to lower cost producers in China, Taiwan and Singapore.
      These sales and manufacturing activities are subject to the risks of foreign operations, including the following:

•	increased security requirements;

•	political uncertainties;

•	transportation delays and interruptions;

•	the impact of recessionary or inflationary foreign economies;

•	adapting to different regulatory requirements; and

•	different technology standards or customer expectations.
      Many of these risks have affected our business in the past and may in the future have a material adverse effect on our business, financial condition and revenues. We cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation of our products or supplies, any of which could have a material adverse effect on our results of operations and financial condition.

Our sales and manufacturing activities in foreign countries may be subject to lengthy receivables collection periods. A significant increase in our uncollected receivables may have a material adverse effect on our earnings and financial condition.
      Economic conditions in foreign countries where obligors under our receivables reside may affect our ability to collect our receivables. Such economic conditions include, but are not limited to:

•	unemployment;

•	interest rates;

•	exchange rates;

•	inflation rates; and

•	consumer perceptions of the economy.
      If a large number of our obligors located in a foreign country experience any of the above-mentioned conditions, or other conditions, or if we otherwise experience a significant increase in the length of our receivables collection periods or the amount of our uncollected receivables, we may experience a material adverse effect on our earnings and financial condition. At December 31, 2004, our percentage of non-U.S. receivables was approximately 45%. In addition, at December 31, 2004, our percentage of doubtful accounts for customers outside the U.S. was approximately 35% of our total allowance for doubtful accounts.

We may face trade barriers that could have a material adverse effect on our results of operations and result in a loss of customers or suppliers.
      Trade barriers erected by the United States or other countries may interfere with our ability to offer our products and services in those markets. We cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation or exportation of our products or supplies, any of which could have a material adverse effect on our results of operations and financial condition. Competition and trade barriers in those countries could require us to reduce prices, increase spending on marketing or product development, withdraw from or not enter certain markets or otherwise take actions adverse to us.
      In all jurisdictions in which we operate, we are also subject to the laws and regulations that govern foreign investment and foreign trade, which may limit our ability to repatriate cash as dividends or otherwise to the United States.

Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies could have a material adverse effect on our results of operations and financial condition, including our sales and margins.
      Most of our equipment sales in Western Europe and Asia are billed in foreign currencies and are subject to currency exchange fluctuations. In prior years, changes in the value of the U.S. dollar compared to foreign currencies have had an impact on our sales and margins. We have a formal policy that permits the use of financial instruments to manage and reduce the impact of changes in foreign currency exchange rates that may arise in the normal course of our business. This policy prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes. However, we cannot predict the direction or magnitude of future currency fluctuations. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our results of operations and impair our financial condition. For example, we purchase a large number of parts, components and third-party products from Japan. The value of the yen in relation to the U.S. dollar strengthened during 2002 and 2003 and has continued to appreciate throughout 2004. If the value of the yen continues to strengthen relative to the dollar, there could be a material adverse effect on our results of operations.
      We enter into forward foreign exchange contracts and foreign currency loans principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During 2003 and 2004, the principal transactions hedged were short-term intercompany sales. The periods of the forward foreign exchange contracts and foreign currency loans correspond to the periods of the hedged transactions.
      In all jurisdictions in which we operate, we are subject to the laws and regulations that govern currency exchange transactions, which may limit our ability to convert foreign currency cash flows into U.S. dollars.

We rely on our manufacturing facility in Reynosa, Mexico to manufacture a significant portion of our products. Any problems at the Reynosa facility could have a material adverse effect on our business, costs of revenue and financial condition.
      For the year ended December 31, 2004, approximately 56% of our product cost of revenue can be attributed to our facility in Reynosa, and we estimate that such percentage will be similar or higher for 2005. Approximately 60% of the products manufactured in this facility represent scanners and approximately 40% represent mobile computer products. In the past, we have experienced manufacturing problems in the ordinary course of business, such as equipment breakdowns and short-term employee shortages, that have caused delivery delays. While these past delays have not been material, we may experience material production difficulties and product delivery delays in the future as a result of the following:

•	changing process technologies;

•	ramping production;

•	installing new equipment at our manufacturing facilities;

•	ability to hire and retain skilled employees; and

•	shortage of key components.
      If manufacturing problems in our Reynosa facility were to arise or if use of our manufacturing facility in Reynosa were to be interrupted by natural disaster or any other event, and we are unable to develop alternative sources for our production needs, we may not be able to meet customer demand for our products, which could have a material adverse effect on our business, costs of operations and financial condition. In addition, we have been sued in Mexico by a plaintiff who alleges she is the legal owner of all or a portion of the property on which our facility in Reynosa is located. The loss of this lawsuit could have a material adverse effect on our business, costs of revenue and financial condition. See “Item 3. Legal Proceedings — Other litigation — Lic. Olegario Cavazos Cantu, on behalf of Maria Leonor Cepeda Zapata vs. Symbol de Mexico, Sociedad de R.L. de C.V.”

Some components, subassemblies and products are purchased from a single supplier or a limited number of suppliers. The loss of any of these suppliers may cause us to incur additional set-up costs, result in delays in manufacturing and delivering our products or cause us to carry excess or obsolete inventory.
      While components and supplies are generally available from a variety of sources, we currently depend on a limited number of suppliers for several components for our equipment, and certain subassemblies and products. Some components, subassemblies and products are purchased from a single supplier or a limited number of suppliers. For example, we have a long-term strategic relationship with Olympus Optical, Inc. of Japan pursuant to which Olympus and Symbol jointly develop selected products that are manufactured by Olympus exclusively for sale by us in the field of our business and prospective businesses. The percentage of our product sales that include products or that contain components manufactured by Olympus historically has ranged from approximately 10% to 20% in any given quarterly period. We have estimated that the temporary adverse impact if we lost Olympus as a manufacturer would be approximately 40% of the product sales that include products or that contain components manufactured by Olympus or a temporary adverse impact of approximately 4% to 8% of total product sales. In addition, for certain components, subassemblies and products for which we may have multiple sources, we are still subject to significant price increases and limited availability due to market demand for such components, subassemblies and products. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts, which had an adverse impact on our business. While we have entered into contracts with suppliers of parts that we anticipate may be in short supply, there can be no assurance that additional parts will not become the subject of such shortages or that such suppliers will be able to deliver the parts in fulfillment of their contracts. In addition, on occasion, we increase our component inventory in anticipation of supply shortages, which may result in our carrying excess or obsolete components if we do not properly anticipate customer demand and could have a material adverse effect on our business and results of operations.
      If shortages or delays exist, we may not be able to secure an adequate number of components at reasonable prices and acceptable quality and, therefore, may not be able to meet customer demand for our products, which could have a material adverse effect on our business and results of operations. Although the availability of components did not materially impact our business in 2003 or 2004, we cannot predict when and if component shortages will occur.

We outsource the manufacturing of many of our components and products, and if third-party manufacturers lack sufficient quality control or if there are significant changes in the financial or business condition of such third-party manufacturers, our ability to supply quality products to our customers may be disrupted.
      We increasingly depend on outsourced manufacturing, primarily by manufacturers located outside the United States. Our increasing dependence on third-party manufacturers for outsourced components subjects us to the risk of supplier failure and customer dissatisfaction with the quality or performance of our products containing such purchased components. Quality or performance failures by our third-party manufacturers or changes in their financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material adverse effect on our business, revenues and financial condition.
      In addition, third-party manufacturers for outsourced components are consolidating in the electronic component industry. The consolidation of our third-party manufacturers for outsourced components may give the remaining and larger third-party manufacturers greater leverage to increase the prices that they charge and thereby increase our cost of component parts.

Management of our inventory will be complex as we continue to sell a significant mix of products through distributors. Fluctuations in distributor demand may cause us to reduce our prices and write down inventory, which could result in lower gross margins.
      We must manage inventory effectively, particularly with respect to sales to distributors. Our gross inventory at the end of 2002 was $431 million with an estimated valuation allowance of $170 million or 39%. As of December 31, 2004, gross inventory has been reduced to $262 million with an estimated valuation allowance of $55 million or 21%. Management during this time period has improved its management of inventory, particularly its management of its supply chain as well as through its distribution channel. However, distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. If we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in a lower gross margin.

We sell a majority of our products through resellers, distributors and original equipment manufacturers (“OEMs”). If the third-party distribution sources on which we rely do not perform their services adequately or efficiently or if they exit the industry, and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenue.
      We sell a majority of our products through resellers, distributors and OEMs. Some of our third-party distribution sources may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturn, or abide by our inventory and credit requirements. If the third-party distribution sources on which we rely do not perform their services adequately or efficiently or exit the industry, and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenue and market share. In addition, we do not have third-party distribution sources in certain parts of the world. If we are unable to effectively and efficiently supply and service customers outside our current geographic scope, there may be a material adverse effect on our growth rates and result of operations.
      In 2003, we implemented a new distribution system called the Symbol PartnerSelecttm Program that is designed to increase our business and the business of our resellers, distributors and OEMs and improve the quality of service and products offered to end users of our products and services. For example, under the Symbol PartnerSelecttm Program, resellers are selected for a program track and level based on a number of different criteria such as hardware, software, and service offerings, number and level of Symbol certifications, level of partnership commitment and level of customer support. If the new program does not continue to be well received by our resellers, distributors and OEMs, or end users of our products and services, there could be a material adverse effect on our operating results. For example, one of our former resellers was not selected to participate in the Symbol PartnerSelecttm Program and has sued us for unfair competition in Europe. See “Item 3. Legal proceedings”.

If we are unable to protect our intellectual property rights or if third parties assert we are in violation of their intellectual property rights, there could be a material adverse effect on our results of operations and our ability to attract new customers and retain current customers.
      We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. There can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. Furthermore, there can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In addition, an important scanner-integrated computer patent will expire in 2005. In each case, our ability to compete and to receive licensing revenues could be significantly impaired. To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in such action. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. Furthermore, the laws of certain countries in which our products are or may be licensed do not protect our proprietary rights to the same extent as the laws of the United States.
      Third parties have, and may in the future, assert claims of infringement of intellectual property rights against us or against our partners for which we may be liable under certain terms of indemnification. Due to the rapid pace of technological change in our industry, much of our business and many of our products rely on proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. We have received, and have currently pending, third-party claims and may receive additional notices of such claims of infringement in the future. To date, such activities have not had a material adverse effect on our business, and we have either prevailed in all litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. In addition, any such claim of infringement could result in an injunction that prevents us from distributing certain products or performing certain services. The failure to obtain a license on commercially reasonable terms or the entry of an injunction that impairs our ability to market certain products or services could have a material adverse affect on our business, results of operations or financial condition. Since we and third parties hold a significant number of U.S. and foreign patents and patent applications related to our business, we believe that there is likely to continue to be significant litigation regarding patent and other intellectual property rights, which could have a material adverse effect on our business and our ability to compete. For example, Intermec IP Corp. (“Intermec”) filed suit against Matrics (prior to the announcement of our acquisition of Matrics), asserting infringement of four patents owned by Intermec relating to RFID readers, chips, RFID tag operation and the integration of tags with wireless memory devices. On October 29, 2004, Matrics was merged with and into Symbol and now Symbol is defending the case. Additionally, Nanopower Technologies, Inc. (“Nanopower”) filed suit against Matrics and us asserting, among other things, breach of an intellectual property license agreement, breach of a confidentiality agreement and misappropriation of trade secrets relating to a low voltage RFID tag startup technology. For more details on the Intermec litigation, the Nanopower litigation and other intellectual property litigation, see “Item 3. Legal Proceedings — Pending patent and trademark litigation.”

New safety regulations or changes in existing safety regulations related to our products may result in unanticipated costs or liabilities, which could have a materially adverse effect on our business, results of operations and future sales and could place additional burdens on the operations of our business.
      Radio emissions and the use of lasers are subject to regulation in the United States and in other countries in which we do business. In the United States, various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulation that concern the use of lasers and/or radio/electromagnetic emissions standards. Member countries of the European community have enacted standards concerning electrical and laser safety and electromagnetic compatibility and emissions standards.
      If any of our products becomes subject to new regulations or if any of our products becomes specifically regulated by additional government entities, compliance with such regulations could become more burdensome and there could be a material adverse effect on our business and our results of operations.
      In addition, our wireless communication products operate through the transmission of radio signals. Currently, operation of these products in specified frequency bands does not require licensing by regulatory authorities. Regulatory changes restricting the use of frequency bands or allocating available frequencies could become more burdensome and could have a material adverse effect on our business, results of operations and future sales.

Compliance with environmental matters and worker health and safety laws could be costly and noncompliance with these laws could have a material adverse effect on our results of operations, expenses and financial condition.
      Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. We could be subject to increased costs, fines, civil or criminal sanctions, third-party property damage or personal injury claims if we violate or become liable under environmental and/or worker health and safety laws.
      In January 2003, the European Union (“EU”) issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. EU governments were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with the directive, the “WEEE Legislation”), and certain producers are to be financially responsible under the WEEE Legislation beginning in August 2005. The EU has issued another directive that requires electrical and electronic equipment placed on the EU market after July  1, 2006 to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants. EU governments were required to enact and implement legislation that complies with this directive by August  13, 2004 (such legislation together with this directive, the “RoHS Legislation”). If we do not comply with these directives, we may suffer a loss of revenue, be unable to sell in certain markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Similar legislation could be enacted in other jurisdictions, including in the United States. Costs to comply with the WEEE Legislation, RoHS Legislation and/or similar future legislation, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations. We cannot assure you that the costs to comply with these new laws, or with current and future environmental and worker health and safety laws will not have a material adverse effect on our results of operation, expenses and financial condition.

If we are unable to recruit and retain key employees, this could affect our ability to successfully grow our business.
      In order to be successful, we must retain and motivate our executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts rely on hiring and retaining qualified engineers. Attracting and retaining skilled solutions providers in the IT support business and qualified sales representatives are also critical to our success. With the exception of Mr. Nuti, our President and Chief Executive Officer, none of our current employees has entered into an employment agreement with us and all such individuals are “at will” employees.
      Experienced management and technical, marketing and support personnel in the information technology industry are in high demand and competition for their talents is intense. The loss of, or the inability to recruit, key employees could have a material adverse effect on our business.

Covenants in our new credit facility may limit our ability to operate our business, which in turn could adversely affect our earnings and financial condition, and may limit our ability to take advantage of potential business opportunities as they arise.
      Our new credit facility contains covenants that restrict our ability to make distributions or other payments to our investors and creditors unless we satisfy certain financial tests or other criteria. We must also comply with certain specified financial ratios and tests. Our material U.S. subsidiaries are subject to similar restrictions which may restrict their ability to make certain distributions to us. Our new credit facility contains additional affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, limitations to entering into certain acquisitions, limitations on making capital expenditures, limitations on payment of dividends and limitations on repurchases of common stock under the employee stock purchase program. As of December 31, 2004, we were in compliance with the covenants under the new credit facility. All of these restrictions could affect our ability to operate our business, which in turn could adversely affect our earnings and financial condition, and may limit our ability to take advantage of potential business opportunities as they arise.
      If we do not comply with these covenants and restrictions, we could be in default under our new credit facility, and the debt incurred thereunder, together with accrued interest, could then be declared immediately due and payable. If we default under our new credit facility, the lenders could cause all of our outstanding debt obligations under our new credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness under such new credit facility or prevent us from making debt service payments on our other indebtedness. If we are unable to repay any borrowings when due, the lenders under our new credit facility could proceed against their collateral, which includes most of the assets we own. In addition, any default under our new credit facility could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions. If the indebtedness under our new credit facility and our other debt instruments is accelerated, we may not have sufficient assets to repay amounts due under our new credit facility or indebtedness under our other debt instruments. Our ability to comply with these provisions of the new credit facility may be affected by changes in the economic or business conditions or other events beyond our control. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Existing indebtedness.”

ACCESS TO INFORMATION
      Symbol’s Internet address is www.symbol.com. Through the Investor Relations section of our Internet website (http://www.symbol.com/investors), we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”), as well as any filings made pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Additionally, the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and our Corporate Governance Guidelines and Statement of Corporate Policy and Code of Conduct are available on the Investor Relations section of our Internet website. Copies are also available, without charge, from Symbol Investor Relations, One Symbol Plaza, Holtsville, New York 11742. Our Internet website and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K.
      You may also read and copy materials that we have filed with the Commission at the Commission’s Public Reference Room located at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the Public Reference Room. In addition, the Commission maintains as Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov.

Item 2.	Properties.
      The following table states the location, primary use and approximate size of all of our principal plants and facilities and the duration of our tenancy with respect to each facility.

Location	Principal Use	Size (square feet)	Tenancy/Ownership

One Symbol Plaza Holtsville, New York	World Headquarters	299,000	Owned

5400 George McVay Drive McAllen, Texas	Distribution Facility	334,000	Owned

Avenida Industrial Rio San Juan Mz-9-L-4, Parque Del Norte Reynosa, Tamaulipas Mexico	Manufacturing	296,000	Owned

116 Wilbur Place Bohemia, New York	Operations Offices, Labs	90,000	Owned

110 Wilbur Place Bohemia, New York	Manufacturing, Development Lab	30,000	Owned

6480 Via Del Oro, Valley Oak Technology Campus San Jose, California	Network Systems Engineering, Marketing	100,000	Leased: expires August 31, 2009

1220 Don Haskins Drive El Paso, Texas	Customer Service Center and Warehouse	62,907	Leased: expires December 31, 2007

Symbol Place, 100 Berkshire Place, Winnersh Triangle Winnersh, United Kingdom	EMEA Headquarters, Marketing and Administration and United Kingdom Headquarters	55,500	Leased: expires December 31, 2012

2814 Infonavit Casa Grandes, Cd. Juarez Chih, Mexico	Customer Service Center and Warehouse	51,300	Leased: expires March 31, 2005

Location	Principal Use	Size (square feet)		Tenancy/Ownership

Avenida Valle del Cedro #1310 Parque Industrial Intermex, Cd Juarez Chih, Mexico	New Facility	78,533		Leased: expires February 28, 2015
Technology Park Technicka 15, Brno 616 00 Czech Republic	Customer Service and Shared Financial Services	102,153		Leased: expires June 30, 2014

Palm Terrace 25541 Commercentre Drive Lake Forest, California	Sales, Customer Service and Marketing	42,090		Leased: expires December 31, 2008 (Option to vacate December 31, 2006)

300 Allegheny Drive Warrendale, Pennsylvania	Sales	67,540 (7,000 subleased	)	Leased: expires November 30, 2012

RMZ Ecospace Block 3B Outer Ring Road Bangalore, India	New Facility	82,000		Leased: expires October 13, 2009
      In addition to these principal locations, we lease other offices throughout the world, ranging in size from approximately 150 to 40,000 square feet.

Item 3.	Legal Proceedings.
      We are a party to lawsuits arising in the normal course of business. Litigation arising in the normal course of business, as well as the lawsuits and investigations described below, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings and government investigations are difficult to predict. Unless otherwise specified, Symbol is currently unable to estimate, with reasonable certainty, the possible loss, or range of loss, if any, for the lawsuits and investigations described herein. An unfavorable resolution to any of the lawsuits or investigations described below could have a material adverse effect on Symbol’s business, results of operations or financial condition.
Government investigations
      In May 2001, in response to an inquiry from the SEC, we retained a law firm to conduct an internal investigation into certain allegations concerning our accounting practices, focusing on specific transactions with two of our customers but also including a limited review of other large transactions. The law firm retained an accounting firm to assist it in the investigation. We subsequently discovered that this investigation was hindered by certain of our former employees. As a result of actions by these former employees, the SEC expressed dissatisfaction with the investigation.
      In March 2002, we retained a second law firm to conduct a wide-ranging internal investigation into our accounting practices. The investigation was conducted over a period of approximately eighteen months with the assistance of an outside forensic accounting team. The SEC and the Eastern District commenced separate but related investigations relating to our accounting practices.
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
      In addition, the internal investigation uncovered efforts by certain then employees, including certain members of then management, to impede both the initial and second internal investigations. The employees responsible for directing such conduct resigned or were terminated.
      The investigation found that, in addition to the specific items of misconduct giving rise to the need for the restatement, there was a failure by our former management to establish an appropriate control environment, and there were significant failures in our internal controls and procedures resulting from numerous causes, including inadequate hiring of qualified and experienced personnel, insufficient training and supervision of personnel, a decentralized accounting structure for operations in the United States and inadequate systems and systems interfaces. The investigation also found instances in which some members of former management and sales and finance-related employees devoted insufficient attention and resources to ensuring accurate accounting and financial reporting. As the guilty pleas of three former senior members of our finance group illustrate, there were also instances in which such activity rose to the level of criminal misconduct. All of the members of senior management who were primarily responsible for the errors and irregularities underlying the restatement either have been terminated from employment at Symbol as part of the internal investigation or have left Symbol, including Tomo Razmilovic, one of our former Presidents, Chief Executive Officers and directors, and Kenneth Jaeggi, our former Senior Vice President and Chief Financial Officer. We assembled a new management team and appointed new board members beginning in mid-2002.
      In November 2002, we announced the unaudited, preliminary expected magnitude of the anticipated restatement of our financial statements, and updated that information on several occasions over the subsequent eleven months. Accordingly, the selected financial data for 1998, 1999, 2000 and 2001, financial statements for the years ended December 31, 2000 and 2001, and unaudited selected quarterly information for each of the four quarters of 2001 and the first three quarters of 2002 were restated in our 2002 Annual Report on Form 10-K/ A.
      In connection with our accounting practices various class action lawsuits were filed against us and certain of our former management and our former board of directors in March 2002, March 2003 and May 2003. For more information see “— Securities litigation matters.”
      On June 3, 2004, we announced that we resolved the investigation by the Eastern District relating to our past accounting practices by entering into a non-prosecution agreement with the Eastern District. As a result of this non-prosecution agreement, no criminal complaint will be filed against us. In addition, on June 3, 2004, we announced an agreement with the SEC to resolve allegations against us relating to our past accounting practices that were under investigation by the SEC. Pursuant to the agreements with the Eastern District and the SEC, we have paid a total of $37 million in cash to a restitution fund for members of the class consisting of purchasers of our common stock from February 15, 2000 to October 17, 2002, and $3 million to the United States Postal Inspection Service Consumer Fraud Fund. In addition to these payments, the non-prosecution agreement included an acknowledgement by us that between 1999 and 2002, as a result of the actions of certain of our former employees, we (a) violated federal criminal law in connection with accounting practices involving improper sales transactions, unsupported and fictitious accounting entries and the manipulation of our accounting reserves and expenses; and (b) filed and caused to be filed materially false and misleading financial statements and other documents with the SEC. As part of the non-prosecution agreement, we agreed to continue our cooperation with the Eastern District and the SEC, and to implement remedial measures, including, but not limited to, retaining an independent, government-approved examiner to review our internal controls, financial reporting practices and our compliance with the settlement agreements and establishing and maintaining an annual training and education program designed to diminish the possibility of future violations of the federal securities laws. If we violate the agreement with the Eastern District or the injunction with the SEC or commit or attempt to commit other violations, such as accounting offenses that were not the subject of the investigations, we will be subject to federal criminal charges. Pursuant to the non-prosecution agreement we have waived certain defenses that may have otherwise been available to us in the event of a federal criminal charge, including the statute of limitations, and will be subject to prosecution for any offense, including any offense related to our past accounting practices. In addition, in the event of a violation of the agreement and a federal criminal charge, statements that were made by or on behalf of us to the Eastern District, SEC and the Postal Inspection Service, including the acknowledgments of responsibility described above, will be deemed admissible in evidence and certain evidentiary rules will not be available to us. Pursuant to the agreement with the SEC, the SEC filed, and the court has approved, a Final Consent Judgment in the Eastern District of New York providing for injunctive relief, enjoining us from further violations of the antifraud, reporting, books and records and internal control provisions of the federal securities laws, and a civil penalty in the amount of $37 million, as described above. We paid both the $37 million and the $3 million to the United States Postal Inspection Service Consumer Fraud Fund prior to June 30, 2004.
      On October 26, 2004, the Company issued a press release announcing its financial results for the third quarter 2004. On November 8, 2004, the Company issued a second press release, revising certain of the previously reported numbers. The revised numbers included a reduction of approximately $13.6 million in revenue for the nine months ending September 30, 2004, as compared to the results previously reported in the press release of October 26, 2004. The November 8, 2004 press release stated that the Company had discovered certain discrepancies in the amount of inventory at a distributor as well as inventory on hand that affected its previously-announced results. On November  15, 2004, the Company filed its Form 10-Q for the third quarter of 2004.
      The non-prosecution agreement between the Company and the United States Attorney’s Office for the Eastern District of New York, described previously, provides that should the Company violate the agreement or commit a crime in the future, the Company would be subject to prosecution for any offense, including any offense related to the Company’s past accounting practices. The Company has retained outside counsel to investigate the facts and circumstances surrounding the erroneous numbers included in the October 26, 2004 press release. The Company has been cooperating with the informal requests made by the Eastern District and by the SEC regarding this matter, including whether Symbol has complied with the injunction entered into in connection with its June 2004 settlement with the SEC and non-prosecution agreement with the Eastern District. There can be no assurance that these events will not give rise to an enforcement action or other proceeding brought by the Eastern District or the SEC.
Securities litigation matters
      On June 3, 2004, we announced our settlement of the Pinkowitz, Hoyle and Salerno class action lawsuits, which are described below. Under the settlement, we agreed to pay to the class members an aggregate of $1.75 million in cash and an aggregate number of shares of common stock having a market value of $96.25 million, subject to a minimum and maximum number of shares based upon the volume-weighted moving average trading price of our common stock for the five day period immediately prior to our payment of the common stock to the class (“Determined Price”). If the Determined Price is greater than $16.41 per share, then we will issue 5,865.3 shares of our common stock to the class. If the Determined Price is between $16.41 per share and $11.49 per share, then we will issue to the class the number of shares of common stock equal to a market value of $96.25 million divided by the Determined Price. If the Determined Price is less than $11.49 per share, we will issue 8,376.8 shares of our common stock to the class. The settlement also provides that we have the right to pay up to an additional $6.0 million in cash to reduce the number of shares of our common stock that we are required to deliver in an amount equal to the amount of additional cash divided by the Determined Price. If (i) there occurs any event that would lead to the de-listing of our common stock or our board of directors recommends the approval of a tender offer or the purchase of a majority of our common stock or (ii) the Determined Price is less than $11.90 per share, then the lead counsel for the plaintiffs can require us to place into escrow the number of shares that would otherwise be payable to the class and would have the right to sell all or any portion of the escrowed shares and invest such proceeds until distribution to the class. If we do not deliver our common stock as required by the settlement agreement within the ten days of such requirement, the lead counsel for the plaintiffs may terminate the settlement agreement. The court held a fairness hearing regarding the settlement on October 4, 2004 and approved the fairness of the settlement by an order entered on October 20, 2004. On November 17, 2004, we delivered 586,500 shares, or 10% of the settlement amount (at $16.41 per share), as satisfaction of the plaintiffs’ attorneys’ fees, pursuant to the court’s order. We expect to deliver the balance of the shares required to be issued under the settlement of 5,278.8 shares in the first half of 2005. As of December 31, 2004, the Company has reflected $86.625 million as accrued litigation costs in its current liabilities. For every $1.00 per share above $16.41 per share on the date the shares are issued, an additional non-cash litigation charge of approximately $5.3 million (pre-tax) and $3.2 million (after-tax) will be required to be recorded in our statements of operations in 2005.
      In addition to the payments described above, the $37 million civil penalty imposed by the SEC, which we have already paid, will be distributed to the class. Also, as part of the settlement, Dr. Jerome Swartz, our co-founder and former chairman, has paid $4 million in cash to the class to settle the claims against him in the Pinkowitz and Hoyle class action lawsuits.

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
      The Hoyle and Salerno complaints were brought on behalf of a class of former shareholders of Telxon Corporation (“Telxon”) who obtained our common stock in exchange for their Telxon stock in connection with our acquisition of Telxon in November 2000. The complaint alleges that the defendants violated the federal securities laws by issuing a Registration Statement and Joint Proxy Statement/ Prospectus in connection with the Telxon acquisition that contained materially false and misleading statements that had the effect of artificially inflating the market price of our securities. These cases are subject to the settlement agreement described above.
Smart Media litigation

Telxon v. Smart Media of Delaware, Inc.
      On December 1, 1998, Telxon filed suit against Smart Media of Delaware, Inc. (“SMI”) in the Court of Common Pleas for Summit County, Ohio in a case seeking a declaratory judgment that Telxon did not contract to develop SMI’s products or invest approximately $3 million in SMI’s business and that it did not fraudulently induce SMI to refrain from engaging in business with others or interfere with SMI’s business relationships. On March 12, 1999, SMI filed its answer and counterclaim denying Telxon’s allegations and alleging counterclaims against Telxon for negligent misrepresentation, estoppel, tortious interference with business relationship and intentional misrepresentation and seeking approximately $10 million in compensatory damages, punitive damages, fees and costs. In addition, William Dupre, an individual employed by SMI at that time, asserted similar counterclaims against Telxon. In November 2000, Symbol acquired Telxon with these claims still pending.

      On September 17, 2003, the jury awarded approximately $218 million in damages against Telxon, of which approximately $6 million was awarded to Mr. Dupre. The court denied Telxon’s motions for judgment in its favor notwithstanding the verdict, for a new trial and for a reduction in the amount of the jury verdicts. On May 6, 2004, the court entered judgment against Telxon for approximately $218 million in damages, plus statutory interest from the date of the verdicts and granted a motion to add Symbol as a counterclaim defendant with respect to the counterclaims asserted by Mr. Dupre. Prior to these court rulings, SMI withdrew its motion to add Symbol as a counterclaim defendant with respect to the counterclaims asserted by SMI. We and Telxon have filed notices of appeal of these rulings and the related verdicts. Symbol and Telxon have deposited approximately $50 million into an interest-bearing court escrow account to stay execution of the judgment against both Symbol and Telxon pending resolution of the appeal. Symbol and Telxon have filed their opening briefs on appeal. SMI and Mr. Dupre filed their responsive briefs on January  31, 2005 and Symbol and Telxon are due to respond on or before March 15, 2005.
      Our available cash, including cash available under our existing lines of credit, may not be sufficient to pay jury verdicts of this size and we would need to obtain additional financing in order to pay the judgment entered against Telxon in this matter. In addition, we currently have not recorded any liability in our consolidated financial statements with respect to the jury verdicts and the judgment entered as we believe that, in accordance with the relevant guidance set forth in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” an unfavorable outcome of this litigation is not probable at this time. However, there can be no assurance that we will not be found to be ultimately liable for the full amount of the judgment, plus statutory interest from the date of the verdicts. In the event we are found liable, and the judgment is not paid, we would be in violation of the terms of our new credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Existing indebtedness.”
Pending patent and trademark litigation

Metrologic Instruments, Inc. v. Symbol Technologies, Inc.
      On June 19, 2003, Metrologic Instruments, Inc. (“Metrologic”) filed a complaint against us in the United States District Court, District of New Jersey, alleging patent infringement and breach of contract, and seeking monetary damages of $2.3 million (as of March 31, 2004) and termination of the cross-licensing agreement between the parties. We answered the complaint and asserted counterclaims for declaratory judgments of invalidity and noninfringement of Metrologic’s patents and for non-breach of the cross-licensing agreement. We intend to defend the case vigorously on the merits.

Symbol Technologies, Inc. et al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnership
      On July 21, 1999, we and six other members of the Automatic Identification and Data Capture industry (“Auto ID Companies”) jointly initiated a lawsuit against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (“Lemelson Partnership”). The suit was commenced in the United States District Court, District of Nevada in Reno, Nevada, but was subsequently transferred to the federal court in Las Vegas, Nevada. In the litigation, the Auto ID Companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed.
      The Lemelson Partnership has contacted many of the Auto ID Companies’ customers demanding a one-time license fee for certain so-called “bar code” patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. We have received many requests from our customers asking that we undertake the defense of these claims using our knowledge of the technology at issue, and the other Auto ID Companies have received similar requests. Certain of our customers have requested indemnification against the Lemelson Partnership’s claims from us, and certain customers of the other Auto ID Companies have requested similar indemnification from them, individually and/or collectively with other equipment suppliers. We believe that generally we have no obligation to indemnify our customers against these claims and that the patents being asserted by the Lemelson Partnership against our customers with respect to bar code equipment are invalid, unenforceable and not infringed.
      On January 23, 2004, the court concluded that Lemelson’s patent claims are unenforceable under the equitable doctrine of prosecution laches; that the asserted patent claims as construed by the court are not infringed by us because use of the accused products does not satisfy one or more of the limitations of each and every asserted claim; and that the claims are invalid for lack of enablement even if construed in the manner urged by Lemelson. The court entered its judgment in favor of Symbol and the other Auto ID Companies on January 23, 2004. The Lemelson Partnership filed several post-trial motions all of which were denied by the court. The Lemelson Partnership filed a notice of appeal on June 23, 2004. Briefs on appeal have been filed by the parties.

Intermec IP Corp. v. Matrics, Inc.
      On June 7, 2004, Intermec IP Corp. (“Intermec”) filed suit against Matrics in the Federal District Court in Delaware asserting infringement of four patents owned by Intermec relating to RFID readers and RFID tags. The complaint against Matrics seeks payment of a “reasonable royalty” as well as an injunction against Matrics from infringing such patents. On September 9, 2004, Symbol consummated the acquisition of Matrics. Matrics was merged into Symbol on October 29, 2004, and accordingly, Symbol is defending the case vigorously on the merits.

Nanopower Technologies, Inc. v. Symbol Technologies, Inc. and Matrics Technology Systems, Inc.
      On August 11, 2004, Nanopower Technologies, Inc. (“Nanopower”), a California corporation, filed a civil suit against Matrics and Symbol in state court in California. The suit alleges that Matrics breached a consulting agreement, confidentiality agreement and intellectual property licensing agreement pertaining to certain ultra low voltage RFID tag start-up technology to which Nanopower claims ownership and that the defendants violated California state law relating to the protection of trade secrets. The suit also named Symbol as a defendant because of Symbol’s announced intention to purchase Matrics. Nanopower alleges that Symbol (i) has improperly received disclosure of Nanopower’s confidential information, (ii) has, or will, misappropriate Nanopower’s trade secrets as a consequence of the acquisition of Matrics and (iii) will benefit from the alleged breaches of the intellectual property licensing and consulting agreements. On September 9, 2004, Symbol consummated the acquisition of Matrics. Matrics was merged into Symbol on October 29, 2004, and accordingly, Symbol is defending the case vigorously on the merits.
      Matrics’ agreements with Nanopower provide for mandatory arbitration of these disputes in Washington, DC and contain an exclusive venue clause requiring any effort to obtain injunctive relief to be filed in Maryland. The state court complaint was removed to federal court and Matrics has filed a motion to transfer the suit to Maryland in anticipation of a subsequent stay pending arbitration. On October 1, 2004, before the Court heard Matrics’ motion, Nanopower agreed to and the parties filed a stipulation to stay the case pending mediation, and if necessary, arbitration.
Other litigation

Barcode Systems, Inc. v. Symbol Technologies Canada, Inc. and Symbol Technologies, Inc.
      On March 19, 2003, Barcode Systems, Inc. (“BSI”) filed an amended statement of claim in the Court of Queen’s Bench in Winnipeg, Canada, naming Symbol Technologies Canada, Inc. and Symbol as defendants. BSI alleges that we deliberately, maliciously and willfully breached our agreement with BSI under which BSI purported to have the right to sell our products in western Canada and to supply Symbol’s support operations for western Canada. BSI has claimed damages in an unspecified amount, punitive damages and special damages.
      Symbol denies BSI’s allegations and claims that it properly terminated any agreements between BSI and Symbol. Additionally, Symbol filed a counterclaim against BSI alleging trademark infringement, depreciation of the value of the goodwill attached to Symbol’s trademark and damages in the sum of Canadian $1.3 million, representing the unpaid balance of products sold by Symbol to BSI. Discovery in the matter is ongoing.
      On October 30, 2003, BSI filed an Application For Leave with the Canadian Competition Tribunal (“Tribunal”). BSI is seeking an Order from the Tribunal that would require us to accept BSI as a customer on the “usual trade terms” as they existed prior to the termination of their agreement in April 2003. The Tribunal granted leave for BSI to proceed with its claim against us on January  15, 2004. We filed an appeal of the Tribunal’s decision before the Federal Court of Appeals on January 26, 2004, and a brief in support of the appeal on April 22, 2004. On October 7, 2004, the Federal Court of Appeals dismissed Symbol’s appeal, allowing BSI to make its application before the Tribunal against Symbol.
      On November 17, 2003, BSI filed an additional lawsuit in British Columbia, Canada against us and a number of our distributors alleging that we refused to sell products to BSI, conspired with the other defendants to do the same and used confidential information to interfere with BSI’s business. We intend to defend against these claims vigorously.

Lic. Olegario Cavazos Cantu, on behalf of Maria Leonor Cepeda Zapata vs. Symbol de Mexico, Sociedad de R.L. de C.V.
      Lic. Olegario Cavazos Cantu, on behalf of Maria Leonor Cepeda Zapata filed a lawsuit against Symbol de Mexico, Sociedad de R.L. de C.V. (“Symbol Mexico”) in October 2003 to reclaim property on which our Reynosa facility is located. The lawsuit was filed before the First Civil Judge of First Instance, 5th Judicial District, in Reynosa, Tamaulipas, Mexico. The First Civil Judge ordered the recording of a lis pendens with respect to this litigation before the Public Register of Property in Cd. Victoria, Tamaulipas.
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
      Symbol Mexico acquired title to the lots in the Parque Industrial Reynosa from Edificadora Jarachina, S.A. de C.V. pursuant to a deed instrument. An Owner’s Policy of Title Insurance was issued by Stewart Title Guaranty Company in connection with the above-mentioned transaction in the amount of $13.4 million. A Notice of Claim and Request for Defense of Litigation was duly delivered on behalf of Symbol to Stewart Title Guaranty Company on November 4, 2003.
      In late November 2004, the First Level Civil Judge entered a final judgment in this matter for Symbol. In his decision, the judge held that, while the plaintiff had established she had title to a tract of land, she failed to establish that her parcel is the property on which Symbol’s Reynosa manufacturing facility is located. The judge further held that, based on the plaintiff’s complaint, it was not possible to identify the location of the property to which plaintiff claims title.
      The plaintiff has appealed the judgment to the Court of Second Instance.

Bruck Technologies Handels GmbH European Commission Complaint
      In February 2004, we became aware of a notice from the European Competition Commission (“EC”) of a complaint lodged with it by Bruck Technologies Handels GmbH (“Bruck”) that certain provisions of the Symbol PartnerSelecttm program violate Article 81 of the EC Treaty. Bruck has asked the EC to impose unspecified sanctions. We have provided all information initially requested by the EC and will respond to any additional inquiries. No action has been taken and the matter is pending. We intend to defend against these claims vigorously.

Securities litigation matters in which Symbol has been realigned as plaintiff

Bildstein v. Symbol Technologies, Inc., et al.
      On April 29, 2003, a shareholder derivative lawsuit was filed in the United States District Court for the Eastern District of New York against certain members of our former management and board of directors and against Symbol as a nominal defendant. The plaintiff alleges that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and common and state law by authorizing the distribution of proxy statements in 2000, 2001 and 2002. Plaintiff sought the cancellation of all affirmative votes at the annual meetings for 2000, 2001 and 2002, the cancellation of all awards under the option plans approved pursuant to those proxy statements, an injunction preventing the implementation of those option plans and all awards thereunder and an accounting by the defendants for all injuries and damages suffered by Symbol, plus all costs and expenses, including but not limited to attorneys’ fees, incurred in connection with the action.
      In September 2004, the court approved a settlement that Symbol reached with the plaintiff. As part of the settlement, Symbol and the plaintiffs agreed to a stipulation pursuant to which Symbol was realigned as plaintiff, and the action dismissed without prejudice so as to permit Symbol to pursue the claims asserted in this case and in the Gold litigation described below. As part of the stipulation, Symbol agreed to pay and has since paid $120,000 to Bildstein’s counsel for services rendered in the case.

Gold v. Symbol Technologies, Inc., et al.
      On December 18, 2003, a derivative action lawsuit was filed in the Court of Chancery of the State of Delaware against Symbol and certain of our former senior management. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements from January 1, 1998 through December 31, 2002 that had the effect of artificially inflating the market price of Symbol’s securities and that the defendants (1) failed to properly oversee or implement policies, procedures and rules to ensure compliance with federal and state laws requiring the dissemination of accurate financial statements, which ultimately caused Symbol to be sued for, and exposed to liability for, violations of the anti-fraud provisions of the federal securities laws, (2) engaged in insider trading in Symbol’s common stock, (3) wasted corporate assets and (4) improperly awarded a severance of approximately $13 million to Tomo Razmilovic, one of our former Presidents and Chief Executive Officers. Plaintiff sought to recover incentive-based compensation paid to certain of our former senior management in reliance on materially inflated financial statements and to impose a trust to recover cash and other valuable assets received by the former senior management defendants and former Symbol board members.
      On July 27, 2004, the court approved a settlement that Symbol reached with the plaintiff. The settlement calls for the lawsuit to continue as direct litigation by Symbol on its own behalf against the defendants. As part of the settlement, the plaintiff consents to entry of Symbol’s proposed order under which Symbol will now be the plaintiff in the case. Symbol plans to continue to pursue this lawsuit vigorously and, as part of the settlement, has agreed to pay $185,000 to cover the reasonable legal fees of the plaintiff’s lawyers.
      On October 28, 2004, Symbol filed its amended complaint in the action, naming Mr. Razmilovic as the defendant. By Order dated November 9, 2004, the Court stayed the action against Mr. Razmilovic pending the resolution of the Government’s criminal case against Mr. Razmilovic’s co-defendants. In addition, on November 9, 2004, Symbol filed a complaint in the United States District Court, Eastern District of New York against certain other former officers and employees in connection with their past employment at Symbol and the facts and circumstances that led to the Company’s restatement. On November 19, 2004, the Court issued a stay, pending the resolution of the government’s criminal action against the defendants.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2004.

Item 4A.	Executive Officers of the Registrant.
      The following table sets forth the names, positions and offices held by Symbol’s executive officers as of December 31, 2004 and their ages as of the date of this report:

Name	Age	Position

William R. Nuti	41	President, Chief Executive Officer and Director
Todd A. Abbott	45	Senior Vice President — Worldwide Operations
John G. Bruno	40	Senior Vice President — Corporate Development
Carole M. DeMayo[1]	48	Senior Vice President — Global Human Resources
Mark T. Greenquist	46	Senior Vice President — Finance and Chief Financial Officer
Todd G. Hewlin	38	Senior Vice President — Global Products Group
Peter M. Lieb	49	Senior Vice President, General Counsel and Secretary
Arthur J. O’Donnell	58	Senior Vice President — Global Services Division and Chief Quality Officer
James M. Conboy	39	Vice President, Controller and Chief Accounting Officer

(1) Resignation effective February 15, 2005.
      Mr. Nuti was appointed President, Chief Executive Officer and director in December 2003. Prior to Mr. Nuti’s appointment as Chief Executive Officer, he served as President and Chief Operating Officer from July 2002 through December 2003. Mr. Nuti joined Symbol from Cisco Systems, Inc., where he was Senior Vice President of U.S. Theatre and Worldwide Service Provider Operations, responsible for Cisco’s field operations, systems engineering, professional services and marketing for the global service provider arena. In his 10-year career at Cisco, Mr. Nuti served as President of EMEA operations, Senior Vice President for Worldwide Service Provider operations, Vice President for Cisco Asia Pacific Region and in various sales management positions.
      Mr. Abbott has served as our Senior Vice President — Worldwide Operations since April 2004. Prior to Mr. Abbott’s appointment as Senior Vice President — Worldwide Operations, he served Symbol as our Senior Vice President — Worldwide Sales from November 2002 and to April 2004. Mr. Abbott joined Symbol from Cisco Systems, Inc., where he was most recently Group Vice President of Cisco EMEA Service Provider Sales, a position he held for three years. Prior to that, Mr. Abbott served as Cisco’s Vice President of Asian operations for 18 months and for 18 months prior to that he served as Cisco’s Operations Director for Southeast Asia.
      Mr. Bruno serves as our Senior Vice President — Corporate Development. Mr. Bruno joined Symbol as its Senior Vice President — Business Development and Chief Information Officer in November 2002 from Cisco Systems, Inc. At Cisco Systems, Inc. he served as Vice President of Technology Marketing and Vice President of Information Technology from June 2000 to November 2002. Prior to that, Mr. Bruno served as Executive Director of Information Technology for Bristol-Myers Squibb, Inc. from September 1998 to June 2000 and as Director of Information Technology at United Parcel Service from August 1990 to September 1998.
      Ms. DeMayo worked in various human resource positions at Symbol for over eight years, and served as Symbol’s Senior Vice President — Global Human Resources from July 2001 to February 2005.
      Mr. Greenquist joined Symbol as its Senior Vice President — Finance and Chief Financial Officer in February 2003 from Agere Systems, Inc., where he was Executive Vice President and Chief Financial Officer from January 2001 to January 2003, responsible for executive management and the oversight of its financial operations. Before joining Agere Systems, Mr. Greenquist was based in Zurich, Switzerland, with General

Motors Europe as Vice President of Finance and Chief Financial Officer. In 1986, he joined the New York General Motors finance organization and held a number of positions in GM’s New York Treasurer’s Office, including corporate finance, capital markets, foreign exchange and commodity hedging and investor relations.
      Mr. Hewlin joined Symbol as its Senior Vice President — Global Products Group in June 2003 from The Chasm Group, LLC where he served as a Managing Director since May 2001. Prior to joining The Chasm Group, LLC he was a Managing Director at Internet Capital Group from July 1999 to May 2001 and before that he was a partner at McKinsey & Co., where he served as co-head of its Global Electronic Commerce Practice.
      Mr. Lieb joined Symbol as its Senior Vice President, General Counsel and Secretary in October 2003 from International Paper Company, where he served in various senior legal positions including Deputy General Counsel and Chief Counsel for litigation from September 1997 to October 2003. Prior to his tenure at International Paper Company, Mr. Lieb was Assistant General Counsel for GTE Service Corporation, a litigation partner at Jones, Day, Reavis & Pogue and served as an Assistant United States Attorney for the Southern District of New York. Early in his legal career, Mr. Lieb served as a law clerk to U.S. Supreme Court Chief Justice Warren Burger.
      Mr. O’Donnell serves as our Senior Vice President — Global Services Division and Chief Quality Officer. Mr. O’Donnell joined Symbol in July 2003 from Solectron Global Services, where he had served for the previous three years as President and Chief Operating Officer of the Solectron Americas Global Services organization. Prior to that, Mr. O’Donnell was Vice President of Services at GTECH Holdings Corporation from 1998 to 2000 and held positions in operations and functional and managerial roles in services, manufacturing and engineering at Digital Equipment Corporation and Compaq Computer Corp. over a 25-year period.
      Mr. Conboy joined Symbol as its Vice President, Controller and Chief Accounting Officer in February 2004 from D.P. Healy CPA, P.C., a forensic accounting firm, where he was a director from January 2003 to February 2004. Since March 2003, Mr. Conboy assisted Symbol, in the capacity as a consultant, in various accounting matters related to the restatement of our previously issued financial statements. From January 2000 to December 2002, Mr. Conboy held positions at AT&T Corp. as Financial V.P. — Internal Auditing and Corporate Security and Assistant Corporate Controller. Before joining AT&T Corp., Mr. Conboy was based in Zurich, Switzerland with General Motors Europe as Chief Accounting Officer from June 1998 to December 1999.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price range of common stock
      Our common stock is listed on the New York Stock Exchange under the trading symbol “SBL”. The following tables set forth, for each quarter period of the last two years and for the first quarter of 2005 through March 9, 2005, the high and low sales prices as reported by the New York Stock Exchange and the dividend payments declared by the Board of Directors and paid by Symbol.

	High	Low

Year ended December 31, 2003:
First Quarter	$10.95	$8.01
Second Quarter	14.93	8.62
Third Quarter	14.88	11.54
Fourth Quarter	17.70	11.94
Year ended December 31, 2004:
First Quarter	19.37	11.89
Second Quarter	15.89	11.30
Third Quarter	14.75	11.55
Fourth Quarter	17.50	12.59
Year ended December 31, 2005:
First Quarter (through March 9, 2005)	19.12	15.29
      On March 9, 2005, the closing price of Symbol’s common stock was $15.80. As of March 9, 2005, there were 1,622 holders of record of Symbol’s common stock, which did not include beneficial owners of shares registered in nominee or street name.
Dividend policy
      The following table sets forth the dividend payments declared by the board of directors and paid by Symbol with respect to the periods indicated:

Dividend

Year ended December 31, 2003:
First Quarter	$—
Second Quarter	.01
Third Quarter	.01
Fourth Quarter	—
Year ended December 31, 2004:
First Quarter	.01
Second Quarter	—
Third Quarter	.01
Fourth Quarter	—
Year ended December 31, 2005
First Quarter (through March 9, 2005)	—
      Payment of future dividends is subject to approval by our board of directors. Recurrent declaration of dividends will be dependent on our future earnings, capital requirements and financial condition. The terms of our new credit facility may also restrict us from paying cash dividends on our common stock under some circumstances. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Existing Indebtedeness.”

Item 6.	Selected Financial Data.
      The following table sets forth selected consolidated financial information of Symbol for each of the years in the five-year period ended December 31, 2004. These tables should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2000	2001	2002(1)	2003	2004

	(In thousands, except per share)
Revenue:
Product	$1,005,787	$1,206,176	$1,103,070	$1,223,853	$1,433,671
Services	207,476	281,280	298,547	306,425	298,452

Total Revenue	1,213,263	1,487,456	1,401,617	1,530,278	1,732,123
Cost of Revenue:
Product cost of revenue	658,149	826,766	693,980	635,103	709,967
Services cost of revenue	162,709	219,310	219,985	219,926	213,118

Total cost of revenue	820,858	1,046,076	913,965	855,029	923,085

Gross profit	392,405	441,380	487,652	675,249	809,038

Operating Expenses:
Engineering	127,740	149,523	142,602	156,328	167,543
Selling, general and administrative	326,117	329,044	343,971	421,132	502,331
Stock-based compensation expense/(recovery)	9,402	(92,760)	(68,084)	17,087	2,234
Provision/(recovery) for legal settlements	—	—	98,300	72,000	(21,400)
Restructuring and impairment charges	4,761	10,218	2,590	1,181	5,170
In-process research and development	87,600	—	—	—	12,800
Merger integration charges	6,785	9,238	—	—	—
Amortization of goodwill	6,347	14,823	—	—	—

Total operating expenses	568,752	420,086	519,379	667,728	668,678

Earnings/(loss) from operations	(176,347)	21,294	(31,727)	7,521	140,360

Other (Expense)/ Income:
Interest income	4,484	2,876	2,322	2,969	3,507
Interest expense	(19,405)	(22,145)	(16,801)	(10,590)	(20,032)
Impairment of investments	—	(23,757)	(32,200)	(3,550)	—
Other income (expense), net	—	4,177	16,676	7,551	(66)

	(14,921)	(38,849)	(30,003)	(3,620)	(16,591)

Earnings/(loss) before income taxes	(191,268)	(17,555)	(61,730)	3,901	123,769
Provision for/(benefit from) income taxes	(53,602)	214	(16,815)	606	41,922

Net earnings/(loss)	$(137,666)	$(17,769)	$(44,915)	$3,295	$81,847

Earnings/(Loss) Per Share:
Basic	$(0.67)	$(0.08)	$(0.20)	$0.01	$0.34
Diluted	$(0.67)	$(0.08)	$(0.20)	$0.01	$0.33
Weighted Average Number of Common Shares Outstanding:
Basic	206,347	227,173	229,593	230,710	242,469
Diluted	206,347	227,173	229,593	236,449	246,166

	December 31,	December 31,	December 31,	December 31,	December 31,
	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$52,624	$70,365	$76,121	$150,017	$217,641
Total assets	2,009,041	1,705,371	1,572,195	1,646,518	1,930,369
Long-term debt, less current portion	201,144	220,521	135,614	99,012	176,087
Total stockholders’ equity	1,092,588	999,115	887,739	920,598	1,072,519
Cash dividends per share(2)	$0.0144	$0.0167	$0.02	$0.02	$0.02

(1)	Symbol changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

(2)	Adjusted to reflect three-for-two stock splits that became effective on April 16, 2001, April 5, 2000 and June 14, 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar amounts in thousands, except per share data)
Forward-Looking Statements
      This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our future business, results of operations, liquidity and operating or financial performance or results. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These and other important risk factors are included under the caption “Risk Factors” beginning on page 22 of this report. In light of the uncertainty inherent in such forward-looking statements, you should not consider the inclusion of such forward-looking statements to be a representation that such forward-looking events or outcomes will occur.
      Because the information herein is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future performance. Actual results and performance may differ from our current projections, estimates and expectations, and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity or prospects. Additionally, we are not obligated to make public indication of changes in our forward-looking statements unless required under applicable disclosure rules and regulations.
Overview
      We are a recognized worldwide leader in enterprise mobility, delivering products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, mobile computing platforms, wireless infrastructure, mobility software and services programs under the Symbol Enterprise Mobility Services brand. Our goal is to be one of the world’s preeminent suppliers of mission-critical mobile computing solutions to both business and industrial users. For the year ended December 31, 2004, we generated $1,732,123 of revenue.
      Symbol manufactures products and provides services to capture, move and manage data using five core technologies: bar code reading and image recognition, mobile computing, wireless networking systems, RFID and mobility software applications. Our products and services are sold to a broad and diverse base of customers on a worldwide basis and in diverse markets such as retail, transportation, parcel and postal delivery services, warehousing and distribution, manufacturing, healthcare, hospitality, security, education and government. We do not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.
      We operate in two reportable business segments: (1) the design, manufacture and marketing of advanced data capture, mobile computing, wireless infrastructure, RFID and mobility software (“Product Segment”) and (2) the servicing of, customer support for and professional services related to these systems (“Services Segment”). Each of our operating segments uses its core competencies to provide building blocks for mobile computing solutions.
      We are focused on delivering to our customers our enterprise mobility products, solutions and services, which are designed to increase cost-effectiveness, enhance efficiency and promote faster execution of critical business processes. We have been focused on the following objectives which are continuing in 2005:

•	Expanding our position in enterprise mobility products and solutions. We believe our ability to deliver innovative, end-to-end enterprise mobility systems gives us a competitive advantage. Accordingly, we plan to continue to invest in product developments. In September 2004, we made a significant strategic acquisition of Matrics, and during 2004, we entered into alliances to expand our capabilities in enterprise mobility solutions with such companies as AT&T Wireless and Nextel.

•	Continuing to improve and streamline our operations. Over the past two years, we have restructured and reorganized our major business functions to improve and streamline our business processes. As part of our restructurings, we have combined our product marketing, research and development and product engineering teams into a single Global Products Group, moving from a product focus to a customer-and market-centric focus and have embarked on a program to enhance our core product lines, which is substantially complete. In addition, we have taken significant steps to improve our manufacturing efficiencies by moving the majority of our manufacturing to lower cost, company-owned and contract production facilities outside the United States. In addition to increasing volumes, these steps have helped lower our product cost of revenue as a percentage of product revenue to 49.5% for the year ended December 31, 2004 as compared to 51.9% for the 2003 fiscal year and 62.9% for the 2002 fiscal year. We plan to continue to work to improve and streamline our business processes.

•	Building upon our strong foundation of intellectual property. We have and intend to continue to invest in research and development to enable us to continue to offer high quality, differentiated and cost-effective products to our customers. We have expended approximately $125,100 for research and development during the year ended December 31, 2004.

•	Rationalizing product lines and pursuing platform-based products. We believe that pursuing high value-added, platform based products allow us to increase our sales and margins. For example, on March 31, 2003, we offered 17,012 active product configurations, which we reduced to 5,034 as of December 31, 2004. We believe this trend will continue as we further rationalize our product lines and pursue platform based products.
      Management continuously evaluates its financial condition and operational performance by monitoring key performance measures such as revenue growth, gross profit and gross profit percent, operating income and margin, cash flow from operations, days sales outstanding and inventory turns.
      In addition to these financial and operational measures, management has established certain other key measures to evaluate its future business performance, such as product bookings and product backlog as well as product sales through its indirect channel from both value added resellers (“VARs”) and distributors, and original equipment manufacturers (“OEMs”). In addition, management has a strong focus on its customer satisfaction ratings in its service business.
      By evaluating our product bookings, we are able to gain visibility into the momentum of our expected future sales volumes. This evaluation helps us to identify areas where we may need to adjust our sales and marketing efforts and inventory management. Our goal is to maintain our quarterly product bookings to our actual product revenue recognized ratio above 1.0.
      In addition, we evaluate the amount of backlog of products that we have shipped but have not recognized as revenue, as well as those products that are awaiting shipment. This evaluation, we believe, assists us in improving our quarterly linearity of shipments, and improves our operational efficiencies and overall inventory management. Our goal is to continually grow our backlog.
      We also believe that we need to build a strong partner ecosystem, which is a key aspect in our ability to scale our business and important in our efforts to penetrate new markets as well as boost our presence in our existing vertical markets. To that extent, in 2002 we began migrating to a channel-centric business model and introduced our PartnerSelecttm Program. Our goal is to have over 80% of our products shipped through our indirect channels, that is our VARs, distributors and OEMs.
      In our Services Segment, a key measure we monitor is customer satisfaction, particularly for technical assistance and depot service delivery. We continually conduct independent customer satisfaction surveys, with an overall goal of achieving ratings consistently above a 4.0 on a scale of 1.0 to 5.0, with 5.0 being the highest level of satisfaction.
      We also monitor the attach rates of our service maintenance contracts to our product sales, which we believe gives us visibility into future growth of our services segment.
Overview of performance
      Our total revenue for the year ended December 31, 2004 was $1,732,123, an increase of 13.2% from total revenue of $1,530,278 for the year ended December 31, 2003. Our total revenue for the year ended December 31, 2003 was $1,530,278, an increase of 9.2% from total revenue of $1,401,617 for the year ended December 31, 2002. These increases in revenue were primarily attributable to expanding our available markets, gradual strengthening in the global economy and increased spending in the information technology sector that resulted in growth in our Product Segment, particularly in mobile computing.
      Our gross profit as a percentage of total revenue was 46.7% for the year ended December 31, 2004, an increase from 44.1% for the year ended December 31, 2003. Our gross profit as a percentage of total revenue was 44.1% for the year ended December 31, 2003, an increase from 34.8% for the year ended December 31, 2002. These increases were primarily due to our increased sales of higher margin product as well as efficiencies we have achieved in our manufacturing operations. Also contributing to the improved operating results in 2003 was the absence of several charges recorded during 2002 for the impairment of certain software assets, a provision for a loss contract, as well as severance, restructuring and warranty-related charges. These charges aggregated $25,400 in 2002.
      We are committed to and continue to invest in engineering new products and in investing in our people, processes and systems to expand our product offerings, to improve our control environment and our effectiveness with our customers and our operational efficiencies. Accordingly, our operating expenses were $668,678 for the year ended December 31, 2004.
      Our operating margins for the year ended December 31, 2004 was 8.1%. This included a negative impact on operating margin of 1.3%, related to the acquisition of Matrics on September 9, 2004.
      Our cash balance increased $67,624 to $217,641 as of December 31, 2004, compared to $150,017 as of December 31, 2003. Our net cash provided by operating activities for the year ended December 31, 2004 was $224,519, compared to $233,765 for the year ended December 31, 2003.
      We continue to focus on effectively managing our net accounts receivables. At December 31, 2004, receivables were $113,658 a decrease of $38,719 from $152,377 at December 31, 2003. Our days sales outstanding at December 31, 2004 were 23 days as compared to 35 days at December 31, 2003.

’
      Our inventory turns increased to 4.5 from 3.9 for the year ended December 31, 2004 as compared to the prior year primarily due to improved efficiencies in our manufacturing and distribution operations as well as managing material receipts more effectively.
      Our gross product bookings increased 5.2% to $382,000 for the three months ended December 31, 2004 from $363,000 for the three months ended September 30, 2004.
      The ratio of our product bookings to product revenue was 1.02 for the quarter ended December 31, 2004. Our product backlog, which is another measure we monitor, continued to grow in the quarter, ending December 31, 2004 at $342,000, which included $9,000 of additional backlog from Matrics. Essentially all of the reported backlog is expected to be shipped to the customer within six months. Product backlog as of December 31, 2003 was $293,800.
      Our percent of product revenue that was shipped through our indirect channel in the year ended December 31, 2004 was 74%. This is up 23 percentage points from 2002, when we began our migration to a channel-centric business model.
      Current results of customer satisfaction surveys from our services business have demonstrated improvement towards our goal of a consistent rating greater than 4.0 out of a possible rating of 5.0. Our most current results were a score of 4.01 and 3.59, relating to satisfaction with our technical assistance and depot service delivery, respectively.
      While our attach rates have been improving in our sales in the Americas, overall we believe we can achieve better attach rates and are making changes in our business process and restructuring certain aspects of our service activities to help improve these attach rates in the future.
      Because a large concentration of our customers are in the retail sector, the health of the economy, consumer spending and the financial health of our retail customers and their capital expenditures related to their informational technology spending are important factors we consider when making our short-and long-term strategic decisions. We remain cautiously optimistic about the economic recovery for information technology products in this sector of our business.
      We are focused on increasing profitable sales and growing market share, specifically through our channel-centric business model and our PartnerSelecttm program. Our products face pricing pressure typical of a technology company. Once a product is introduced in the marketplace, its selling price usually decreases over the life of the product. To lessen the effect of price decreases, we often develop enhancements to our existing products as well as attempt to reduce manufacturing costs in order to maintain our profit margin on such products and our overall product portfolio. Demand for many of our products and services remained strong throughout 2004 and as a result we do not anticipate a significant decline in our pricing structure during 2005. We continue to focus on programs that will enhance our operational efficiencies and reduce our cost structure, including consolidating general and administrative activities, consolidating service repair centers, improving our distribution channels and our engineering activities.
      In 2004 we made a strategic acquisition, acquiring Matrics, a leader in developing Electronic Product code RFID systems. The RFID market is at the early stages of development. However we currently believe that the costs we will incur during the product life cycle for both existing technology and future, replacement RFID technology will be consistent with the expenditures we have incurred in developing and maintaining our existing enterprise mobility solutions.

Results of operations
      The following table sets forth for the years ended December 31, 2002, 2003 and 2004 certain revenue and expense items expressed as a percentage of total revenue:

	For the Year Ended
	December 31,

	2002	2003	2004

Revenue:
Product revenue	78.7%	80.0%	82.8%
Services revenue	21.3	20.0	17.2

	100.0%	100.0%	100.0%

Cost of Revenue:
Product cost of revenue	49.5	41.5	41.0
Services cost of revenue	15.7	14.4	12.3

	65.2%	55.9%	53.3%

Gross profit	34.8	44.1	46.7
Operating Expenses:
Write-off of acquired in-process research & development	—	—	0.7
Engineering	10.2	10.2	9.7
Selling, general and administrative	24.5	27.5	29.0
Stock based compensation expenses/(recovery)	(4.9)	1.1	0.1
(Recovery)/provision for legal settlements	7.0	4.7	(1.2)
Restructuring and impairment charges	0.2	0.1	0.3

	37.0%	43.6%	38.6%

Earnings/(loss) from operations	(2.2)	0.5	8.1
Other expense, net	(2.2)	(0.2)	(1.0)

Earnings/(loss) before income taxes	(4.4)	0.3	7.1
Provisions for/(benefit from) income taxes	(1.2)	0.1	2.4

Net earnings/(loss)	(3.2)%	0.2%	4.7%

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenue
      The following table summarizes our revenue by reportable business segments and geographic regions:

	For the Year Ended
	December 31,
			Variance in	Variance in
	2003	2004	Dollars	Percentage

Total Revenue
The Americas	$979,099	$1,116,229	$137,130	14.0%
EMEA	438,615	487,221	48,606	11.1%
Asia Pacific	112,564	128,673	16,109	14.3%

Total Revenue	1,530,278	1,732,123	201,845	13.2%
Product Revenue
The Americas	777,105	$921,975	$144,870	18.6%
EMEA	345,983	394,747	48,764	14.1%
Asia Pacific	100,765	116,949	16,184	16.1%

Total Product Revenue	1,223,853	1,433,671	209,818	17.1%
Services Revenue
The Americas	$201,994	$194,254	$(7,740)	(3.8)%
EMEA	92,632	92,474	(158)	(0.2)%
Asia Pacific	11,799	11,724	(75)	(0.6)%

Total Services Revenue	$306,425	$298,452	$(7,973)	(2.6)%

      The following table summarizes our product revenue by product division:

	For the Year Ended
	December 31,
			Variance in	Variance in
	2003	2004	Dollars	Percentage

Product Division:
Mobile Computing	$755,559	$885,469	$129,910	17.2%
Advanced Data Capture	352,410	407,697	55,287	15.7%
Wireless Infrastructure	128,357	150,663	22,306	17.4%
RFID	—	5,610	5,610	100.0%
Other, net	(12,473)	(15,768)	(3,295)	26.4%

Total	$1,223,853	$1,433,671	$209,818	17.1%

      Other, net represents royalty revenues and rebates which we do not assign to a product division.
      Product revenue for the year ended December 31, 2004 was $1,433,671, an increase of $209,818 or 17.1% from the prior year. This increase included $5,610 of revenue related to Matrics from September 9, 2004, the date we acquired Matrics. The increase was primarily due to continued growth in sales volume of our mobile computing product offerings, our largest product line, which experienced growth of $129,910, an increase of 17.2% from the prior year. Contributing to this increase is the growth in sales volume of both our next generation mobile gun and rugged handheld mobile computing devices. Also contributing to the product revenue increase was growth in sales volume of our advanced data capture product line of $55,287, an increase of 15.7% from the prior year, which was primarily driven by continued growth in next generation scanners, which included a large rollout of wireless point-of-sale scanners to a nationwide U.S. retailer. In addition, there was a significant purchase of point of sale terminals by a nationwide U.S. retailer during the year ended December 31, 2004. Wireless product revenue increased by $22,306, an increase of 17.4% for the year ended December 31, 2004, respectively, from the prior year primarily due to the introduction of a new wireless switch. The increase in revenue within the mobile computing, advanced data capture and wireless infrastructure product divisions for the year ended December 31, 2004 was primarily driven by increased sales volume as the pricing structure remained relatively consistent as compared to the prior year. The decrease in other, net for the year ended December 31, 2004 was primarily due to increased rebates to our distribution partners due to changes to the PartnerSelecttm model combined with their increased sales volume. This was partially offset by an increase in royalty revenue.
      Services revenue for the year ended December 31, 2004 was $298,452, a decrease of 2.6% from the prior year. The decrease for the year ended December 31, 2004 as compared to the prior year was due to our continued drive to utilize third party service providers for lower margin professional service activities and a lower level of cash collections compared to the prior year as a portion of our U.S. service revenue is recognized on a billed and collected basis. This was partially offset by a positive impact of $5,823 which was the result of recording a majority of new contracts on an accrual basis from a billed and collected basis effective July 1, 2004.
      Geographically, the Americas revenue increased 14.0% for the year ended December 31, 2004, from the prior year. Europe, Middle East and Africa (“EMEA”) revenue increased 11.1%, for the year ended December 31, 2004, from 2003. The increases in the Americas and EMEA revenues are mainly attributable to strong growth in all of our product offerings. Asia Pacific revenue increased 14.3% for the year ended December 31 2004, compared to the prior year primarily as a result of continued penetration of all of our product offerings into this marketplace. The Americas, EMEA and Asia Pacific represented 64.5%, 28.1% and 7.4% of revenue, respectively, for the year ended December 31, 2004.
      Product gross profit for the year ended December 31, 2004 was $723,704 an increase of $134,954 or 22.9% from the prior year. The increase in product gross profit was mainly due to an increase in revenue which accounted for $100,936 of the increase. The remaining increase to product gross profit of approximately $34,018 was due to an increase in gross profit percentage of 2.4%, for the year ended December 31, 2004. The increase in our gross profit percentage was primarily due to a change in our product mix and increased efficiencies gained in our manufacturing operations.
      Service gross profit for the year ended December 31, 2004 was $85,334, a decrease of $1,165 from the prior year. The decrease in service gross profit for the year ended December 31, 2004 was primarily due to restructuring charges relating to lease obligation costs and further workforce reductions, coupled with the decline in revenues partially offset by a change in mix from low margin professional services to higher margin maintenance and support services.
Operating expenses
      Total operating expenses of $668,678 increased 0.1% for the year ended December 31, 2004 from $667,728 for the prior year.
      Operating expenses consisted of the following for the years ended December 31:

	For the Year Ended
	December 31,
			Variance in	Variance in
	2003	2004	Dollars	Percentage

Write-off of acquired in-process research and development	$—	$12,800	$12,800	100.0%
Engineering	156,328	167,543	11,215	7.2
Selling, general and administrative	421,132	502,331	81,199	19.3
(Recovery)/provision for legal settlements	72,000	(21,400)	(93,400)	(129.7)
Stock based compensation expense	17,087	2,234	(14,853)	(86.9)
Restructuring and impairment charges	1,181	5,170	3,989	337.8

	$667,728	$668,678	$950	0.1%

      The write-off of acquired in-process research and development costs (“IPR&D”) of $12,800 for the year ended December 31, 2004 is in connection with our acquisition of Matrics. Such amount allocated to IPR&D represented a portion of the total value of the acquired assets. We believe the Matrics acquisition is an important step in executing our plan to be a leader in RFID and will expand our offerings in the advanced data capture industry.
      Our assumptions for IPR&D were based on our estimate of the present value of the cash flows arising from each of the material research and development projects in which Matrics was investing at the time of closing. Each project was evaluated based on the income approach. With the exception of the proprietary manufacturing process, this was achieved by discounting cash flows to be derived from the sales of the products to their present value. For the proprietary manufacturing process, the income approach was used by estimating the gross margin benefit from the technology and discounting the cash flows from that gross margin benefit. The values prescribed to the IPR&D and the technology assets acquired were based upon several factors including the generation of the technology acquired, the estimated lives and future revenue and costs associated with the technology.
      The products included in IPR&D ranged from the early stages of development to the latter stages of development at the time of acquisition. A discount rate ranging from 23% to 30% was used for the projects to account for various risks, including the technical risk, the risk that customers will not desire to purchase the product, the risk around significant price erosion, the risk of commercializing the technology, the risk that even once successfully commercialized the technology may not yield the gross margin benefit and for the broader market risk associated with the adoption of RFID.
      Engineering expenses increased $11,215 or 7.2% for the year ended December 31, 2004 as compared to the prior year, mainly due to our increased investment in our research and development.
      Selling, general and administrative expenses increased $81,199 or 19.3% for the year ended December 31, 2004 as compared to the prior year, mainly due to higher compensation costs and related benefits (particularly in our sales force), investment in technology, infrastructure and financial systems, external consulting costs associated with our compliance efforts under the Sarbanes-Oxley Act of 2002, partially offset by a decrease in expenses associated with our restatement activities and legal fees associated with litigation activities.
      Legal settlements for the year ended December 31, 2004 decreased $93,400. This decrease is driven by the fact that the year ended December 31, 2004 included recoveries of $21,400 related to our various legal matters, while the prior year ended December 31, 2003 included a provision related to certain legal settlements of $72,000.
      Also included in total operating expenses is stock based compensation associated with certain portions of our stock option plans. As of March 31, 2003, due to our inability to make timely filings with the SEC, our stock option plans were held in abeyance, meaning that our employees could not exercise their options until we became current with our filings. As an accommodation to both current and former Symbol associates whose options were impacted by this suspension, the Compensation Committee of the Board approved an abeyance program that allowed associates whose options were affected during the suspension period the right to exercise such options up to 90 days after the end of the suspension period. This resulted in a new measurement date for those options, which led to a non-cash accounting compensation charge for the intrinsic value of those vested options when the employee either terminated employment during the suspension period or within the 90 day period after the end of the suspension period. Stock based compensation related to the abeyance program was $2,234 during the year ended December 31 2004. On February 25, 2004, the date on which we became current with our regulatory filings with the SEC, this suspension period ended.
      The stock based compensation expense during 2003 are amounts associated with the variable portion of our stock option plans.

      In the second quarter of 2004, we announced a restructuring of certain of our EMEA general and administrative functions, whereby we are consolidating certain functions centrally in Brno, Czech Republic. For the year ended December 31, 2004 we charged $5,025, the majority of such costs were related to severance costs.
Other (expense)/income
      Other (expense)/income, net consists of the following:

	For the Year Ended December 31,

	2003	2004	Variance

SAILS(a)	$2,817	$(5,559)	$(8,376)
Interest Expense(b)	(10,590)	(20,032)	(9,442)
Interest Income	2,969	3,507	538
Impairment of Investments	(3,550)	—	3,550
Other	4,734	5,493	759

	$(3,620)	$(16,591)	$(12,971)

(a)	In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” the gain or loss on the change in fair value of the portion of our investment in Cisco Systems, Inc. (“Cisco”) common stock, coupled with the gain or loss on the change in fair value of the embedded derivative has been recorded as a component of other income or loss in each reporting period.

(b)	Included in 2004’s interest expense are $6,675 of financing costs associated with a $250 million short-term facility entered into in September 2004 which was refinanced in December 2004.
Provision for income taxes
      Our effective income tax rate for the year ended December 31, 2004 was 33.9%. This differs from the statutory rate of 35.0% for several reasons. The rate is increased by the non-deductible portion of the class action settlement reached in 2004 and write-off of IPR&D associated with the acquisition of Matrics. The rate is reduced by the tax benefits of research credits, the reduction of valuation allowances primarily associated with the Company’s foreign tax credit carryforwards and export sales benefits. Without the Matrics acquisition, the tax rate for the year ended December 31, 2004 would have been 31.2%.
      As part of determining the Company’s annual income tax provision, we evaluated the need for valuation allowances against our deferred tax assets. A valuation allowance is recorded when it is more likely than not that all, or a portion of, a deferred tax asset will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income and other available evidence.
      Three forecasts of future sources of taxable income were prepared based on various assumptions concerning the growth of the Company’s business operations that are subject to income tax in the United States. The reversal of all significant timing differences was considered in calculating the forecasted taxable income under each scenario. The estimated income tax payable was then calculated based on the tax rates in effect as of December 31, 2004. Tax credits (including a forecast of expected tax credits that will arise in each year of the forecast) were then applied to reduce the tax, subject to existing limitations under the applicable tax laws. Based on these forecasts, substantially all of the deferred tax assets would be utilized well before the underlying tax attributes’ expiration periods.
      In addition, the Company prepared an historical analysis of its taxable income and cash tax liability position for the years 1994 through 2003. During this time period, the Company generated net taxable income of $266,000, which resulted in over $93,000 of tax before credits.

      Based on the strength of the evidence, the Company has concluded that no valuation allowance is required with respect to the deferred tax assets that were included in the analyses. However, a valuation allowance has been recorded for the potential future income tax attributes associated with certain state and local income tax net operating loss and tax credit carryforwards at December 31, 2004. These carryforwards relate to legal entities required to file separate company state and local income tax returns and thus such entities cannot rely on the above consolidated forecasts.
      The Company expects to settle all or a substantial part of its income tax audit with the Internal Revenue Service for tax years 1999 — 2001 during 2005.
      On October 22, 2004 the President signed the American Jobs Creation Act of 2004 (“AJCA”). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on analysis to date, we expect to repatriate up to $95,000 in accordance with this temporary incentive. The resulting tax impact of repatriation cannot be reasonably estimated at this time. We expect to finalize our assessment of this new provision by September 30, 2005.
Year ended December 31, 2003 compared to year ended December 31, 2002

Revenue
      The following table summarizes our revenue by reportable business segments and geographic regions:

	For the Year Ended
	December 31,
			Variance in	Variance in
	2002	2003	Dollars	Percentage

Total Revenue:
The Americas	$934,170	$979,099	$44,929	4.8%
EMEA	382,846	438,615	55,769	14.6
Asia Pacific	84,601	112,564	27,963	33.1

Total Revenue	$1,401,617	$1,530,278	$128,661	9.2%

Product Revenue:
The Americas	$728,294	$777,105	$48,811	6.7%
EMEA	300,130	345,983	45,853	15.3
Asia Pacific	74,646	100,765	26,119	35.0

Total Product Revenue	$1,103,070	$1,223,853	$120,783	10.9%

Services Revenue:
The Americas	$205,876	$201,994	$(3,882)	(1.9)%
EMEA	82,716	92,632	9,916	12.0
Asia Pacific	9,955	11,799	1,844	18.5

Total Services Revenue	$298,547	$306,425	$7,878	2.6%

      The following table summarizes our product revenue by product division:

	For the Year Ended
	December 31,
			Variance in	Variance in
	2002	2003	Dollars	Percentage

Product Division:
Mobile Computing	$695,353	$755,559	$60,206	8.7%
Advanced Data Capture	317,091	352,410	35,319	11.1
Wireless Infrastructure	103,285	128,357	25,072	24.3
Other, net	(12,659)	(12,473)	186	(1.5)

Total	$1,103,070	$1,223,853	$120,783	10.9%

      Other, net represents royalty revenues and rebates which we do not assign to a product division.
      Product revenue for the year ended December 31, 2003 was $1,223,853, an increase of 10.9% from $1,103,070 in 2002. The increase in product revenue of $120,783 was primarily due to continued growth in our mobile computing product offerings, our largest product line, representing $60,206 or 49.8% of the total product revenue growth. Also contributing to the product revenue growth was growth in our advanced data capture and wireless network systems product line.
      Services revenue of $306,425 for the year ended December 31, 2003 increased 2.6% from $298,547 in 2002, due to increased services revenue related to our overall product growth, particularly in our EMEA and Asia Pacific regions.
      Geographically, the Americas revenue for the year ended December 31, 2003 was $979,099, an increase of 4.8% from the $934,170 in 2002. EMEA revenue of $438,615 increased 14.6% for the year ended December 31, 2003 from $382,846 in 2002. Asia Pacific revenue of $112,564 increased 33.1% for the year ended December 31, 2003 from $84,601 in 2002. The Americas, EMEA and Asia Pacific represented 64.0%, 28.6% and 7.4% of total revenue, respectively, for the year ended December 31, 2003.
      The table below summarizes cost of revenue and gross profit by business segment:

	For the Year Ended
	December 31,
			Variance in	Variance in
	2002	2003	Dollars	Percentage

Product Revenue	$1,103,070	$1,223,853	$120,783	10.9%
Product Cost of Revenue	693,980	635,103	(58,877)	(8.5)

Product Gross Profit	$409,090	$588,750	$179,660	43.9%

Product Cost of Revenue as a Percentage of Product Revenue	62.9%	51.9%
Product Gross Profit Percentage	37.1%	48.1%
Services Revenue	$298,547	$306,425	$7,878	2.6%
Services Cost of Revenue	219,985	219,926	(59)	—

Services Gross Profit	$78,562	$86,499	$7,937	10.1%

Services Cost of Revenue as a Percentage of Services Revenue	73.7%	71.8%
Services Gross Profit Percentage	26.3%	28.2%
      Product cost of revenue as a percentage of product revenue was 51.9% for the year ended December 31, 2003, as compared to 62.9% in 2002. This decrease was due to an overall shift in product mix to higher margin products, increased manufacturing absorption due to higher sales volumes and increased efficiencies gained in our manufacturing operations. Contributing to the improved gross profit was the absence of the following 2002 charges: an $11,800 impairment charge related to manufacturing equipment software, a $4,900 provision for a loss contract, severance charges of $4,500, additional warranty costs of $1,900 and other restructuring-related costs of $2,300. Also contributing to the lower costs as a percentage of product revenue was the sale in the fourth quarter of 2003 of approximately $10,000 of inventory that had previously been reserved for.
      Services cost of revenue as a percentage of services revenue was 71.8% for the year ended December 31, 2003, as compared to 73.7% in 2002. The majority of the decrease was due to the efficiencies gained from the consolidation and elimination of repair centers as well as increased revenue, particularly in the EMEA and Asia Pacific regions.

Operating expenses
      Operating expenses of $667,728 increased 28.6% for the year ended December 31, 2003 from $519,379 in 2002. These increases were largely driven by the accounting treatment related to our stock-based compensation plans which resulted in additional costs of $17,087 for the year ended December 31, 2003, as compared to a recovery of $68,084 in 2002. Also contributing to the increased operating expenses were costs associated with our restatement and the government investigation as further described below.
      In connection with the exercise of stock options, an informal practice began in or around the early 1990s, whereby certain stock option plan participants (including certain officers and directors) were afforded a look-back period (no more than 30 days) for purposes of determining the market price to be used in connection with the specific exercise. In addition, these individuals were given an extended period of time in which to pay for their option exercises. These practices were contrary to the terms of the relevant option plans. As this practice allowed certain participants to choose exercise dates outside of the approved plan terms and also allowed these participants to extend the period of time in which to pay for their option exercise, the price of the option at grant date was not fixed and determinable. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” our financial statements reflect as compensation expense the change in market price of the common stock underlying these options granted to plan participants that could have participated in this practice from the date of grant until the options either expired or were exercised. Effective July 30, 2002, this practice of options exercise ended resulting in ceasing the accounting for such options under variable plan accounting. The $68,084 represents the change in market price of common stock underlying these options granted through the seven-month period ended July 30, 2002.
      As of March 31, 2003, due to the inability of Symbol to make timely filings with the SEC, our stock option plans were held in abeyance, meaning that our employees could not exercise their options until we became current with our filings. As an accommodation to both current and former Symbol employees whose options were impacted by this suspension, the compensation committee of the board of directors approved an abeyance program that allowed employees whose options were affected during the suspension period the right to exercise such options up to 90 days after the end of the suspension period. This resulted in a new measurement date for those options, which led to a non-cash accounting compensation charge for the intrinsic value of those vested options when the employee either terminated employment during the suspension period or within the 90 day period after the end of the suspension period. On February 25, 2004, the date on which we became current with our regulatory filings with the SEC, this suspension period ended. In addition, due to our delinquent filings with the SEC, we incurred non-cash compensation expenses associated with our Employee Stock Purchase Plan (“ESPP”) as the ESPP lost its exempt tax status.
      Engineering and selling, general and administrative expenses are summarized in the following table:

	For the Year Ended
	December 31,
			Variance in	Variance in
	2002	2003	Dollars	Percentage

Engineering	$142,602	$156,328	$13,726	9.6%
Percentage of total revenue	10.2%	10.2%
Selling, general and administrative	$343,971	$421,132	$77,161	22.4%
Percentage of total revenue	24.5%	27.5%

      Engineering costs for the year ended December 31, 2003 increased 9.6% to $156,328 from $142,602 for 2002. The increase was due to the acquisition of Covigo to expand our software solutions offerings, and continued investment in our product offerings. The increase was consistent with projected and actual revenue growth as engineering spending as a percentage of revenue remained relatively constant in the 10% range. The increased spending was spread across all product lines.
      Selling, general and administrative expenses for the year ended December 31, 2003 increased 22.4% to $421,132 from $343,971 for 2002. The increase was attributable to additional professional fees associated with our internal investigation as well as higher variable costs due to a 9.2% increase in revenue, partially offset by the absence of a $8,597 pre-tax severance charge recorded in 2002 for Tomo Razmilovic, one of our former Presidents and Chief Executive Officers. In early 2002 we initiated a series of investigations into the accounting misconduct of our former management with the assistance of an independent counsel and an outside accounting firm. As a result of this internal investigation, the SEC and Eastern District investigations and the related class action lawsuits against us, we incurred additional professional fees of $35,900 in 2003 as compared with $9,200 incurred in 2002. The increase was also attributable to severance costs incurred during 2003 aggregating $13,208 primarily for the reorganization and releveling of the international sales organization.
      Reflected in our operating expenses for the year ended December 31, 2003 was a $72,000 loss provision for legal settlements related to the then-ongoing SEC and Eastern District investigations and the then-outstanding class action lawsuits against us. This compared to charges totaling $98,300 recorded in 2002, of which $70,000 related to the then-ongoing SEC and Eastern District investigations and the then-outstanding class action lawsuits against us and $28,300 related to a securities fraud class action litigation related to Telxon, one of our wholly-owned subsidiaries.

Other (expense)/income
      Interest expense for the year ended December 31, 2003 decreased to $10,590 or 37.0% from $16,801 in 2002 primarily due to reduced debt levels as a result of the repurchase in 2002 of Telxon’s remaining convertible debt, net repayments under our revolving credit facility and annual mandatory repayments of other indebtedness, without incurring any new borrowings in 2002 or 2003.
      Interest income for the year ended December 31, 2003 increased 27.9% to $2,969 from $2,322 for 2002, primarily due to the investments of additional cash from operations into overnight deposits with local banks, primarily in our non-U.S. locations.
      We periodically evaluate the carrying value of our investments for impairment. As part of this evaluation, we reviewed our investment in AirClic, Inc. (“AirClic”). In consideration of the then-current financial outlook of AirClic’s business, the general decline in the economy and the decline in information technology spending, it was determined that the decline in the value of our investment in AirClic was other than temporary during the quarter ended June 30, 2002. We recorded a pre-tax impairment charge of $32,200, which was included in the impairment of investments as a component of other (expense)/income in the consolidated statements of operations at December 31, 2002 and wrote down the carrying amount of the investment to its estimated fair value of $2,800. During 2003, we invested another $750 in AirClic, bringing our investment to $3,550. We determined in 2003 that this investment would not be recoverable and wrote off this investment in its entirety in 2003.
      In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the gain or loss on the change in fair value of the portion of our investment in Cisco common stock classified as trading securities, coupled with the gain or loss of the change in fair value of the embedded derivative, was recorded as a component of other (expense)/income in each reporting period. The net impact of these fair value adjustments resulted in other (expense)/income of $(1,140) for 2003 and $16,275 for 2002. On April 1, 2003 we designated a portion of the embedded equity collar as a fair value hedge of our Cisco shares classified as available for sale securities. Since the collar was effective, the change in the fair value of Cisco shares classified as available for sale of $8,379 was recorded as other income.

Provision for income taxes
      Our effective income tax rate was 15.5% for 2003. The effective tax rate each year was largely impacted by the ratio of items receiving different treatment for tax and accounting purposes to profit/(loss) before taxes. In 2003, the effective rate was reduced by the impact of research and experimentation credits and export sales benefits partially offset by valuation allowances and non-deductible items. Our effective income tax rate was (27.2)% for 2002 as the favorable impact of tax credits was more than offset by additional valuation allowances and the unfavorable impact of non-deductible compensation expenses.
Liquidity and capital resources
      Currently, our primary sources of liquidity are cash flow from operations and our new credit facility. See “— Existing indebtedness.” Our primary liquidity requirements continue to be for working capital, engineering costs, and financing and investing activities. Based on our current level of operations, cash flow from operations has been sufficient to meet our liquidity needs to fund operations as well as our liquidity needs created by changes in working capital. We believe our cash and cash equivalents and cash flow from operations will be sufficient for at least the next 12 months. In addition, we will, from time to time, consider cash outlays for acquisitions of or investments in complementary businesses that might affect liquidity requirements and cause us to pursue additional financing.
      The following table summarizes Symbol’s cash and cash equivalent balances as of December 31, 2003 and December 31, 2004 and the results of our statements of cash flows for the years ended December 31, 2003 and 2004:

	As of	As of		Variance
	December 31, 2003	December 31, 2004		in Dollars

Cash and cash equivalents	$150,017	$217,641	(1)	$67,624

	For the Year	For the Year
	Ended	Ended	Variance
	December 30, 2003	December 30, 2004	in Dollars

Net cash provided by/(used in):
Operating activities	$233,765	$224,519	$(9,246)
Investing activities	(79,268)	(381,844)	(302,576)
Financing activities	(92,338)	215,670	308,008
Effect of exchange rate changes on cash and cash equivalents	11,737	9,279	(2,458)

Net increase in cash and cash equivalents	$73,896	$67,624	$(6,272)

(1)	Does not include restricted cash of $51,370, as of December 31, 2004 which is comprised of two deposits. One amount of $50,358 at December 31, 2004 is an interest-bearing court escrow account as security for a trial court judgment on appeal. The second amount of $1,012 at December 31, 2004 is an interest-bearing letter of credit pledged as a supplier bond.
      Net cash provided by operating activities during the year ended December 31, 2004 was $224,519 as compared to $233,765 for the prior year. Net cash provided by operating activities decreased $9,246 during the year ended December 31, 2004 as compared to the comparable prior year period primarily due to our use of cash to reduce and pay down our outstanding accounts payable and accrued expenses partially offset by increased net earnings. Included in the use of cash was the $40,000 payment as required by the Eastern District and the SEC to resolve the government investigations and the $25,000 settlement related to the Telxon class action lawsuit that was paid in February 2004 partially offset by cash recoveries related to these legal settlements of $21,400.

      Net cash provided by operating activities for the year ended December 31, 2003 increased to $233,765, a 31.7% improvement from the $177,470 reported in 2002. The improvement was primarily attributable to improved gross profit margins as well as better management of managing receivables and inventory.
      During 2003, we generated net cash provided by operating activities of $233,765 and experienced an overall increase in cash of $73,896. The positive cash flow provided by operating activities as well as the proceeds from the exercise of stock options, warrants and the employee stock purchase plan were used to repay long-term debt, purchase property, plant and equipment, invest in new companies and other assets, repurchase our common stock, and pay dividends.
      Net cash used in investing activities for the year ended December 31, 2004 was $381,844 as compared to $79,268 for the prior year. Net cash used in investing activities principally consisted of net investments in other companies and capital expenditures for property, plant and equipment. The increase of cash used of $302,576 during the year ended December 31, 2004, when compared to the prior year, was primarily due to approximately $235,000 used in connection with the Matrics acquisition, approximately $31,000 in additional capital expenditures, primarily related to our investment in technology, infrastructure and financial systems and the $50,000 bond Symbol and Telxon posted as security for a trial court judgment on appeal.
      Net cash used in investing activities for the year ended December 31, 2003 was $79,268, an 81.7% increase from $43,632 reported in 2002, primarily resulting from increased purchases of property, plant and equipment due to investments made in administrative software and systems to enhance our back office capabilities and improve customer service.
      Net cash provided by financing activities during the year ended December 31, 2004 was $215,670, compared to net cash used in financing activities of $92,338 during the prior year. Net cash provided by financing activities during the year ended December 31, 2004 consisted of net proceeds from short-term financing and long-term debt of approximately $200,000 and stock option exercises and employee stock purchases of approximately $47,000 partially offset by purchases of treasury stock of approximately $27,000 compared to cash used in financing activities for repayments on long-term debt of $86,782 in the prior year.
      Net cash used in financing activities for the year ended December 31, 2003 was $92,338, a 31.4% decrease from $134,565 reported in 2002 as a result of lower debt repayments in 2003. During 2002, Symbol paid off in full its remaining obligation under its convertible notes and debentures. In 2003, Symbol paid off in full its remaining obligations under our prior revolving credit facility.
      The following table presents selected key performance measurements we use to monitor our business for the years ended December 31:

	2003	2004

Days sales outstanding (DSO)	35	23
Inventory turnover — product only	3.9	4.5
      Our DSO and inventory turnover numbers are useful in understanding the management of our balance sheet. However, the DSO numbers shown above may not be directly comparable to those of other companies because our DSO numbers are improved by the timing of our revenue recognized for our distributors, cash received in advance of revenue recognition, part of our service revenue in the Americas and our value-added resellers that lack economic substance, which we recognize on a billed and collected basis.
      We continue to effectively manage our net accounts receivables, ending December 31, 2004 with receivables of $113,658, a decrease of $38,719 from $152,377 at December 31, 2003. Through aggressive collection strategies we have been able to reduce days sales outstanding to 23 days during the year ended December 31, 2004 from 35 days in the year ended December 31, 2003.
      Our inventory turns increased to 4.5 from 3.9 for the year ended December 31, 2004 compared to the year ended 2003 primarily due to improved efficiencies in our manufacturing and distribution operations as well as more effectively managing materials receipts.

Other liquidity measures
      Other measures of our liquidity include the following:

	December 31,	December 31,	December 31,
	2002	2003	2004

Working capital (current assets minus current liabilities)	$216,316	$197,808	$135,985
Current ratio (current assets to current liabilities)	1.5:1	1.4:1	1.2:1
Long-term debt to capital (long-term debt as a percentage of long-term debt plus equity)	13.3%	9.7%	14.1%
      Current assets as of December 31, 2004 increased by $8,736 from December 31, 2003, primarily due to an increase in cash partially offset by a reduction in receivables. Accounts receivable decreased due to improved cash collections, however a portion of the cash generated was used to pay down and reduce our outstanding accounts payable and accrued expenses. Current liabilities as of December 31, 2004 increased $70,559 from December 31, 2003 primarily due to our credit facility entered into to finance our acquisition of Matrics, partially offset by a decrease in accounts payable and accrued expenses. As a result, working capital decreased $61,823 between December 31, 2004 and December 31, 2003. Included in our current liabilities at December 31, 2004 is $86,625 related to an amount due to our settlement of certain litigation. Our current ratio was 1.2:1 at December 31, 2004 and 1.4:1 at December 31, 2003.
      Current assets as of December 31, 2003 increased by $43,615 from December 31, 2002, principally due to an increase in cash due to improved cash flows from operations partially offset by a decrease in inventories due to improved inventory management. Current liabilities as of December 31, 2003 increased $62,123 from December 31, 2002 primarily due to an increase in accounts payable and accrued expenses of which $72,000 was an additional liability established in 2003 for settlements of the SEC and Eastern District investigations and related securities fraud class action lawsuits. As a result, working capital decreased $18,508 between December 31, 2002 and December 31, 2003. Our current ratio of 1.4:1 at December 31, 2003 decreased from 1.5:1 at December 31, 2002.
Financing activities
      As of December 31, 2004 and December 31, 2003, there were no borrowings outstanding under our Prior Revolving Credit Facility.
      During 2000, we entered into a $50,000 lease receivable securitization agreement, which matured on December 31, 2003 and was subsequently extended until December 2005. For the year ended December 31, 2003, we securitized $7,275 of lease receivables, which resulted in upfront proceeds from new securitizations of $4,400. As of December 31, 2004, we had the ability to securitize $43,055 under the lease receivable securitization agreement. Factors that are reasonably likely to affect our ability to continue using these financing arrangements include the ability to generate lease receivables that qualify for securitization and the ability of the financial institution to obtain an investment grade rating for such securitization from either of the two major credit rating agencies. We do not consider the securitization of lease receivables to be a significant contributing factor to our continued liquidity.

Existing indebtedness
      At December 31, 2003 and December 31, 2004, our short-term financing and long-term debt outstanding, excluding current maturities, was as follows:

	December 31,	December 31,
	2003	2004

Senior Secured Term Loan Facility	$—	$100,000
Senior Secured Revolving Credit Facility	—	100,000
Short-term financing: short-term credit facility	—	—
Prior revolving credit facility	—	—
Secured installment loan	—	10,369
SAILS exchangeable debt	98,927	83,727
Other	319	63

Total debt	99,246	294,159
Less: current maturities	234	118,072

Long-term debt	$99,012	$176,087

      On December 29, 2004, we entered into our new credit facility to be used (i) to repay in full our outstanding senior indebtedness, comprised of the short-term credit facility and our prior revolving credit facility; (ii) for working capital and general corporate purposes; and (iii) to pay certain fees and expenses incurred in connection with such transactions. Pursuant to our new credit facility, the lenders severally agreed to provide us the following: (a) a senior secured term loan facility in an aggregate principal amount of $100,000 and (b) a senior secured revolving credit facility in an aggregate principal amount of up to $150,000 with a $20,000 sublimit available for letters of credit. Our new credit facility is secured on a first priority basis by (i) a pledge of all of the capital stock or other equity interests of our domestic subsidiaries, (ii) a pledge of 65% of the capital stock or other equity interests of selected overseas subsidiaries located in the United Kingdom, the Netherlands and Japan, (iii) 100% of the capital stock of the manufacturing entity in Reynosa, Mexico and all of its other assets and (iv) all our other domestic assets (other than real estate) and the stock of our domestic subsidiaries.
      On December 29, 2004, we borrowed $100,000 on the term loan facility and $100,000 on the revolving credit facility. The term loan facility is payable at $11,111 per quarter, which commences on December 15, 2005 through the term loan maturity date of December 30, 2007. The revolving credit facility matures on December 30, 2009. The interest rate on the new credit facility is the greater of (i) the prime rate and (ii) the federal funds rate plus 0.5%, plus, in both cases, the applicable margin for U.S.-based loans. For Eurodollar-based loans, the rate is the adjusted LIBO rate (defined as the LIBO rate multiplied by the statutory reserve rate) plus the applicable margin. The applicable margin is based upon our leverage ratio (defined as the ratio of our total indebtedness to our consolidated EBITDA for the period of the most recent four fiscal quarters) plus 0.25% to 1% for U.S.-based loans and 1.25% to 2% for Eurodollar-based loans. The interest rate on our new credit facility, which includes our term loan facility and revolving credit facility, was 6.0% at December 31, 2004.
      Under our new credit facility, there are a number of security and financial covenant provisions. Our new credit facility contains customary negative covenants and restrictions on our ability to engage in specified activities, including, but not limited to:

•	limitations on indebtedness, except, among others, permitted subordinated debt and unsecured debt not to exceed $30,000 at any time, indebtedness to finance capital expenditures not to exceed $20,000 at any time;

•	restrictions on liens, mergers and acquisitions, transactions with affiliates and guarantees;

•	limitations on investments, except, among others, permitted investments, investments by the company and its subsidiaries in equity interests in their subsidiaries not to exceed $25,000 at any time, intercompany loans not to exceed $25,000 at any time, permitted acquisitions not to exceed $50,000 at any time, and other investments not to exceed $15,000 in the aggregate;

•	limitations on sales of assets, among others, to persons other than affiliates not to exceed $25,000 at any time, and sales or transfers of lease contracts under the Bank of Tokyo securitization not to exceed $15,000 in any fiscal year;

•	limitations on sale and leaseback transactions not to exceed $20,000 at any time; and

•	restrictions on payments of dividends in an amount not to exceed $8,000 in any year including limitations on repurchases of common stock under employee stock purchase plans in an amount not to exceed $5,000 in any year plus the amount received from employees during such year in payment of the purchase price of shares acquired by them under such stock purchase plan.
      Our new credit facility contains customary affirmative covenants that require us to perform certain activities, including, but not limited to:

•	furnish the administrative agent and each lender with certain periodic financial reports;

•	furnish the administrative agent and each lender notice of certain events, including, but not limited to, the occurrence of any default or any other occurrence that could reasonably be expected to result in an material adverse effect;

•	furnish the administrative agent with notice regarding any changes to the collateral; and

•	pay taxes and other material obligations, maintain insurance and keep proper books and records.
      Under provisions of our new credit facility, at our option, we may seek to obtain investment grade ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group, Inc. If these ratings are obtained, all collateral securing the new credit facility will be released.
      Our new credit facility contains financial covenants that (a) restrict our total leverage ratio (debt to adjusted EBITDA) to a ratio no greater than 2.5 times total debt at any time, (b) require that we maintain the maximum senior leverage ratio to 2.0 to 1.0 (after January 1, 2006, maximum senior leverage is 1.75x at any time total leverage exceeds 2.0x), (c) require that we maintain minimum fixed charge coverage ratio of 1.5x and (d) minimum unrestricted domestic cash requirement of $25,000 at all times prior to September 30, 2005 and $50,000 at all times thereafter. As of December 31, 2004, we are in compliance with the covenants under the new credit facility.
      On March 31, 2004, we entered into a purchase money secured installment loan with a bank for $13,825. The loan is payable in four semiannual installments of $3,655, including interest, commencing October 1, 2004. The proceeds received under the loan were used to finance the purchases of certain software.
      In January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities (“SAILS”) with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. The 4,160 shares of Cisco common stock had a market value of $80,288 at December 31, 2004 and $100,797 at December 31, 2003. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in Investments in Marketable Securities in the condensed consolidated balance sheets. This debt has a seven-year maturity and we pay interest at a cash coupon rate of 3.625%.
      In January 2008, the SAILS debt will be exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar arrangement were approximately $262,246, which were used for general corporate purposes, including the repayment of debt under the then outstanding revolving credit facility. The SAILS contain an embedded equity collar, which effectively hedges the exposure to fluctuations in the fair value of our holdings in Cisco common stock. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The gain or loss on changes in the fair value of the derivative is recognized through earnings in the period of change together with a substantial offsetting gain or loss on the Cisco shares.
      The derivative has been combined with the debt instrument in long-term debt in the condensed consolidated balance sheets and presented on a net basis as permitted under FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” as there exists a legal right of offset. The SAILS liability, net of the derivative asset, represents $83,727 at December 31, 2004.
      The remaining portion of long-term debt outstanding relates primarily to capital lease obligations.
Contractual cash obligations
      The following is a summary of the contractual commitments associated with our obligations as of December 31, 2004:

		Year Ended December 31,

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt	$294,111	$118,024	$47,906	$44,449	$83,732	$—	$—
Capital lease commitments	48	48	—	—	—	—	—
Co-marketing commitments	400	400	—	—	—	—	—
Purchase obligations	161,500	161,500	—	—	—	—	—
Operating lease commitments	110,462	22,709	19,031	16,582	13,779	10,634	27,727

Total	$566,521	$302,681	$66,937	$61,031	$97,511	$10,634	$27,727

      The purchase obligations above, do not include purchase obligations recorded on the balance sheet as current liabilities. Purchase obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on Symbol and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable prices provisions, and the appropriate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are generally fulfilled by our vendors within a short time frame.
      Currently, our primary source of liquidity is cash flow from operations and the new credit facility. Our primary liquidity requirements continue to be working capital, engineering costs, and financing and investing activities.
      Our ability to fund planned capital expenditures and to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our new credit facility will be adequate to meet our future liquidity needs for the next 12 months.
      We may also be required to make future cash outlays in connection with outstanding legal contingencies. These potential cash outlays could be material and might affect liquidity requirements and cause us to pursue additional financing. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new credit facility in an amount sufficient to enable us to fund these and our other liquidity needs or pay our indebtedness.
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
      We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
Product return reserves and allowance for doubtful accounts
      We record as reductions of revenue provisions for estimated product returns. The estimated amount is based on historical experience of similar products sold to our customers and then returned. If our product mix or customer base changes significantly, this could result in a change to our future estimated product return reserve. Management believes the reserve for product returns is adequate to cover anticipated credits issued for such returns; however, if future returns differ from our historical experience and estimates, then this could result in an increase in the reserve. An increase of one percent in the reserve percentage would result in an increase in our estimated product return reserve of approximately $1,800 as of December 31, 2004.
      We record accounts receivable, net of an allowance for doubtful accounts. Throughout the year, we estimate our ability to collect outstanding receivables and establish an allowance for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions for key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts receivable that we believe are uncollectible. A deterioration in the financial condition of any key customer or a significant slowing in the economy could have a material negative impact on our ability to collect a portion or all of the accounts receivable. We believe that analysis of historical trends and current knowledge of potential collection problems provides us significant information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates, which could have an adverse effect on our financial condition and results of operations.
Legal contingencies
      We are currently involved in certain legal proceedings and accruals are established when we are able to estimate the probable outcome of these matters in accordance with Statements of Financial Accounting Standards No. 5 “Accounting for Contingencies.” Such estimates of outcome are derived from consultation with in-house and outside legal counsel, as well as an assessment of litigation and settlement strategies. In many cases, outcomes of such matters are determined by third parties, including governmental entities and judicial bodies. Any provisions made in our financial statements, as well as related disclosures, represent management’s best estimates of the current status of such matters and its potential outcome based on a review of the facts and in consultation with in-house and outside legal counsel. Our estimates may change from period to period based on changes in facts and circumstances, process of negotiations in settling matters and changes determined by management. As further described under the caption “Item 3. Legal Proceedings,” we are in litigation with SmartMedia of Delaware, Inc. Currently, we do not have a liability recorded on our balance sheet related to this matter as we believe an unfavorable outcome is not probable. However, should circumstances change due to new developments related to this matter changes in our estimates may need to be made and recorded amounts and costs could be material.
Inventory valuation
      We record our inventories at the lower of historical cost or market value. In assessing the ultimate realization of recorded amounts, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Projected demand levels, economic conditions, business restructurings, technological innovation and product life cycles are variables we assess when determining our reserve for excess and obsolete inventories. We have experienced significant changes in required reserves in recent periods due to these variables. At the end of 2002 and 2003, our inventory reserves were estimated at $170,057 or 39.4% of gross inventory and $109,331 or 33.9% of gross inventory respectively. As of December 31, 2004 such reserves have been reduced to $55,247 or 20.6% of gross inventory. The reduction of reserves was the result of the write off and scrapping of inventory and the sale of inventory.
      In addition, should future demand requirements change after a reserve has been established, there is the possibility that we could have future sales of product that has been previously reserved. This occurred in 2003, when a sale of approximately $10,000 was recorded on inventory in the fourth quarter of 2003, which was fully reserved for in prior periods. While we continue to believe that our recorded reserves and policy for determining the reserve requirement are appropriate, it is possible that significant changes in required inventory reserves may continue to occur in the future if there is a deterioration in market conditions or acceleration in technological change and we may experience future sales of product that may be reserved for based on our analysis of future demands and past experiences.
Warranty reserves
      We provide standard warranty coverage for most of our products for a period of one year from the date of shipment. We record a liability for estimated warranty claims based on historical claims, product failure rates and other factors. This liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair and service the equipment. Our warranty obligation is affected by the products actually under warranty, product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Should our warranty policy change or should actual failure rates, material usage and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required. A five percent increase in our products under warranty would cause an approximate $850 increase to our warranty provision at December 31, 2004.
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
Goodwill impairments
      Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology mobile computing industry. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We test on an annual basis or more frequently if an event occurs or circumstances change that indicate a potential impairment may exist to its carrying value. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

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
Income Taxes
      Assessment of the appropriate amount and classification of income taxes are dependent on several factors, including estimates of the timing and probability of the realization of deferred income taxes and the timing of tax payments. Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates, that if changed, would result in either an increase or decrease in the reported income taxes in the period of change. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, and other available evidence.
      Our assessment of future taxable income is based on historical results, exclusive of non-recurring or unusual charges and management’s assessment of future taxable income and other known transactions which would result in taxable income.
      Three forecasts of future sources of taxable income were prepared based on various assumptions concerning the growth of the Company’s business operations that are subject to income tax in the United States. The reversal of all significant timing differences was considered in calculating the forecasted taxable income under each scenario. The estimated income tax payable was then calculated based on the tax rates in effect as of December 31, 2004. Tax credits (including a forecast of expected tax credits that will arise in each year of the forecast) were then applied to reduce the tax, subject to existing limitations under the applicable tax laws. Based on these forecasts, substantially all of the deferred tax assets would be utilized well before the underlying tax attributes’ expiration periods.
      We have had a number of isolated items in the past that have had a negative impact on our taxable income, however, we do not expect these items to recur in the future. We are projecting taxable income in the future.
      Actual income taxes could vary from estimated amounts due to future impacts of various items, including changes in tax laws, positions taken by governmental authorities relative to the deductibility of certain expenses we incur, changes in our financial condition and results of operations, as well as final review of our tax returns by various taxing authorities that are under audit in the normal course of buiness.
      Our critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.
Recently issued accounting pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, (“Statement 123(R)”) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

      Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.
      Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      We plan to adopt Statement 123(R) using the modified-prospective method.
      As permitted by Statement 123(R), we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options granted under our option plans. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123(R) as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such tax deductions were $25,665, $439 and $139 in 2004, 2003 and 2002, respectively.
      Based on the release of Statement 123(R), we plan on amending our Employee Stock Purchase Program (“ESPP”) to reduce the discount of the price of the shares purchased by employees in the ESPP from its current discount of 15% to a discount of 5%, and we will also eliminate the look-back period currently utilized to determine the price of the shares purchased. These changes will allow the ESPP to continue to be non compensatory, which will result in no compensation expense to be recorded by us in our statement of operations when we implement Statement 123(R).

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.
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
      We enter into forward foreign exchange contracts and foreign currency loans principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During 2004, the principal transactions hedged were short-term intercompany sales. The periods of the forward foreign exchange contracts and foreign currency loans correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and foreign currency loans and the offsetting losses and gains on hedged transactions are reflected as a component of operating results in our consolidated statements of operations.
      A large percentage of our sales are transacted in local currencies. As a result, our international operating results are subject to foreign exchange rate fluctuations. A 5% strengthening of the U.S. dollar against every applicable foreign currency would have had a $23,219 negative impact on our revenue for the year ended December 31, 2004, while a 5% weakening of the U.S. dollar against every applicable foreign currency would have had a $25,663 positive impact on our revenue for the year ended December 31, 2004. We did not use foreign exchange contracts to hedge expected revenue for the year ended December 31, 2004. However, we acquire a portion of our raw materials using local currencies. The strengthening or weakening of the U.S. dollar against local currency would act as a partial offset to the impact on revenue.
      We manufacture a significant portion of our products at our Mexico facility and we generally invoice our international subsidiaries in their local currency for finished and semi-finished goods. As a result, our U.S. dollar cash flow is subject to foreign exchange rate fluctuations. As of December 31, 2004, a 5% strengthening of the U.S. dollar against every applicable currency would have had a $11,937 negative impact on the value of the realized cash remittances from our subsidiaries during the year ended December 31, 2004, while a 5% weakening of the U.S. dollar against every applicable currency would have had a $13,193 positive impact on the value of the realized cash remittances from our subsidiaries. We routinely use foreign exchange contracts to hedge cash flows that are either firm commitments or those which may be forecasted to occur.
      While components and supplies are generally available from a variety of sources, we currently depend on a single source or a limited number of suppliers for several components of our equipment, certain subassemblies and certain of our products. A loss of one of these suppliers may have an adverse effect on our ability to deliver our products or to deliver them on time or to manufacture them at anticipated cost levels. However, due to the general availability of components and supplies, we do not believe that the loss of any supplier or subassembly manufacturer would have a long-term material adverse effect on our business, although set-up costs and delays could occur in the short term if we changed any single source supplier.
      We currently hold an investment in Cisco common stock, which is accounted for in accordance with SFAS No. 115. At December 31, 2004, 3,411.2 shares are classified as trading securities and 748.8 shares are classified as available for sale securities. They are carried at fair market value based on their quoted market price. As such, we have exposure to market risk related to the fluctuation of Cisco’s stock price. However, the change in fair value of the Cisco stock price is mitigated by the change in fair value of the embedded equity collar contained in the SAILS arrangement. As of December 31, 2004, a 10% increase in the risk free interest rate used to value the option would have a negative earnings impact of $1,690, while a 10% increase in the assumed volatility used to value the option would have a positive earnings impact of $690.

Item 8.	Financial Statements and Supplementary Data.
      The information in response to this Item 8 is included in the Consolidated Financial Statements and notes thereto, and related Independent Auditors Reports, beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      On March 25, 2004, the audit committee of the board of directors of Symbol approved the appointment of Ernst & Young LLP (“Ernst & Young”) as Symbol’s independent auditors and the dismissal of Deloitte & Touche LLP (“Deloitte & Touche”), which had previously served in this capacity. On April 27, 2004, the appointment of Ernst & Young was approved and ratified by stockholder vote.
      During the years ended December 31, 2003 and 2002 and the subsequent interim period through March 25, 2004, Symbol did not consult with Ernst & Young regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on Symbol’s consolidated financial statements, or any matter that was the subject of disagreement or a reportable event as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

      The audit reports of Deloitte & Touche on Symbol’s consolidated financial statements for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Deloitte & Touche’s audit report on Symbol’s consolidated financial statements for such years includes an explanatory paragraph relating to the change in method of accounting in 2002 for goodwill and other intangibles to conform to Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets.”
      During the fiscal years ended December 31, 2003 and 2002 and the subsequent interim period through March 25, 2004, there were no disagreements between Symbol and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with their reports, except that, subsequent to the issuance of Symbol’s 2002 consolidated financial statements, Deloitte & Touche advised Symbol that it believed that the accounting treatment afforded to an available for sale security for which an other than temporary impairment charge was recorded in the second quarter of 2002 should be revised. Deloitte & Touche advised Symbol that it believed that an other than temporary impairment of such investment should have been recognized in 2001. Symbol disagreed with Deloitte & Touche’s conclusions with respect to this matter. This accounting matter was resolved, Symbol revised the accounting treatment for this investment and reissued its 2002 financial statements in an amended filing of it’s 2002 Annual Report on Form 10-K/ A (Amendment No. 1) on February 25, 2004.
      During the two fiscal years ended December 31, 2003 and 2002 and the subsequent interim period through March 25, 2004, Deloitte & Touche reported to Symbol’s audit committee that Deloitte & Touche considered matters involving Symbol’s internal controls and their operation to be material weaknesses as follows:
      (1) In connection with its audit of the consolidated financial statements of Symbol for the fiscal year ended December 31, 2002, Deloitte & Touche reported to the audit committee the following material weaknesses:

•	decentralized accounting structure for operations in the United States;

•	inadequate policies and processes for identifying complex non-standard transactions, including restructurings and acquisitions;

•	inadequate hiring of qualified and experienced personnel;

•	inadequate training and supervision of personnel;

•	inadequate systems and systems interfaces;

•	errors related to the processing of stock option exercises;

•	errors related to the timing and amount of revenue recognized;

•	errors in the timing and recording of certain reserves, including excess and obsolete inventory;

•	inadequate support and approval for numerous manual journal entries; and

•	informal and inconsistent policies and procedures related to account reconciliations.
      (2) In connection with its audit of the consolidated financial statements of Symbol for the fiscal year ended December 31, 2003, Deloitte & Touche reported that a material weakness exists related to the manner in which Symbol processes transactions to record revenue. Additionally, Deloitte & Touche reported that deficiencies exist relating to the adequacy and timeliness of account reconciliations, formalized worldwide policies and procedures and the amount of manual journal entries required to record transactions.
      Symbol has authorized Deloitte & Touche to respond fully to inquiries of Ernst & Young concerning the reportable events discussed above.

      Deloitte & Touche, the member firms of Deloitte Touche Tohmatsu and their respective affiliates may continue to be engaged by Symbol or its subsidiaries in non-audit capacities now or in the future.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as this term is defined under Rule 13a — 15(e) promulgated under the Securities Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.
Changes in Internal Control Over Financial Reporting
      In November 2004, during the Company’s inventory testing (including a planned physical inventory at a company owned distribution center), two unrelated errors were discovered. These errors were the result of two discrete events. One event involved inaccurate inventory levels reported to the Company by a large distribution partner. The underreported inventory levels resulted in the Company inaccurately reporting $3.287 million in revenues in its earnings release on October 26, 2004 for the three- and nine-month period ended September 30, 2004. No previous periods were affected. This was an oversight on the part of the distribution partner, which made the Company aware of the reporting error as soon as it was discovered. The second discrepancy was the result of errors that occurred at a Company-owned distribution facility that serves one of the Company’s large retail customers. The distribution center relies on its own internal reporting system and misreported inventory. As a result of this second discrepancy, the Company over reported revenue by $10.25 million for the three- and nine- month period ended September 30, 2004 in its earnings release on October 26, 2004. Based on these findings, management believed it had significant deficiencies relating to the controls for receiving, shipping and ultimately reporting the amount of inventory. The errors reported as described above led to the delay, but timely, filing of the Quarterly Report on Form 10-Q as of and for the three- and nine- month period ended September 30, 2004.
      Since the discovery of the significant deficiencies in November 2004 as described above, we have taken the following steps to improve our internal controls:

•	placed qualified individuals in the distribution center to manage the movement of inventory within the distribution center;

•	performed physical inventory procedures at December 31, 2004, and will perform physical inventory counts quarterly thereafter, at certain of our distributors and our Company-owned distribution center to ensure the value of consigned inventory at our distributors and our Company-owned distribution center are accurately recorded; and

•	performed monthly roll-forwards of inventory at November 30, 2004, and will perform monthly roll-forwards thereafter, at our distributors and Company owned distribution center.
      Other than as described above, there has been no change in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company maintains accounting and internal control systems which are designed to (1) maintain records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
      As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 is effective.
      The Company acquired Matrics in September 2004. Excluded from the Company’s assessment of internal control over financial reporting as of December 31, 2004, is the internal control over financial reporting of Matrics. Matrics had net assets of $44 million (excluding $194 million of goodwill resulting from the purchase of Matrics) and an immaterial amount of revenues and net income as of and for the year ended December 31, 2004.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included on page F-3 of this report.

Item 9B.	Other Information.
      Not applicable.
Part III

Item 10.	Directors and Executive Officers of the Registrant.
      The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2005 Proxy Statement is incorporated by reference in this section. The information under the heading “Executive Officers of the Registrant” in Item 4A of this Form 10-K is also incorporated by reference in this section.
      Our Chief Executive Officer made the Annual Certification required by Section 303A.12(a) of the New York Stock Exchange Company Manual on May 10, 2004. In addition, Symbol has filed with the SEC as Exhibits 31.1 and 31.2, respectively, to this Form 10-K the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer relating to the quality of its public disclosure.
      We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which is contained in our Statement of Corporate Policy and Code of Conduct and applies to employees generally, is posted on our Investor Relations portion of our Website (http://www.symbol.com/investors). The code of ethics may be found by clicking on the link entitled “Company Charters and Corporate Governance Policies” and then the link entitled “Corporate Policy and Code of Conduct.”

Item 11.	Executive Compensation.
      The information appearing under the headings “Executive Compensation,” “Option Grants in Last Fiscal Year,” “Option Exercises and Fiscal Year-End Values,” “Employment Agreements,” “Equity Compensation Plans,” “401(k) Plan,” “Executive Retirement Plan,” “Equity Compensation Plan Information,” and “Compensation Committee Interlocks and Insider Participation” of the 2005 Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      The information appearing in our 2005 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions.
      The information appearing in our 2005 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference.

Item 14.	Principal Accounting Fees and Services.
      The information appearing in our 2005 Proxy Statement under the headings “Report of the Audit Committee of the Board of Directors,” “Fees to Independent Auditors for Fiscal 2004 and 2003” and “Appointment of Certified Public Accountants” is incorporated by reference.
Part IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a) 1. Financial Statements
      The information in response to this Item 15(a)1 is included in the Consolidated Financial Statements and notes thereto, and related Independent Auditors’ Report, beginning on page F-1. Individual financial statements of the subsidiaries of Symbol are omitted as Symbol is primarily an operating company and the subsidiaries included in the Consolidated Financial Statements filed are substantially wholly owned and are not indebted to any person other than the parent in amounts which exceed 5 percent of total consolidated assets at the date of the latest balance sheet filed, excepting indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation, whether evidenced by securities or not, and indebtedness which is collateralized by the parent by guarantee, pledge, assignment or otherwise.
      2. Financial Statement Schedules
      The information in response to this Item 15(a)2 is included in the Consolidated Financial Statements and notes thereto, and related Independent Auditors’ Report, beginning on page F-1. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or notes thereto.
      3. Exhibits
      Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference.

(b)	Exhibits

Number	Description

2.1	Agreement and Plan of Merger by and among Symbol, Marvin Acquisition Corp. and Matrics, dated as of July 26, 2004 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated September 15, 2004)

3.1	Certificate of Incorporation of Symbol Technologies, Inc., as amended (Incorporated by reference to Exhibit 3.1 to Symbol’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)

3.2	Amended and Restated By-Laws of Symbol (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 4, 2005)

4.1	Form of Certificate for Shares of the Common Stock of Symbol (Incorporated by reference to Symbol’s Form SE on March 3, 1999)

4.2	Rights Agreement, dated as of August 13, 2001, between Symbol and The Bank of New York, as Rights Agent, which includes the Form of Certificate of Designations with respect to the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock as Exhibit C (Incorporated by reference to Exhibit 4 to Symbol’s Current Report on Form 8-K dated August 21, 2001)

10.1	Form of 2008 Stock Purchase Warrant issued to certain directors (Incorporated by reference to Exhibit 10.1 to Symbol’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.2	1994 Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-78678 on Form S-8)
10.3	2000 Directors’ Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.4	2002 Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-89668 on Form S-8)

10.5	1997 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-89668 on Form S-8)

10.6	1997 Employee Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-73322 on Form S-8)

10.7	1991 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.1 to Symbol’s Annual Report on Form 10-K for the year ended December 31, 1991)

10.8	1990 Non-Executive Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of Symbol’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”))

10.9	2001 Non-Executive Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.9 on Form 10-K/ A for the year ended December 31, 2002)

10.10	Telxon Corporation 1990 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.9 of Symbol’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”))

10.11	Symbol Technologies, Inc. Executive Bonus Plan, as amended and restated (Incorporated by referenced to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.12	Symbol Technologies, Inc. 2004 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.13	Telxon Corporation 1990 Non-Employee Stock Option Plan (Incorporated by reference to Exhibit 10.10 of the 2002 Form 10-K)

10.14	2001 Non-Executive Stock Option Plan (Incorporated by reference to Exhibit 10.8 of Symbol’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”))

10.15	Employment Agreement by and between Symbol and Jerome Swartz, dated as of July 1, 2000 (Incorporated by reference to Exhibit 10.9 to the 2000 Form 10-K)

Number	Description

10.16	Separation, Release and Employment Agreement by and between Symbol and Jerome Swartz, dated as of July 7, 2003 (Incorporated by reference to Exhibit 10.13 of the 2002 Form 10-K)

10.17	Settlement Agreement by and between Symbol and Jerome Swartz, dated as of June 1, 2004 (Incorporated by reference to Exhibit 10.17 to Symbol’s Registration Statement on Form S-1 (File No. 333-119076) filed September 16, 2004 (the “Form S-1”))

10.18	Employment Agreement by and between Symbol and Leonard R. Goldner, dated as of December 15, 2000 (Incorporated by reference to Exhibit 10.11 to the 2000 Form 10-K)

10.19	Without Prejudice Resignation Agreement by and between Symbol and Leonard Goldner, dated as of June 30, 2003 (Incorporated by reference to Exhibit 10.15 to the 2002 10-K)

10.20	Tolling Agreement by and between Symbol and Leonard Goldner, dated as of June 9, 2004 (Incorporated by reference to Exhibit 10.1 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.21	Agreement by and between Symbol and Leonard Goldner, dated as of October 13, 2004, to extend tolling period under the Tolling Agreement, dated as of June 9, 2004 (Incorporated by reference to Exhibit 10.2 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.22	Employment Agreement by and between Symbol and William R. Nuti, dated as of March 31, 2004 (Incorporated by referenced to Exhibit 10.1 to Symbol’s Report on Form 8-K filed on April 1, 2004)

10.23	Employment Agreement by and between Symbol and William R. Nuti, dated as of July 15, 2002 (Incorporated herein by reference to Exhibit 10.1 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.24	Employment Agreement by and between Symbol and Richard Bravman, dated as of August 1, 2002 (Incorporated herein by reference to Exhibit 10.1 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.25	Letter Agreement by and between Symbol and Richard Bravman, dated as of March 1, 2004 (Incorporated herein by reference to Exhibit 10.19 of Symbol’s Annual Report on Form 10-K for the year ended December 31, 2003 the “2003 Form 10-K”)

10.26	Employment Agreement by and between Symbol and Tomo Razmilovic, dated as of February 14, 2002 (Incorporated by reference to Exhibit to the 2001 Form 10-K)

10.27	Separation, Release and Non-Disclosure Agreement between Symbol and Tomo Razmilovic, dated as of February 14, 2002 (Incorporated by reference to Exhibit 10.13 to the 2001 Form 10-K)

10.28	Tolling Agreement by and between Symbol and Tomo Razmilovic, dated as of May 6, 2003 (Incorporated by reference to Exhibit 10.20 to the 2002 Form 10-K)

10.29	Agreement by and between Symbol and Tomo Razmilovic, dated as of March 18, 2004, to extend tolling period under the Tolling Agreement, dated as of May 6, 2003 (Incorporated by reference to Exhibit 10.27 to the Form S-1)

10.30	Executive Retirement Plan, as amended (Incorporated by reference to Exhibit 10.2 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.31	2002 Executive Stock Ownership and Option Retention Program, dated as of December 16, 2002 (Incorporated by reference to Exhibit 10.22 of the 2002 Form 10-K)

10.32	Summary of Symbol Technologies, Inc. Executive Bonus Plan (Incorporated by reference to Exhibit 10.13 of the 1999 Form 10-K)

10.33	Credit Agreement, dated as of December 29, 2004, among Symbol, the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated December 29, 2004)

10.34	Guarantee and Collateral Agreement, dated as of December 29, 2004, among Symbol, the material subsidiaries therein and JPMorgan Chase Bank, N.A., in its capacity as collateral agent (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated December 29, 2004)

Number		Description

16		Letter, dated March 31, 2004, from Deloitte & Touche LLP to the United States Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K dated April 1, 2004)

21*		Subsidiaries

23	.1*	Consent of Ernst & Young LLP

23	.2*	Consent of Deloitte & Touche LLP

31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBOL TECHNOLOGIES, INC.
(Registrant)

By:	/s/ William R. Nuti

William R. Nuti
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Salvatore Iannuzzi Salvatore Iannuzzi	Director, Chairman of the Board of Directors	March 11, 2005

/s/ Robert J. Chrenc Robert J. Chrenc	Director	March 11, 2005

/s/ Edward Kozel Edward Kozel	Director	March 11, 2005

/s/ William R. Nuti William R. Nuti	President, Chief Executive Officer and Director (principal executive officer)	March 11, 2005

/s/ George Samenuk George Samenuk	Director	March 11, 2005

/s/ Melvin A. Yellin Melvin A. Yellin	Director	March 11, 2005

/s/ Mark T. Greenquist Mark T. Greenquist	Senior Vice President — Finance and Chief Financial Officer (principal financial officer)	March 11, 2005

/s/ James M. Conboy James M. Conboy	Vice President — Controller and Chief Accounting Officer (principal accounting officer)	March 11, 2005

Exhibit index

Number	Description

2.1	Agreement and Plan of Merger by and among Symbol, Marvin Acquisition Corp. and Matrics, dated as of July 26, 2004 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated September 15, 2004)

3.1	Certificate of Incorporation of Symbol Technologies, Inc., as amended (Incorporated by reference to Exhibit 3.1 to Symbol’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)

3.2	Amended and Restated By-Laws of Symbol (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 4, 2005)

4.1	Form of Certificate for Shares of the Common Stock of Symbol (Incorporated by reference to Symbol’s Form SE on March 3, 1999)

4.2	Rights Agreement, dated as of August 13, 2001, between Symbol and The Bank of New York, as Rights Agent, which includes the Form of Certificate of Designations with respect to the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock as Exhibit C (Incorporated by reference to Exhibit 4 to Symbol’s Current Report on Form 8-K dated August 21, 2001)

10.1	Form of 2008 Stock Purchase Warrant issued to certain directors (Incorporated by reference to Exhibit 10.1 to Symbol’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.2	1994 Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-78678 on Form S-8)

10.3	2000 Directors’ Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.4	2002 Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-89668 on Form S-8)

10.5	1997 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-89668 on Form S-8)

10.6	1997 Employee Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-73322 on Form S-8)

10.7	1991 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.1 to Symbol’s Annual Report on Form 10-K for the year ended December 31, 1991)

10.8	1990 Non-Executive Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of Symbol’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”))

10.9	2001 Non-Executive Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.9 on Form 10-K/ A for the year ended December 31, 2002)

10.10	Telxon Corporation 1990 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.9 of Symbol’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”))

10.11	Symbol Technologies, Inc. Executive Bonus Plan, as amended and restated (Incorporated by referenced to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.12	Symbol Technologies, Inc. 2004 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.13	Telxon Corporation 1990 Non-Employee Stock Option Plan (Incorporated by reference to Exhibit 10.10 of the 2002 Form 10-K)

10.14	2001 Non-Executive Stock Option Plan (Incorporated by reference to Exhibit 10.8 of Symbol’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”))

10.15	Employment Agreement by and between Symbol and Jerome Swartz, dated as of July 1, 2000 (Incorporated by reference to Exhibit 10.9 to the 2000 Form 10-K)

Number	Description

10.16	Separation, Release and Employment Agreement by and between Symbol and Jerome Swartz, dated as of July 7, 2003 (Incorporated by reference to Exhibit 10.13 of the 2002 Form 10-K)
10.17	Settlement Agreement by and between Symbol and Jerome Swartz, dated as of June 1, 2004 (Incorporated by reference to Exhibit 10.17 to Symbol’s Registration Statement on Form S-1 (File No. 333-119076) filed September 16, 2004 (the “Form S-1”))
10.18	Employment Agreement by and between Symbol and Leonard R. Goldner, dated as of December 15, 2000 (Incorporated by reference to Exhibit 10.11 to the 2000 Form 10-K)
10.19	Without Prejudice Resignation Agreement by and between Symbol and Leonard Goldner, dated as of June 30, 2003 (Incorporated by reference to Exhibit 10.15 to the 2002 10-K)
10.20	Tolling Agreement by and between Symbol and Leonard Goldner, dated as of June 9, 2004 (Incorporated by reference to Exhibit 10.1 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.21	Agreement by and between Symbol and Leonard Goldner, dated as of October 13, 2004, to extend tolling period under the Tolling Agreement, dated as of June 9, 2004 (Incorporated by reference to Exhibit 10.2 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.22	Employment Agreement by and between Symbol and William R. Nuti, dated as of March 31, 2004 (Incorporated by referenced to Exhibit 10.1 to Symbol’s Report on Form 8-K filed on April 1, 2004)
10.23	Employment Agreement by and between Symbol and William R. Nuti, dated as of July 15, 2002 (Incorporated herein by reference to Exhibit 10.1 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.24	Employment Agreement by and between Symbol and Richard Bravman, dated as of August 1, 2002 (Incorporated herein by reference to Exhibit 10.1 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.25	Letter Agreement by and between Symbol and Richard Bravman, dated as of March 1, 2004 (Incorporated herein by reference to Exhibit 10.19 of Symbol’s Annual Report on Form 10-K for the year ended December 31, 2003 the “2003 Form 10-K”)
10.26	Employment Agreement by and between Symbol and Tomo Razmilovic, dated as of February 14, 2002 (Incorporated by reference to Exhibit 10.12 to the 2001 Form 10-K)
10.27	Separation, Release and Non-Disclosure Agreement between Symbol and Tomo Razmilovic, dated as of February 14, 2002 (Incorporated by reference to Exhibit 10.13 to the 2001 Form 10-K)
10.28	Tolling Agreement by and between Symbol and Tomo Razmilovic, dated as of May 6, 2003 (Incorporated by reference to Exhibit 10.20 to the 2002 Form 10-K)
10.29	Agreement by and between Symbol and Tomo Razmilovic, dated as of March 18, 2004, to extend tolling period under the Tolling Agreement, dated as of May 6, 2003 (Incorporated by reference to Exhibit 10.27 to the Form S-1)
10.30	Executive Retirement Plan, as amended (Incorporated by reference to Exhibit 10.2 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.31	2002 Executive Stock Ownership and Option Retention Program, dated as of December 16, 2002 (Incorporated by reference to Exhibit 10.22 of the 2002 Form 10-K)
10.32	Summary of Symbol Technologies, Inc. Executive Bonus Plan (Incorporated by reference to Exhibit 10.13 of the 1999 Form 10-K)
10.33	Credit Agreement, dated as of December 29, 2004, among Symbol, the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated December 29, 2004)
10.34	Guarantee and Collateral Agreement, dated as of December 29, 2004, among Symbol, the material subsidiaries therein and JPMorgan Chase Bank, N.A., in its capacity as collateral agent (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated December 29, 2004)

Number		Description

16		Letter, dated March 31, 2004, from Deloitte & Touche LLP to the United States Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K dated April 1, 2004)

21	*	Subsidiaries

23	.1*	Consent of Ernst & Young LLP

23	.2*	Consent of Deloitte & Touche LLP

31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SYMBOL TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

      Symbol Technologies, Inc. and subsidiaries consolidated financial statements and financial statement schedules comprising Item 8 and Schedule II listed in the index at Item 15 of Annual Report on Form 10-K to Securities and Exchange Commission as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004.
      Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Symbol Technologies, Inc.
      We have audited the accompanying consolidated balance sheet of Symbol Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symbol Technologies, Inc. and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 1, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Symbol Technologies, Inc.
Holtsville, New York
      We have audited the accompanying consolidated balance sheet of Symbol Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Symbol Technologies, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
March 12, 2004

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Symbol Technologies, Inc.
      We have audited management’s assessment, included in Item 9A — Controls and Procedures — Management’s Report on Internal Control over Financial Reporting that Symbol Technologies, Inc. and subsidiaries (“Symbol”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symbol’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in Management’s Report on Internal Control over Financial Reporting, the Company has excluded from its assessment of internal control over financial reporting as of December 31, 2004, the internal controls of Matrics, which was acquired in September 2004. Matrics had net assets of $44 million (excluding $194 million of goodwill resulting from the purchase of Matrics) and an immaterial amount of revenues and net income as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Matrics.
      In our opinion, management’s assessment that Symbol maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Symbol maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Symbol as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 and our report dated March 1, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 1, 2005

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(Amounts in thousands, except
	per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$217,641	$150,017
Accounts receivable, less allowance for doubtful accounts of $9,385 and $13,946, respectively	113,658	152,377
Inventories, net	207,338	212,862
Deferred income taxes	179,844	182,571
Other current assets	24,286	36,204

Total current assets	742,767	734,031
Property, plant and equipment, net	241,508	210,888
Deferred income taxes	236,725	228,470
Investments in marketable securities	81,230	102,136
Goodwill	497,283	302,467
Intangible assets, net	45,404	33,729
Restricted cash	51,370	—
Other assets	34,082	34,797

Total assets	$1,930,369	$1,646,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$414,915	$490,666
Short term credit facility	100,000	—
Current portion of long-term debt	18,072	234
Deferred revenue	43,692	34,615
Income taxes payable	20,132	5,468
Accrued restructuring expenses	9,971	5,240

Total current liabilities	606,782	536,223
Long-term debt, less current maturities	176,087	99,012
Deferred revenue	25,122	19,729
Other liabilities	49,859	70,956
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00; authorized 10,000 shares, none issued or outstanding.	—	—
Series A Junior Participating preferred stock, par value $1.00, authorized 500 shares, none issued or outstanding	—	—
Common stock, par value $0.01; authorized 600,000 shares; issued 272,069 shares and 256,897 shares, respectively	2,721	2,569
Additional paid-in capital	1,484,093	1,342,229
Accumulated other comprehensive earnings, net	13,699	4,498
Deferred compensation	(15,642)	—
Accumulated deficit	(112,565)	(189,669)

	1,372,306	1,159,627
LESS:
Treasury stock at cost, 29,796 shares and 26,130 shares, respectively	(299,787)	(239,029)

Total stockholders’ equity	1,072,519	920,598

Total liabilities and stockholders’ equity	$1,930,369	$1,646,518

See notes to consolidated financial statements.

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands, except per share data)
REVENUE:
Product	$1,433,671	$1,223,853	$1,103,070
Services	298,452	306,425	298,547

	1,732,123	1,530,278	1,401,617
COST OF REVENUE:
Product cost of revenue	709,967	635,103	693,980
Services cost of revenue	213,118	219,926	219,985

	923,085	855,029	913,965

GROSS PROFIT	809,038	675,249	487,652

OPERATING EXPENSES:
Engineering	167,543	156,328	142,602
Selling, general and administrative	502,331	421,132	343,971
Stock based compensation expense/(recovery)(1)	2,234	17,087	(68,084)
(Recovery)/ provision for legal settlements	(21,400)	72,000	98,300
Restructuring and impairment charges	5,170	1,181	2,590
Write-off of acquired in-process research and development	12,800	—	—

	668,678	667,728	519,379

EARNINGS/(LOSS) FROM OPERATIONS	140,360	7,521	(31,727)

OTHER (EXPENSE)/ INCOME:
Interest income	3,507	2,969	2,322
Interest expense	(20,032)	(10,590)	(16,801)
Impairment of investments	—	(3,550)	(32,200)
Other (expense)/ income, net	(66)	7,551	16,676

	(16,591)	(3,620)	(30,003)

EARNINGS/(LOSS) BEFORE INCOME TAXES	123,769	3,901	(61,730)
Provision for/(benefit from) income taxes	41,922	606	(16,815)

Net earnings/(loss)	$81,847	$3,295	$(44,915)

EARNINGS/(LOSS) PER SHARE:
Basic	$0.34	$0.01	$(0.20)

Diluted	$0.33	$0.01	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	242,469	230,710	229,593

Diluted	246,166	236,449	229,593

(1)	If we had allocated stock based compensation expense/(recovery) to each of the respective line items the allocation would have been as follows:

Product cost of revenue	$710	$640	$192
Services cost of revenue	335	1,002	207
Engineering	140	2,740	(2,888)
Selling, general and administrative	1,049	12,705	(65,595)

	$2,234	$17,087	$(68,084)

See notes to consolidated financial statements

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

	Common Stock							Accumulated
	$0.01 Par Value							Other
			Additional				Comprehensive	Comprehensive
	Shares		Paid-In	Deferred	Accumulated	Treasury	Earnings	Earnings
	Issued	Amount	Capital	Compensation	(Deficit)	Stock	(Loss)	(Loss)	Total

	(Amounts in thousands, except per share data)

BALANCE, JANUARY 1, 2002	253,313	$2,533	$1,373,432	$—	$(138,827)	$(222,104)		$(15,919)	$999,115
Comprehensive loss:
Net loss	—	—	—	—	(44,915)	—	$(44,915)	—	(44,915)
Translation adjustments, net of tax	—	—	—	—	—	—	6,663	6,663	6,663
Unrealized gain/(loss) on available for sale securities and foreign currency cash flow hedges, net of tax	—	—	—	—	—	—	(3,840)	(3,840)	(3,840)

Total comprehensive loss	—	—	—	—	—	—	$(42,092)	—	—

Exercise of stock options	3,099	31	17,579	—	—	—		—	17,610
Exercise of warrants	177	2	912	—	—	—		—	914
Stock based compensation expense/ (recovery) under variable plan accounting	—	—	(68,084)	—	—	—		—	(68,084)
Treasury share activity	—	—	—	—	—	(26,092)		—	(26,092)
Re-issuance of treasury shares	—	—	(754)	—	—	11,720		—	10,966
Dividends paid	—	—	—	—	(4,598)	—		—	(4,598)

BALANCE, DECEMBER 31, 2002	256,589	2,566	1,323,085	—	(188,340)	(236,476)		(13,096)	887,739
Comprehensive earnings:
Net earnings	—	—	—	—	3,295	—	$3,295	—	3,295
Translation adjustments, net of tax	—	—	—	—	—	—	17,009	17,009	17,009
Unrealized gain/(loss) on available for sale securities and foreign currency cash flow hedges, net of tax	—	—	—	—	—	—	585	585	585

Total comprehensive earnings	—	—	—	—	—	—	$20,889	—	—

Stock option abeyance	—	—	10,539	—	—	—		—	10,539
Exercise of stock options	308	3	2,119	—	—	—		—	2,122
ESPP differential	—	—	6,137	—	—	—		—	6,137
Stock based compensation expense	—	—	349	—	—	—		—	349
Treasury share activity	—	—	—	—	—	(2,553)		—	(2,553)
Dividends paid	—	—	—	—	(4,624)	—		—	(4,624)

BALANCE, DECEMBER 31, 2003	256,897	$2,569	$1,342,229	$—	$(189,669)	$(239,029)		$4,498	$920,598

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

	Common Stock							Accumulated
	$0.01 Par Value							Other
			Additional				Comprehensive	Comprehensive
	Shares		Paid-In	Deferred	Accumulated	Treasury	Earnings	Earnings
	Issued	Amount	Capital	Compensation	(Deficit)	Stock	(Loss)	(Loss)	Total

	(Amounts in thousands, except per share data)

BALANCE, DECEMBER 31, 2003	256,897	$2,569	$1,342,229	$—	$(189,669)	$(239,029)		$4,498	$920,598
Comprehensive earnings:
Net earnings	—	—	—	—	81,847	—	$81,847	—	81,847
Translation adjustments, net of tax	—	—	—	—	—	—	11,446	11,446	11,446
Unrealized gain/(loss) on available for sale securities and foreign currency cash flow hedges, net of tax	—	—	—	—	—	—	(2,245)	(2,245)	(2,245)

Total comprehensive earnings	—	—	—	—	—	—	$91,048	—	—

Stock option abeyance	—	—	2,430	—	—	—		—	2,430
Exercise of stock options	13,273	133	114,210	—	—	—			114,343
Class action lawsuit settlement in shares	587	6	9,619	—	—	—		—	9,625
ESPP differential	—	—	(2,258)	—	—	—		—	(2,258)
Treasury share activity	—	—	—	—	—	(68,006)		—	(68,006)
Re-issuance of treasury shares	—	—	—	—	—	7,248		—	7,248
Deferred stock compensation	1,312	13	17,863	(15,642)	—	—		—	2,234
Dividends paid	—	—	—	—	(4,743)	—		—	(4,743)

BALANCE, DECEMBER 31, 2004	272,069	$2,721	$1,484,093	$(15,642)	$(112,565)	$(299,787)		$13,699	$1,072,519

See notes to consolidated financial statements

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$81,847	$3,295	$(44,915)
ADJUSTMENTS TO RECONCILE NET EARNINGS/ (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and equipment	54,248	52,949	56,460
Other amortization	23,549	15,838	12,877
Provision for losses on accounts receivable	3,514	7,564	15,975
Provision for inventory writedown	16,189	20,132	26,339
(Recovery) provision for legal settlements	(21,400)	72,000	98,300
Write-off of acquired in-process research and development	12,800	—	—
Non cash restructuring, asset impairment and other charges	15,964	4,433	46,774
Non cash stock based compensation expense/(recovery)	4,468	17,087	(65,092)
Loss on sale of property, plant and equipment	3,803	2,751	3,031
Unrealized holding loss/(gain) on marketable securities	20,758	(46,549)	17,090
(Decrease)/increase in fair value of derivative	(19,622)	39,311	(37,787)
Deferred income taxes provision (benefit)	15,627	(6,232)	(22,964)
Tax benefit on exercise of stock options and warrants	25,665	439	139
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS OF ACQUISITIONS AND DIVESTITURES:
Accounts receivable	32,546	3,588	(25,572)
Inventories	(5,867)	33,522	51,320
Other assets	(573)	(1,239)	5,835
Net proceeds (payments) from lease securitizations	6,695	9,395	(3,930)
Accounts payable and accrued expenses	(59,268)	(7,447)	54,471
Accrued restructuring expenses	(7,323)	(1,708)	(6,692)
Other liabilities and deferred revenue	20,899	14,636	(4,189)

Net cash provided by operating activities	224,519	233,765	177,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of companies purchased, net of cash acquired	(239,329)	(14,993)	(10,796)
Restricted cash	(51,012)	—	—
Proceeds from sale of property, plant and equipment	3,550	1,381	4,243
Purchases of property, plant and equipment	(91,574)	(60,573)	(34,703)
Investments in intangible and other assets	(3,479)	(5,083)	(2,376)

Net cash used in investing activities	(381,844)	(79,268)	(43,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and long-term debt	453,505	—	—
Repayment of notes payable and long-term debt	(253,714)	(86,782)	(51,837)
Repurchase of convertible notes and debentures	—	—	(84,432)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	47,212	4,178	15,074
Acquisition of treasury shares	(26,590)	(5,110)	(8,772)
Dividends paid	(4,743)	(4,624)	(4,598)

Net cash provided by/(used in) financing activities	215,670	(92,338)	(134,565)

Effects of exchange rate changes on cash and cash equivalents	9,279	11,737	6,483

Net increase in cash and cash equivalents	67,624	73,896	5,756
Cash and cash equivalents, beginning of year	150,017	76,121	70,365

Cash and cash equivalents, end of year	$217,641	$150,017	$76,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID (RECEIVED) DURING THE YEAR FOR:
Interest	$26,867	$11,132	$15,598
Income taxes	$15,006	$4,698	$(11,513)
See notes to consolidated financial statements

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements as of
December 31, 2004 and 2003 and for the
years ended December 31, 2004, 2003 and 2002
(amounts in thousands, except per share data)

1.	Summary of significant accounting policies
      a. Description of business and principles of consolidation
      Symbol Technologies, Inc., The Enterprise Mobility Company™, and subsidiaries deliver products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, mobile computing platforms, wireless infrastructure, mobility software and services programs under the Symbol Enterprise Mobility Services brand. The Consolidated Financial Statements include the accounts of Symbol Technologies, Inc. and its majority-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. References herein to “Symbol,” “Company,” “we,” “us,” or “our” refer to Symbol Technologies, Inc. and its subsidiaries unless the context specifically states or implies otherwise.
      b. Cash and cash equivalents
      Cash and cash equivalents include highly liquid investments with original maturities of three months or less and consist primarily of money market funds and time deposits at December 31, 2004 and 2003. Such investments are stated at cost, which approximates market value and were $98,005 and $63,021 at December 31, 2004 and 2003, respectively. These investments are not subject to significant market risk.
      Restricted cash at December 31, 2004 of $51,370 represents two deposits, plus interest. One amount of $50,358 at December 31, 2004 collateralizes a bond serving as security for the trial court judgment against Telxon and Symbol for Telxon vs. SmartMedia of Delaware, Inc. pending appeal. The cash is held in a trust and is restricted as to withdrawal or use, and is currently invested in a short-term certificate of deposit (See note 14d). The second amount at December 31, 2004 of $1,012 is an interest-bearing letter of credit pledged as a supplier bond. Interest income earned from these investments are recognized by the Company.
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

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      e. Property, plant and equipment
      Property, plant and equipment are recorded at cost. Depreciation and amortization is provided on a straight-line basis over the following estimated useful lives:

Buildings and improvements	15 to 40 years
Machinery and equipment	3 to 7 years
Furniture, fixtures and office equipment	3 to 10 years
Computer hardware and software	3 to 7 years
Leasehold improvements (limited to terms of the leases)	2 to 10 years
Transportation	5 years
      f. Goodwill and intangible assets
      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and indefinite life intangible assets acquired in a business combination will no longer be amortized but rather be subject to an assessment for impairment at least annually using a prescribed fair-value-based test. We, therefore, stopped amortizing goodwill and adopted the provisions of this Statement effective January 1, 2002. We performed an impairment analysis in 2004, 2003 and 2002 as required by SFAS No. 142, and concluded that the carrying amount of goodwill was not impaired (see Note 6).
      Patents and trademarks, including costs incurred in connection with the protection of patents, are amortized using the straight-line method over six years. The Company does not have any indefinite-life intangible assets. Finite-life intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An asset is impaired if its estimated undiscounted cash flow to be produced by such asset is less than the asset carrying value. An impairment loss is recognized for an intangible asset to the extent that the asset’s carrying value exceeds its fair value.
      g. Research and development including software development costs
      Research and development costs are charged to expense as incurred and are included as a component of engineering costs. Such costs, including charges for overhead, were $125,100, $108,800 and $72,845 for the years ended December 31, 2004, 2003 and 2002, respectively. Software development costs are expensed as incurred until a working model has been established. After a working model is established, any additional costs would be capitalized in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed.” To date, no software development costs have been capitalized, as such costs have not been significant and we believe our current process for developing this software is essentially completed concurrently with the establishment of a working model.
      h. Investments

Marketable securities
      All marketable equity securities are classified as either “available-for-sale” or “trading” under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized gains and losses, net of tax, related to available-for-sale securities are included in accumulated other comprehensive earnings or loss within stockholders’ equity. Unrealized gains and losses on trading securities, realized gains and losses on trading and available for sale securities and unrealized other than temporary losses on available for sale securities are reflected in other income in the Consolidated Statements of Operations. We evaluate the carrying value of our investments in marketable equity securities considered available-for-sale as required under the provisions of SFAS No. 115.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

Non-marketable securities
      We account for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of income or losses and distributions. The Company records its share of the investees’ earnings or losses in other income (expense) in the Consolidated Statements of Operations. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for the other-than-temporary declines in fair value or additional investments.
      i. Long-lived assets
      We review our long-lived assets, other than goodwill, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. We determined recoverability of the assets by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset was expected to generate. If such cash flows do not equal or exceed the carrying value, we will recognize an impairment equal to the amount by which the carrying amount exceeded the discounted value of expected cash flows (fair value) of the asset.
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
      k. Revenue recognition
      We sell our products and systems to end users for their own consumption as well as to value-added resellers, distributors and original equipment manufacturers (OEMs or channel partners). Channel partners may provide a service or add componentry in order to resell our product to end users. Revenue from the direct sale of our products and systems to end users and OEMs is recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The recognition of revenues related to sales of our products or systems to our value-added resellers is dependent upon the reseller’s ability to pay for the product without reselling it to the end user. Sales to resellers that are financially sound are recognized when products are shipped to the resellers, the title and risk of loss has passed to the reseller, the sales price is fixed or determinable and collectibility is reasonably assured. Sales to resellers that lack economic substance or cannot pay for our products without reselling them to their customers are recognized when the revenue is billed and collected. Revenue on sales to distributors is recognized when our products and systems are sold by the distributor to its customer. Rebates are recorded as a reduction of product revenues when earned by our customers. Outbound shipping charges to our customers are included in our product sales. Rebates for the years ended December 31, 2004, and 2003 were approximately $33,100, and $23,000, respectively. Included in accounts payable and accrued expenses as of December 31, 2004 and 2003 was $18,169 and $13,161 related to rebates.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      The Services business is comprised of three integrated elements: mobility services, professional services and customer services.
      The mobility and professional services offerings include design, consulting and implementation of Symbol products and solutions. These services are generally billed on a fixed fee basis and revenue is recognized when the services are completed due to the short term nature of such services.
      Customer services offerings, includes time and material services, spare part sales and maintenance service contracts. Time and material services are typically ordered by customers for equipment which is not under a maintenance service contract and which is in need of repair. These arrangements provide payment to Symbol based on direct labor hours at fixed rates plus the cost of materials. Revenue is recognized once the product has been repaired and shipped to the customer, when there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured. Revenue from sales that lack evidence of an arrangement are recognized when services are rendered and are billed and collected.
      Spare part sales encompasses the sale of spare parts/ accessories to third parties. Revenue is recognized when parts and accessory orders are fulfilled and shipped to the customer, when there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured. Revenue from sales that lack evidence of an arrangement are recognized when services are rendered and are billed and collected.
      Maintenance service contract revenues are recognized when there is persuasive evidence of an arrangement, the services are rendered, the price is fixed or determinable and collectibility is reasonably assured, generally over the contract term. Revenue from these contracts that lack evidence of an arrangement are recognized when billed and collected and services are rendered.
      When a sale involves multiple elements, such as sales of products that include services, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged by us when the same element is sold separately. In addition, installation services are not considered by the Company to be a separate unit of accounting and accordingly, the Company defers revenue associated with its product offerings until the installation is completed and customer acceptance is obtained.
      We record a provision for estimated future product returns based on our historical experience of similar product returns from our customers.
      l. Guarantees and product warranties
      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclosure and recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements of FIN 45 are applicable to the Company’s product warranty liability.
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

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      The following table illustrates the changes in our warranty reserves for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002

Balance, beginning of year	$20,828	$15,034	$12,556
Charges to expense — cost of revenue	27,225	34,559	39,249
Revisions in estimates	—	2,800	—
Utilization/payment	(27,097)	(31,565)	(36,771)

Balance, end of year	$20,956	$20,828	$15,034

      m. Income taxes
      Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We evaluate the likelihood of recovering our deferred tax assets and the adequacy of the related valuation allowance by estimating sources of taxable income and the impact of tax planning strategies. Realization of our deferred tax assets is dependent on our ability to generate sufficient future taxable income.
      Research, experimental and other tax credits are accounted for by the flow-through method. The cumulative amount of undistributed earnings of foreign subsidiaries at December 31, 2004 approximates $95,000. We do not provide deferred taxes on undistributed earnings of foreign subsidiaries since these earnings are considered indefinitely reinvested. If it was intended that these earnings were not reinvested, the Company does not expect that, over time, recording deferred taxes would result in significant incremental taxes since the majority of foreign earnings were subject to income tax at rates approximating the U.S. federal corporate income tax rate.
      On October 22, 2004 the President signed the American Jobs Creation Act of 2004 (“AJCA”). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on analysis to date, we expect to repatriate up to $95,000 in accordance with this temporary incentive. The resulting tax impact of repatriation cannot be reasonably estimated at this time. We expect to finalize our assessment of this new provision by September 30, 2005.
      n. Earnings/(loss) per share
      Basic earnings/(loss) per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common and potentially dilutive common shares (options, warrants and restricted shares) outstanding during the period computed in accordance with the treasury stock method.
      o. Stock-based compensation
      As permitted by the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we apply the intrinsic value method as described in Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our employee stock based compensation plans. Generally, no compensation cost has been recognized for the fixed portion of our plans. However, as described in Note 15, during 2004 and 2003, compensation expense has been recognized related to options of certain current and former associates

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
and stock purchases under our Employee Stock Purchase Plan (“ESPP”). Also during 2002, compensation expense has been recognized for certain options granted through July 30, 2002.
      The following table illustrates the effect on net earnings/(loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Year Ended December 31,

	2004	2003	2002

Net earnings/(loss) — as reported	$81,847	$3,295	$(44,915)
Stock based employee compensation expense/(recovery) included in reported net earnings/ (loss), net of related tax effects	1,605	6,702	(41,872)
Less total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,407)	(20,510)	(21,034)

Pro forma net earnings/(loss)	$62,045	$(10,513)	$(107,821)

Earnings/(loss) per share:
Basic — as reported	$0.34	$0.01	$(0.20)
Diluted — as reported	0.33	0.01	(0.20)
Basic — pro forma	0.26	(0.05)	(0.47)
Diluted — pro forma	$0.25	$(0.05)	$(0.47)
      The weighted average fair value of options granted during 2004, 2003, and 2002 was $7.91, $7.02, and $4.53 respectively. In determining the fair value of options and stock purchase warrants granted for purposes of calculating the pro forma results disclosed above, we used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 2.8 percent for 2004 and 2003, 4.0 percent for 2002 an expected option life of 4.5, 4.7 and 4.7 years for 2004, 2003 and 2002 respectively, an expected volatility of 61 percent for 2004 and 2003 and 59 percent for 2002 and a dividend yield of 0.14 percent per year. As required by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation.
      p. Derivative instruments, foreign currency and hedging activities
      Assets and liabilities of foreign subsidiaries where the local currency is the functional currency are translated at year-end exchange rates. Changes arising from translation are recorded in the accumulated other comprehensive earnings/(loss) component of stockholders’ equity. Results of operations are translated using the average exchange rates prevailing throughout the year. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations for the periods presented and are not material.
      We follow the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies as a cash flow hedge. For derivatives qualifying as cash flow hedges, the effective portion of changes in fair value of the derivative instrument is recorded as a component of other comprehensive earnings/(loss) and is reclassified to earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion (representing the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged transaction) is recognized in earnings as it occurs. For fair value hedges, changes in fair value of the derivative, as well as the offsetting changes in fair value of the hedged item, are recognized in earnings each period.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      We formally designate and document each derivative financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for entering into the hedge transaction upon inception. We also assess whether the derivative financial instrument is effective in offsetting changes in the fair value or cash flows of the hedged item. We did not recognize any gain or loss related to hedge ineffectiveness in 2004, 2003 or 2002.
      We do not use derivative financial instruments for trading purposes. All of our hedges qualify for either cash flow or fair value hedge accounting, other than a portion of our embedded equity collar contained in the private Mandatorily Exchangeable Contract for Shared Appreciation Income Linked Securities (“SAILS”) arrangement (See Note 5) as the related Cisco shares have been designated as trading securities. However, the aforementioned portion of the embedded equity collar and the related Cisco shares result in an economic hedge as it effectively manages a large portion of the fluctuation in the Cisco shares designated as trading securities. Accordingly, any change in fair value of this embedded equity collar between reporting dates is recognized through operations in other income. In addition, the change in market value of Cisco shares, designated as trading securities, between reporting dates is recognized through operations in other income. As of April 1, 2003, we designated a portion of the embedded equity collar as a fair value hedge of our Cisco shares designated as available-for-sale securities.
      We also utilize derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments denominated in foreign currencies from our international subsidiaries. These derivative instruments are designated as either fair value or cash flow hedges, depending on the exposure being hedged, and have maturities of less than one year. Gains and losses on these derivative financial instruments and the offsetting losses and gains on hedged transactions are reflected in the Consolidated Statements of Operations as a component of cost of revenue. Such (losses) and gains were $(1,736), $315, and $(1,666) for the years ended December 31, 2004, 2003 and 2002, respectively. We do not use these derivative financial instruments for trading purposes.
      As of December 31, 2004 and 2003, respectively, we had $70,632 and $40,673 in notional amounts of forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. These contracts are primarily denominated in British pounds, Euros, Australian dollars, Canadian dollars and Japanese yen and have been marked to market each year with the resulting gains and losses included in the Consolidated Statement of Operations. The fair value of these forward exchange contracts was $(3,629) and $107 as of December 31, 2004 and 2003 respectively, which was recorded in current liabilities and current assets, respectively.
      q. Segment information
      We follow the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting information about operating segments. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. (See Note 18)
      r. Use of estimates
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

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      s. Fair value of financial instruments
      The fair value of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate cost because of their short maturities. The fair value of investments in marketable securities is determined using quoted market prices.
      t. Concentrations of credit risk
      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable.
      Credit is extended to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit assessments of our customers and maintain an allowance for doubtful accounts.
      Revenues from one of our distribution partners, in our product division, represents approximately 16%, 13% and 10% of our consolidated revenue for the years ended December 31, 2004, 2003 and 2002, respectively. Accounts receivable from one of our customers represented approximately 11% of our consolidated accounts receivable at December 31, 2004.
      u. Recently issued accounting pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
      Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.
      Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      We plan to adopt Statement 123(R) using the modified-prospective method.
      As permitted by Statement 123(R), we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123(R) as described in the disclosure of pro forma net income and earnings per share shown in letter o. above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such tax deductions were $25,665, $439, and $139 in 2004, 2003 and 2002, respectively.
      Based on the release of Statement 123(R), we plan on amending our Employee Stock Purchase Program (“ESPP”) to reduce the discount of the price of the shares purchased by employees in the ESPP from its current discount of 15% to a discount of 5% and we will also eliminate the look-back period currently utilized to determine the price of the shares purchased. These changes will allow the ESPP to continue to be non compensatory, which will result in no compensation expense to be recorded by us in our statement of operations when we implement Statement 123(R).

2.	Acquisitions
      a. Brazil acquisition
      During the second quarter of 2002, we entered into an agreement with the owners of Seal Sistemas e Technologia Da Informacao Ltda. (“Seal”), a Brazilian corporation that had operated as a distributor and integrator of our products since 1987. The agreement resulted in the termination of distribution rights for Seal and the creation of a majority-owned subsidiary of the Company that would serve as the Brazilian distributor and customer service entity (“Symbol Brazil”). In accordance with the terms of the agreement, the owners of Seal acquired a 49 percent ownership interest in Symbol Brazil.
      Terms of the agreement included payments to the minority shareholders that range from a minimum of $9,550 to a maximum of $14,800 contingent upon the attainment of certain annual net revenue levels of Symbol Brazil. In the event that none of the specified revenue levels are attained, the minimum earnout payment is payable no later than March 31, 2009. With each earnout payment, we will obtain a portion of Symbol Brazil’s shares owned by the minority shareholders such that we will ultimately own 100 percent of Symbol Brazil no later than March 31, 2009. We loaned an entity affiliated with the minority shareholders $5,000 at the time of the agreement, which was due on the date the first earnout payment is triggered. The present value of net future minimum earnout payments of $4,550 amounted to $1,992 and was recorded as part of the purchase price resulting in a total purchase price of $6,992. Any additional earnout payments will be accounted for as additional purchase price and recorded as goodwill.
      Management allocated the purchase price and considered a number of factors and, as a result of such procedures, the total purchase price has been classified as goodwill. We have not shown the pro-forma effects of this acquisition as the results of operations of the acquired company prior to our acquisition was immaterial in relation to our Consolidated Financial Statements.
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
      The minority interest in earnings of operations of Symbol Brazil was immaterial for the years ended December 31, 2004 and 2003 and the period post acquisition through December 31, 2002, respectively.
      b. Covigo acquisition

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      In July 2003, we purchased all of the outstanding common and preferred shares of Covigo, Inc. (“Covigo”), a creator of software used in developing and deploying mobile computing applications, for approximately $12,500. The acquisition is expected to enhance and expand the range of such applications that Symbol offers. The acquisition was accounted for as a purchase and accordingly, Covigo’s operating results since the acquisition date have been included in Symbol’s Consolidated Financial Statements. Covigo became part of the Company’s Product segment. The assets acquired and liabilities assumed have been recorded at their estimated fair values.
      The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition

Current assets	$137
Property, plant and equipment	60
Deferred income taxes	7,665
Purchased software (five-year life)	3,200
Customer relationship (five-year life)	200
Goodwill	4,709
Other assets	18
Liabilities	(3,480)

$12,509

      We have not shown the pro forma effects of this acquisition as the results of operations of the acquired company prior to our acquisition was immaterial in relation to our consolidated financial statements.
      c. Imageware Technologies, Inc.
      In January 2003, we completed the purchase of certain software and related assets from Imageware Technologies, Inc. for an initial purchase price of $750. On March 16, 2004, we terminated the agreement with Imageware and paid $375 in termination fees associated with ending the Imageware agreement and accordingly, have written off this investment.
      d. Cuesol, Inc.
      In January 2003, we purchased 216 shares of voting common stock in Cuesol, Inc. (“Cuesol”) for $1,000. Cuesol creates wireless, customer-interactive solutions that empower retailers to communicate with customers on an individual basis. Since our investment is less than 20 percent and we lack the ability to exercise significant influence over Cuesol, we account for this investment using the cost method.
      e. Trio Security, Inc.
      In June 2004, we purchased all of the issued and outstanding capital stock of Trio Security, Inc. (“Trio”), a privately held designer and developer of next generation security solutions for enterprise networks to enable mobile applications for handheld devices, for $600, excluding $60 of transaction costs. Pursuant to the acquisition agreement, $500 of the purchase price was paid in June 2004 and $100 was paid in July 2004. The acquisition is expected to enable, enhance and expand the range of applications for which Symbol products can be used. The acquisition was accounted for as a purchase and accordingly, Trio’s operating results since the acquisition date have been included in Symbol’s financial statements. Trio became part of the Company’s Product segment. The assets acquired and liabilities assumed have been recorded at their estimated fair values. All of the purchase price has been allocated to goodwill.
      We have not shown the pro forma effects of this acquisition as the results of operations of the acquired company prior to our acquisition was immaterial in relation to our consolidated financial statements.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      f. Matrics, Inc.
      On September 9, 2004, we consummated the acquisition of privately held Matrics, Inc. (“Matrics”). Based in Rockville, Maryland, Matrics is a leader in developing Electronic Product Code (“EPC”)-compliant Radio Frequency Identification (“RFID”) systems. RFID is a next generation data capture technology that utilizes small tags that emit radio signals. Attaching a tag to products or assets allows for remote reading of information relevant to the asset. While similar to a bar code, RFID does not require physical contact between the reader and the tag, or even a line of sight, it provides the ability to capture more data more efficiently and is beneficial in areas such as supply chain management, asset tracking and security. We believe the acquisition of Matrics is an important step in executing our plan to be a leader in RFID, and will expand our product offerings.
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
      The aggregate purchase price of $237,858 consisted of $230,000 in cash payments to the sellers and $7,858 in transaction costs, primarily professional fees. The purchase price was funded from borrowings under the $250,000 short-term credit facility (see note 12b).
      The results of Matrics have been included in Symbol’s consolidated financial statements since September 9, 2004, the acquisition date. Shown below is the purchase price allocation, which summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets		$12,778
Deferred income taxes		16,605
Other assets		763
Identifiable intangible assets:
Proprietary technology and know how (4 year useful life)	$5,700
Patents (4 year useful life)	3,500
Customer relationships (5 year useful life)	4,700
Covenants not to compete (1.5 year useful life)	600

Total identifiable intangible assets		14,500
In-process research and development		12,800
Goodwill		194,358
Deferred tax liability		(5,583)
Other liabilities assumed		(8,363)

Net assets acquired		$237,858

      In accordance with FASB Interpretation No. 4 “Applicability of FASB Statement No. 2 to Business Combination Accounted for by the Purchase Method”, the $12,800 allocated to acquired in-process research and development was written off immediately following the acquisition. The write-off of the in-process

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
research and development was related to our product segment. Current assets above includes acquired cash of $3,431.
      The amount allocated to in-process research and development represented a portion of the total value of the acquired assets. We believe the Matrics acquisition is an important step in executing our plan to be a leader in RFID and will expand our offerings in the advanced data capture industry.
      Our assumptions for IPR&D were based on our estimate of the present value of the cash flows arising from each of the material research and development projects that Matrics was investing in at the time of closing. Each project was evaluated based on the income approach. With the exception of the proprietary manufacturing process, this was achieved by discounting cash flows to be derived from the sales of the products to their present value. For the proprietary manufacturing process, the income approach was used by estimating the gross margin benefit from the technology and discounting the cash flows from that gross margin benefit. The values allocated to the IPR&D and the technology assets acquired were based upon several factors including the generation of the technology acquired, the estimated lives and future revenue and costs associated with the technology.
      The products included in IPR&D ranged from the early stages of development to the latter stages of development at the time of acquisition. A discount rate ranging from 23% to 30% was used for the projects to account for various risks, including the technical risk, the risk that customers will not desire to purchase the product, the risk around significant price erosion, the risk of commercializing the technology, the risk that even once successfully commercialized the technology may not yield the gross margin benefit and for the broader market risk associated with the adoption of RFID.
      The following unaudited pro forma consolidated financial information for the years ended December 31, 2004 and, 2003, give effect to the acquisition as if it had been consummated as of the earliest period presented, after giving effect to the following adjustments (i) amortization of acquired intangible assets (ii) Symbol’s financing costs, consisting of interest expense on the $250,000 short term credit facility that would have been incurred had the acquisition occurred as of January 1, 2003 and the amortization of the debt issuance costs over the term (one-year) of the short term credit facility and (iii) the related income tax effects.

	Years Ended December 31,

	2004	2003

Revenue	$1,739,308	$1,533,949
Net earnings/(loss)	$66,091	$(21,858)
Diluted earnings/(loss) per share	$.27	$(.09)
      The unaudited pro forma consolidated financial information is presented for comparative purposes only and is not intended to be indicative of the actual results that would have been achieved had the transaction been consummated as of the dates indicated above, nor does it purport to indicate results that may be attained in the future.

3.	Inventories

	December 31,	December 31,
	2004	2003

Raw materials	$57,946	$66,500
Work in progress	26,845	24,422
Finished goods	122,547	121,940

	$207,338	$212,862

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      The amounts shown above are net of inventory reserves of $55,247 and $109,331 as of December 31, 2004 and 2003, respectively, and include inventory accounted for as consigned of $61,005 and $34,564 as of December 31, 2004 and 2003, respectively.

4.	Property, plant and equipment.net

	December 31,	December 31,
	2004	2003

Land	$7,343	$10,057
Buildings and improvements	70,362	72,380
Machinery and equipment	130,603	121,530
Furniture, fixtures and office equipment	44,264	41,821
Computer hardware and software	247,121	198,658
Leasehold improvements	23,090	18,169
Transportation	4,250	—

	527,033	462,615
Less: Accumulated depreciation and amortization	(285,525)	(251,727)

	$241,508	$210,888

5.	Investment in marketable securities
      As a result of the November 2000 acquisition of Telxon Corporation, we obtained 4,166.1 shares of Cisco Systems, Inc. common stock (the “Cisco shares”). We also obtained two derivative financial instruments related to the Cisco shares (referred to collectively herein as the “Collar”). The Collar essentially hedged our risk of loss on the Cisco shares by utilizing purchased put options. Conversely, the Collar arrangement also limited the potential gain by employing written call options.
      In January 2001, we sold 6.1 of the Cisco shares and simultaneously terminated the existing Collar and entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities (“SAILS”) arrangement (see Note 12(e) with a highly rated financial institution for the remaining 4,160 shares. These shares had a market value of $80,288 and $100,797 at December 31, 2004 and 2003, respectively. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in Investment in Marketable Securities in the Consolidated Balance Sheets. The SAILS contain an embedded equity collar, which effectively manages a large portion of our exposure to fluctuations in the fair value of our holdings in the Cisco shares. At maturity, the SAILS will be exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS No. 133 and the change in fair value of this derivative between reporting dates is recognized as other income/(expense). As there is a legal right of offset, the derivative has been combined with the debt instrument and is included in long-term debt in the Consolidated Balance Sheets.
      Approximately 3,411.2 of the Cisco shares are economically hedged in conjunction with the SAILS arrangement and are classified as trading securities. However, because these securities collateralize the long-term debt underlying the SAILS arrangement, they have been classified as non-current assets. The changes in market value of these trading securities and related derivative instrument of approximately $2,600, $(1,140), and $16,275 for the years ended December 31, 2004, 2003, and 2002, respectively, have been included in other (expense)/income in the Consolidated Statements of Operations. The remaining 748.8 Cisco shares are classified as available-for-sale securities in accordance with SFAS No. 115 and on April 1, 2003 a portion of the embedded equity collar described above was designated as a fair value hedge of these securities. To the

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
extent the collar is effective, the change in fair value of the Cisco shares classified as available for sale securities are recorded as a component of other income or expense rather than as other comprehensive income. The change in fair value of the embedded equity collar is also recorded as a component of other income or expense.
      Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, recorded as a component of accumulated other comprehensive earnings/(loss). Information regarding marketable securities classified as available-for-sale is presented in the table below:

	December 31,	December 31,
	2004	2003

Cost basis	$10,090	$10,090
Gross unrealized holding (loss) gain on available-for-sale securities	(29)	119
Gross unrealized holding gain on hedged available-for-sale securities	5,333	9,069

Aggregate fair market value	$15,394	$19,278

      Based on the provisions of SFAS No. 115 and the evidence reviewed, we determined that there were no declines in market value for these investments which were other than temporary in 2004, 2003 and 2002.
      Information regarding marketable securities classified as trading securities is presented in the table below:

	December 31,	December 31,
	2004	2003

Cost basis	$142,844	$142,844
Gross unrealized holding losses on trading securities	(77,008)	(59,986)

Aggregate fair market value	$65,836	$82,858

6.	Goodwill and other intangible assets
      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	Products	Services	Total

Balance as of January 1, 2003	$244,014	$57,009	$301,023
Covigo acquisition	4,709	—	4,709
Translation adjustments	3,274	818	4,092
@POS goodwill adjustments(1)	(4,511)	(1,128)	(5,639)
Sweden earnout payment	709	—	709
Telxon goodwill adjustments	(1,942)	(485)	(2,427)

Balance as of December 31, 2003	$246,253	$56,214	$302,467
Acquisition of Matrics	194,358	—	194,358
Brazil Acquisition	1,552	253	1,805
Trio acquisition	660	—	660
Translation adjustments	2,038	417	2,455
Telxon goodwill adjustments(2)	(4,462)	—	(4,462)

Balance as of December 31, 2004	$440,399	$56,884	$497,283

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

(1)	Adjustment related to recording certain deferred tax assets in connection with the acquisition.

(2)	To adjust Telxon goodwill for previously recorded valuation allowance booked on acquisition.
      Other than goodwill, finite life intangible assets, all of which are subject to amortization, consist of the following:

	December 31, 2004		December 31, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Patents, trademarks and tradenames	$39,160	$(18,433)	$35,080	$(24,670)
Purchased technology	33,500	(13,988)	27,800	(9,652)
Other	9,100	(3,935)	7,250	(2,079)

	$81,760	$(36,356)	$70,130	$(36,401)

      These assets have estimated useful lives ranging from 1.5 to 8 years. Amortization expense for these assets was $10,918, $10,220 and $6,849 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated future amortization expense for the above finite life intangible assets, assuming no additions or writeoffs, for each of the years ending December 31, is as follows:

2005	$12,767
2006	10,153
2007	9,652
2008	8,440
2009	3,031
Thereafter	1,361

$45,404

7.	AirClic transactions
      In November 2000, we invested $35,000 in and licensed certain intellectual property to AirClic Inc. (“AirClic”), a business which allows wireless devices to scan bar codes and transmit data to the Internet. In return, we received convertible preferred stock of AirClic. We do not currently have the right to convert the preferred stock into common stock of AirClic and our ability to do so in the future is subject to certain contractual restrictions. As we do not have the ability to exercise significant influence over AirClic, we account for this investment using the cost method. We periodically test the carrying value of this investment for impairment. In consideration of the outlook of AirClic’s business, the general decline in the economy and the decline in information technology spending in 2002, we determined that the decline in the value of our investment in AirClic was other than temporary in June 2002. We wrote down the carrying amount of the investment to its estimated fair value of $2,800 by recording an impairment of the investment of $32,200 which is shown as a component of other income/(expense) in the Consolidated Statements of Operations in 2002. In January 2003, we invested an additional $750 in AirClic in exchange for convertible preferred stock. This additional investment was also accounted for under the cost method and increased our investment in AirClic to $3,550. In March 2003, AirClic received additional financing from other investors but the negative outlook for AirClic’s business and the lack of a rebound in the information technology sector and the economy in general prompted us to record an additional impairment charge of $3,025 related to this investment during the three months ended March 31, 2003. We subsequently wrote off our remaining investment in AirClic of $525 by September 2003.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
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
      In February 2002, we loaned $1,000 to our former Chief Executive Officer, Director and Vice Chairman of the Board of Directors. This loan bore interest at an annual rate of LIBOR plus 100 basis points, which approximated 2.4 percent at July 15, 2004, the date that the loan was paid off in full, including accrued interest.
      In addition, we also loaned our former Chief Executive Officer, Director and Vice Chairman of the Board of Directors $500 in October 1999. This loan bore interest at an annual rate of 7 percent and on July 15, 2004, the loan was paid off in full, including accrued interest.
      In January 2003, we loaned $500 to our Senior Vice President, Corporate Development. At the time of the loan, he was not considered to be an “officer” as such term is defined in Rule 16a-1(f) of the Exchange Act and for purposes of Section 16(a) of the Exchange Act. This loan was non-interest bearing and was repaid in full as of March 1, 2004. He became an officer of the Company as defined in Rule 16a-1(f) of the Exchange Act and for purposes of Section 16(a) of the Exchange Act on March 10, 2004.
      The purpose of these loans were for relocation expenses and the purchase of new residences in connection with their employment by Symbol. These loans were unsecured and were classified as other assets in the Consolidated Balance Sheet as of December 31, 2003.

9.	Lease securitizations
      During 2000, we entered into a $50,000 lease receivable securitization agreement. This agreement matured on December 31, 2003, and was subsequently extended until December 31, 2005. During the years ended December 31, 2004 and 2003, we securitized approximately $0 and $7,275, respectively, of our lease receivables in accordance with the terms of the agreement. Losses on lease securitizations during 2004, 2003 and 2002 were approximately $0, $273 and $610, respectively. For a discussion of retained interest, see Note 1(j).
      Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during 2004 and 2003 (weighted based on principal amounts securitized) were as follows:

	As of December 31,

	2004		2003

Prepayment rate	N/A	(1)	N/A	(1)
Weighted-average remaining life (in years)	N/A	(2)	2.75
Expected credit losses	N/A	(2)	$ 73
Discount rate	N/A	(2)	9 percent

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      The following table presents the fair values of retained interest as of December 31, 2004 and 2003, along with key economic assumptions used to derive the values as of year-end. The table also presents the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in the listed economic assumptions:

	As of December 31,

	2004	2003

Fair value of retained interest	$3,849	$8,720
Weighted-average remaining life (in years)	1.24	1.72
Prepayment speed assumption	N/A (1)	N/A (1)
Impact on fair value of 10 percent adverse change	—	—
Impact on fair value of 20 percent adverse change	—	—
Expected credit losses (annual rate)	1.0%	1.0%
Impact on fair value of 10 percent adverse change	$3,839	$8,695
Impact on fair value of 20 percent adverse change	$3,829	$8,671
Discount rate	9.0%	9.0%
Impact on fair value of 10 percent adverse change	$3,824	$8,652
Impact on fair value of 20 percent adverse change	$3,800	$8,585

(1)	Our lease portfolios historically have not been subject to prepayment risk.

(2)	No lease securitizations were completed during 2004.
      These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on a 10 percent and 20 percent variation in assumptions generally cannot easily be extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in the above table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each securitization pool. At December 31, 2004 and 2003, static pool net credit losses for leases securitized were not material.
      The table below summarizes certain cash flows received from/(paid to) securitization trusts:

	Year Ended
	December 31,

	2004	2003

Proceeds from new securitizations	$—	$4,400
Collections used by the trust to purchase new balances in revolving securitizations	6,695	11,440
Servicing fees received	200	356
Purchases of delinquent assets	(581)	(44)

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      The table below presents information about delinquencies and components of reported and securitized financial assets at December 31, 2004 and 2003:

	2004		2003

	Total	Delinquent	Total	Delinquent
	Principal	Principal	Principal	Principal
	Amount	over	Amount	over
	of Leases	90 Days	of Leases	90 Days

Leases held in portfolio	$3,031	$2,469	$2,750	$2,368
Leases held for securitization	3,839	8	969	—
Leases securitized	10,305	38	27,728	78

Total leases managed	$17,175	$2,515	$31,447	$2,446

      Leases securitized of $10,305 and $27,728 at December 31, 2004 and 2003, respectively, is comprised of our retained interest in future cash flows of those leases measured at fair value of $3,849 and $8,720, respectively, and the financial institution’s interest in those leases of $6,456 and $19,008 respectively, and is shown as a component of other assets on the Consolidated Balance Sheets.
      We monitor our potential credit risk associated with lease securitizations and provide for an allowance for doubtful accounts which is maintained at a level that we believe is sufficient to cover potential losses on leases securitized. Credit losses historically have not been material.

10.	Accounts payable and accrued expenses

	December 31,	December 31,
	2004	2003

Accounts payable	$91,413	$104,305
Accrued compensation, fringe benefits and related payroll taxes	88,667	71,765
Accrued litigation	86,625	179,000
Accrued professional fees	19,408	11,805
Accrued warranty	20,956	20,828
Accrued rebates	18,169	13,161
Other accrued expenses	89,677	89,802

	$414,915	$490,666

11.	Restructuring and impairment charges
      a. Telxon acquisition
      We recorded certain restructuring, impairment and merger integration related charges related to our Telxon acquisition during 2001 and 2002. Approximately $61 relating to lease obligations was included in accrued restructuring expenses as of December 31, 2003. During the year ended December 31, 2004, $53 was paid and as of December 31, 2004, $8 remained in accrued restructuring expenses.
      b. Manufacturing transition
      In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East contract manufacturing partners. As a result of these activities, we incurred restructuring charges during 2002 and 2001. During the first quarter of 2004, the Company entered into a sub-lease arrangement at its Bohemia, New York facility and recorded the anticipated sub-lease income of approximately $2,861 as a reduction of the lease obligation cost, which had been previously recorded in 2001. This amount has been recorded as a reduction to product cost of revenue

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
during the first quarter of 2004. Included in accrued restructuring expenses as of December 31, 2004 is $623 of net lease obligations relating to these manufacturing restructuring charges.

		Lease
	Workforce	Obligation
	Reductions	Costs	Total

Balance at December 31, 2001	$—	$10,282	$10,282
Additional provision (reduction)	4,843	(3,477)	1,366
Utilization/payments	(4,843)	(1,211)	(6,054)

Balance at December 31, 2002	—	$5,594	5,594
Utilization/payments	—	(1,238)	(1,238)

Balance at December 31, 2003	—	4,356	4,356
Anticipated sub-lease income adjustment	—	(2,861)	(2,861)
Utilization/payments	—	(872)	(872)

Balance at December 31, 2004	$—	$623	$623

      c. Global services transition
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
      In connection with the global services transition, the Company recorded additional provisions of $8,795 during 2004 which relate to lease obligation costs net of sub-lease income and further work force reductions. These amounts have been recorded as a component of service cost of revenue in the year ended 2004. These restructuring activities are expected to be completed in 2005.
      d. General and administrative restructuring
      During the second quarter of 2004, the shared services organization initiated restructuring activities that included the consolidating and transitioning of back office transactional activities to the Czech Republic. The costs associated with this restructuring relate to workforce reductions. The total amount incurred in connection with this restructuring activity was $5,025 in 2004, all of which was recorded as a component of operating expenses. These restructuring activities are expected to be completed in the first quarter of 2005. Further shared service restructuring activities are being considered and future benefits are not yet defined, therefore, we cannot reasonably estimate the remaining cost expected to be incurred.
      e. In 2003, we initiated additional restructuring activities to exit buildings that were acquired with the acquisition of @POS and Covigo, Inc. The costs associated with this restructuring relate primarily to lease obligation costs, adjusted for anticipated sub-lease income. The total amount incurred in connection with this restructuring activity was $958, all of which was recorded as a component of operating expenses. These restructuring activities were completed by September 30, 2003. During the fourth quarter of 2004, we

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
recorded an adjustment of $145 for @POS sub-lease assumptions that did not occur. This was recorded as a component of operating expense.
      Details of the global services transition and general and administrative restructuring charges and remaining balances as of December 31, 2004 are as follows:

		Lease	Asset
	Workforce	Obligation	Impairments
	Reductions	Costs	and other	Total

Balance of December 31, 2002	$—	$—	$—	$—
Provision — cost of revenue	3,429	2	208	3,639
Provision — operating expenses	137	721	323	1,181
Utilization/payments	(3,487)	(151)	(359)	(3,997)

Balance at December 31, 2003	$79	$572	$172	$823
Provision — cost of revenue	5,160	3,585	50	8,795
Provision — operating expenses	5,025	145	—	5,170
Foreign Exchange	—	—	1,060	1,060
Utilization/payments	(4,867)	(1,497)	(144)	(6,508)

Balance at December 31, 2004	$5,397	$2,805	$1,138	$9,340

      A summary of the combined restructuring, impairment and related charges (reductions) incurred in each period are as follows:

	Year Ended December 31,

	2004	2003	2002

Product cost of revenue (Manufacturing)	$(2,861)	$—	$(3,477)
Product cost of revenue (Manufacturing)	—	—	3,020
Product cost of revenue	—	3,639	—
Service cost of revenue	8,795	—	—

Total cost of revenue	5,934	3,639	(457)

Workforce reductions	5,025	137	1,823
Other	145	1,044	767

Restructuring and impairment charges	$5,170	$1,181	$2,590

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

12.	Long-term debt

	December 31,	December 31,
	2004	2003

Senior Secured Term Loan Facility(a)	$100,000	$—
Senior Secured Revolving Credit Facility(a)	100,000	—
Short-term financing: short-term credit facility(b)	—	—
Prior Revolving Credit Facility(c)	—	—
Secured Installment Loan(d)	10,369	—
SAILS exchangeable debt(e)	83,727	98,927
Other(f)	63	319

Total debt	294,159	99,246
Less: Current maturities	118,072	234

	$176,087	$99,012

(a)	On December 29, 2004, we entered into our new credit facility to be used (i) to repay in full our outstanding senior indebtedness, comprised of the short-term credit facility and our prior revolving credit facility; (ii) for working capital and general corporate purposes; and (iii) to pay certain fees and expenses incurred in connection with such transactions. Pursuant to our new credit facility, the lenders severally agreed to provide us the following: (a) a senior secured term loan facility in an aggregate principal amount of $100,000 and (b) a senior secured revolving credit facility in an aggregate principal amount of up to $150,000 with a $20,000 sub limit available for letters of credit. Our new credit facility is secured on a first priority basis by (i) a pledge of all of the capital stock or other equity interests of our domestic subsidiaries, (ii) a pledge of 65% of the capital stock or other equity interests of selected overseas subsidiaries located in the United Kingdom, the Netherlands and Japan, (iii) 100% of the capital stock of the manufacturing entity in Reynosa, Mexico and all of its other assets and (iv) all our other domestic assets (other than real estate) and the stock of our domestic subsidiaries.

On December 29, 2004, we borrowed $100,000 on the term loan facility and $100,000 on the revolving credit facility. The term loan facility is payable at approximately $11,111 per quarter, which commences on December 15, 2005 through the term loan maturity date of December 30, 2007. The revolving credit facility matures on December 30, 2009. The revolving credit facility is classified as short term on the Consolidated Balance Sheet as our intention is to pay it off currently. We incurred approximately $3,600 of deferred financing costs related to the new credit facility. The interest rate on the new credit facility is the greater of (i) the prime rate and (ii) the federal funds rate plus 0.5%, plus, in both cases, the applicable margin for U.S.-based loans. For Eurodollar-based loans, the rate is the adjusted LIBO rate (defined as the LIBO rate multiplied by the statutory reserve rate) plus the applicable margin. The applicable margin is based upon our leverage ratio (defined as the ratio of our total indebtedness to our consolidated EBITDA for the period of the most recent four fiscal quarters) plus 0.25% to 1% for U.S.-based loans and 1.25% to 2% for Eurodollar-based loans. The interest rate on our new credit facility, which includes our term loan facility and revolving credit facility, was 6.0% at December 31, 2004. The new credit facility contains a number of security and financial covenants, we are in compliance with all covenants as of December 31, 2004.

(b)	On September 9, 2004, in connection with the acquisition of Matrics, we entered into a short-term credit facility in the amount of $250,000. The short-term credit facility, which was a senior unsecured borrowing, initially had an annual interest rate of three-month LIBOR plus 400 basis points and matured on September 9, 2005. The annual interest rate increased by 100 basis points on November 1, 2004 and would have increased by an additional 50 basis points at the end of each one-month period thereafter

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

until September 9, 2005, but would not have exceeded 11.5% (or 13.5% if there have been an event of default). If the short-term credit facility was not repaid in full prior to September 9, 2005, it may have been converted to exchange notes pursuant to an indenture that would have matured on September 9, 2011. This facility contained a number of security and financial covenants. On December 29, 2004, this facility was replaced by the new credit facility referred to in (a) above. We wrote off approximately $6,300 of deferred financing costs when this facility was paid off on December 29, 2004.

(c)	Through September 15, 2003, we had a $350,000 unsecured revolving credit facility with a syndicate of U.S. and international banks. These borrowings bore interest at either LIBOR plus 75 and 100 basis points at September 15, 2003 (which approximated 1.86 percent at such date), or the base rate of the syndication agent bank, contingent upon various stipulations by the lender, which approximated 4.0 percent at September 15, 2003. As a result of the length of time necessary to restate our financial statements beginning on September 16, 2003, we would have been in violation of one of the covenants of our credit agreement that requires the timely filing of financial statements with the SEC. On September 15, 2003, we reached an agreement with the bank group and obtained a waiver to provide us additional time to become current with our periodic filings with the SEC. Under the revised credit agreement, the credit facility was reduced from $350,000 to $100,000 and we voluntarily agreed to limit our usage of the credit facility to $50,000 until such time as we became current with our periodic filings. In addition, we pledged our U.S. trade receivables and agreed to retain $75,000 of unencumbered, worldwide cash until that time.

In November 2003, this credit facility was replaced with a $30,000 secured credit line which expired in May 2006. These borrowings which were secured by U.S. trade receivables bore interest at either LIBOR plus 200 basis points which approximated 3.1% at December 31, 2003 or, the base rate of the syndication agent bank, which approximated 4.0% at December 31, 2003. As of December 31, 2003, there were no borrowings outstanding under the secured credit line. On February 27, 2004, this credit facility was increased to $45,000 with the same interest provisions. On March 16, 2004, this credit facility was increased to $60,000 with the same interest provisions. On December 29, 2004, this facility was replaced by the new credit facility referred to in (a) above.

(d)	On March 31, 2004, we entered into a purchase money secured installment loan with a bank for $13,825. The loan is payable in four semiannual installments of $3,655, including interest, commencing October 1, 2004. The proceeds received under the loan were used to finance the purchases of certain software. The fixed interest rate on this installment loan is 5.33%. This installment loan is collateralized by the purchased software.

(e)	In order to provide additional liquidity to be used for general corporate purposes, including the repayment of debt outstanding under our revolving credit facility and to effectively lock in the gain recognized upon the sale of our Cisco shares, while avoiding a tax liability in January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities (“SAILS”) with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition (see Note 5). This debt has a seven-year maturity and bears interest at a cash coupon rate of 3.625 percent of the original notional amount of debt of $174,200. At maturity, the SAILS are exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar arrangement were approximately $262,246. The SAILS contain an embedded equity collar, which effectively manages a large portion of our exposure to fluctuations in the fair value of our holdings in Cisco common stock. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS 133. The change in fair value of this derivative between reporting dates is recognized as other income. The derivative has been combined with the debt instrument in long-term debt as there is a legal right of offset in accordance with FASB Interpretation No. 39, “Offsetting of

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

Amounts Related to Certain Contracts.” Since inception, the gross SAILS liability remains unchanged at $174,200. The derivative asset was valued at $90,473 and $75,273 on December 31, 2004 and 2003, respectively. The net SAILS liability, when offset by the derivative asset, represents $83,727 and $98,927 of the total long-term debt balance outstanding at December 31, 2004 and 2003, respectively. We have the option to terminate the SAILS arrangement prior to its scheduled maturity. If we terminate the SAILS arrangement prior to its scheduled maturity by delivering our Cisco common stock our cash payment would not exceed the present value of our future coupon payments at the time of termination. At the present time, we do not anticipate terminating the SAILS arrangement prior to its scheduled maturity date.

(f)	We have available $25,000 in uncommitted U.S. dollar and foreign currency lines of credit with several global banks with a range of borrowing rates and varying terms that continue until such time as either party wishes to terminate the agreements. As of December 31, 2004, there were no outstanding borrowings under these agreements. The remaining balances in other long-term debt of $63 and $319 at December 31, 2004 and 2003, respectively, represent capital lease obligations and various other loans maturing through 2007.

Based on the borrowing rates currently available to us for bank loans with similar terms, the fair values of borrowings under the Credit Agreement, senior notes and promissory notes, approximate their carrying values.

Our capital lease obligations are included in long-term debt in the Consolidated Balance Sheets. The combined aggregate amount of long-term debt and capital lease maturities for each of the years ending December 31 are as follows:

2005	$118,072
2006	47,906
2007	44,449
2008	83,732

Total	$294,159

13.	Income taxes
      The provision for (benefit from) income taxes consists of:

	For the Year Ended December 31,

	2004	2003	2002

CURRENT:
Federal	$11,630	$52	$—
State and local	7,721	—	—
Foreign	6,944	6,786	6,149

	26,295	6,838	6,149

DEFERRED:
Federal	20,829	(12,114)	(23,402)
State and local	(137)	3,306	(2,836)
Foreign	(5,065)	2,576	3,274

	15,627	(6,232)	(22,964)

Total provision for (benefit from) income taxes	$41,922	$606	$(16,815)

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      The components of income before income taxes are as follows for the three years ended December 31:

	For the Year Ended December 31,

	2004	2003	2002

United States	$115,165	$(24,796)	$(72,662)
International	8,604	28,697	10,932

	$123,769	$3,901	$(61,730)

      A reconciliation between the statutory U.S. Federal income tax rate and our effective tax rate is as follows:

	For the Year Ended December 31,

	2004		2003		2002

		% of		% of		% of
	Amount	Pretax	Amount	Pretax	Amount	Pretax

Statutory U.S. Federal rate provision (benefit)	$43,319	35.0%	$1,365	35.0%	$(21,605)	(35.0)%
State taxes, net of federal tax effect	4,930	4.0	2,149	55.1	(1,843)	(3.0)
Tax credits	(10,181)	(8.2)	(5,892)	(151.1)	(4,491)	(7.2)
Writeoff of In Process R&D	4,480	3.6	—	—	—	—
Non-deductible fines	12,250	9.9	1,750	44.9	—	—
Extraterritorial income exemption	(4,254)	(3.4)	(1,037)	(26.6)	—	—
Income of foreign subsidiaries taxed at differing tax rates	(22)	(0.1)	(757)	(19.4)	1,064	1.7
Change in valuation allowance	(8,346)	(6.7)	2,180	55.9	6,166	10.0
Non-deductible compensation	92	0.1	370	9.5	2,895	4.7
Other non-deductible items	634	0.5	564	14.5	580	0.9
Other, net	(980)	(0.8)	(86)	(2.3)	419	0.7

	$41,922	33.9%	$606	15.5%	$(16,815)	(27.2)%

      Our effective tax rate will change from year to year based on recurring factors including the geographical mix of income before taxes, state and local taxes, the ratio of permanent items to pretax book income and the implementation of various global tax strategies, as well as nonrecurring events.
      Net tax (costs)/benefits of $28,400 in 2004, $(12,419) in 2003 and $16,650 in 2002 were recorded directly through equity which included net tax benefits related to currency translations, unrealized losses on available for sale securities and certain employee benefit plans. In addition, net tax benefits of $15,299 were recorded as part of a reduction of goodwill in connection with the Matrics and Telxon acquisitions.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      The components of our deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows:

	At December 31,

	2004	2003

Deferred tax assets:
Receivables	$64,114	$46,220
Inventory	17,893	49,226
Accrued compensation and associate benefits	19,341	36,793
Other accrued liabilities	81,253	80,296
Accrued restructuring and severance costs	1,046	400
Deferred revenue-current	—	16,102
Deferred revenue-long term	9,616	—
Purchased technology and other intangibles	130,204	20,777
Property, plant and equipment	4,307	1,764
Cumulative translation adjustments	2,357	157
Net operating loss carryforwards	115,639	164,048
Capital loss carryforwards	12,965	12,493
Tax credit carryforwards	88,012	96,169
Charitable contribution carryforwards	1,046	2,114
Other, net	1,281	5,510

Total deferred tax assets	549,074	532,069
Valuation allowance	(37,288)	(43,936)

Net deferred tax assets	511,786	488,133

Deferred tax liabilities:
Investments	(69,027)	(57,095)
Net investment in sales-type leases	(4,314)	(5,991)
Deferred revenue-long-term	(9,113)	(5,244)
Deferred patent and product development costs	—	(8,762)
Property, plant and equipment	(12,763)	—

Total deferred tax liabilities	(95,217)	(77,092)

Net deferred income tax assets	$416,569	$411,041

      Amounts recognized as deferred tax assets in the Consolidated Balance Sheets consists of:

	At December 31,

	2004	2003

Current	$179,844	$182,571
Non-current	236,725	228,470

Total	$416,569	$411,041

      We have available federal, state and foreign net operating loss carryforwards of approximately $283,259, $583,501 and $7,290, respectively, at December 31, 2004. Such loss carryforwards expire in accordance with provisions of applicable tax law and have remaining lives ranging from 1 to 20 years and $6,544 of these loss carryforwards have no expiration date. Certain loss carryforwards are more likely than not to expire unused.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      We also have a capital loss carryforward of approximately $36,010 for federal and state jurisdictions at December 31, 2004. Such loss carryforward expires in 4 years in accordance with provisions of applicable tax laws.
      We also have available federal, state and foreign credit carryforwards of approximately $78,692, $8,880 and $440, respectively, at December 31, 2004. Such credits have expiration dates ranging from 1 to 20 years, and $21,346 of these credits has no expiration date. Certain credit carryforwards are more likely than not to expire unused.
      The valuation allowance decreased by $6,648 during 2004 and increased by $12,500 during 2003. The 2004 decrease relates to foreign tax credits which the Company expects to utilize based on the current forecasts and an increase in the foreign tax credit carryforward period from 5 to 10 years pursuant to AJCA. This decrease is slightly offset by an increase in the valuation allowance for state and local loss carryforwards that are more likely than not to expire. The increase in 2003 relates to limitations on federal net operating loss carryforwards and tax credits of acquisitions, as well as, foreign tax credits and state and foreign loss carryforwards that are more likely than not to expire before they can be utilized. Subsequent recognition of a substantial portion ($30,908) of the deferred tax asset relating to such net operating loss and tax credit carryforwards against which a valuation allowance has been recorded would result in a reduction of goodwill recorded in connection with the Telxon, @POS and/or Covigo acquisitions.

14.	Commitments and contingencies
      a. Lease agreements
      The combined aggregate amount of required future minimum rental payments under non-cancelable capital and operating leases for each of the years ending December 31 are as follows:

	Capital	Operating
	Leases	Leases

2005	$49	$22,709
2006	—	19,031
2007	—	16,582
2008	—	13,779
2009	—	10,634
Thereafter	—	27,727

Total minimum payments	49	$110,462
Less amounts representing interest	1

Present value of future lease payments	48
Less current portion	48

Long-term capital lease obligation	$—

      Rent expense under operating leases was $21,238, $19,979 and $17,103 for the years ended December 31, 2004, 2003 and 2002, respectively.
      b. Employment contracts
      We have, or had, executed employment contracts with certain senior executives that vary in length, for which we have a minimum commitment aggregating approximately $4,736 and $5,519 at December 31, 2004 and 2003, respectively. In February 2002, our former President and Chief Executive Officer announced his retirement. In connection therewith, we recorded a pre-tax compensation and related benefits charge of $8,597

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
in 2002 which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
      c. Letters of credit and purchase commitments
      At December 31, 2004, we had outstanding letters of credit of $3,118 and $16,882 of unused letters of credit. As of December 31, 2004 and 2003, we have included in our accrued liabilities $4,094 and $1,110 respectively, for purchase commitments for which a loss was recognized.
      d. Legal matters
      We are a party to lawsuits in the normal course of business. Litigation in the normal course of business, as well as the lawsuits and investigations described below, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings and government investigations are difficult to predict. Unless otherwise specified, Symbol is currently unable to estimate, with reasonable certainty, the possible loss, or range of loss, if any, for the lawsuits and investigations described herein. An unfavorable resolution to any of the lawsuits or investigations described below could have a material adverse effect on Symbol’s business, results of operations or financial condition.
Government investigations
      In May 2001, in response to an inquiry from the SEC, we retained a law firm to conduct an internal investigation into certain allegations concerning our accounting practices, focusing on specific transactions with two of our customers but also including a limited review of other large transactions. The law firm retained an accounting firm to assist it in the investigation. We subsequently discovered that this investigation was hindered by certain of our former employees. As a result of actions by these former employees, the SEC expressed dissatisfaction with the investigation.
      In March 2002, we retained a second law firm to conduct a wide-ranging internal investigation into our accounting practices. The investigation was conducted over a period of approximately eighteen months with the assistance of an outside forensic accounting team. The SEC and the United States Attorney’s Office for the Eastern District of New York (“Eastern District”) commenced separate but related investigations relating to our accounting practices.
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
      In addition, the internal investigation uncovered efforts by certain then employees, including certain members of then management, to impede both the initial and second internal investigations. The employees responsible for directing such conduct resigned or were terminated.
      The investigation found that, in addition to the specific items of misconduct giving rise to the need for the restatement, there was a failure by our former management to establish an appropriate control environment, and there were significant failures in our internal controls and procedures resulting from numerous causes,

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
including inadequate hiring of qualified and experienced personnel, insufficient training and supervision of personnel, a decentralized accounting structure for operations in the United States and inadequate systems and systems interfaces. The investigation also found instances in which some members of former management and sales and finance-related employees devoted insufficient attention and resources to ensuring accurate accounting and financial reporting. As the guilty pleas of three former senior members of our finance group illustrate, there were also instances in which such activity rose to the level of criminal misconduct. All of the members of senior management who were primarily responsible for the errors and irregularities underlying the restatement either have been terminated from employment at Symbol as part of the internal investigation or have left Symbol, including Tomo Razmilovic, one of our former Presidents, Chief Executive Officers and directors, and Kenneth Jaeggi, our former Senior Vice President and Chief Financial Officer. We assembled a new management team and appointed new board members beginning in mid-2002.
      In November 2002, we announced the unaudited, preliminary expected magnitude of the anticipated restatement of our financial statements, and updated that information on several occasions over the subsequent eleven months. Accordingly, the selected financial data for 1998, 1999, 2000 and 2001, financial statements for the years ended December 31, 2000 and 2001, and unaudited selected quarterly information for each of the four quarters of 2001 and the first three quarters of 2002 were restated in our 2002 Annual Report on Form 10-K/ A.
      In connection with our accounting practices various class action lawsuits were filed against us and certain of our former management and our former board of directors in March 2002, March 2003 and May 2003. For more information see “— Securities litigation matters.”
      On June 3, 2004, we announced that we resolved the investigation by the Eastern District relating to our past accounting practices by entering into a non-prosecution agreement with the Eastern District. As a result of this non-prosecution agreement, no criminal complaint will be filed against us. In addition, on June 3, 2004, we announced an agreement with the SEC to resolve allegations against us relating to our past accounting practices that were under investigation by the SEC. Pursuant to the agreements with the Eastern District and the SEC, we have paid a total of $37,000 in cash to a restitution fund for members of the class consisting of purchasers of our common stock from February 15, 2000 to October 17, 2002, and $3,000 to the United States Postal Inspection Service Consumer Fraud Fund. In addition to these payments, the non-prosecution agreement included an acknowledgement by us that between 1999 and 2002, as a result of the actions of certain of our former employees, we (a) violated federal criminal law in connection with accounting practices involving improper sales transactions, unsupported and fictitious accounting entries and the manipulation of our accounting reserves and expenses; and (b) filed and caused to be filed materially false and misleading financial statements and other documents with the SEC. As part of the non-prosecution agreement, we agreed to continue our cooperation with the Eastern District and the SEC, and to implement remedial measures, including, but not limited to, retaining an independent, government-approved examiner to review our internal controls, financial reporting practices and our compliance with the settlement agreements and establishing and maintaining an annual training and education program designed to diminish the possibility of future violations of the federal securities laws. If we violate the agreement with the Eastern District or the SEC or commit or attempt to commit other violations, such as accounting offenses that were not the subject of the investigations, we will be subject to federal criminal charges. Pursuant to the non-prosecution agreement we have waived certain defenses that may have otherwise been available to us in the event of a federal criminal charge, including the statute of limitations, and will be subject to prosecution for any offense, including any offense related to our past accounting practices. In addition, in the event of a violation of the agreement and a federal criminal charge, statements that were made by or on behalf of us to the Eastern District, SEC and the Postal Inspection Service, including the acknowledgments of responsibility described above, will be deemed admissible in evidence and certain evidentiary rules will not be available to us. Pursuant to the agreement with the SEC, the SEC filed, and the court has approved, a Final Consent Judgment in the Eastern District of New York providing for injunctive relief, enjoining us from further violations of the antifraud, reporting, books and

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
records and internal control provisions of the federal securities laws, and a civil penalty in the amount of $37,000, as described above. We paid both the $37,000 and the $3,000 to the United States Postal Inspection Service Consumer Fraud Fund prior to June 30, 2004.
      On October 26, 2004, the Company issued a press release announcing its financial results for the third quarter 2004. On November 8, 2004, the Company issued a second press release, revising some of the previously reported numbers. The revised numbers included a reduction of approximately $13.3 million in revenue for the nine months ending September 30, 2004, as compared to the results previously reported in the press release of October 26, 2004. The November 8, 2004 press release stated that the Company had discovered certain discrepancies in the amount of inventory at a distributor as well as inventory on hand that affected its previously-announced results. On November  15, 2004, the Company filed its Form 10-Q for the third quarter of 2004.
      The non-prosecution agreement between the Company and the United States Attorney’s Office for the Eastern District of New York, described previously, provides that should the Company violate the agreement or commit a crime in the future, the Company would be subject to prosecution for any offense, including any offense related to the Company’s past accounting practices. The Company has retained outside counsel to investigate the facts and circumstances surrounding the erroneous numbers included in the October 26, 2004 press release. The Company has been cooperating with the informal requests made by the Eastern District and by the SEC regarding this matter, including whether Symbol has complied with the injunction entered into in connection with its June 2004 settlement with the SEC and the non-prosecution agreement with the Eastern District. There can no assurance that these events will not give rise to an enforcement action or other proceeding brought by the Eastern District or SEC.
Securities litigation matters
      On June 3, 2004, we announced our settlement of the Pinkowitz, Hoyle and Salerno class action lawsuits, which are described below. Under the settlement, we agreed to pay to the class members an aggregate of $1,750 in cash and an aggregate number of shares of common stock having a market value of $96,250, subject to a minimum and maximum number of shares based upon the volume-weighted moving average trading price of our common stock for the five day period immediately prior to our payment of the common stock to the class (“Determined Price”). If the Determined Price is greater than $16.41 per share, then we will issue 5,865.3 shares of our common stock to the class. If the Determined Price is between $16.41 per share and $11.49 per share, then we will issue to the class the number of shares of common stock equal to a market value of $96,250 divided by the Determined Price. If the Determined Price is less than $11.49 per share, we will issue 8,376.8 shares of our common stock to the class. The settlement also provides that we have the right to pay up to an additional $6.0 million in cash to reduce the number of shares of our common stock that we are required to deliver in an amount equal to the amount of additional cash divided by the Determined Price. If (i) there occurs any event that would lead to the de-listing of our common stock or our board of directors recommends the approval of a tender offer for the purchase of a majority of our common stock or (ii) the Determined Price is less than $11.90 per share, then the lead counsel for the plaintiffs can require us to place into escrow the number of shares that would otherwise be payable to the class and would have the right to sell all or any portion of the escrowed shares and invest such proceeds until distribution to the class. If we do not deliver our common stock as required by the settlement agreement within the ten days of such requirement, the lead counsel for the plaintiffs may terminate the settlement agreement. The court held a fairness hearing regarding the settlement on October 4, 2004 and approved the fairness of the settlement by an order entered on October 20, 2004. On November 17, 2004, we delivered 586.5 shares, or 10% of the settlement amount (at $16.41 per share), as satisfaction of the plaintiffs’ attorneys’ fees, pursuant to the court’s order. We expect to deliver the balance of the shares required to be issued under the settlement of 5,278.8 shares in the first half of 2005. As of December 31, 2004, the Company has reflected $86,625 as accrued litigation costs in its current liabilities. For every $1.00 per share above $16.41 per share on the date the shares are issued, an additional

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
non-cash litigation charge of approximately $5.3 (pre-tax) and $3.2 (after-tax) will be required to be recorded in our statements of operations in 2005.
      In addition to the payments described above, the $37,000 civil penalty imposed by the SEC, which we have already paid, will be distributed to the class. Also, as part of the settlement, Dr. Jerome Swartz, our co-founder and former chairman, has paid $4,000 in cash to the class to settle the claims against him in the Pinkowitz and Hoyle class action lawsuits.

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
      The Hoyle and Salerno complaints were brought on behalf of a class of former shareholders of Telxon Corporation (“Telxon”) who obtained our common stock in exchange for their Telxon stock in connection with our acquisition of Telxon in November 2000. The complaint alleges that the defendants violated the federal securities laws by issuing a Registration Statement and Joint Proxy Statement/ Prospectus in connection with the Telxon acquisition that contained materially false and misleading statements that had the effect of artificially inflating the market price of our securities. These cases are subject to the settlement agreement described above.
Smart Media litigation

Telxon v. Smart Media of Delaware, Inc.
      On December 1, 1998, Telxon filed suit against Smart Media of Delaware, Inc. (“SMI”) in the Court of Common Pleas for Summit County, Ohio in a case seeking a declaratory judgment that Telxon did not contract to develop SMI’s products or invest approximately $3,000 in SMI’s business and that it did not fraudulently induce SMI to refrain from engaging in business with others or interfere with SMI’s business relationships. On March 12, 1999, SMI filed its answer and counterclaim denying Telxon’s allegations and alleging counterclaims against Telxon for negligent misrepresentation, estoppel, tortious interference with business relationship and intentional misrepresentation and seeking approximately $10,000 in compensatory damages, punitive damages, fees and costs. In addition, William Dupre, an individual employed by SMI at that time, asserted similar counterclaims against Telxon. In November 2000, Symbol acquired Telxon with these claims still pending.
      On September 17, 2003, the jury awarded approximately $218,000 in damages against Telxon, of which approximately $6,000 was awarded to Mr. Dupre. The court denied Telxon’s motions for judgment in its favor notwithstanding the verdict, for a new trial and for a reduction in the amount of the jury verdicts. On May 6, 2004, the court entered judgment against Telxon for approximately $218,000 in damages, plus statutory interest from the date of the verdicts and granted a motion to add Symbol as a counterclaim defendant with

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
respect to the counterclaims asserted by Mr. Dupre. Prior to these court rulings, SMI withdrew its motion to add Symbol as a counterclaim defendant with respect to the counterclaims asserted by SMI. We and Telxon have filed notices of appeal of these rulings and the related verdicts. Symbol and Telxon have deposited approximately $50,000 into an interest-bearing court escrow account to stay execution of the judgment against both Symbol and Telxon pending resolution of the appeal. Symbol and Telxon have filed their opening briefs on appeal. SMI and Mr. Dupre filed their responsive briefs on or about January 31, 2005 and Symbol and Telxon are due to respond on or before March 15, 2005.
      Our available cash, including cash available under our existing lines of credit, may not be sufficient to pay jury verdicts of this size and we would need to obtain additional financing in order to pay the judgment entered against Telxon in this matter. In addition, we currently have not recorded any liability in our consolidated financial statements with respect to the jury verdicts and the judgment entered as we believe that, in accordance with the relevant guidance set forth in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” an unfavorable outcome of this litigation is not probable at this time. However, there can be no assurance that we will not be found to be ultimately liable for the full amount of the judgment, plus statutory interest from the date of the verdicts. In the event we are found liable, and the judgment is not paid, we would be in violation of the terms of our new credit facility.
Pending patent and trademark litigation

Metrologic Instruments, Inc. v. Symbol Technologies, Inc.
      On June 19, 2003, Metrologic Instruments, Inc. (“Metrologic”) filed a complaint against us in the United States District Court, District of New Jersey, alleging patent infringement and breach of contract, and seeking monetary damages of approximately $2,300 (as of March 31, 2004) and termination of the cross-licensing agreement between the parties. We answered the complaint and asserted counterclaims for declaratory judgments of invalidity and noninfringement of Metrologic’s patents and for non-breach of the cross-licensing agreement. We intend to defend the case vigorously on the merits.

Symbol Technologies, Inc. et al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnership
      On July 21, 1999, we and six other members of the Automatic Identification and Data Capture industry (“Auto ID Companies”) jointly initiated a lawsuit against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (“Lemelson Partnership”). The suit was commenced in the United States District Court, District of Nevada in Reno, Nevada, but was subsequently transferred to the federal court in Las Vegas, Nevada. In the litigation, the Auto ID Companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment are invalid, unenforceable and not infringed.
      The Lemelson Partnership has contacted many of the Auto ID Companies’ customers demanding a one-time license fee for certain so-called “bar code” patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. We have received many requests from our customers asking that we undertake the defense of these claims using our knowledge of the technology at issue, and the other Auto ID Companies have received similar requests. Certain of our customers have requested indemnification against the Lemelson Partnership’s claims from us, and certain customers of the other Auto ID Companies have requested similar indemnification from them, individually and/or collectively with other equipment suppliers. We believe that generally we have no obligation to indemnify our customers against these claims and that the patents being asserted by the Lemelson Partnership against our customers with respect to bar code equipment are invalid, unenforceable and not infringed.
      On January 23, 2004, the court concluded that Lemelson’s patent claims are unenforceable under the equitable doctrine of prosecution laches; that the asserted patent claims as construed by the court are not

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
infringed by us because use of the accused products does not satisfy one or more of the limitations of each and every asserted claim; and that the claims are invalid for lack of enablement even if construed in the manner urged by Lemelson. The court entered its judgment in favor of Symbol and the other Auto ID Companies on January 23, 2004. The Lemelson Partnership filed several post-trial motions all of which were denied by the court. The Lemelson Partnership filed a notice of appeal on June 23, 2004. Briefs on appeal have been filed by the parties.

Intermec IP Corp. v. Matrics, Inc.
      On June 7, 2004, Intermec IP Corp. (“Intermec”) filed suit against Matrics in the Federal District Court in Delaware asserting infringement of four patents owned by Intermec relating to RFID readers and RFID tags. The complaint against Matrics seeks payment of a “reasonable royalty” as well as an injunction against Matrics from infringing such patents. On September 9, 2004, Symbol consummated the acquisition of Matrics. Matrics was merged into Symbol on October 29, 2004, and accordingly, Symbol is defending the case vigorously on the merits.

Nanopower Technologies, Inc. v. Symbol Technologies, Inc. and Matrics Technology Systems, Inc.
      On August 11, 2004, Nanopower Technologies, Inc. (“Nanopower”), a California corporation, filed a civil suit against Matrics and Symbol in state court in California. The suit alleges that Matrics breached a consulting agreement, confidentiality agreement and intellectual property licensing agreement pertaining to certain ultra low voltage RFID tag start-up technology to which Nanopower claims ownership and that the defendants violated California state law relating to the protection of trade secrets. The suit also named Symbol as a defendant because of Symbol’s announced intention to purchase Matrics. Nanopower alleges that Symbol (i) has improperly received disclosure of Nanopower’s confidential information, (ii) has misappropriated, or will, misappropriate Nanopower’s trade secrets as a consequence of the acquisition of Matrics and (iii) will benefit from the alleged breaches of the intellectual property licensing and consulting agreements. On September 9, 2004, Symbol consummated the acquisition of Matrics. Matrics was merged into Symbol on October 29, 2004, and accordingly, Symbol is defending the case vigorously on the merits.
      Matrics’ agreements with Nanopower provide for mandatory arbitration of these disputes in Washington, DC and contain an exclusive venue clause requiring any effort to obtain injunctive relief to be filed in Maryland. The state court complaint was removed to federal court and Matrics has filed a motion to transfer the suit to Maryland in anticipation of a subsequent stay pending arbitration. On October 1, 2004, before the Court heard Matrics’ motion, Nanopower agreed to and the parties filed a stipulation to stay the case pending mediation, and if necessary, arbitration.
Other litigation

Barcode Systems, Inc. v. Symbol Technologies Canada, Inc. and Symbol Technologies, Inc.
      On March 19, 2003, Barcode Systems, Inc. (“BSI”) filed an amended statement of claim in the Court of Queen’s Bench in Winnipeg, Canada, naming Symbol Technologies Canada, Inc. and Symbol as defendants. BSI alleges that we deliberately, maliciously and willfully breached our agreement with BSI under which BSI purported to have the right to sell our products in western Canada and to supply Symbol’s support operations for western Canada. BSI has claimed damages in an unspecified amount, punitive damages and special damages.
      Symbol denies BSI’s allegations and claims that it properly terminated any agreements between BSI and Symbol. Additionally, Symbol filed a counterclaim against BSI alleging trademark infringement, depreciation of the value of the goodwill attached to Symbol’s trademark and damages in the sum of Canadian $1,300, representing the unpaid balance of products sold by Symbol to BSI. Discovery in the matter is ongoing.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      On October 30, 2003, BSI filed an Application For Leave with the Canadian Competition Tribunal (“Tribunal”). BSI is seeking an Order from the Tribunal that would require us to accept BSI as a customer on the “usual trade terms” as they existed prior to the termination of their agreement in April 2003. The Tribunal granted leave for BSI to proceed with its claim against us on January  15, 2004. We filed an appeal of the Tribunal’s decision before the Federal Court of Appeals on January 26, 2004, and a brief in support of the appeal on April 22, 2004. On October 7, 2004, the Federal Court of Appeals dismissed Symbol’s appeal, allowing BSI to make its application before the Tribunal against Symbol.
      On November 17, 2003, BSI filed an additional lawsuit in British Columbia, Canada against us and a number of our distributors alleging that we refused to sell products to BSI, conspired with the other defendants to do the same and used confidential information to interfere with BSI’s business. We intend to defend against these claims vigorously.

Lic. Olegario Cavazos Cantu, on behalf of Maria Leonor Cepeda Zapata vs. Symbol de Mexico, Sociedad de R.L. de C.V.
      Lic. Olegario Cavazos Cantu, on behalf of Maria Leonor Cepeda Zapata filed a lawsuit against Symbol de Mexico, Sociedad de R.L. de C.V. (“Symbol Mexico”) in October 2003 to reclaim property on which our Reynosa facility is located. The lawsuit was filed before the First Civil Judge of First Instance, 5th Judicial District, in Reynosa, Tamaulipas, Mexico. The First Civil Judge ordered the recording of a lis pendens with respect to this litigation before the Public Register of Property in Cd. Victoria, Tamaulipas.
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
      Symbol Mexico acquired title to the lots in the Parque Industrial Reynosa from Edificadora Jarachina, S.A. de C.V. pursuant to a deed instrument. An Owner’s Policy of Title Insurance was issued by Stewart Title Guaranty Company in connection with the above-mentioned transaction in the amount of $13,400. A Notice of Claim and Request for Defense of Litigation was duly delivered on behalf of Symbol to Stewart Title Guaranty Company on November 4, 2003.
      In late November 2004, the First Level Civil Judge entered a final judgment in this matter for Symbol. In his decision, the judge held that, while the plaintiff had established she had title to a tract of land, she failed to establish that her parcel is the property on which Symbol’s Reynosa manufacturing facility is located. The judge further held that, based on the plaintiff’s complaint, it was not possible to identify the location of the property to which plaintiff claims title.
      The plaintiff has appealed the judgment to the Court of Second Instance.

Bruck Technologies Handels GmbH European Commission Complaint
      In February 2004, we became aware of a notice from the European Competition Commission (“EC”) of a complaint lodged with it by Bruck Technologies Handels GmbH (“Bruck”) that certain provisions of the Symbol PartnerSelecttm program violate Article 81 of the EC Treaty. Bruck has asked the EC to impose unspecified sanctions. We have provided all information initially requested by the EC and will respond to any additional inquiries. No action has been taken and the matter is pending. We intend to defend against these claims vigorously.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
Securities litigation matters in which Symbol has been realigned as plaintiff

Bildstein v. Symbol Technologies, Inc., et al.
      On April 29, 2003, a shareholder derivative lawsuit was filed in the United States District Court for the Eastern District of New York against certain members of our former management and board of directors and against Symbol as a nominal defendant. The plaintiff alleges that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and common and state law by authorizing the distribution of proxy statements in 2000, 2001 and 2002. Plaintiff sought the cancellation of all affirmative votes at the annual meetings for 2000, 2001 and 2002, the cancellation of all awards under the option plans approved pursuant to those proxy statements, an injunction preventing the implementation of those option plans and all awards thereunder and an accounting by the defendants for all injuries and damages suffered by Symbol, plus all costs and expenses, including but not limited to attorneys’ fees, incurred in connection with the action.
      In September 2004, the court approved a settlement that Symbol reached with the plaintiff. As part of the settlement, Symbol and the plaintiffs agreed to a stipulation pursuant to which Symbol was realigned as plaintiff, and the action dismissed without prejudice so as to permit Symbol to pursue the claims asserted in this case and in the Gold litigation described below. As part of the stipulation, Symbol agreed to pay and has since paid $120 to Bildstein’s counsel for services rendered in the case.

Gold v. Symbol Technologies, Inc., et al.
      On December 18, 2003, a derivative action lawsuit was filed in the Court of Chancery of the State of Delaware against Symbol and certain of our former senior management. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements from January 1, 1998 through December 31, 2002 that had the effect of artificially inflating the market price of Symbol’s securities and that the defendants (1) failed to properly oversee or implement policies, procedures and rules to ensure compliance with federal and state laws requiring the dissemination of accurate financial statements, which ultimately caused Symbol to be sued for, and exposed to liability for, violations of the anti-fraud provisions of the federal securities laws, (2) engaged in insider trading in Symbol’s common stock, (3) wasted corporate assets and (4) improperly awarded a severance of approximately $13 million to Tomo Razmilovic, one of our former Presidents and Chief Executive Officers. Plaintiff sought to recover incentive-based compensation paid to certain of our former senior management in reliance on materially inflated financial statements and to impose a trust to recover cash and other valuable assets received by the former senior management defendants and former Symbol board members.
      On July 27, 2004, the court approved a settlement that Symbol reached with the plaintiff. The settlement calls for the lawsuit to continue as direct litigation by Symbol on its own behalf against the defendants. As part of the settlement, the plaintiff consents to entry of Symbol’s proposed order under which Symbol will now be the plaintiff in the case. Symbol plans to continue to pursue this lawsuit vigorously and, as part of the settlement, has agreed to pay $185 to cover the reasonable legal fees of the plaintiff’s lawyers.
      On October 28, 2004, Symbol filed its amended complaint in the action, naming Mr. Razmilovic as the defendant. By Order dated November 9, 2004, the Court stayed the action against Mr. Razmilovic pending the resolution of the Government’s criminal case against Mr. Razmilovic’s co-defendants. In addition, on November 9, 2004, Symbol filed a complaint in the United States District Court, Eastern District of New York against certain other former officers and employees in connection with their past employment at Symbol and the facts and circumstances that led to the Company’s restatement. On November  19, 2004, the Court issued a stay, pending the resolution of the government’s criminal action against the defendants.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

15.	Stockholders’ equity
      On July 26, 2004, Symbol’s Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,405 and was paid on October 8, 2004 to shareholders of record on September 17, 2004.
      On February 10, 2004, Symbol’s Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,338 and was paid on April 9, 2004 to shareholders of record on March 19, 2004.
      On March 10, 2003, Symbol’s Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,312 and was paid on April 28, 2003 to shareholders of record on April 14, 2003.
      On August 11, 2003, the Board of Directors approved a $0.01 semi-annual cash dividend which amounted to $2, 312 and was paid on September 26, 2003 to shareholders of record on September 5, 2003.
      On February 19, 2002, Symbol’s Board of Directors approved a $0.01 per share semi-annual cash devidend, which amounted to 2,292 and was paid on April 5, 2002 to shareholders of record on March 11, 2002.
      On August 12, 2002, the Board of Directors approved a $0.01 semi-annual cash dividend which amounted to 2,306 and was paid on October 7, 2002 to shareholders of record on September 13, 2002.
      a. Stock option plan
      There are a total of 49,955,372 shares of common stock reserved for issuance under our stock option plans at December 31, 2004. Stock options granted to date generally vest over a one-to-five year period, expire after 10 years and have exercise prices equal to the market value of our common stock at the date of grant. A summary of changes in the stock option plans is as follows:

	Shares under Option

			Weighted
			Average
	Option Price		Exercise
	per Share	Shares	Price

		(In thousands)
Shares under option at January 1, 2002	$1.58 to $41.22	36,307	$14.33
Granted	$7.40 to $ 9.62	8,676	$8.69
Exercised	$1.58 to $11.02	(3,150)	$6.06
Cancelled	$2.44 to $37.11	(3,655)	$23.82

Shares under option at December 31, 2002	$1.58 to $41.22	38,178	$12.82
Granted	$10.25 to $16.79	7,068	$13.51
Exercised	$1.65 to $ 8.67	(308)	$5.43
Cancelled	$1.80 to $41.22	(4,784)	$16.68

Shares under option at December 31, 2003	$1.58 to $41.22	40,154	$12.54
Granted	$12.57 to $18.40	7,301	$15.50
Exercised	$1.58 to $17.19	(13,130)	$6.57
Cancelled	$2.46 to $41.22	(8,214)	$17.43

Shares under option at December 31, 2004	$3.46 to $41.22	26,111	$14.84

Shares exercisable at December 31, 2004	$3.46 to $41.22	11,185	$14.84

Shares exercisable at December 31, 2003	$1.58 to $41.22	24,332	$11.19

Shares exercisable at December 31, 2002	$1.58 to $41.22	21,249	$10.23

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      The following table summarizes information concerning outstanding and exercisable options as of December 31, 2004

			Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

	(In thousands)			(In thousands)
$ 3.45-$ 5.17	524	0.9	$4.66	524	$4.66
$ 5.18-$ 7.77	1,911	2.3	$6.78	1,446	$6.72
$ 7.78-$11.67	6,397	6.7	$9.16	3,288	$9.23
$11.68-$17.52	13,269	8.0	$15.03	3,708	$15.62
$17.53-$26.29	903	6.0	$21.52	510	$23.33
$26.30-$39.45	3,062	5.6	$30.26	1,675	$31.19
$39.46-$41.22	45	5.1	$41.22	34	$41.22

	26,111			11,185

      At December 31, 2004, an aggregate of 16,227 shares remain available for grant under the stock option plans. The tax benefits arising from stock option exercises during the years ended December 31, 2004, 2003 and 2002 in the amount of $25,665, $439 and $139 respectively, were recorded in stockholders’ equity as additional paid-in capital.
      As an accommodation to certain stock option plan participants (including certain officers and directors), an informal practice began in or around the early 1990’s, whereby certain officers and directors were afforded a look-back period (no more than 30 days) for purposes of determining the market price to be used in connection with the specific exercise. In addition, these individuals were given an extended period of time in which to pay for their option exercises. These practices were contrary to the terms of the relevant option plans. As this practice allowed certain participants to choose exercise dates outside of the approved plan terms and also allowed these participants to extend the period of time in which to pay for their option exercise, the price of the option at grant date was not fixed and determinable. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” our financial statements reflect as compensation expense the change in market price of the common stock underlying these options granted to plan participants that could have participated in this practice from the date of grant until the options either expired or were exercised. Effective July 30, 2002, this practice of options exercise ended resulting in ceasing the accounting for such options under variable plan accounting.
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

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      b. Outside directors’ options and stock purchase warrants
      All options and stock purchase warrants issued to outside directors vest over a one-to-four year period, expire after 10 years and have exercise prices equal to the market value of our common stock at the date of grant. A summary of changes in the outside directors’ options and stock purchase warrants is as follows:

					Weighted
					Average
	Option Price			Number	Exercise
	per Share			of Shares	Price

	(In thousands)
Shares under option at January 1, 2002	$3.33	to	$35.83	1,098	$21.52
Granted			$8.17	100	$8.17
Exercised	$3.33	to	$7.37	(177)	$5.16
Cancelled	$9.83	to	$35.83	(163)	$29.31

Shares under option at December 31, 2002	$3.33	to	$35.83	858	$21.87
Granted			$16.79	150	$16.79
Exercised			$—	—	$—
Cancelled			$—	—	$—

Shares under option at December 31, 2003	$3.33	to	$35.83	1,008	$21.11
Granted			$13.83	100	$13.83
Exercised	$4.43	to	$9.83	(244)	$6.89
Cancelled	$3.33	to	$35.83	(614)	$27.83

Shares under option at December 31, 2004	$13.83	to	$16.79	250	$15.61

Shares exercisable at December 31, 2004			$16.79	38	$16.79

Shares exercisable at December 31, 2003	$3.33	to	$35.83	680	$21.36

Shares exercisable at December 31, 2002	$3.33	to	$35.83	534	$19.50

      The following table indicates the number of common shares issuable upon exercise and the exercise price per share of all outstanding outside directors’ options and stock purchase warrants as of December 31, 2004:

	Number of		Shares
	Shares		Exercisable at
	Issuable upon	Exercise Price	December 31,
Exercisable to	Exercise	per Share	2004

	(In thousands)		(In thousands)
2013	150	$16.79	38
2014	100	$13.83	—

	250		38
      c. Employee stock purchase plan
      Under our employee stock purchase plan, participants may purchase shares of stock for an amount equal to 85 percent of the lesser of the closing price of a share of stock on the first trading day of the period or the last trading day of the period.
      The stock sold to plan participants shall be authorized but unissued common stock, treasury shares or shares purchased in the open market. The aggregate number of shares which may be issued pursuant to the plan is 4,898.4. As of December 31, 2004, 3,093.8 shares were issued to participants and subsequent to December 31, 2004, 167.8 shares were issued to participants, all of which were purchased in the open market.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      During 2003, as a result of our delinquent filings with the SEC, we incurred a non-cash compensation expense of $6,137 associated with our ESPP as the ESPP lost its tax exempt status.
      d. Stockholder rights plan
      In August 2001, our Board of Directors adopted a stockholder rights plan. In connection with the adoption of the rights plan, the Board designated and reserved 500 shares of Series A Junior Participating preferred stock and has declared a dividend of one preferred stock purchase right (the “rights”) for each share of our common stock outstanding on September 14, 2001. The rights will continue to be represented by, and trade with, our common stock certificates unless the rights become exercisable. The rights become exercisable (with certain exceptions) only in the event that any person or group acquires beneficial ownership of, or announces a tender or exchange offer for, 15 percent or more of the outstanding shares of our common stock. The rights will expire on August 13, 2011, unless earlier redeemed, exchanged or terminated in accordance with the rights plan.
      e. Treasury stock
      The Company’s treasury stock is comprised of shares purchased in open market transactions pursuant to programs authorized by the Board of Directors, shares tendered by executive officers to us (with certain restrictions) to pay option prices and taxes in connection with stock option exercises in accordance with the provisions in our stock option plans, exercises of warrants by board members under the 1998 plan, shares purchased in the open market to be re-issued in connection with our ESPP, and other transactions described below.
      Below is a summary of the changes in our treasury stock for the years ended December 31:

	2004		2003		2002

	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount

Balance January 1	26,130	$(239,029)	25,962	$(236,476)	24,849	$(222,104)
Acquisition of Treasury Shares
Purchased in open market	—	—	—	—	450	(3,631)
Shares tendered relating to executive stock option exercises(a)	4,060	(64,230)	—	—	1,159	(17,320)
ESPP shares purchased	150	(2,092)	528	(5,110)	625	(5,141)
Shares tendered relating to legal settlement(b)	138	(1,684)	—	—	—	—

Total acquired	4,348	(68,006)	528	(5,110)	2,234	(26,092)
Re-issuance of Treasury Shares
Director’s warrant exercises	(101)	1,016	—	—	(50)	463
ESPP shares allocated	(581)	6,232	(360)	2,557	(671)	7,601
Restricted shares issued to executive(c)	—	—	—	—	(400)	3,656

Total re-issued	(682)	7,248	(360)	2,557	(1,121)	11,720

Balance December 31,	29,796	$(299,787)	26,130	$(239,029)	25,962	$(236,476)

(a)	Such executives acquired approximately 4,170 and 736 additional shares of common stock in the years ended December 31, 2004 and 2002, respectively. In 2004, executives tendered additional shares amounting to $24,498 for which the Company paid the tax liability on the option exercise on their behalf.

(b)	On August 10, 2004, Dr. Jerome Swartz, a former executive officer tendered these shares as a partial payment of a legal settlement.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

(c)	In 2002, we re-issued these shares of treasury stock to our new President and Chief Executive Officer. These shares had a market value of $2,992 at the date of issuance. This officer was restricted from selling or transferring these shares for a period of two years from the date of issuance. On December 30, 2004, all of these shares were sold by the officer at a market value of $6,580.
      f. Restricted stock
      In May 2004, the Company granted 920 shares of restricted stock awards to certain executives and non-employee directors of the Company. On the date of grant, the market value of these restricted stock awards aggregated $13,005. The non-employee director restricted stock awards totaled 20 shares and cliff-vest at January 1, 2005. The remaining 900 executive restricted stock awards cliff-vest in five years provided the Company’s return on net assets for four consecutive quarters does not exceed 16.4%. If the Company’s return on net assets for any four consecutive quarters exceeds 16.4% as defined in the grant document, portions of the executive restricted stock awards vesting will be accelerated. In November 2004, one associate left the Company and forfeited her 48 restricted shares from the May 2004 grant. As a result of this forfeiture, in the fourth quarter of 2004 the Company reversed the original transaction that recorded the granting of the 48 shares and reduced the amount of compensation expense to be recognized in future periods. Compensation expense related to these awards currently is estimated to be $715 per quarter and could accelerate if targets are met.
      In September and October 2004, the Company granted 440 shares of restricted stock awards to certain employees associated with the Matrics, Inc. acquisition; one a service based grant (220 shares) and another a performance accelerated grant (220 shares). On the dates of the grants the market value of these awards aggregated $5,553. The service based grants vest 30 percent in eighteen months, with the remaining 70 percent vesting three years from the date of the grant. The performance accelerated grants cliff vest in five years from the date of the grant. In January 2005, one associate left the Company and forfeited his 20 restricted shares from the October 2004 grant. As a result of this forfeiture, in the first quarter of 2005 the Company will reverse the original transaction that recorded the granting of the 20 shares and will reduce the amount of compensation expense to be recognized in future periods. Compensation expense related to these awards currently is estimated to be $418 per quarter and could accelerate if targets are met.

16.	Associate benefit plans
      a. Profit sharing retirement plan
      We maintain a profit sharing retirement plan for all associates meeting certain service requirements. Generally, we contribute monthly 50 percent of up to 6 percent of associates’ contributions, up to the maximum amount allowed by law. Plan expense for the years ended December 31, 2004, 2003 and 2002 was $9,374, $8,564, and $8,155 respectively.
      b. Health benefits
      We pay a portion of costs incurred in connection with providing associate and dependant health benefits through programs administered by various insurance companies. Such costs amounted to $20,944, $20,824 and $19,381 for the years ended December 31, 2004, 2003 and 2002, respectively.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      c. Executive retirement plan
      We maintain an Executive Retirement Plan (the “Plan”) in which certain highly compensated associates are eligible to participate. Participants are selected by a committee of the Board of Directors. Benefits vest after five years of service and are based on a percentage of average compensation (base salary plus bonus) for the three highest fiscal years in the five-year period immediately preceding termination of the participant’s full-time employment. As of December 31, 2004, seven executive officers were participants in the Plan. Our obligations under the Plan are not funded. The Company uses a November 1 measurement date for the Plan.

	Year Ended December 31,

	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$20,785	$20,266
Service cost	1,482	1,486
Interest cost	1,288	1,353
Actuarial gain	(3,566)	(2,180)
Benefits paid	(381)	(140)

Benefit obligation at end of year	$19,608	$20,785

Funded status:
Funded status at end of year	$(19,608)	$(20,785)
Unrecognized actuarial loss	(1,993)	1,572
Unrecognized prior service cost	1,397	1,662

Net amount recognized	$(20,204)	$(17,551)

	As of December 31,

	2004	2003

Amounts recognized in the consolidated balance sheets:
Accrued benefit liability	$(20,204)	$(17,551)
      The accumulated benefit obligation for the Plan was $17,442 and $17,472 at December 31, 2004 and 2003, respectively.

	Year Ended December 31,

	2004	2003	2002

Components of net periodic benefit cost:
Service cost	$1,482	$1,486	$881
Interest cost	1,288	1,353	1,205
Amortization of unrecognized prior service cost	264	264	92
Recognized net actuarial loss	—	213	229

Net periodic benefit cost	$3,034	$3,316	$2,407

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

Assumptions
      The weighted-average assumptions used to determine benefit obligations at December 31, were as follows:

	Year Ended
	December 31,

	2004	2003

Discount rate	6.00%	6.25%
Rate of compensation increases	3.00%	4.00%
      The weighted-average assumptions used to determine net periodic benefit cost for the year end December 31, were as follows:

	Year Ended
	December 31,

	2004	2003

Discount rate	6.25%	6.75%
Rate of compensation increases	4.00%	4.50%
Corridor	10.00%	10.00%

Payments to Plan Participants
      We expect to pay expected benefit payments of $461 in 2005.

17.	Earnings/(loss) per share
      The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Year Ended December 31,

	2004	2003	2002

Numerator:
Earnings/(loss) applicable to common shares for basic and diluted calculation	$81,847	$3,295	$(44,915)

Denominator:
Weighted-average common shares	242,469	230,710	229,593
Effect of dilutive securities:
Stock options and warrants	3,697	5,739	—

Denominator for diluted calculation	246,166	236,449	229,593

      For the years ended December 31, 2004, 2003 and 2002, the effect of approximately 4,253.8, 19,710.1 and 40,037.8 respectively, of potentially dilutive common shares for outstanding stock options, warrants and convertible subordinated notes and debentures were excluded from the calculation of diluted earnings/(loss) per share because the effects were anti-dilutive.

18.	Business segments and operations by geographic areas
      Our business consists of delivering products and solutions that capture, move and manage information in real time to and from the point of business activity. In addition, we provide customer support for our products and professional services related to these products and solutions. These services are coordinated under one global services organization. As a result, our activities are conducted in two reportable segments, Products and Services.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      The Products segment sells products and solutions in the forms of advanced data capture equipment, mobile computing devices, RFID, wireless communication equipment and other peripheral products and also receives royalties. The Services segment provides solutions that connect our data capture equipment and mobile computing devices to wireless networks. This segment also provides worldwide comprehensive repair, maintenance, integration and support in the form of service contracts or repairs on an as-needed basis. We use many factors to measure performance and allocate resources to these two reportable segments. The primary measurements are sales and gross profit. The accounting policies of the two reportable segments are essentially the same as those used to prepare our consolidated financial statements. We rely on our internal management system to provide us with necessary sales and cost data by reportable segment, and we make financial decisions and allocate resources based on the information we receive from this management system. In the measurement of segment performance, we do not allocate research and development, sales and marketing, or general and administrative expenses. We do not use that information to make key operating decisions and do not believe that allocating these expenses is significant in evaluating performance.
      Beginning January 1, 2004, we revised our internal reporting of certain manufacturing costs, including but not limited to costs of re-working product, warranty costs, obsolescence costs and costs to scrap, and we no longer include these in our standard costing structure. As reflected in the table below, there is an increase in our standard gross profit and our manufacturing variances and other related costs for the year ended December 31, 2004 as compared to the comparable period in 2003. There is no change in the overall gross profit of our segments. The positive impact that this change had on our year ended December 31, 2004 product division standard gross profit by geographic region is as follows; the Americas $45,032, EMEA $19,898 and Asia Pacific $5,464.
      Our internal structure is in the form of a matrix organization whereby certain managers are held responsible for products and services worldwide while other managers are responsible for specific geographic areas. The operating results of both components are reviewed on a regular basis.
      We operate in three main geographic regions: The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Sales are allocated to each region based upon the location of the use of the products and services. Non-U.S. sales for each of the years ended December 31, 2004, 2003 and 2002 were $703,570, $644,085 and $542,886 respectively.
      Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally goodwill, intangible assets and temporary investments.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)
      Summarized financial information concerning our reportable segments and geographic regions is shown in the following table.

	For Year Ended December 31,

	2004			2003			2002

	Products	Services	Total	Products	Services	Total	Products	Services	Total

Revenues:
The Americas(a)	$921,975	$194,254	$1,116,229	$777,105	$201,994	$979,099	$728,294	$205,876	$934,170
EMEA	394,747	92,474	487,221	345,983	92,632	438,615	300,130	82,716	382,846
Asia Pacific	116,949	11,724	128,673	100,765	11,799	112,564	74,646	9,955	84,601

Total net sales	$1,433,671	$298,452	$1,732,123	$1,223,853	$306,425	$1,530,278	$1,103,070	$298,547	$1,401,617

Standard gross profit:
The Americas	$506,772	$57,469	$564,241	$405,558	$50,604	$456,162	$348,783	$74,177	$422,960
EMEA	232,977	29,162	262,139	179,500	31,994	211,494	147,671	19,381	167,052
Asia Pacific	68,579	4,637	73,216	52,059	4,605	56,664	37,957	4,395	42,352

Total gross profit at standard	$808,328	$91,268	$899,596	$637,117	$87,203	724,320	$534,411	$97,953	632,364
Manufacturing variances and other related costs	84,624	5,934	90,558	48,367	704	49,071	125,321	19,391	144,712

Total gross profit	$723,704	$85,334	$809,038	$588,750	$86,499	$675,249	$409,090	$78,562	$487,652

(a)	Included in The Americas are revenues of approximately $87,676, $92,906, and $75,439 from non-U.S. countries, mainly Canada, Brazil and Mexico, for the years ended December 31, 2004, 2003 and 2002, respectively.
      Below is a summary of product revenues by product division for the years ended December 31, 2004 and 2003:

	For the Year Ended December 31,

	2004	2003	2002

Product Division:
Mobile Computing	$885,469	$755,559	$695,353
Advanced Data Capture	407,697	352,410	317,091
Wireless Infrastructure	150,663	128,357	103,285
RFID	5,610	—	—
Other, net	(15,768)	(12,473)	(12,659)

Total	$1,433,671	$1,223,853	$1,103,070

      Other, net represents royalty revenues and rebates which the Company does not assign to a product division.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

	As of	As of
	December 31,	December 31,
	2004	2003

Identifiable assets:
The Americas	$915,565	$867,133
EMEA	322,490	316,406
Asia Pacific	52,385	64,228
Corporate (principally goodwill, intangible assets and investments)	639,929	398,751

Total	$1,930,369	$1,646,518

19.	Selected quarterly financial data (unaudited)
      The following tables set forth unaudited quarterly financial information for the years ended December 31, 2004 and 2003.

	March 31	June 30	September 30		December 31

Year ended December 31, 2004:
Revenue	$419,651	$432,785	$429,152		$450,535
Cost of revenue	224,723	236,102	228,439		233,821
Gross profit	194,928	196,683	200,713		216,714
Recovery from legal settlements	—	(9,000)	(12,400)		—
Other operating expenses	165,473	162,017	184,454	(1)	178,134
Earnings from operations	29,455	43,666	28,659		38,580
Net earnings	6,828	28,771	17,791		28,457
Net earnings per common share:
Basic	$0.03	$0.12	$0.07		$0.12
Diluted	$0.03	$0.12	$0.07		$0.11
Year ended December 31, 2003:
Revenue	$386,347	$373,819	$377,110		$393,002
Cost of revenue	214,475	221,430	210,208		208,916
Gross profit	171,872	152,389	166,902		184,086
Stock based compensation expense	776	1,456	7,640		7,215
Loss provision for legal settlements	72,000	—	—		—
Other operating expenses	136,173	146,685	141,264		154,519
(Loss)/earnings from operations	(37,077)	4,248	17,998		22,352
Net (loss)/earnings	(31,013)	6,615	11,519		16,174
Net (loss)/earnings per common share(2) :
Basic	$(0.13)	$0.03	$0.05		$0.07
Diluted	$(0.13)	$0.03	$0.05		$0.07

(1)	We wrote off $12,800 of in-process research and development related to the acquisition of Matrics in the third quarter of 2004.

(2)	Quarterly earnings per share calculations do not agree to the year end earnings per share calculation due to rounding.

Schedule II
(b) Financial Statements Schedule:
Symbol Technologies, Inc. and Subsidiaries
valuation and qualifying accounts
for the years ended December 31, 2004, 2003 and 2002

Column A	Column B	Column C			Column D		Column E

		Additions

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other				Balance at
Description	Year	Expenses	Accounts		Deductions		End of Year

	(All amounts in thousands)
Allowance for doubtful accounts:
2004	$13,946	$3,514	$		$8,075	(a)	$9,385

2003	$34,272	$7,564	$—		$27,890	(a)	$13,946

2002	$27,168	$15,975	$—		$8,871	(a)	$34,272

Inventory reserve:
2004	$109,331	$16,189	$—		$70,273	(b)	$55,247

2003	$170,057	$20,132	$863		$81,721	(b)	$109,331

2002	$211,621	$26,339	$—		$67,903	(b)	$170,057

Deferred tax valuation allowance:
2004	$43,936	$(6,981)	$333		$—		$37,288

2003	$31,436	$6,523	$5,977	(c)	$—		$43,936

2002	$8,098	$6,166	$17,172	(d)	$—		$31,436

(a)	Write-off of uncollectible accounts. In 2003, $19,752 related to Telxon was written off.

(b)	Disposal of obsolete inventory.

(c)	Valuation allowances recorded in goodwill for deferred tax assets related to acquired businesses.

(d)	Adjustment for true-up for tax rates on Pre-2002 State Net Operating Losses and valuations allowances recorded in goodwill for deferred tax assets related to acquired businesses.

S-1