Form 10-Q
period 2005-03-31
SYMBOL TECHNOLOGIES INC
filed 2005-05-06
CIK 278352

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                                 YES [x] NO [ ]

   The number of shares outstanding of the registrant's classes of common stock, as of May 4, 2005, was as follows:

                    Class                                    Number of Shares
                    -----                                    ----------------
        Common Stock, par value $0.01                          242,773,976

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                              FOR THE QUARTER ENDED
                                 March 31, 2005

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION
    Item 1. Condensed Consolidated Financial Statements..............................     3
         Condensed Consolidated Balance Sheets at March 31, 2005 (Unaudited) and
            December  31, 2004.......................................................     3
         Condensed Consolidated Statements of Income for the Three Months Ended
            March 31, 2005 and 2004 (Unaudited)......................................     4
         Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2005 and 2004 (Unaudited)................................     5
         Notes to Condensed Consolidated Financial Statements (Unaudited)............     6
    Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations...........................................................    24
    Item 3. Quantitative and Qualitative Disclosures About Market Risk...............    37
    Item 4. Controls and Procedures..................................................    37
PART II - OTHER INFORMATION
    Item 1. Legal Proceedings........................................................    37
    Item 6. Exhibits.................................................................    37
Signatures...........................................................................    38

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                        MARCH 31,         DECEMBER 31,
                                                                           2005               2004
                                                                       -----------        -----------
                                                                       (UNAUDITED)
ASSETS
Cash and cash equivalents .........................................    $   218,218        $   217,641
Accounts receivable, less allowance for doubtful accounts of
 $7,725 and $9,385, respectively ..................................        111,143            113,658
Inventories, net ..................................................        172,360            207,338
Deferred income taxes .............................................        180,394            179,844
Other current assets ..............................................         27,040             24,286
                                                                       -----------        -----------
  Total current assets ............................................        709,155            742,767
Property, plant and equipment, net ................................        249,522            241,508
Deferred income taxes .............................................        214,373            236,725
Investment in marketable securities ...............................         75,212             81,230
Goodwill ..........................................................        496,025            497,283
Intangible assets, net ............................................         43,889             45,404
Restricted cash ...................................................         51,636             51,370
Other assets ......................................................         31,456             34,082
                                                                       -----------        -----------
  Total assets ....................................................    $ 1,871,268        $ 1,930,369
                                                                       ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses .............................    $   399,849        $   414,915
Short term credit facility ........................................         50,000            100,000
Current portion of long-term debt .................................         29,183             18,072
Deferred revenue ..................................................         52,057             43,692
Income taxes payable ..............................................          8,965             20,132
Accrued restructuring expenses ....................................          7,325              9,971
                                                                       -----------        -----------
  Total current liabilities .......................................        547,379            606,782
Long-term debt, less current maturities ...........................        162,709            176,087
Deferred revenue ..................................................         28,046             25,122
Other liabilities .................................................         33,342             49,859
Contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 10,000 shares, none
 issued or outstanding ............................................             --                 --
Series A Junior Participating preferred stock, par value $1.00;
 authorized 500 shares, none issued or outstanding ................             --                 --
Common stock, par value $0.01; authorized 600,000 shares; issued
 272,657 shares and 272,069 shares, respectively ..................          2,727              2,721
Additional paid-in capital ........................................      1,491,037          1,484,093
Accumulated other comprehensive earnings, net .....................         10,976             13,699
Deferred compensation .............................................        (14,365)           (15,642)
Accumulated deficit ...............................................        (92,824)          (112,565)
                                                                       -----------        -----------
                                                                         1,397,551          1,372,306
LESS:
Treasury stock, at cost 29,634 shares and 29,796 shares,
 respectively .....................................................       (297,759)          (299,787)
                                                                       -----------        -----------
  Total stockholders' equity ......................................      1,099,792          1,072,519
                                                                       -----------        -----------
    Total liabilities and stockholders' equity ....................    $ 1,871,268        $ 1,930,369
                                                                       ===========        ===========

            See notes to condensed consolidated financial statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                            FOR THE
                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   --------------------------
                                                                      2005             2004
                                                                   ---------        ---------
REVENUE:
Product ......................................................     $ 384,242        $ 348,239
Services .....................................................        73,245           71,412
                                                                   ---------        ---------
                                                                     457,487          419,651
COST OF REVENUE:
Product cost of revenue ......................................       197,866          170,739
Services cost of revenue .....................................        54,060           53,984
                                                                   ---------        ---------
                                                                     251,926          224,723
                                                                   ---------        ---------
Gross profit .................................................       205,561          194,928
                                                                   ---------        ---------
OPERATING EXPENSES:
Engineering ..................................................        42,351           41,559
Selling, general and administrative (including $1,003 and $0
of restricted stock compensation expense, respectively) ......       138,887          121,680
Stock based compensation expense (1) .........................            --            2,234
                                                                   ---------        ---------
                                                                     181,238          165,473
Earnings from operations .....................................        24,323           29,455
Other (expense) income, net ..................................        (6,568)           1,006
                                                                   ---------        ---------
Earnings before income taxes .................................        17,755           30,461
(Benefit from) provision for income taxes . ..................        (4,413)          23,633
                                                                   ---------        ---------
NET EARNINGS .................................................     $  22,168        $   6,828
                                                                   =========        =========
EARNINGS PER SHARE:
Basic and diluted ............................................     $    0.09        $    0.03
                                                                   =========        =========
CASH DIVIDENDS DECLARED PER COMMON SHARE .....................     $    0.01        $    0.01
                                                                   =========        =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING:
Basic ........................................................       247,404          231,685
Diluted ......................................................       251,286          239,401




(1) If we had allocated stock-based compensation expense shown above to each of the respective line items, the allocation would have been as follows:

                                                                 FOR THE
                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           2005           2004
                                                         --------       --------
Product cost of revenue ...........................      $     --       $    710
Services cost of revenue ..........................            --            335
Engineering .......................................            --            140
Selling, general and administrative ...............            --          1,049
                                                         --------       --------
                                                         $     --       $  2,234
                                                         ========       ========


            See notes to condensed consolidated financial statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                       FOR THE
                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              --------------------------
                                                                                 2005             2004
                                                                              ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings .............................................................    $  22,168        $   6,828
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY OPERATING
 ACTIVITIES:
Depreciation and amortization of property, plant and equipment ...........       12,496           14,428
Other amortization .......................................................        4,756            3,598
(Benefit from) provision for losses on accounts receivable ...............          (69)             542
Provision for inventory write-down .......................................        1,740            1,183
Deferred income tax (benefit)/provision ..................................       (4,413)          23,633
Non-cash stock-based compensation expense ................................        1,003            2,234
Non-cash restructuring, asset impairment and other charges ...............          535               --
Loss on disposal of property, plant and equipment and other assets .......          404              109
Unrealized holding loss on marketable securities .........................        5,741               --
Decrease in fair value of derivative .....................................       (3,371)              --
Tax benefit on exercise of stock options .................................        1,947               --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable ....................................................          792           27,645
  Inventories ............................................................       33,238              199
  Other assets ...........................................................        5,284            7,933
  Accounts payable and accrued expenses ..................................       (2,979)         (47,876)
  Accrued restructuring expenses .........................................       (2,918)          (1,744)
  Other liabilities and deferred revenue .................................       (3,702)           2,077
                                                                              ---------        ---------
   Net cash provided by operating activities .............................       72,652           40,789
                                                                              ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in other companies, net of cash acquired ......................           --           (4,050)
Purchases of property, plant and equipment ...............................      (21,077)         (11,171)
Investments in intangible and other assets ...............................       (1,727)              --
                                                                              ---------        ---------
  Net cash used in investing activities ..................................      (22,804)         (15,221)
                                                                              ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt and other financing
 activities ..............................................................      (50,267)             (80)
Proceeds from long-term debt .............................................           --           13,825
Proceeds from exercise of stock options and warrants .....................        5,313           10,293
Purchase of treasury shares ..............................................           --          (19,956)
                                                                              ---------        ---------
  Net cash (used in) provided by financing activities ....................      (44,954)           4,082
Effects of exchange rate changes on cash and cash equivalents ............       (4,317)            (634)
                                                                              ---------        ---------
Net increase in cash and cash equivalents ................................          577           29,016
Cash and cash equivalents, beginning of period ...........................      217,641          150,017
                                                                              ---------        ---------
   Cash and cash equivalents, end of period ..............................    $ 218,218        $ 179,033
                                                                              =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
Interest .................................................................    $   2,749        $   3,551
Income taxes .............................................................    $    (639)       $   3,578


            See notes to condensed consolidated financial statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF MARCH 31, 2005 AND
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

   Symbol Technologies, Inc., The Enterprise Mobility Company(TM), and subsidiaries deliver products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, radio frequency identification ("RFID") technology, mobile computing platforms, wireless infrastructure, mobility software and services programs under the Symbol Enterprise Mobility Services brand.

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

   In our opinion, the Condensed Consolidated Financial Statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly our financial position as of March 31, 2005, and the results of our operations and cash flows for the three months ended March 31, 2005 and 2004, in accordance with the instructions to Form 10-Q of the Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications

   Certain reclassifications were made to previously disclosed amounts to conform to current presentations.

Stock-Based Compensation

   We account for our employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB Opinion No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant. Except in connection with certain restricted stock awards (see note 5a), no stock based compensation expense has been recognized for the fixed portion of our plans; however, during the first quarter 2004, certain stock-based compensation expenses have been recognized through our operating results related to options of certain current and former associates. We have adopted the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

   The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           ------------------------
                                                             2005            2004
                                                           --------        --------
Net earnings - as reported .............................   $ 22,168        $  6,828
Stock-based compensation expense included in
  reported net earnings, net of related tax effects ....        617           1,374
Less total stock-based compensation expense
  determined under the fair value based method for
  all awards, net of related  tax effects ..............     (4,944)         (4,900)
                                                           --------        --------
Pro forma net earnings .................................   $ 17,841        $  3,302
                                                           ========        ========
Basic and diluted net earnings per share:
  As reported ..........................................   $   0.09        $   0.03
  Pro forma ............................................   $   0.07        $   0.01

   The weighted average fair value of options granted during the three months ended March 31, 2005 and 2004 was $9.07 and $8.70 per option, respectively. In determining the fair value of such options granted during these periods for purposes of calculating the pro forma results disclosed above for the three months ended March 31, we used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 2.8 percent for 2005 and 2004; an expected option life of 4.5 years for 2005 and 4.7 years for 2004; an expected volatility of 61 percent for 2005 and 2004; and a dividend yield of
0.14 percent for 2005 and 0.16 percent for 2004.

Recently Issued Accounting Pronouncements

   On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

   In April 2005, the SEC extended the adoption date for Statement 123(R) until January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R), based upon the extended adoption date, on January 1, 2006 using the modified prospective method.

   As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and assumptions used in such periods to calculate the fair value of such grants. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share shown in Stock-Based Compensation in the footnotes to the accompanying condensed consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax deductions were $1,947 and $0 for the three-months ended March 31, 2005 and 2004, respectively.

   Based on the release of Statement 123(R), we plan on amending our Employee Stock Purchase Program ("ESPP") to reduce the discount of the price of the shares purchased by employees in the ESPP from its current discount of 15% to a discount of 5% and we will also eliminate the look-back period currently utilized to determine the price of the shares purchased. These changes will allow the ESPP to continue to be non compensatory, which will result in no compensation expense to be recorded by us in our statement of income when we implement Statement 123(R) with respect to such plan.

Restricted Cash

\Restricted cash at March 31, 2005 of $51,636 represents two deposits, plus interest. One amount of $50,622 at March 31, 2005 collateralizes a bond serving as security for the trial court judgment against Telxon and Symbol for the Smart Media litigation pending appeal. The cash is held in a trust and is restricted as to withdrawal or use, and is currently invested in a short-term certificate of deposit (See note 9c). The second amount at March 31, 2005 of $1,014 is an interest-bearing letter of credit pledged as a supplier bond. Interest income earned from these investments are recognized by the Company.

2.    INVENTORIES

                                                  MARCH 31,         DECEMBER 31,
                                                    2005                2004
                                                  --------            --------
Raw materials ...............................     $ 34,028            $ 57,946
Work-in-process .............................       31,769              26,845
Finished goods ..............................      106,563             122,547
                                                  --------            --------
                                                  $172,360            $207,338
                                                  ========            ========

   The amounts shown above are net of inventory reserves of $57,974 and $55,247 as of March 31, 2005 and December 31, 2004, respectively, and include inventory accounted for as consigned of $49,183 and $61,005 as of March 31, 2005 and December 31, 2004, respectively.

3. GOODWILL AND INTANGIBLE ASSETS

   The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

                                       PRODUCT          SERVICES          TOTAL
                                       -------          --------          -----
Balance as of December 31, 2004       $ 440,399        $  56,884        $ 497,283
Translation adjustments .......            (633)            (121)            (754)
Other(1) ......................            (504)              --             (504)
                                      ---------        ---------        ---------
Balance as of March 31, 2005 ..       $ 439,262        $  56,763        $ 496,025
                                      =========        =========        =========

(1) To adjust Matrics goodwill.

Other than goodwill, finite life intangible assets, all of which are subject to amortization, consist of the following:

                                              MARCH 31, 2005                DECEMBER 31, 2004
                                       ----------------------------    ----------------------------
                                                        ACCUMULATED                     ACCUMULATED
                                       GROSS AMOUNT    AMORTIZATION    GROSS AMOUNT    AMORTIZATION
                                       ------------    ------------    ------------    ------------
Patents, trademarks and tradenames       $ 40,887        $(19,989)       $ 39,160        $(18,433)
Purchased technology .............         33,500         (15,339)         33,500         (13,988)
Other ............................          9,100          (4,270)          9,100          (3,935)
                                         --------        --------        --------        --------
                                         $ 83,487        $(39,598)       $ 81,760        $(36,356)
                                         ========        ========        ========        ========

   The amortization expense for the three months ended March 31, 2005 and 2004 amounted to $3,242 and $2,970, respectively.

   Estimated amortization expense for the above intangible assets, assuming no additions or write-offs, for the nine months ended December 31, 2005 and for each of the subsequent years ending December 31 is as follows:

2005 (nine months) ...................................                   $ 9,725
2006 .................................................                    10,441
2007 .................................................                     9,940
2008 .................................................                     8,727
2009 .................................................                     3,318
Thereafter ...........................................                     1,738
                                                                         -------
                                                                         $43,889
                                                                         =======

4. EARNINGS PER SHARE AND DIVIDENDS

   Basic earnings per share are based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted-average number of common and potentially dilutive common shares (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

   The following table sets forth the computation of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           2005           2004
                                                         --------       --------
Numerator:
Earnings applicable to common shares for basic
 and diluted calculation .........................       $ 22,168       $  6,828
                                                         ========       ========
Denominator:
Weighted-average common shares(a) ................        247,404        231,685
Effect of dilutive securities:
  Stock options and warrants .....................          3,882          7,716
                                                         --------       --------
Denominator for diluted calculation ..............        251,286        239,401
                                                         ========       ========

   (a) Included in weighted-average common shares for the three months ended March 31, 2005 are 6,642.5 shares representing shares that would have been issuable at March 31, 2005 under our settlement agreement of our class action litigation (See Note 9).

   Stock options and warrants outstanding for the three months ended March 31, 2005 and 2004 aggregating 16,706 and 13,026, respectively, of potentially dilutive shares have not been included in the diluted per share calculations since their effect would be antidilutive.

   On February 28, 2005, Symbol's Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,427 and was paid on April 8, 2005 to shareholders of record as of March 17, 2005.

5. SHAREHOLDERS' EQUITY

   a. Restricted Stock

   In May 2004, the Company granted 920 shares of restricted stock awards to certain executives and non-employee directors of the Company. On the date of grant, the market value of these restricted stock awards aggregated $13,005. The non-employee director restricted stock awards totaled 20 shares and cliff-vested at January 1, 2005. The remaining 900 executive restricted stock awards cliff-vest in five years provided the Company's return on net assets for four consecutive quarters does not exceed 16.49%. If the Company's return on net assets for any four consecutive quarters exceeds 16.49% as defined in the grant document, portions of the executive restricted stock awards vesting will be accelerated. In November 2004, one associate left the Company and forfeited 48 restricted shares from the May 2004 grant. As a result of this forfeiture, in the fourth quarter of 2004 the Company reversed the original transaction that recorded the granting of the 48 shares and reduced the amount of compensation expense to be recognized in future periods. Compensation expense related to these awards currently is estimated to be $602 per quarter and could accelerate if targets are met.

   In September and October 2004, the Company granted 440 shares of restricted stock awards to certain employees associated with the Matrics, Inc. ("Matrics") acquisition; one a service based grant (220 shares) and another a performance accelerated grant (220 shares). On the dates of the grants, the market value of these awards aggregated $5,553. The service based grants vest 30 percent in eighteen months, with the remaining 70 percent vesting three years from the date of the grant, respectively. The performance accelerated grants cliff-vest in five years from the date of the grant. In January 2005, one associate left the Company and forfeited 20 restricted shares from the October 2004 grant. As a result of this forfeiture, in the first quarter of 2005 the Company reversed the original transaction that recorded the granting of the 20 shares and reduced the amount of compensation expense to be recognized in future periods. In April 2005, another associate left the Company and forfeited 30 restricted shares from the September 2004 grant. As a result of this forfeiture, in the second quarter of 2005 the Company will reverse the original transaction that recorded the granting of the 30 shares and will reduce the amount of compensation expense to be recognized in future periods. Compensation expense related to these awards currently is estimated to be $388 per quarter and could accelerate if targets are met.

   b. Comprehensive Earnings

   The components of comprehensive earnings are as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                         2005            2004
                                                       --------        --------
Net earnings ...................................       $ 22,168        $  6,828
Other comprehensive income:
 Change in unrealized gains and losses on
  available-for-sale securities, net of tax ....           (184)            538
 Change in unrealized fair value of derivative
  instruments, net of tax ......................          1,521            (112)
 Translation adjustments, net of tax ...........         (4,058)         (1,076)
                                                       --------        --------
Total comprehensive earnings ...................       $ 19,447        $  6,178
                                                       ========        ========

6. RESTRUCTURING AND IMPAIRMENT CHARGES

   a. Telxon Acquisition

   We recorded certain restructuring, impairment and merger integration related charges related to our Telxon acquisition during 2001 and 2002. Approximately $8 relating to lease obligations was included in accrued restructuring expenses as of December 31, 2004. All remaining charges were utilized as of March 31, 2005 and there is no remaining accrual.

   b. Manufacturing Transition

   In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East contract manufacturing partners. As a result of these activities, we incurred restructuring charges during 2002 and 2001. During the first quarter of 2004, the Company entered into a sub-lease arrangement at its Bohemia, New York facility and recorded the anticipated sub-lease income of approximately $2,861 as a reduction of the lease obligation cost, which had been previously recorded in 2001. This amount was recorded as a reduction to product cost of revenue during the first quarter of 2004. Included in accrued restructuring expenses as of March 31, 2005 is $686 of net lease obligations relating to these manufacturing restructuring charges.

                                                               LEASE OBLIGATION
                                                                    COSTS
                                                               ----------------
Balance at December 31, 2004 ...............................        $ 623
Utilization/payments .......................................         (296)
Anticipated sub-lease income adjustment ....................          359
                                                                    -----
Balance at March 31, 2005 ..................................        $ 686
                                                                    =====


   c. Global Services Transition

   In 2003, our global services organization initiated restructuring activities which included transferring a large percentage of our repair operations to Mexico and the Czech Republic, reorganizing our professional services group to utilize third party service providers for lower margin activities, and reorganizing our European management structure from a country based structure to a regional structure. The total costs incurred in connection with this restructuring, which related almost entirely to workforce reductions, was approximately $2,856, of which $2,633 and $223 was recorded as a component of cost of revenue and operating expenses, respectively, in 2003.

   In 2003, we initiated additional restructuring activities in connection with our decision to relocate additional product lines from New York to Mexico. The costs associated with this restructuring relate to workforce reductions and transportation costs. The total amount incurred in connection with this restructuring activity was approximately $961, all of which was recorded as a component of cost of revenue in 2003. These restructuring activities were completed by June 30, 2003.

   In connection with our global services transition, the Company recorded additional provisions of $8,795 during 2004 which relate to lease obligation costs net of sub-lease income and further work force reductions. These amounts have been recorded as a component of service cost of revenue in the year ended 2004. An additional provision relating to work force reduction of $655 was recorded as a component of cost of revenue in the first quarter of 2005. These restructuring activities are expected to be completed in 2005.

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

   e. Other Restructurings

   In 2003, we initiated additional restructuring activities to exit buildings that were acquired with the acquisition of @POS and Covigo, Inc. The costs associated with this restructuring relate primarily to lease obligation costs, adjusted for anticipated sub-lease income. The total amount incurred in connection with this restructuring activity was $958, all of which was recorded as a component of operating expenses. These restructuring activities were completed by September 30, 2003. During the fourth quarter of 2004, we recorded an adjustment of $145 for @POS sub-lease assumptions that did not occur. This was recorded as a component of operating expense.

   Details of the global services transition and general and administrative restructuring charges and remaining balances as of March 31, 2005 are as follows:

                                                                   LEASE          ASSET
                                                   WORKFORCE     OBLIGATION    IMPAIRMENTS
                                                  REDUCTIONS       COSTS        AND OTHER        TOTAL
                                                  ----------       -----        ---------        -----
Balance at December 31, 2004 ...............       $ 5,397        $ 2,805        $ 1,138        $ 9,340
Provision - recorded to cost of revenues ...           655             --             --            655
Revision of estimate - recorded to operating
 expense ...................................          (123)            --             --           (123)
Foreign exchange effect ....................            --             --           (244)          (244)
Utilization/payments .......................        (2,400)          (563)           (26)        (2,989)
                                                   -------        -------        -------        -------
Balance at March 31, 2005 ..................       $ 3,529        $ 2,242        $   868        $ 6,639
                                                   =======        =======        =======        =======

7. LONG-TERM DEBT

                                                 MARCH 31,   DECEMBER 31,
                                                   2005          2004
                                                 --------      ---------
Senior Secured Term Loan Facility(a) ......      $100,000      $100,000
Senior Secured Revolving Credit Facility(a)        50,000       100,000
Secured Installment Loan(b) ...............        10,369        10,369
SAILS exchangeable debt(c) ................        81,463        83,727
Other(d) ..................................            60            63
                                                 --------      --------
Total debt ................................       241,892       294,159
Less: Current maturities ..................        79,183       118,072
                                                 --------      --------
                                                 $162,709      $176,087
                                                 ========      ========


(a) On December 29, 2004, we entered into a credit facility to be used (i) to repay in full our then outstanding senior indebtedness, comprised of a short-term credit facility and a prior revolving credit facility; (ii) for working capital and general corporate purposes; and (iii) to pay certain fees and expenses incurred in connection with such transactions. Pursuant to this credit facility, the lenders severally agreed to provide us the following: (a) a senior secured term loan facility in an aggregate principal amount of $100,000 and (b) a senior secured revolving credit facility in an aggregate principal amount of up to $150,000 with a $20,000 sub limit available for letters of credit. This facility is secured on a first priority basis by (i) a pledge of all of the capital stock or other equity interests of our domestic subsidiaries, (ii) a pledge of 65% of the capital stock or other equity interests of selected overseas subsidiaries located in the United Kingdom, the Netherlands and Japan, (iii) 100% of the capital stock of the manufacturing entity in Reynosa, Mexico and all of its other assets and (iv) all our other domestic assets (other than real estate) and the stock of our domestic subsidiaries.

     On December 29, 2004, we borrowed $100,000 under the term loan facility and $100,000 under the revolving credit facility. On February 3, 2005, we repaid $50,000 of the outstanding balance under the revolving credit facility. The term loan facility is payable at approximately $11,111 per quarter, which commences on December 15, 2005 through the term loan maturity date of December 30, 2007. The revolving credit facility matures on December 30, 2009. The revolving credit facility is classified as short term on the Condensed Consolidated Balance Sheet as our intention is to pay it off currently. We incurred approximately $3,600 of deferred financing costs related to the new credit facility. The interest rate on the credit facility is the greater of (i) the prime rate and (ii) the federal funds rate plus 0.5%, plus, in both cases, the applicable margin for U.S.-based loans. For Eurodollar-based loans, the rate is the adjusted LIBO rate (defined as the LIBO rate multiplied by the statutory reserve rate) plus the applicable margin. The applicable margin is based upon our leverage ratio (defined as the ratio of our total indebtedness to our consolidated EBITDA for the period of the most recent four fiscal quarters) plus 0.25% to 1% for U.S.-based loans and 1.25% to 2% for Eurodollar-based loans. The interest rate on our outstanding borrowings at March 31, 2005 for the $100,000 term loan facility was 4.50% for $50,000 and 4.41% for $50,000.
     The interest rate on the $50,000 revolving credit facility at March 31, 2005 was 4.47%. The credit facility contains a number of security and financial covenants; we are in compliance with all covenants as of March 31, 2005.

(b) On March 31, 2004, we entered into a purchase money secured installment loan with a bank for $13,825. The loan is payable in four semiannual installments of $3,655, including interest which commenced October 1, 2004. The proceeds received under the loan were used to finance the purchases of certain software. The fixed interest rate on this installment loan is 5.33%. This installment loan is collateralized by the purchased software. As of March 31, 2005, the outstanding balance on this loan was $10,369.

(c) In order to provide additional liquidity to be used for general corporate purposes, including the repayment of our then debt outstanding under a revolving credit facility and to effectively lock in the gain recognized upon the sale of our Cisco Systems, Inc. ("Cisco") shares, while deferring a tax liability in January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. This debt has a seven-year maturity and bears interest at a cash coupon rate of 3.625 percent of the original notional amount of debt of $174,200. At maturity, the SAILS are exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar arrangement were approximately $262,246. The SAILS contain an embedded equity collar, which effectively manages a large portion of our exposure to fluctuations in the fair value of our holdings in Cisco common stock. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS 133, "Accounting for Derivative Instruments and

     Hedging Activities", as amended. The change in fair value of this derivative between reporting dates is recognized as other expense/income. The derivative has been combined with the debt instrument in long-term debt as there is a legal right of offset in accordance with FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." Since inception, the gross SAILS liability remains unchanged at $174,200. The derivative asset was valued at $92,737 and $90,473 on March 31, 2005 and December 31, 2004, respectively. The net SAILS liability, when offset by the derivative asset, represents $81,463 and $83,727 of the total long-term debt balance outstanding at March 31, 2005 and December 31 2004, respectively. We have the option to terminate the SAILS arrangement prior to its scheduled maturity. If we terminate the SAILS arrangement prior to its scheduled maturity by delivering our Cisco common stock our cash payment would not exceed the present value of our future coupon payments at the time of termination.

(d) Other long-term debt of $60 and $63 at March 31, 2005 and December 31, 2004, respectively, represent capital lease obligations and various other loans maturing through 2007.

     Based on the borrowing rates currently available to us for bank loans with similar terms, the fair values of borrowings under the credit facility and promissory notes, approximate their carrying values.

8. ACQUISITIONS

     a. Brazil acquisition

     The Company amended a previous agreement with certain shareholders of our majority-owned subsidiary that serves as our Brazilian distributor and customer service entity ("Symbol Brazil"), whereby on January 10, 2004, we purchased an additional 34% ownership interest of Symbol Brazil. The Company paid $4,050 and also forgave a pre-existing $5,000 loan and related accrued interest of $92 that had been made to an entity affiliated with the minority shareholders. Accordingly, the Company now owns 85 percent of Symbol Brazil. As a result of the transaction, the Company satisfied the obligation related to a previous minimum earnout requirement of approximately $2,337 at January 10, 2004 and recorded the excess purchase price of approximately $1,805 as goodwill. Under the terms of the relevant agreements, Symbol Brazil had its corporate form changed into a corporation and it will eventually become a wholly owned subsidiary of the Company, directly or indirectly. If Symbol Brazil meets certain revenue targets over relevant time periods, the Company will be required to purchase additional ownership interests from the minority shareholders.

     b.Matrics, Inc.

     On September 9, 2004, we consummated the acquisition of privately held Matrics. Based in Rockville, Maryland, Matrics was a leader in developing Electronic Product Code ("EPC")-compliant RFID systems. RFID is a next generation data capture technology that utilizes small tags that emit radio signals. Attaching a tag to products or assets allows for remote reading of information relevant to the asset. While similar to a bar code, RFID does not require physical contact between the reader and the tag, or even a line of sight, it provides the ability to capture more data more efficiently and is beneficial in areas such as supply chain management, asset tracking and security. We believe the acquisition of Matrics is an important step in executing our plan to be a leader in RFID, and will expand our product offerings.

     Matrics focused its strategic RFID solutions efforts on Electronic Product Code standards, which are the emerging global RFID standards. Matrics developed EPC-compliant RFID systems for retail, defense, transportation and other vertical markets. The product portfolio acquired from Matrics features RFID systems including multi-protocol, EPC-compliant fixed readers; readers designed for embedded applications, such as RFID printers and mobile computers; high-performance antennas for RFID tag reading; and EPC labels that can be attached to items such as containers, pallets, cartons and more. The RFID tag family includes both read-only and read/write functionality to address a wide range of asset visibility applications. At the time of the acquisition, Matrics was also developing a proprietary manufacturing process that is expected to provide for higher volume and more cost effective manufacturing of tags.

     The aggregate purchase price of $237,354 consisted of $230,000 in cash payments to the sellers and $7,354 in transaction costs, primarily professional fees. The purchase price was funded from borrowings under the $250,000 short-term credit facility which was replaced in December 2004 with our existing credit facility (see note 7a). The results of Matrics have been included in Symbol's consolidated financial statements since September 9, 2004, the acquisition date.

     The following unaudited pro forma consolidated financial information for the three months ended March 31, 2004, give effect to the acquisition as if it had been consummated as of the earliest period presented, after giving effect to the following adjustments (i) amortization of acquired intangible assets (ii) Symbol's financing costs, consisting of interest expense on the $250,000 short term credit facility that would have been incurred had the acquisition occurred as of January 1, 2004 and the amortization of the debt issuance costs over the term (one-year) of the short term credit facility and (iii) the related income tax effects:

                                                    THREE MONTHS ENDED MARCH 31,
                                                                 2004
                                                                 ----
Revenue............................................            $ 420,964
Net loss...........................................                 (437)
Diluted loss per share.............................            $      --

     The unaudited pro forma consolidated financial information is presented for comparative purposes only and is not intended to be indicative of the actual results that would have been achieved had the transaction been consummated as of the dates indicated above, nor does it purport to indicate results that may be attained in the future.

9. CONTINGENCIES

     a. Product Warranties

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

     We provide standard warranty coverage for most of our products generally ranging for periods of one year up to five years from the date of shipment. We record a liability for estimated warranty claims based on historical claims, product failure rates and other factors. Management reviews these estimates on a regular basis and adjusts the warranty reserves as actual experience differs from historical estimates or other information becomes available. This warranty liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair and service the equipment.

     The following table illustrates the changes in our warranty reserves from December 31, 2004 to March 31, 2005:

                                                                     AMOUNT
                                                                     ------
Balance at December 31, 2004..................................    $    20,956
Charges to expense -- cost of revenue.........................          7,436
Utilization/payment...........................................         (5,452)
                                                                  -----------
Balance at March 31, 2005.....................................    $    22,940
                                                                  ===========



b. Derivative Instruments and Hedging Activities

     Assets and liabilities of foreign subsidiaries where the local currency is the functional currency are translated at quarter-end exchange rates. Changes arising from translation are recorded in the accumulated other comprehensive earnings component of stockholders' equity. Results of operations are translated using the average exchange rates prevailing throughout the year. Gains and losses from foreign currency transactions are included in the Condensed Consolidated Statements of Income for the periods presented and are not material.

     We follow the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies as a cash flow hedge. For derivatives qualifying as cash flow hedges, the effective portion of changes in fair value of the derivative instrument is recorded as a component of other comprehensive earnings and is reclassified to earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion (representing the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged transaction) is recognized in earnings as it occurs. For fair value hedges, changes in fair value of the derivative, as well as the offsetting changes in fair value of the hedged item, are recognized in earnings each period.

     We formally designate and document each derivative financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for entering into the hedge transaction upon inception. We also assess whether the derivative financial instrument is effective in offsetting changes in the fair value or cash flows of the hedged item. We did not recognize any gain or loss related to hedge ineffectiveness for the three months ended March 31, 2005 and 2004, respectively.

     We do not use derivative financial instruments for trading purposes. All of our hedges qualify for either cash flow or fair value hedge accounting, other than a portion of our embedded equity collar contained in the private Mandatorily Exchangeable Contract for Shared Appreciation Income Linked Securities ("SAILS") arrangement (See Note 7c) as the related Cisco shares have been designated as trading securities. However, the aforementioned portion of the embedded equity collar and the related Cisco shares result in an economic hedge as it effectively manages a large portion of the fluctuation in the Cisco shares designated as trading securities. Accordingly, any change in fair value of this embedded equity collar between reporting dates is recognized through operations in other expense/income. In addition, the change in market value of Cisco shares, designated as trading securities, between reporting dates is recognized through operations in other expense/income. As of April 1, 2003, we designated a portion of the embedded equity collar as a fair value hedge of our Cisco shares designated as available-for-sale securities.

     We also utilize derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments denominated in foreign currencies from our international subsidiaries. These derivative instruments are designated as either fair value or cash flow hedges, depending on the exposure being hedged, and have maturities of less than one year. Gains and losses on these derivative financial instruments and the offsetting losses and gains on hedged transactions are reflected in the Consolidated Statements of Income as a component of cost of revenue. Such (losses) and gains were ($2,407) and $1,786 for the three months ended March 31, 2005 and 2004, respectively. We do not use these derivative financial instruments for trading purposes.

     As of March 31, 2005 and December 31, 2004, respectively, we had $45,789 and $70,632 in notional amounts of forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. These contracts are primarily denominated in British pounds, Euros, Australian dollars, Canadian dollars and Japanese yen and have been marked to market each period with the resulting gains and losses included in the Consolidated Statement of Income. The fair value of these forward exchange contracts was $(1,157) and $(3,629) as of March 31, 2005 and December 31, 2004 respectively, which was recorded in current liabilities.

     c. Legal matters

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

          In November 2002, we announced the unaudited, preliminary expected magnitude of the anticipated restatement of our financial statements, and updated that information on several occasions over the subsequent eleven months. Accordingly, the selected financial data for 1998, 1999, 2000 and 2001, financial statements for the years ended December 31, 2000 and 2001, and unaudited selected quarterly information for each of the four quarters of 2001 and the first three quarters of 2002 were restated in our 2002 Annual Report on Form 10-K/A.

          In connection with our accounting practices various class action lawsuits were filed against us and certain of our former management and our former board of directors in March 2002, March 2003 and May 2003. For more information see " -- Securities litigation matters."

          On June 3, 2004, we announced that we resolved the investigation by the United States Attorney's Office for the Eastern District of New York ("Eastern District") relating to our past accounting practices by entering into a non-prosecution agreement with the Eastern District. As a result of this non-prosecution agreement, no criminal complaint will be filed against us. In addition, on June 3, 2004, we announced an agreement with the SEC to resolve allegations against us relating to our past accounting practices that were under investigation by the SEC. Pursuant to the agreements with the Eastern District and the SEC, we have paid a total of $37,000 in cash to a restitution fund for members of the class consisting of purchasers of our common stock from February 15, 2000 to October 17, 2002, and $3,000 to the United States Postal Inspection Service Consumer Fraud Fund. In addition to these payments, the non-prosecution agreement included an acknowledgement by us that between 1999 and 2002, as a result of the actions of certain of our former employees, we (a) violated federal criminal law in connection with accounting practices involving improper sales transactions, unsupported and fictitious accounting entries and the manipulation of our accounting reserves and expenses; and (b) filed and caused to be filed materially false and misleading financial statements and other documents with the SEC. As part of the non-prosecution agreement, we agreed to continue our cooperation with the Eastern District and the SEC, and to implement remedial measures, including, but not limited to, retaining an independent, government-approved examiner to review our internal controls, financial reporting practices and our compliance with the settlement agreements and establishing and maintaining an annual training and education program designed to diminish the possibility of future violations of the federal securities laws. If we violate the injunction with the SEC, the agreement with the Eastern District or commit or attempt to commit other violations, such as accounting offenses that were not the subject of the investigations, we will be subject to federal criminal charges. Pursuant to the non-prosecution agreement we have waived certain defenses that may have otherwise been available to us in the event of a federal criminal charge, including the statute of limitations, and will be subject to prosecution for any offense, including any offense related to our past accounting practices. In addition, in the event of a violation of the agreement and a federal criminal charge, statements that were made by or on behalf of us to the Eastern District, SEC and the Postal Inspection Service, including the acknowledgments of responsibility described above, will be deemed admissible in evidence and certain evidentiary rules will not be available to us. Pursuant to the agreement with the SEC, the SEC filed, and the court has approved, a Final Consent Judgment in the Eastern District of New York providing for injunctive relief, enjoining us from further violations of the antifraud, reporting, books and records and internal control provisions of the federal securities laws, and a civil penalty in the amount of $37,000, as described above. We paid both the $37,000 and the $3,000 to the United States Postal Inspection Service Consumer Fraud Fund prior to June 30, 2004.

          On October 26, 2004, we issued a press release announcing our financial results for the third quarter 2004. On November 8, 2004, we issued a second press release, revising certain of the previously reported numbers. The revised numbers included a reduction of approximately $13,600 in revenue for the nine months ending September 30, 2004, as compared to the results previously reported in the press release of October 26, 2004. The November 8, 2004 press release stated that we had discovered certain discrepancies in the amount of inventory at a distributor as well as inventory on hand that affected its previously-announced results. On November 15, 2004, we filed our quarterly report on Form 10-Q for the third quarter of 2004.

          The non-prosecution agreement between us and the United States Attorney's Office for the Eastern District of New York, described previously, provides that should we violate the agreement or commit a crime in the future, we would be subject to prosecution for any offense, including any offense related to our past accounting practices. We retained outside counsel to investigate the facts and circumstances surrounding the erroneous numbers included in the October 26, 2004 press release. We have been cooperating with the informal requests made by the Eastern District and by the SEC regarding this matter, including whether we have complied with the injunction issued in connection with the June 2004 settlement with the SEC and non-prosecution agreement with the Eastern District. There can be no assurance that these events will not give rise to an enforcement action or other proceeding brought by the SEC or the Eastern District.

SECURITIES LITIGATION MATTERS

          On June 3, 2004, we announced our settlement of the Pinkowitz, Hoyle and Salerno class action lawsuits, which are described below. Under the settlement, we agreed to pay to the class members an aggregate of $1,750 in cash and an aggregate number of shares of common stock having a market value of $96,250, subject to a minimum and maximum number of shares based upon the volume-weighted moving average trading price of our common stock for the five day period immediately prior to our payment of the common stock to the class ("Determined Price"). If the Determined Price is greater than $16.41 per share, then we will issue 5,865.3 shares of our common stock to the class. If the Determined Price is between $16.41 per share and $11.49 per share, then we will issue to the class the number of shares of common stock equal to a market value of $96,250 divided by the Determined Price. If the Determined Price is less than $11.49 per share, we will issue 8,376.8 shares of our common stock to the class. For example, the number of shares issuable on March 31, 2005, pursuant to the settlement agreement would have been approximately 6,642.5 shares of which 586.5 were delivered in November 2004. The settlement also provides that we have the right to pay up to an additional $6,000 in cash to reduce the number of shares of our common stock that we are required to deliver in an amount equal to the amount of additional cash divided by the Determined Price. If (i) there occurs any event that would lead to the de-listing of our common stock or our board of directors recommends the approval of a tender offer or the purchase of a majority of our common stock or (ii) the Determined Price is less than $11.90 per share, then the lead counsel for the plaintiffs can require us to place into escrow the number of shares that would otherwise be payable to the class and would have the right to sell all or any portion of the escrowed shares and invest such proceeds until distribution to the class. If we do not deliver our common stock as required by the settlement agreement within the ten days of such requirement, the lead counsel for the plaintiffs may terminate the settlement agreement. The court held a fairness hearing regarding the settlement on October 4, 2004 and approved the fairness of the settlement by an order entered on October 20, 2004. On November 17, 2004, we delivered 586.5 shares, or 10% of the settlement amount (at $16.41 per share), as satisfaction of the plaintiffs' attorneys' fees incurred as of October 2004, pursuant to the court's order. We currently expect to deliver the balance of the shares required to be issued under the settlement late in the second quarter or in the third quarter of 2005. As of March 31, 2005, we have reflected $86,625 as accrued litigation costs in our current liabilities. For every $1.00 per share above $16.41 per share on the date the shares are issued, an additional non-cash litigation charge of approximately $5,300 (pre-tax) and $3,200 (after-tax) will be required to be recorded in our income statement in 2005. Included in our basic and diluted shares outstanding at March 31, 2005 is 6,642.5 shares for shares that would have been issued under this settlement agreement.

          In addition to the payments described above, the $37,000 civil penalty imposed by the SEC, which we have already paid, will be distributed to the class. Also, as part of the settlement, Dr. Jerome Swartz, our co-founder and former chairman, paid $4,000 in cash in 2004 to the class to settle the claims against him in the Pinkowitz and Hoyle class action lawsuits.

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

          On September 17, 2003, the jury awarded approximately $218,000 in damages against Telxon, of which approximately $6,000 was awarded to Mr. Dupre. The court denied Telxon's motion for judgment in its favor notwithstanding the verdict, for a new trial and for a reduction in the amount of the jury verdicts. On May 6, 2004, the court entered judgment against Telxon for approximately $218,000 in damages, plus statutory interest from the date of the verdicts and granted a motion to add Symbol as a counterclaim defendant with respect to the counterclaims asserted by Mr. Dupre. Prior to these court rulings, SMI withdrew its motion to add Symbol as a counterclaim defendant with respect to the counterclaims asserted by SMI. We and Telxon have filed notices of appeal of these rulings and the related verdicts. Symbol and Telxon have deposited approximately $50,000 into an interest-bearing court escrow account to stay execution of the judgment against both Symbol and Telxon pending resolution of the appeal. The parties completed the submission of briefs on this appeal in March 2005. The court has scheduled oral argument in response to the appellate briefs for June 3, 2005.

          Our available cash, including cash available under our existing lines of credit, may not be sufficient to pay jury verdicts of this size and we would need to obtain additional financing in order to pay the judgment entered against Telxon in this matter. In addition, we currently have not recorded any liability in our consolidated financial statements with respect to the jury verdicts and the judgment entered as we believe that, in accordance with the relevant guidance set forth in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," an unfavorable outcome of this litigation is not probable or estimatable at this time. However, there can be no assurance that we will not be found to be ultimately liable for the full amount of the judgment, plus statutory interest from the date of the verdicts. In the event we are found liable, and the judgment is not paid, we would be in violation of the terms of our credit facility. See Note 7.

PENDING PATENT AND TRADEMARK LITIGATION

Metrologic Instruments, Inc. v. Symbol Technologies, Inc.

          On June 19, 2003, Metrologic Instruments, Inc. ("Metrologic") filed a complaint against us in the United States District Court, District of New Jersey, alleging patent infringement and breach of contract, and seeking monetary damages of $2,300 (as of March 31, 2004) and termination of the cross-licensing agreement between the parties. We answered the complaint and asserted counterclaims for declaratory judgments of invalidity and noninfringement of Metrologic's patents and for non-breach of the cross-licensing agreement. We moved for partial summary judgment to dismiss Metrologic's breach of contract claim. On October 18, 2004, the Court granted Symbol's motion for summary judgment on Metrologic's breach of contract claim, and also granted Symbol leave to assert certain defenses. On October 25, 2004, Symbol asserted defenses of inequitable conduct with respect to Metrologic's patents. We intend to defend the case vigorously on the merits.

Symbol Technologies, Inc. et al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnership

          On July 21, 1999, we and six other members of the Automatic Identification and Data Capture industry ("Auto ID Companies") jointly initiated a lawsuit against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership ("Lemelson Partnership"). The suit was commenced in the United States District Court, District of Nevada in Reno, Nevada, but was subsequently transferred to the federal court in Las Vegas, Nevada. In the litigation, the Auto ID Companies sought, among other remedies, a declaration that certain patents, which had been asserted by the Lemelson Partnership against end users of bar code equipment, were invalid, unenforceable and not infringed.

          The Lemelson Partnership had contacted many of the Auto ID Companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. We had received many requests from our customers asking that we undertake the defense of these claims using our knowledge of the technology at issue, and the other Auto ID Companies had received similar requests. Certain of our customers had requested indemnification against the Lemelson Partnership's claims from us, and certain customers of the other Auto ID Companies had requested similar indemnification from them, individually and/or collectively with other equipment suppliers. We believe that generally we had no obligation to indemnify our customers against these claims and that the patents being asserted by the Lemelson Partnership against our customers with respect to bar code equipment are invalid, unenforceable and not infringed.

          On January 23, 2004, the court concluded that Lemelson's patent claims are unenforceable under the equitable doctrine of prosecution laches; that the asserted patent claims as construed by the court are not infringed by us because use of the accused products does not satisfy one or more of the limitations of each and every asserted claim; and that the claims are invalid for lack of enablement even if construed in the manner urged by Lemelson. The court entered its judgment in favor of Symbol and the other Auto ID Companies on January 23, 2004. The Lemelson Partnership filed several post-trial motions all of which were denied by the court. The Lemelson Partnership filed a notice of appeal on June 23, 2004. Briefs on appeal have been filed by the parties. The court has scheduled oral arguments for June 6, 2005.

Intermec IP Corp. v. Matrics, Inc.

          On June 7, 2004, Intermec IP Corp., a subsidiary of Intermec Technologies Corporation ("Intermec"), filed suit against Matrics in the Federal District Court in Delaware asserting infringement of four patents owned by Intermec IP Corp. relating to RFID readers and RFID tags. The complaint against Matrics seeks payment of a "reasonable royalty" as well as an injunction against Matrics from infringing such patents. On September 9, 2004, Symbol consummated the acquisition of Matrics. Matrics was merged into Symbol on October 29, 2004, and accordingly, Symbol is defending the case vigorously on the merits.

          On January 21, 2005, Matrics filed an Amended Answer and Counterclaim to which Intermec replied on February 4, 2005. On January 25, 2005, Matrics filed a motion to dismiss Intermec IP Corp.'s damages claims insofar as they seek damages for the period after October 29, 2004, the date on which Matrics was merged into Symbol and ceased to exist. In the alternative, Matrics moved to substitute Symbol for Matrics as successor-in-interest to Matrics. Intermec IP Corp. initially opposed the motion, but subsequently withdrew its opposition to substituting Symbol for Matrics. Symbol filed an amended answer and counterclaims on April 6, 2005. On April 20, 2005, Intermec IP Corp. filed an Amended and Supplemental Complaint which formally substituted Symbol for Matrics as the defendant.

          The Court entered a Scheduling Order on February 8, 2005. The Order provides for a Markman claim construction hearing to be held September 7, 2005. The case is scheduled for a ten day jury trial beginning on May 1, 2006. Discovery is under way.

Symbol Technologies, Inc. v. Intermec Technologies Corporation

          On March 10, 2005, Symbol filed a patent infringement suit against Intermec in the United States District Court for the District of Delaware, asserting infringement of four Symbol patents relating to wireless technology. On March 23, 2005, Intermec asserted counterclaims against Symbol for alleged infringement of six Intermec patents. The Intermec patents relate to wireless scanners, signature capture technology and bar code readers with multi-tasking operating systems. Symbol responded to Intermec's infringement claims on April 11, 2005 and asserted counterclaims seeking declarations that the Intermec patents were invalid and not infringed. Symbol intends to defend the case vigorously on the merits.

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

          Matrics' agreements with Nanopower provide for mandatory arbitration of these disputes in Washington, DC and contain an exclusive venue clause requiring any effort to obtain injunctive relief to be filed in Maryland. The state court complaint was removed to federal court and Matrics has filed a motion to transfer the suit to Maryland in anticipation of a subsequent stay pending arbitration. On October 1, 2004, before the Court heard Matrics' motion, Nanopower agreed to and the parties filed a stipulation to stay the case pending mediation, and if necessary, arbitration. A mediation was held on December 21, 2004, in an effort to resolve this matter. However, no resolution was reached. Symbol has been informed by Nanopower's attorneys that they intend to pursue an arbitration. One of Nanopower's claims is for breach of a consulting agreement, based on Matrics' failure to pay an invoice in the amount of approximately $38. On February 15, 2005, the Company sent to Nanopower a check in the amount of the invoice, plus accrued interest. It is not yet known if Nanopower will seek to arbitrate its other claims.

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

          On October 30, 2003, BSI filed an Application For Leave with the Canadian Competition Tribunal ("Tribunal"). BSI sought an Order from the Tribunal that would require us to accept BSI as a customer on the "usual trade terms" as they existed prior to the termination of their agreement in April 2003. The Tribunal granted leave for BSI to proceed with its claim against us on January 15, 2004. We filed an appeal of the Tribunal's decision before the Federal Court of Appeals on January 26, 2004, and a brief in support of the appeal on April 22, 2004. On October 7, 2004, the Federal Court of Appeals dismissed Symbol's appeal, allowing BSI to make its application before the Tribunal against Symbol.

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

          In late November 2004, the First Level Civil Judge entered a final judgment in this matter for Symbol. In his decision, the judge held that, while the plaintiff had established she had title to a tract of land, she failed to establish that her parcel is the property on which Symbol's Reynosa manufacturing facility is located. The judge further held that, based on the plaintiff's complaint, it was not possible to identify the location of the property to which plaintiff claims title.

          The plaintiff has appealed the judgment to the Court of Second Instance. In April 2005, the Court of Second Instance rejected the plaintiffs appeal. The plaintiff has the right to further appeal this recent decision.

Bruck Technologies Handels GmbH European Commission Complaint

          In February 2004, we became aware of a notice from the European Competition Commission ("EC") of a complaint lodged with it by Bruck Technologies Handels GmbH ("Bruck") that certain provisions of the Symbol PartnerSelect(TM) program violate Article 81 of the EC Treaty. Bruck has asked the EC to impose unspecified sanctions. We have provided all information requested by the EC and will respond to any additional inquiries. No action has been taken and the matter is pending. We intend to defend against these claims vigorously.

10. INCOME TAXES

     The Company's effective tax rate for the three months ended March 31, 2005 is a benefit of (24.85) percent. This differs from the statutory rate of 35 percent primarily due to benefits in the three months ended March 31, 2005 attributable to nonrecurring refunds and settlements relating to foreign and domestic tax issues and the receipt of favorable rulings from tax authorities as well as the allocable portion of the annual forecast of the tax benefits of research credits. Excluding the nonrecurring items, the effective tax rate would have been 33.8 percent.

     Due to a change in New York State Tax law in April 2005, the Company's deferred tax assets must be re-valued in the second quarter of 2005. Although the Company expects future substantial tax savings as a result of the law change, a charge of approximately $5,000 in the three months ended June 30, 2005, reflecting the reduction of certain deferred tax assets, will increase the Company's effective tax rate for the second quarter and year ended December 31, 2005.

     On October 22, 2004 the President signed the American Jobs Creation Act of 2004 ("AJCA"). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on analysis to date, we expect to repatriate up to $95,000 in accordance with this temporary incentive. The resulting tax impact of repatriation cannot be reasonably estimated at this time. We expect to finalize our assessment of this new provision by September 30, 2005.

11.  EXECUTIVE RETIREMENT PLANS

    Effective January 1, 2005, Symbol changed certain aspects of its Executive Retirement Plan (the "Plan"). The Plan change eliminated the participation of certain highly compensated current associates who were formerly in the Plan. Simultaneously, the Company commenced implementation of a non-qualified deferred compensation plan for its eligible associates. These changes resulted in a Plan settlement and curtailment and, accordingly, Symbol recognized in its Condensed Consolidated Statement of Income a settlement benefit of $2,386 and an additional expense associated with prior service of $1,397. This net benefit of $989 was further reduced by on-going interest costs associated with the Plan of $258. Our obligations under the Plan are not funded. The components of the net periodic benefit cost for the three months ended March 31, 2005 and 2004 are as follows:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             2005           2004
                                                            -----          -----
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost ......................................         $  --          $ 370
Interest cost .....................................           258            322
Amortization of prior service cost ................            --             66
Settlement and curtailment, net ...................          (989)            --
                                                            -----          -----
Net periodic benefit cost .........................         $(731)         $ 758
                                                            =====          =====


EMPLOYER CONTRIBUTIONS TO THE EXECUTIVE RETIREMENT PLAN

    We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute approximately $461 to the Executive Retirement Plan to cover expected benefit payments due to certain participants during 2005. As of March 31, 2005, $115 has been paid and we anticipate contributing an additional $346 before the end of 2005 to cover the expected benefit payments for the Executive Retirement Plan in 2005, bringing the total to $461.

DEFERRED COMPENSATION PLAN

    Effective January 1, 2005, Symbol commenced implementation of a non-qualified deferred compensation plan, in which certain highly compensated associates are eligible to participate. Selected associates, including but not limited to those former participants in the Executive Retirement Plan, will be eligible to receive annual Company contributions made as deposits into accounts for their benefit. The amount of the contribution will be based on the Company's performance for the preceding fiscal year and may range from a minimum of 6 percent to a maximum of 12 percent of the participant's aggregate cash compensation for the immediately preceding fiscal year. Such contributions will be deemed to be 50 percent in cash and 50 percent in common stock and will vest in accordance with the vesting schedule applicable to the deferred compensation plan. As of March 31, 2005, $166 has been accrued for this benefit and we anticipate contributing an additional $498 before the end of 2005 to cover the expected benefit payments for the deferred compensation plan in 2005, bringing the total to $664.

12.  BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREAS

    Our business consists of delivering products and solutions that capture, move and manage information in real time to and from the point of business activity. In addition, we provide customer support for our products and professional services related to these products and solutions. These services are coordinated under one global services organization. As a result, our activities are conducted in two reportable segments, Product and Services.

    The Product segment sells products and solutions in the form of advanced data capture equipment, mobile computing devices, RFID, wireless communication equipment and other peripheral products and also receives royalties. The Services segment provides solutions that connect our data capture equipment and mobile computing devices to wireless networks. This segment also provides worldwide comprehensive repair, maintenance, integration and support in the form of service contracts or repairs on an as-needed basis. We use many factors to measure performance and allocate resources to these two reportable segments. The primary measurements are sales and gross profit. The accounting policies of the two reportable segments are essentially the same as those used to prepare our consolidated financial statements. We rely on our internal management system to provide us with necessary sales and cost data by reportable segment, and we make financial decisions and allocate resources based on the information we receive from this management system. In the measurement of segment performance, we do not allocate research and development, sales and marketing, or general and administrative expenses. We do not use that information to make key operating decisions and do not believe that allocating these expenses is significant in evaluating performance.

    Our internal structure is in the form of a matrix organization whereby certain managers are held responsible for product and services worldwide while other managers are responsible for specific geographic areas. The operating results of both components are reviewed on a regular basis.

    We operate in three main geographic regions: The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Sales are allocated to each region based upon the location of the use of the products and services. Non-U.S. sales for the three months ended March 31, 2005 and 2004 were $168,447 and $166,485 respectively.

    Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally goodwill, intangible assets and temporary investments.

    Summarized financial information concerning our reportable segments and geographic regions is shown in the following table:

                                                                            FOR THE THREE MONTHS ENDED
                                                                            --------------------------
                                                              MARCH 31, 2005                            MARCH 31, 2004
                                                              --------------                            --------------
                                                   PRODUCT       SERVICES       TOTAL        PRODUCT       SERVICES        TOTAL
                                                   -------       --------       -----        -------       --------        -----
REVENUES:
The Americas (a) ............................      $263,833      $ 48,262      $312,095      $229,094      $ 45,277      $274,371

EMEA ........................................        94,293        22,077       116,370        89,241        22,960       112,201

Asia Pacific ................................        26,116         2,906        29,022        29,904         3,175        33,079
                                                   --------      --------      --------      --------      --------      --------
Total net sales .............................      $384,242      $ 73,245      $457,487      $348,239      $ 71,412      $419,651
                                                   ========      ========      ========      ========      ========      ========
STANDARD GROSS PROFIT:
The Americas ................................      $142,091      $ 13,140      $155,231      $130,534      $  8,532      $139,066

EMEA ........................................        58,660         5,750        64,410        52,249         7,523        59,772

Asia Pacific ................................        13,060           950        14,010        17,909         1,373        19,282
                                                   --------      --------      --------      --------      --------      --------

Total gross profit at standard ..............       213,811        19,840       233,651       200,692        17,428       218,120

Manufacturing variances & other related costs        27,435           655        28,090        23,192            --        23,192
                                                   --------      --------      --------      --------      --------      --------
Total gross profit ..........................      $186,376      $ 19,185      $205,561      $177,500      $ 17,428      $194,928
                                                   ========      ========      ========      ========      ========      ========

a) Included in The Americas are revenues of approximately $23,055 and $21,205 from non-US countries, mainly Canada, Brazil and Mexico, for the three month period ended March 31, 2005 and 2004, respectively.

Below is a summary of product revenues by product division for the three months ended March 31, 2005 and 2004:


                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                          ---------
                                                   2005                 2004
                                                 ---------            ---------
PRODUCT DIVISION:
Mobile Computing                                 $ 246,919            $ 206,517

Advanced Data Capture                              100,127              109,898

Wireless Infrastructure                             35,879               34,111

RFID                                                 8,176                   --

Other, net                                          (6,859)              (2,287)
                                                 ---------            ---------
Total                                            $ 384,242            $ 348,239
                                                 =========            =========

Other, net represents royalty revenues and rebates which the Company does not assign to a product division.

                                                                           AS OF           AS OF
                                                                          MARCH 31,      DECEMBER 31,
                                                                           2005            2004
                                                                         ----------      ----------
IDENTIFIABLE ASSETS:
The Americas ......................................................      $  921,477      $  915,565
EMEA ..............................................................         309,565         322,490
Asia Pacific ......................................................          58,915          52,385
Corporate (principally goodwill, intangible assets and investments)         581,311         639,929
                                                                         ----------      ----------
   Total ..........................................................      $1,871,268      $1,930,369
                                                                         ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FORWARD-LOOKING STATEMENTS; CERTAIN CAUTIONARY STATEMENTS

    This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of Symbol's future business, results of operations, liquidity and operating or financial performance or results. Such forward looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see Item 1, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2004.

    In light of the uncertainty inherent in such forward-looking statements, you should not consider the inclusion to be a representation that such forward-looking events or outcomes will occur.

    Because the information herein is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding Symbol's future performance. Actual results and performance may differ from Symbol's current projections, estimates and expectations, and the differences may be material, individually or in the aggregate, to Symbol's business, financial condition, results of operations, liquidity or prospects. Additionally, Symbol is not obligated to make public indication of changes in its forward-looking statements unless required under applicable disclosure rules and regulations.

The following discussion and analysis should be read in conjunction with Symbol's Condensed Consolidated Financial Statements and the notes thereto that appear elsewhere in this report.

OVERVIEW

    We are a recognized worldwide leader in enterprise mobility, delivering products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, mobile computing platforms, wireless communications infrastructure, mobility software and services programs under the Symbol Enterprise Mobility Services brand. Our goal is to be one of the world's preeminent suppliers of mission-critical mobile computing solutions to both business and industrial users. For the three months ended March 31, 2005, we generated $457,487 of revenue.

    Symbol manufactures products and provides services to capture, move and manage data using five core technologies: bar code reading and image recognition, mobile computing, wireless networking systems, RFID and mobility software applications. Our products and services are sold to a broad and diverse base of customers on a worldwide basis and in diverse markets such as retail, travel and transportation, warehousing and distribution, manufacturing, healthcare, education and government.

    We operate in two reportable business segments: (1) the design, manufacture and marketing of advanced data capture, mobile computing, wireless infrastructure, RFID and mobility software ("Product Segment") and (2) the servicing of, customer support for and professional services related to these systems ("Services Segment"). Each of our operating segments uses its core competencies to provide building blocks for mobile computing solutions.

    We are focused on delivering to our customers our enterprise mobility products, solutions and services, which are designed to increase cost-effectiveness, enhance efficiency and promote faster execution of critical business processes. We have been focused on the following objectives:

    - Expanding our position in enterprise mobility products and solutions. We believe our ability to deliver innovative, end-to-end enterprise mobility systems gives us a competitive advantage. Accordingly, we plan to continue to invest in product developments. In September 2004, we made a significant strategic acquisition of Matrics, and during 2004, we entered into strategic relationships to expand our capabilities in enterprise mobility solutions with such companies as AT&T Wireless and Nextel.

    - Continuing to improve and streamline our operations. Over the past two years, we have restructured and reorganized our major business functions to improve and streamline our business processes. As part of our restructurings, we have combined our product marketing, research and development and product engineering teams into a single Global Products Group, moving from a product focus to a customer and market-centric focus and have embarked on a program to enhance our core product lines, which is substantially complete. In addition, we have taken significant steps to improve our manufacturing efficiencies by moving the majority of our manufacturing to lower cost, company-owned and contract production facilities outside the United States. We plan to continue to work to improve and streamline our business processes. Currently, we have announced that we are developing a comprehensive action plan to reduce our operating expenses and overall cost structure.

    - Building upon our strong foundation of intellectual property. We have and intend to continue to invest in research and development to enable us to continue to offer high quality, differentiated and cost-effective products to our customers. We have expended approximately $31,500 for research and development during the three months ended March 31, 2005.

    - Rationalizing product lines and pursuing platform-based products. We believe that pursuing high value-added, platform-based products allows us to increase our sales and margins. For example, on March 31, 2003, we offered 17,012 active product configurations, which we reduced to 4,693 as of March 31, 2005. We believe this trend will continue as we further rationalize our product lines and pursue platform based products. This we believe sets the foundation of our segmented, or "bracketed" product strategy. This strategy is designed to address all market segments available to us. Our goal is to fill out each product line with a high-end model, a mid-range device and an entry-level unit to appeal to the lower end of the market. This we believe gives both legacy and new customers product choice along a price-feature-performance continuum.

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

    By evaluating our product bookings, we are able to gain visibility into the momentum of our expected future sales volumes. This evaluation helps us to identify areas in which we may need to adjust our sales and marketing efforts and inventory management. Our goal is to maintain the ratio of our quarterly product bookings to our actual product revenue recognized ratio greater than 1.0.

    In addition, we evaluate the amount of backlog of products that we have shipped but have not been recognized as revenue, as well as those products that are awaiting shipment. This evaluation, we believe, assists us in improving our quarterly linearity of shipments, and improves our operational efficiencies and overall inventory management. Our goal is to continually grow our backlog.

    We also believe that we need to build a strong partner ecosystem, which is a key aspect in our ability to scale our business and important in our efforts to penetrate new markets as well as boost our presence in our existing vertical markets. To that extent, in 2002 we began migrating to a channel-centric business model and introduced our PartnerSelect(TM) Program. Our goal is to have more than 80 percent of our products shipped through our indirect channels, that is our VARs, distributors and OEMs.

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


OVERVIEW OF PERFORMANCE

    Our total revenue for the three months ended March 31, 2005 was $457,487, an increase of 9.0 percent from the total revenue of $419,651 in the comparable prior year period. The increase in revenue is primarily attributable to growth in our mobile computing division.

    Our gross profit as a percentage of total revenue was 44.9 percent for the three months ended March 31, 2005, a decrease from 46.5 percent for the three months ended March 31, 2004. The reduction is primarily due to a strengthening of the U.S. Dollar against foreign currencies as well as a greater than normal mix of large customer, lower margin revenue in the three months ended March 31, 2005.

    We are committed to and continue to invest in engineering new products and in investing in our people, processes and systems to expand our product offerings, to improve our control environment and our effectiveness with our customers and our operational efficiencies. Accordingly, our operating expenses were $181,238 for the three months ended March 31, 2005, an increase of 9.5% from the total operating expenses of $165,473 in the comparable prior year period.

    Our operating margins for the three months ended March 31, 2005 was 5.3 percent compared to 7.0 percent for the three months ended March 31, 2004. This decrease in margin resulted from our continued investment in our people, processes and systems and the decrease in our gross margin.

    Our cash balances remained relatively consistent with a cash balance of $218,218 as of March 31, 2005 compared to $217,641 as of December 31, 2004, an increase of $577, even though the first quarter of 2005 included a $50,000 payment to reduce our borrowings on our short-term revolving credit facility.

    We continue to focus on effectively managing our accounts receivables. At March 31, 2005, receivables were $111,143, a decrease of $2,515 from $113,658 as of December 31, 2004. Our days sales outstanding at March 31, 2005 were 22 days as compared to 23 days at December 31, 2004.

    Our inventory turns increased to 5.8 from 4.2 for the three months ended March 31, 2005 as compared to the comparable period in 2004 primarily due to the one-time transfer of inventory to one of our larger retail customer's facilities and improved efficiencies within operations.

    Our gross product bookings were approximately $382,500 in the quarter ending March 31, 2005, an increase of approximately 8.7% from the quarter ending March 31, 2004.

    The ratio of our product bookings to product revenue was 1.0 for the quarter ended March 31, 2005. Our product backlog, which is another measure we monitor, increased in the quarter ending March 31, 2005 to approximately $328,700 as compared to product backlog as of March 31, 2004 of approximately $300,000. Essentially all of the reported backlog is expected to be shipped to the customer in six months.

    Our percent of product revenue that was shipped through our indirect channel in the three months ended March 31, 2005 was approximately 75 percent. This is up approximately 24 percentage points from 2002, when we began our migration to a channel-centric business model.

    Current results of customer satisfaction surveys from our services business have demonstrated improvement towards our goal of a consistent rating greater than 4.0. Our most current results were a score of 3.96 and 3.61, relating to satisfaction with our technical assistance and depot service delivery, respectively.

    While our service attach rates have been improving in our sales in the Americas, overall we believe we can achieve better attach rates and are making changes in our business process and restructuring certain of our service activities to help improve these attach rates in the future.

RESULTS OF OPERATIONS

    The following table summarizes our revenue by geographic region and then by reportable segment and geographic region for which we use to manage our business:

                                     FOR THE THREE MONTHS ENDED MARCH 31
                                     -----------------------------------
                                                         VARIANCE IN   VARIANCE IN
                                 2005         2004           $          PERCENT
                               --------      --------      --------    -----------
Total Revenue
 The Americas ...........      $312,095      $274,371      $ 37,724       13.7%
 EMEA ...................       116,370       112,201         4,169        3.7
 Asia Pacific ...........        29,022        33,079        (4,057)     (12.3)
                               --------      --------      --------       ----
  Total Revenue .........      $457,487      $419,651      $ 37,836        9.0%
                               ========      ========      ========       ====
Product Revenue
 The Americas ...........      $263,833      $229,094      $ 34,739       15.2%
 EMEA ...................        94,293        89,241         5,052        5.7
 Asia Pacific ...........        26,116        29,904        (3,788)     (12.7)
                               --------      --------      --------       ----
  Total Product Revenue .      $384,242      $348,239      $ 36,003       10.3%
                               ========      ========      ========       ====
Service Revenue
 The Americas ...........      $ 48,262      $ 45,277      $  2,985        6.6%
 EMEA ...................        22,077        22,960          (883)      (3.8)
 Asia Pacific ...........         2,906         3,175          (269)      (8.5)
                               --------      --------      --------       ----
  Total Service Revenue .      $ 73,245      $ 71,412      $  1,833        2.6%
                               ========      ========      ========       ====



    The following table summarizes our product revenue by product division:

                                         FOR THE THREE MONTHS ENDED MARCH 31
                                         -----------------------------------
                                                              VARIANCE IN   VARIANCE IN
                                  2005          2004            $             PERCENT
                              ---------       ----------      -----------   -----------
Product Division
Mobile Computing .......      $ 246,919       $ 206,517       $  40,402        19.6%
Advanced Data Capture ..        100,127         109,898          (9,771)       (8.9)
Wireless Infrastructure          35,879          34,111           1,768         5.2
RFID ...................          8,176              --           8,176       100.0
Other, net .............         (6,859)         (2,287)         (4,572)      200.0
                              ---------       ---------       ---------       -----
   Total ...............      $ 384,242       $ 348,239       $  36,003        10.3%
                              =========       =========       =========       =====

          Other, net represents royalty revenues and rebates which the Company does not assign to a product division.

    Product revenue for the three months ended March 31, 2005 was $384,242 an increase of $36,003 or 10.3 percent from the comparable prior year period. This increase included $8,176 of RFID revenue related to RFID products available because of our Matrics acquisition, which was consummated September 9, 2004. In addition, in the three months ended March 31, 2005, the Company transferred inventory held at its own facility with a sales value of $27,100 to a customer owned facility and believes the incremental increase in product revenue due to the transfer of this inventory to be approximately $13,000. The Company continues to experience growth in sales of its mobile computing product offerings, our largest product line, which experienced growth of $40,402 or
19.6 percent from the comparable prior year period. The increase in mobile computing is primarily due to the growth from our MC9000 gun and enterprise digital assistant mobile computing devices. In addition, wireless product revenue increased by $1,768 or 5.2 percent from the comparable prior year period due to the introduction of a new wireless switch during 2004. Partially offsetting these increases was a decline of $9,771 or 8.9 percent in our advanced data capture division from the comparable prior year period which was primarily driven by a large rollout of wireless point-of-sale scanners to a nationwide U.S. retailer during the three months ended March 31, 2004. In addition, other, net increased by $4,572 for the three months ended March 31, 2005 from the comparable prior year period, primarily due to changes to the PartnerSelect model that increased rebates within our distribution partners combined with their sales volume.

    Services revenue for the three months ended March 31, 2005 was $73,245, an increase of $1,833 or 2.6 percent from the comparable prior year period. The increase for the three months ended March 31, 2005 as compared to the comparable prior year period was primarily due to an increase in maintenance and support services of approximately $5,500, which was positively impacted by $1,200 as a result of recording new contracts on an accrual basis from a billed and collected basis. This was partially offset by lower professional service revenue resulting from our continued drive to utilize third party service providers for the lower margin professional service activities.

    Geographically, the Americas revenue increased 13.7 percent for the three months ended March 31, 2005 from the comparable prior year period primarily due to growth in mobile computing product offerings. Europe, Middle East and Africa ("EMEA") revenue increased 3.7 percent for the three months ended March 31, 2005 from the comparable prior year period due to growth in all product divisions. Asia Pacific revenue decreased 12.3 percent for the three months ended March 31, 2005 compared to the comparable prior year period which was primarily the result of decreased revenue in our advanced data capture and wireless infrastructure product offerings. The Americas, EMEA and Asia Pacific represent approximately 68.2, 25.4 and 6.4 percent of revenue, respectively, for the three months ended March 31, 2005. The Americas, EMEA and Asia Pacific represent approximately 65.4, 26.7 and 7.9 percent of revenue, respectively, for the three months ended March 31, 2004.

    Product gross profit for the three months ended March 31, 2005 was $186,376 an increase of $8,876 or 5.0 percent from the comparable prior year period. The increase in product gross profit was mainly attributed to an increase in revenue which accounted for approximately $18,400 of the increase for the three months ended March 31, 2005. Offsetting the increase in product revenue was a decrease in gross profit percentage of 2.5 percent or approximately $9,500 for the three months ended March 31, 2005 mainly driven by a greater than normal mix of large customer, lower margin revenue and sales of our RFID product at low single digit margins during the three months ended March 31, 2005 as compared with the comparable prior year period.

    Service gross profit for the three months ended March 31, 2005 was $19,185 an increase of $1,757 or 10.1 percent from the comparable prior year period. The increase in service gross profit was mainly attributed to a change in mix from low margin professional services to higher margin maintenance and support services which approximated $1,400. The remaining increase in service gross profit was attributed to higher revenues which accounted for an increase of approximately $400.

OPERATING EXPENSES

    Total operating expenses of $181,238 increased 9.5 percent for the three months ended March 31, 2005 from $165,473 for the comparable prior year period.

    Operating expenses consist of the following for the three months ended March 31:

                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                    ------------------------------------
                                                         VARIANCE IN   VARIANCE IN
                                2005          2004          $'S          PERCENT
                              --------      --------      --------     -----------
Engineering ............      $ 42,351      $ 41,559      $    792          1.9%
Selling, general and
 administrative ........       138,887       121,680        17,207         14.1
Stock-based compensation
 expense ...............            --         2,234        (2,234)       100.0
                              --------      --------      --------        -----
                              $181,238      $165,473      $ 15,765          9.5%
                              ========      ========      ========        =====


    Engineering expenses increased $792 or 1.9 percent for the three months ended March 31, 2005 as compared to the comparable prior year period, mainly due to our increased investment in our research and development.

    Selling, general and administrative expenses increased $17,207 or 14.1 percent for the three months ended March 31, 2005 as compared to the comparable prior year period, mainly due to increased investment in technology, infrastructure and financial systems, increased costs associated with the defense of former Symbol associates and higher compensation costs and related benefits, partially offset by a decrease in external consulting expenses associated with the Sarbanes Oxley Act of 2002 and decreased severance costs relating to former executives.

    Included in total operating expenses for the three months ended March 31, 2004 is stock-based compensation associated with certain portions of our stock option plans. Due to our inability to make timely filings with the SEC of our financial statements through the nine months ended September 30, 2003, our stock option plans were held in abeyance, meaning that our employees could not exercise their options until we became current with our filings. As an accommodation to both current and former Symbol associates whose options were impacted by this suspension, the Compensation Committee of the Board approved an abeyance program that allowed associates whose options were affected during the suspension period the right to exercise such options up to 90 days after the end of the suspension period. This resulted in a new measurement date for those options, which led to a non-cash accounting compensation charge for the intrinsic value of those vested options when the employee either terminated employment during the suspension period or within the 90 day period after the end of the suspension period. Stock based compensation related to the abeyance program was $2,234 during the three months ended March 31, 2004. On February 25, 2004, the date on which we became current with our regulatory filings with the SEC, this suspension period ended and, accordingly, there was no further stock-based compensation recognized in the three months ended March 31, 2005 related to this matter.

OTHER (EXPENSE)/INCOME, NET

Other (expense)/income, net consists of the following:

                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                 ------------------------------------
                              2005               2004             VARIANCE
                            --------           --------           --------
Cisco SAILS(a)......        $ (3,475)          $  1,713           $(5,188)
Interest Expense....          (4,133)            (1,378)           (2,755)
Interest Income.....           1,030                603               427
Other...............              10                 68               (58)
                            --------           --------           --------
                            $ (6,568)          $  1,006           $(7,574)
                            =========          ========           ========

    (a) In accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" the gain or loss on the change in fair value of the portion of our investment in CISCO common stock, coupled with the gain or loss on the change in fair value of the embedded derivative has been recorded as a component of other income or loss in each reporting period.

PROVISION FOR INCOME TAXES

    The Company's effective tax rate for the three months ended March 31, 2005 is a benefit of (24.85) percent. This differs from the statutory rate of 35 percent primarily due to benefits in the three months ended March 31, 2005 attributable to nonrecurring refunds and settlements relating to foreign and domestic tax issues and the receipt of favorable rulings from tax authorities as well as the allocable portion of the annual forecast of the tax benefits of research credits. Excluding the nonrecurring items, the effective tax rate would have been 33.8 percent

    Due to a change in New York State Tax law in April 2005, the Company's deferred tax assets must be re-valued in the second quarter of 2005. Although the Company expects future substantial tax savings as a result of the law change, a charge of approximately $5,000 in the three months ended June 30, 2005, reflecting the reduction of certain deferred tax assets, will increase the Company's effective tax rate for the second quarter and year ended December 31, 2005.

    On October 22, 2004 the President signed the American Jobs Creation Act of 2004 ("AJCA"). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on analysis to date, we expect to repatriate up to $95,000 in accordance with this temporary incentive. The resulting tax impact of repatriation cannot be reasonably estimated at this time. We expect to finalize our assessment of this new provision by September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

    The following table summarizes Symbol's cash and cash equivalent balances as of March 31, 2005 and December 31, 2004 and the results of our statement of cash flows for the three months ended March 31:

                                                                                                       VARIANCE IN
                                                                        2005               2004          DOLLARS
                                                                     ---------          ---------       ----------
Cash and cash equivalents .....................................      $ 218,218(a)       $ 217,641       $     577
                                                                     =========          =========       =========

Net cash provided by /(used in):
   Operating activities .......................................      $  72,652          $  40,789       $  31,863
   Investing activities .......................................        (22,804)           (15,221)         (7,583)
   Financing activities .......................................        (44,954)             4,082         (49,036)
   Effect of exchange rate changes on cash and cash equivalents         (4,317)              (634)         (3,683)
                                                                     ---------          ---------       ---------
Net increase in cash and cash  equivalents ....................      $     577          $  29,016       $ (28,439)
                                                                     =========          =========       =========


a) Does not include restricted cash of $51,636 comprised of $50,622 serving as security for the trial court judgment against Telxon and Symbol for Telxon vs. SmartMedia of Delaware, Inc. and $1,014 which is an interest-bearing letter of credit pledged as a supplier bond.

    Net cash provided by operating activities during the three months ended March 31, 2005 was $72,652 as compared to $40,789 for the same period last year. Net cash provided by operating activities increased $31,863 during the three months ended March 31, 2005 as compared to the comparable prior year period primarily due to an increase in net earnings of $15,340 and an increase in cash provided by inventory of approximately $33,039, based on a decrease in inventory for the three months ended March 31, 2005, and a decrease in cash used in accounts payable and accrued expenses of $44,897. These increases were offset by decreases in other operating assets and liabilities during the first quarter of 2005.

    Net cash used in investing activities for the three months ended March 31, 2005 was $22,804 as compared to $15,221 for the same period last year. The increase in cash used in investing activities of $7,583 during the three months ended March 31, 2005, when compared to the same period last year, was primarily due to $9,906 in additional capital expenditures, primarily related to our investment in technology, infrastructure and financial systems.

    Net cash used in financing activities during the three months ended March 31, 2005 was $44,954, as compared to net cash provided by financing activities of $4,082 during the same period last year. The $49,036 increase in cash used in financing activities during the three months ended March 31, 2005 primarily consists of a $50,000 pay down of our short term credit facility during the three months ended March 31, 2005. Additionally, there was a reduction of $13,825 of proceeds from long-term debt and a reduction in proceeds from stock option exercises of $4,980 offset by a $19,956 decrease in the purchases of treasury stock during the three months ended March 31, 2005.

    The following table presents selected key performance measurements we use to monitor our business for the three months ended March 31:

                                                                    2005   2004
                                                                    ----   ----
Days sales outstanding (DSO).....................................    22     26
Inventory turnover...............................................   5.8    4.2

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

    We continue to effectively manage our net accounts receivables, ending March 31, 2005 with receivables of $111,143, a decrease of $2,515 from $113,658 at December 31, 2004. Through aggressive collection strategies we have been able to reduce our average days sales outstanding to 22 days during the three months ended March 31, 2005 from an average of 26 days for the three months ended March 31, 2004.

    Our inventory turns increased to 5.8 from 4.2 for the three months ended March 31, 2005 as compared to the comparable period in 2004 primarily due to the one-time transfer of inventory to one of our larger retail customer's facilities and improved efficiencies.

OTHER LIQUIDITY MEASURES

    Other measures of our liquidity including the following:

                                                                 MARCH 31       DECEMBER 31,
                                                                   2005             2004
                                                                   ----             ----
Working capital ..............................................   $ 161,776       $ 135,985
   (current assets minus current liabilities)
Current ratio (current assets to current liabilities) ........       1.3:1           1.2:1
Long-term debt to capital ....................................        12.9%           14.1%
(Long-term debt as a percentage of long term debt plus equity)

    Current assets as of March 31, 2005 decreased by $33,612 from December 31, 2004, primarily due to a decrease in inventory. Inventory decreased due to the one time transfer of inventory to one of our larger retail customer's facilities and improved efficiencies in operations. Current liabilities as of March 31, 2005 decreased $59,403 from December 31, 2004 primarily due to a $38,889 decrease in the current portion of long-term debt based upon repayments during the three months ended March 31, 2005. Included in our current liabilities at March 31, 2005 is $86,625 related to an amount due to our settlement of certain litigation. We anticipate this amount will be paid through the issuance of shares of stock, not cash. Our current ratio was 1.3:1 at March 31, 2005 and 1.2:1 at December 31, 2004.

FINANCING ARRANGEMENTS

    During 2000, we entered into a $50,000 lease receivable securitization agreement which was subsequently renewed until March 2005 without the payment of amounts outstanding at such time, and has been further extended until March 31, 2006. During the three months ended March 31, 2005 and 2004, we did not securitize any additional lease receivables. As of March 31, 2005, we had the ability to securitize $44,154 under the lease receivable securitization agreement. Factors that are reasonably likely to affect our ability to continue using these financing arrangements include the ability to generate lease receivables that qualify for securitization and the ability of the financial institution to obtain an investment grade rating from either of the two major credit rating agencies. We do not consider the securitization of lease receivables to be a significant contributing factor to our continued liquidity.

EXISTING INDEBTEDNESS

    At March 31, 2005 and December 31, 2004, our short-term financing and long-term debt outstanding, excluding current maturities, was as follows:

                                                        MARCH 31,     DECEMBER 31,
                                                          2005            2004
                                                        --------        --------
Senior Secured Term Loan Facility(a) ...........        $100,000        $100,000
Senior Secured Revolving Credit Facility(a) ....          50,000         100,000
Secured installment loan(b) ....................          10,369          10,369
SAILS exchangeable debt(c) .....................          81,463          83,727
Other(d) .......................................              60              63
                                                        --------        --------
  Total debt ...................................         241,892         294,159
Less: current maturities .......................          79,183         118,072
                                                        --------        --------
Long-term debt .................................        $162,709        $176,087
                                                        ========        ========

    a. On December 29, 2004, we entered into a credit facility to be used (i) to repay in full our then outstanding senior indebtedness, comprised of a short-term credit facility and a prior revolving credit facility; (ii) for working capital and general corporate purposes; and (iii) to pay certain fees and expenses incurred in connection with such transactions. Pursuant to our credit facility, the lenders severally agreed to provide us the following: (a) a senior secured term loan facility in an aggregate principal amount of $100,000 and (b) a senior secured revolving credit facility in an aggregate principal amount of up to $150,000 with a $20,000 sublimit available for letters of credit. Our credit facility is secured on a first priority basis by (i) a pledge of all of the capital stock or other equity interests of our domestic subsidiaries, (ii) a pledge of 65% of the capital stock or other equity interests of selected overseas subsidiaries located in the United Kingdom, the Netherlands and Japan, (iii) 100% of the capital stock of the manufacturing entity in Reynosa, Mexico and all of its other assets and (iv) all our other domestic assets (other than real estate) and the stock of our domestic subsidiaries.

    On December 29, 2004, we borrowed $100,000 under the term loan facility and $100,000 under the revolving credit facility. The term loan facility is payable at $11,111 per quarter, which commences on December 15, 2005 through the term loan maturity date of December 30, 2007. The revolving credit facility matures on December 30, 2009. On February 3, 2005, we paid $50,000 of the outstanding balance under the revolving credit facility. The interest rate on the credit facility is the greater of (i) the prime rate and (ii) the federal funds rate plus 0.5%, plus, in both cases, the applicable margin for U.S.-based loans. For Eurodollar-based loans, the rate is the adjusted LIBO rate (defined as the LIBO rate multiplied by the statutory reserve rate) plus the applicable margin. The applicable margin is based upon our leverage ratio (defined as the ratio of our total indebtedness to our consolidated EBITDA for the period of the most recent four fiscal quarters) plus 0.25% to 1% for U.S.-based loans and 1.25% to 2% for Eurodollar-based loans. The interest rates on our outstanding borrowings at March 31, 2005 for the $100,000 term loan facility was 4.50% for $50,000 and 4.41% for $50,000. The interest rate on the $50,000 revolving credit facility as of March 31, 2005 was 4.47%

    Under our credit facility, there are a number of security and financial covenant provisions. Our new credit facility contains customary negative covenants and restrictions on our ability to engage in specified activities, including, but not limited to:

    - limitations on indebtedness, except, among others, permitted subordinated debt and unsecured debt not to exceed $30,000 at any time, indebtedness to finance capital expenditures not to exceed $20,000 at any time;

    - restrictions on liens, mergers and acquisitions, transactions with affiliates and guarantees;

    - limitations on investments, except, among others, permitted investments, investments by the company and its subsidiaries in equity interests in their subsidiaries not to exceed $25,000 at any time, intercompany loans not to exceed $25,000 at any time, permitted acquisitions not to exceed $50,000 at any time, and other investments not to exceed $15,000 in the aggregate;

    - limitations on sales of assets, among others, to persons other than affiliates not to exceed $25,000 at any time, and sales or transfers of lease contracts under the Bank of Tokyo securitization not to exceed $15,000 in any fiscal year;

    - limitations on sale and leaseback transactions not to exceed $20,000 at any time; and

    - restrictions on payments of dividends in an amount not to exceed $8,000 in any year including limitations on repurchases of common stock under employee stock purchase plans in an amount not to exceed $5,000 in any year plus the amount received from employees during such year in payment of the purchase price of shares acquired by them under such stock purchase plan.

    Our credit facility contains customary affirmative covenants that require us to perform certain activities, including, but not limited to:

    - furnish the administrative agent and each lender with certain periodic financial reports;

    - furnish the administrative agent and each lender notice of certain events, including, but not limited to, the occurrence of any default or any other occurrence that could reasonably be expected to result in an material adverse effect;

    - furnish the administrative agent with notice regarding any changes to the collateral; and

    - pay taxes and other material obligations, maintain insurance and keep proper books and records.

    Under provisions of our credit facility, at our option, we may seek to obtain investment grade ratings from Moody's Investors Service, Inc. and Standard & Poor's Ratings Group, Inc. If these ratings are obtained, all collateral securing the new credit facility will be released.

    Our credit facility contains financial covenants that (a) restrict our total leverage ratio (debt to adjusted EBITDA) to a ratio no greater than 2.5 times total debt at any time, (b) require that we maintain the maximum senior leverage ratio to 2.0 to 1.0 (after January 1, 2006, maximum senior leverage is 1.75x at any time total leverage exceeds 2.0x), (c) require that we maintain minimum fixed charge coverage ratio of 1.5x and (d) minimum unrestricted domestic cash requirement of $25,000 at all times prior to September 30, 2005 and $50,000 at all times thereafter. As of March 31, 2005 we are in compliance with the covenants under the new credit facility.

    b. On March 31, 2004, we entered into a purchase money secured installment loan with a bank for $13,825. The loan is payable in four semiannual installments of $3,655, including interest which commenced October 1, 2004. The proceeds received under the loan were used to finance the purchases of certain software.

    c. In January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. The 4,160 shares of Cisco common stock had a market value of $74,547 at March 31, 2005 and $80,288 at December 31, 2004. Such shares are held as collateral to secure the debt instrument associated with the SAILS and are included in Investments in Marketable Securities in the condensed consolidated balance sheets. This debt has a seven-year maturity and we pay interest at a cash coupon rate of 3.625%.

    In January 2008, the SAILS debt will be exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar arrangement were approximately $262,246, which were used for general corporate purposes, including the repayment of debt under the then outstanding revolving credit facility. The SAILS contain an embedded equity collar, which effectively hedges the exposure to fluctuations in the fair value of our holdings in Cisco common stock. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The gain or loss on changes in the fair value of the derivative is recognized through earnings in the period of change together with a substantial offsetting gain or loss on the Cisco shares.

    The derivative has been combined with the debt instrument in long-term debt in the condensed consolidated balance sheets and presented on a net basis as permitted under FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," as there exists a legal right of offset. The SAILS liability, net of the derivative asset, represents $81,463 at March 31, 2005.

    d. Other long-term debt of $60 and $63 at March 31, 2005 and December 31, 2004, respectively, represent capital lease obligations and various other loans maturing through 2007.


CONTRACTUAL CASH OBLIGATIONS

    As of March 31, 2005, there have not been any material changes in Symbol's contractual obligations as presented in its Annual Report on Form 10-K for the year ended December 31, 2004.

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

Product return reserves and allowance for doubtful accounts

    We record as reductions of revenue provisions for estimated product returns. The estimated amount is based on historical experience of similar products sold to our customers and then returned. If our product mix or customer base changes significantly, this could result in a change to our future estimated product return reserve. Management believes the reserve for product returns is adequate to cover anticipated credits issued for such returns; however, if future returns differ from our historical experience and estimates, then this could result in an increase in the reserve. An increase of one percent in the reserve percentage would result in an increase in our estimated product return reserve of approximately $1,500 as of March 31, 2005.

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

Legal contingencies

    We are currently involved in certain legal proceedings and accruals are established when we are able to estimate the probable outcome of these matters in accordance with Statements of Financial Accounting Standards No. 5 "Accounting for Contingencies." Such estimates of outcome are derived from consultation with in-house and outside legal counsel, as well as an assessment of litigation and settlement strategies. In many cases, outcomes of such matters are determined by third parties, including governmental entities and judicial bodies. Any provisions made in our financial statements, as well as related disclosures, represent management's best estimates of the current status of such matters and its potential outcome based on a review of the facts and in consultation with in-house and outside legal counsel. Our estimates may change from period to period based on changes in facts and circumstances, process of negotiations in settling matters and other changes determined by management. As further described under the caption "Item 3. Legal Proceedings," in our Annual Report on Form 10-K for the year ended December 31, 2004, we are in litigation with SmartMedia of Delaware, Inc. Currently, we do not have a liability recorded on our balance sheet related to this matter as we believe an unfavorable outcome is not probable. However, should circumstances change due to new developments related to this matter changes in our estimates may need to be made and recorded amounts and costs could be material.

Inventory valuation

    We record our inventories at the lower of historical cost or market value. In assessing the ultimate realization of recorded amounts, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Projected demand levels, economic conditions, business restructurings, technological innovation and product life cycles are variables we assess when determining our reserve for excess and obsolete inventories. We have experienced significant changes in required reserves in recent periods due to these variables. At the end of 2003, our inventory reserves were estimated at $109,331 or 33.9% of gross inventory respectively. As of March 31, 2005 such reserves have been reduced to $57,974 or 25.2% of gross inventory. The reduction of reserves was the result of the write off and scrapping of inventory, the sale of inventory and an improvement in our management of inventory turns.

    In addition, should future demand requirements change after a reserve has been established, there is the possibility that we could have future sales of product that has been previously reserved. While we continue to believe that our recorded reserves and policy for determining the reserve requirement are appropriate, it is possible that significant changes in required inventory reserves may continue to occur in the future if there is a deterioration in market conditions or acceleration in technological change and we may experience future sales of product for which reserves had previously been established.

Warranty reserves

    We provide standard warranty coverage for most of our products for a period of one year from the date of shipment. We record a liability for estimated warranty claims based on historical claims, product failure rates and other factors. This liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair and service the equipment. Our warranty obligation is affected by the products actually under warranty, product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Should our warranty policy change or should actual failure rates, material usage and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required. A five percent increase in our products under warranty would cause an approximate $833 increase to our warranty provision at March 31, 2005.

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

Goodwill impairments

    Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology mobile computing industry. Goodwill is measured as the excess of the cost of acquisition over the sum of the fair values of the tangible and identifiable intangible assets acquired less liabilities assumed. We test on an annual basis or more frequently if an event occurs or circumstances change that indicate a potential impairment may exist to its carrying value. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

Derivative instruments, hedging activities and foreign currency

    We utilize derivative financial instruments to hedge foreign exchange rate risk exposures related to foreign currency denominated payments from our international subsidiaries. We also utilize a derivative financial instrument to hedge fluctuations in the fair value of our investment in Cisco common shares. Our foreign exchange derivatives qualify for hedge accounting in accordance with the provisions of SFAS No. 133. We do not participate in speculative derivatives trading. While we intend to continue to meet the conditions for hedge accounting, if such hedges did not qualify as highly effective, or if we did not believe the forecasted transactions would occur, the changes in fair value of the derivatives used as hedges would be reflected in earnings and could be material.

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

    Our assessment of future taxable income is based on historical results, exclusive of non-recurring or unusual charges and management's assessment of future taxable income and other known transactions which would result in taxable income.

    Three forecasts of future sources of taxable income were prepared based on various assumptions concerning the growth of the Company's business operations that are subject to income tax in the United States. The reversal of all significant timing differences was considered in calculating the forecasted taxable income under each scenario. The estimated income tax payable was then calculated based on the tax rates in effect as of March 31, 2005. Tax credits (including a forecast of expected tax credits that will arise in each year of the forecast) were then applied to reduce the tax, subject to existing limitations under the applicable tax laws. Based on these forecasts, substantially all of the deferred tax assets would be utilized well before the underlying tax attributes' expiration periods.

    We have had a number of isolated items in the past that have had a negative and positive impact on our taxable income, however, we do not expect these items to recur in the future. We are projecting taxable income in the future.

    Actual income taxes could vary from estimated amounts due to future impacts of various items, including changes in tax laws, positions taken by governmental authorities relative to the deductibility of certain expenses we incur, changes in our financial condition and results of operations, as well as final review of our tax returns by various taxing authorities that are under audit in the normal course of business.

    Our critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Recently Issued Accounting Pronouncements

    On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

    In April 2005, the SEC extended the adoption date for Statement 123(R) until January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R), based upon the extended adoption date, on January 1, 2006 using the modified prospective method.

    As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and assumptions used in such periods to calculate the fair value of such grants. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share shown in Stock-Based Compensation in the footnotes to the accompanying condensed consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax deductions were $1,947 and $0 for the three-months ended March 31, 2005 and 2004, respectively.

    Based on the release of Statement 123(R), we plan on amending our Employee Stock Purchase Program ("ESPP") to reduce the discount of the price of the shares purchased by employees in the ESPP from its current discount of 15% to a discount of 5% and we will also eliminate the look-back period currently utilized to determine the price of the shares purchased. These changes will allow the ESPP to continue to be non compensatory, which will result in no compensation expense to be recorded by us in our statement of income when we implement Statement 123(R) with respect to such plan.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes regarding Symbol's market risk position from the information provided under Item 7A of Symbol's Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM  4. CONTROLS AND PROCEDURES


      Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.


      Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

SYMBOL TECHNOLOGIES, INC.

Dated: May 6, 2005                       By:  /s/ William R. Nuti
                                              ----------------------------------
                                              William R. Nuti
                                              Chief Executive Officer, President
                                              and Director
                                              (principal executive officer)

Dated: May 6, 2005                       By:  /s/ Mark T. Greenquist
                                              ----------------------------------
                                              Mark T. Greenquist
                                              Senior Vice President
                                              and Chief Financial Officer
                                              (principal financial officer)

Dated: May 6, 2005                       By:  /s/ James M. Conboy
                                              ----------------------------------
                                              James M. Conboy
                                              Vice President - Controller
                                              and Chief Accounting Officer
                                              (principal accounting officer)