Form 10-K/A
period 2002-12-31
SYMBOL TECHNOLOGIES INC
filed 2005-06-27
CIK 278352

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO __________________.

                          Commission file number 1-9802

                            SYMBOL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                    11-2308681
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

ONE SYMBOL PLAZA, HOLTSVILLE, NEW YORK      11742-1300
--------------------------------------------------------------------------------
(Address of principal executive offices)    (Zip Code)

                    Registrant's telephone number, including
                            area code: (631) 738-2400

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, PAR VALUE $.01                NEW YORK STOCK EXCHANGE
--------------------------------------------------------------------------------
(Title of each class)                       (Name of each exchange on which
                                            registered)

        Securities registered pursuant to Section 12(g) of the Act: None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

      The aggregate market value of the registrant's voting and non-voting stock held by persons other than officers and directors and affiliates thereof, as of the last business day of the second fiscal quarter ended June 30, 2004 was $2,992,420,096.

      The number of shares outstanding of the registrant's classes of common stock, as of June 20, 2005, was as follows:

Class                                       Number of Shares
--------------------------------------------------------------------------------
Common Stock, par value $0.01               242,911,689

================================================================================

                                EXPLANATORY NOTE

      Symbol Technologies, Inc. (collectively with its subsidiaries, "Symbol," "we," "us" and "our") is filing this Amendment No. 2 on Form 10-K/A ("Amendment No. 2") solely to amend its disclosures in Item 9A of Part II contained in its Amendment No. 1 to its Annual Report on Form 10-K ("Amendment No. 1") for the fiscal year ended December 31, 2002. Amendment No. 1 was filed with the Securities and Exchange Commission (the "SEC") on February 25, 2004 and its original Annual Report on Form 10-K was filed on December 30, 2003. The purpose of this Amendment No. 2 is to address comments that Symbol received from the Staff of the Division of Corporation Finance of the SEC.

      Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 2 contains the complete text of Item 9A of Part II, as amended, and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to our fiscal year ended December 31, 2002. This Amendment No. 2 contains only the sections and exhibits to Amendment No. 1 which are being amended and restated. The sections of and exhibits to Amendment No. 1 as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed. This Amendment No. 2 speaks as of the date of the original filing of Amendment No. 1 and has not been updated to reflect events occurring subsequent to the original filing date.


                                    PART II.

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

      NEW DISCLOSURE COMMITTEE

      We have formed a new Disclosure Committee comprised of the Chief Executive Officer, Chief Financial Officer, Senior Vice President - Finance and Business Controller, Chief Accounting Officer and General Counsel. The Disclosure Committee meets prior to significant filings with the Commission, and issuances of significant press releases.

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

      - CODE OF CONDUCT AND COMPLIANCE POLICIES. We amended our code of conduct and compliance policies to include company-wide principles and procedures for maintaining the integrity and transparency of our compliance, accounting, and reporting systems.

      - CONFIDENTIAL HOTLINE. We have created a confidential hotline number to provide a means for employees to anonymously report any suspected violations of law or our standards of conduct. In recent memos and meetings with our employees, we have urged anyone with knowledge of improper or unethical conduct to report that conduct to outside counsel or any trusted supervisor or officer or directly to the Commission.

      SOFTWARE AND SYSTEMS UPGRADE

      Our new management has approved a comprehensive software and systems upgrade that will improve the integration of our sales and finance departments and improve the adequacy of accounting journal entries. We have engaged an outside consultant to assist in these efforts.

      As required by Rule 13a-15(b) of the Exchange Act, Symbol has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2002, the end of the period covered by this report. Based upon the evaluation and the results of the investigations discussed above, Symbol's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, as of December 31, 2002, Symbol's disclosure controls and procedures were ineffective.

      It will take some time before we have in place the rigorous disclosure controls and procedures, including internal controls and procedures, that our Board of Directors and senior management are striving for. As a result of our efforts described above, however, we believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Annual Report on Form 10-K contains no material inaccuracies or omissions of material fact and contains the information required to be included in accordance with the Exchange Act.

      The process and control improvements described above are the only changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to assess our internal controls and procedures and will take any further actions that we deem necessary.

                                    PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Note: Item 15 in Amendment No. 1, as originally filed, is unchanged except for the filing of additional certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)   Exhibits

      See "Exhibit Index" on the page following the Signature Page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SYMBOL TECHNOLOGIES, INC.
                                     (Registrant)


June 24, 2005                        By: /s/ William R. Nuti
                                         --------------------------------------
                                         William R. Nuti
                                         Chief Executive Officer, President and
                                         Director
                                         (principal executive officer)

June 24, 2005                        By: /s/ Mark T. Greenquist
                                         --------------------------------------
                                         Mark T. Greenquist
                                         Senior Vice President -- Finance
                                         and Chief Financial Officer
                                         (principal financial officer)

June 24, 2005                        By: /s/ James M. Langrock
                                         --------------------------------------
                                         James M. Langrock
                                         Vice President -- Controller and
                                         Chief Accounting Officer
                                         (principal accounting officer)

EXHIBIT INDEX

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002