Form 10-K/A
period 2003-12-31
SYMBOL TECHNOLOGIES INC
filed 2005-06-27
CIK 278352

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


================================================================================

                                EXPLANATORY NOTE

      Symbol Technologies, Inc. (collectively with its subsidiaries, "Symbol," "we," "us" and "our") is filing this Amendment No. 1 on Form 10-K/A ("Amendment No. 1") solely to amend its disclosures in Item 9A of Part II contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Form 10-K"), which was originally filed with the Securities and Exchange Commission (the "SEC") on March 12, 2004. The purpose of this Amendment No. 1 is to address comments that Symbol received from the Staff of the Division of Corporation Finance of the SEC.

      Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 contains the complete text of Item 9A of Part II, as amended, and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to our fiscal year ended December 31, 2003. This Amendment No. 1 contains only the sections and exhibits to the Form 10-K which are being amended and restated. The sections of and exhibits to the Form 10-K as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

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

      During 2002 and 2003, we learned of certain deficiencies in our internal controls that existed in 2002 and prior years. These deficiencies are summarized as follows:

            - decentralized accounting structure for operations in the United States;

            -     inadequate hiring of qualified and experienced personnel;

            -     inadequate training and supervision of personnel;

            -     inadequate systems and systems interfaces;

            - errors and irregularities related to the timing and amount of revenue recognized; and

            - errors and irregularities in the timing and recording of certain reserves.

      We have taken measures to improve the effectiveness of our internal controls and we believe these efforts address the matters described above. Certain measures we have taken through December 31, 2003 to address such deficiencies include the following:

            - centralized our United States regional finance organizations, with direct reporting responsibilities to the Chief Financial Officer;

            - hired additional qualified and experienced personnel, specifically in finance, including a business controller;

            -     established training plans for personnel;

            - restructured our finance organization to ensure adequate supervision of personnel;

            - implemented formal review processes of transactions where there still exists manual intervention; and

            - approved and are implementing a software and systems upgrade that will improve the integration of our sales finance departments.

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

      Management has and is continuing to address this weakness as follows:

            - Centralized the responsibility for ensuring the accuracy and completeness of reporting revenue with a Revenue Controller, who reports directly to the Chief Accounting Officer; and

            - Developed a comprehensive business transformation strategy intended to transform multiple legacy systems into one ERP platform. We have expended approximately $15.5 million in 2003 and plan to expend an additional $101.5 million through 2006. This investment in software and hardware system upgrades is designed to provide both operational and financial control environment benefits. The financial control environment benefits will include, but are not limited to, reducing the risks associated with multiple system interfaces and improving access controls within and between multiple systems, improving the integration of our sales, finance and accounting departments, improving the accuracy of our revenue reporting, reducing the number of manual transactions and increasing the transparency of financial information.

      As required by Rule 13a-15(b) of the Exchange Act, Symbol has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. As described above, our evaluation disclosed several deficiencies and a material weakness. We believe these deficiencies and material weakness may constitute deficiencies in our disclosure controls. Based upon the evaluation, Symbol's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, as of December 31, 2003, Symbol's disclosure controls and procedures were ineffective.

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

      The process and control improvements described in the third paragraph of this Item 9A are the only changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to assess our internal controls and procedures and will take any further actions that we deem necessary.

                                    PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Note: Item 15 in the Form 10-K, as originally filed, is unchanged except for the filing of additional certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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