Form 10-Q/A
period 2004-03-31
SYMBOL TECHNOLOGIES INC
filed 2005-06-27
CIK 278352

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal quarter ended March 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________.

                          Commission file number 1-9802

                            Symbol Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                    11-2308681
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

One Symbol Plaza, Holtsville, New York      11742-1300
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

                                EXPLANATORY NOTE

         Symbol Technologies, Inc. (collectively with its subsidiaries, "Symbol," "we," "us" and "our") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") solely to amend its disclosures in Item 4 of Part I contained in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 (the "Form 10-Q"), which was originally filed with the Securities and Exchange Commission (the "SEC") on May 10, 2004. The purpose of this Amendment No. 1 is to address comments that Symbol received from the Staff of the Division of Corporation Finance of the SEC.

         Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 contains the complete text of Item 4 of Part I, as amended, and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to our fiscal quarter ended March 31, 2004. This Amendment No. 1 contains only the sections and exhibits to the Form 10-Q which are being amended and restated. The sections of and exhibits to the Form 10-Q as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.


                                     PART I.

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

         During 2003 and 2002, we learned of certain deficiencies in our internal control that existed in 2002 and prior years. Additionally, as of December 31, 2003, we identified a material weakness related to the manner in which we process transactions to record our revenue as our current processes and procedures to record revenue transactions requires substantial manual intervention and are reliant on several departments in our sales and finance organization. The deficiencies remaining as of March 31, 2004 are summarized as follows:

         o        inadequate systems and systems interfaces;

         o        inadequate and untimely account reconciliations;

         o        numerous manual journal entries; and

         o        informal worldwide policies and procedures.

         We have taken measures to improve the effectiveness of our internal controls and we believe these efforts are addressing the matters described above. Certain measures we have taken to address such deficiencies in the three-month period ended March 31, 2004 include the following:

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

         o implemented formal review processes of transactions where there still exists manual intervention; and

         o developed a comprehensive business transformation strategy intended to transform multiple legacy systems into one ERP platform. Beginning in 2003, we have expended approximately $20.5 million thus far and plan to expend an additional $96.5 million through 2006. This investment in software and hardware system upgrades is designed to provide both operational and financial control environment benefits. The financial control environment benefits will include, but are not limited to, reducing the risks associated with multiple system interfaces and improving access controls within and between multiple systems, improving the integration of our sales, finance and accounting departments, improving the accuracy of our revenue reporting, reducing the number of manual transactions and increasing the transparency of financial information.

         As required by Rule 13a-15(b) of the Exchange Act, Symbol has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report. As described above, we have taken measures to improve our internal controls and procedures, however, the deficiencies described above, including a material weakness still exist. We believe these deficiencies and material weakness may constitute deficiencies in our disclosure controls. Based upon the evaluation, Symbol's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, as of March 31, 2004, Symbol's disclosure controls and procedures were ineffective.

         It will take some time before we have in place the rigorous disclosure controls and procedures, including internal controls and procedures, that our Board of Directors and senior management are striving for. As a result of our efforts as described above, however, we believe that our Condensed Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Quarterly Report on Form 10-Q contains no material inaccuracies or omissions of material fact and contains the information required to be included in accordance with the Exchange Act.

         The process and control improvements described in the third paragraph of this Item 4 are the only changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to assess our disclosure controls and procedures and will take any further actions that we deem necessary.

                                    PART II.

ITEM 6.  EXHIBITS

Note: Item 6 in the Form 10-Q, as originally filed, is unchanged except for the filing of additional certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

June 24, 2005                               By:  /s/ Mark T. Greenquist
                                                 ----------------------
                                                 Mark T. Greenquist
                                                 Senior Vice President--Finance
                                                 and Chief Financial Officer
                                                 (principal financial officer)

June 24, 2005                               By:  /s/ James M. Langrock
                                                 ---------------------
                                                 James M. Langrock
                                                 Vice President--Controller and
                                                 Chief Accounting Officer
                                                 (principal accounting officer)

================================================================================
EXHIBIT INDEX

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002