Form 10-Q/A
period 2004-06-30
SYMBOL TECHNOLOGIES INC
filed 2005-06-27
CIK 278352

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal quarter ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________.

                          Commission file number 1-9802

                            Symbol Technologies, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                    11-2308681
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Symbol Plaza, Holtsville, New York                      11742-1300
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

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

     The number of shares outstanding of the registrant's classes of common stock, as of June 20, 2005, was as follows:

Class                                                       Number of Shares
-------------------------------------------------------------------------------
Common Stock, par value $0.01                               242,911,689


===============================================================================

                                EXPLANATORY NOTE

     Symbol Technologies, Inc. (collectively with its subsidiaries, "Symbol," "we," "us" and "our") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") solely to amend its disclosures in Item 4 of Part I contained in its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (the "Form 10-Q"), which was originally filed with the Securities and Exchange Commission (the "SEC") on July 30, 2004. The purpose of this Amendment No. 1 is to address comments that Symbol received from the Staff of the Division of Corporation Finance of the SEC.

     Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 contains the complete text of Item 4 of Part I, as amended, and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to our fiscal quarter ended June 30, 2004. This Amendment No. 1 contains only the sections and exhibits to the Form 10-Q which are being amended and restated. The sections of and exhibits to the Form 10-Q as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

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

     During 2003 and 2002, we learned of certain deficiencies in our internal control that existed in 2002 and prior years. Additionally, as of December 31, 2003, we identified a material weakness related to the manner in which we process transactions to record our revenue as our current processes and procedures to record revenue transactions requires substantial manual intervention and are reliant on several departments in our sales and finance organization. We believe that as of June 30, 2004, this material weakness and certain deficiencies still exist. These deficiencies are summarized as follows:

     o    inadequate systems and systems interfaces;

     o    inadequate and untimely account reconciliations;

     o    numerous manual journal entries; and

     o    informal worldwide policies and procedures.

     We continue to take measures to improve the effectiveness of our internal controls and we believe these efforts are addressing the matters described above. Certain measures we have taken to address such deficiencies in the three-month period ended June 30, 2004 include the following:

     o developed under the supervision of the revenue controller detailed monthly procedures to accumulate, analyze, test and report to management the revenue results;

     o formalized certain worldwide policies and procedures under a worldwide policies and procedures group. To date, the policies and procedures group has issued 36 policies, which have been approved by the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and are posted on our intranet site, and has 96 waiting executive approval. Included in these policies are our revenue recognition, account reconciliation, and manual journal entry policies;

     o identified responsible associates for account reconciliations, including approvals and have begun implementing a monitoring system to track these reconciliations;

     o implemented formal review processes of transactions where there still exists manual intervention;

     o utilized various system enhancements which eliminated certain manual interventions for processing revenue transactions; and

     o developed a comprehensive business transformation strategy intended to transform multiple legacy systems into one ERP platform. Beginning in 2003, we have expended approximately $28.5 million thus far and plan to expend an additional $88.5 million through 2006. This investment in software and hardware system upgrades is designed to provide both operational and financial control environment benefits. The financial control environment benefits will include, but are not limited to, reducing the risks associated with multiple system interfaces and improving access controls within and between multiple systems, improving the integration of our sales, finance and accounting departments, improving the accuracy of our revenue reporting, reducing the number of manual transactions and increasing the transparency of financial information.

     As required by Rule 13a-15(b) of the Exchange Act, Symbol has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report. The evaluation revealed that the material weakness and deficiencies described above are not yet fully remediated which we believe may constitute deficiencies in our disclosure controls. Based upon the evaluation, Symbol's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, as of June 30, 2004, Symbol's disclosure controls and procedures were ineffective.

     However, as a result of our efforts to date, we believe that our Condensed Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Quarterly Report on Form 10-Q contains no material inaccuracies omission of material fact and contains the information required to be included in accordance with the Exchange Act.

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

June 24, 2005                       By:  /s/ James M. Langrock
                                         --------------------------------------
                                         James M. Langrock
                                         Vice President--Controller and
                                         Chief Accounting Officer
                                         (principal accounting officer)

===============================================================================
EXHIBIT INDEX

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002