Form 10-Q/A
period 2004-09-30
SYMBOL TECHNOLOGIES INC
filed 2005-06-27
CIK 278352

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

         For the fiscal quarter ended September 30, 2004
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

         Symbol Technologies, Inc. (collectively with its subsidiaries, "Symbol," "we," "us" and "our") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") solely to amend its disclosures in Item 4 of Part I contained in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (the "Form 10-Q"), which was originally filed with the Securities and Exchange Commission (the "SEC") on November 15, 2004. The purpose of this Amendment No. 1 is to address comments that Symbol received from the Staff of the Division of Corporation Finance of the SEC.

         Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 contains the complete text of Item 4 of Part I, as amended, and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to our fiscal quarter ended September 30, 2004. This Amendment No. 1 contains only the sections and exhibits to the Form 10-Q which are being amended and restated. The sections of and exhibits to the Form 10-Q as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.



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

         As of December 31, 2003, we identified a material weakness related to the manner in which we process transactions to record our revenue as our current processes and procedures to record revenue transactions requires substantial manual intervention and are reliant on several departments in our sales and finance organization. We also identified certain deficiencies which are summarized as follows:

         o        inadequate systems and systems interfaces;

         o        inadequate and untimely account reconciliations;

         o        numerous manual journal entries; and

         o        informal worldwide policies and procedures.

         Since the discovery of the material weakness and other deficiencies as described above, during the three-month period ended September 30, 2004, we believe we have finalized several actions undertaken that have improved the effectiveness of our internal controls. These have included the following:

         o centralized the responsibility of revenue under a revenue controller's department, reporting directly to the Chief Accounting Officer;

         o formalized certain worldwide policies and procedures under a worldwide policies and procedures group. To date, the policies and procedures group has issued 79 policies, which have been approved by the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and are posted on our intranet site, and has 53 waiting executive approval. Included in these policies are our revenue recognition, account reconciliation, and manual journal entry policies;

         o identified responsible associates for account reconciliations, including approvals;

         o implemented formal review processes of transactions where manual intervention still exists; and

         o developed a comprehensive business transformation strategy intended to transform multiple legacy systems into one ERP platform. Beginning in 2003, we have expended approximately $48.5 million thus far and plan to expend an additional $68.5 million through 2006. This investment in software and hardware system upgrades is designed to provide both operational and financial control environment benefits. The financial control environment benefits will include, but are not limited to, reducing the risks associated with multiple system interfaces and improving access controls within and between multiple systems, improving the integration of our sales, finance and accounting departments, improving the accuracy of our revenue reporting, reducing the number of manual transactions and increasing the transparency of financial information.

         As a result of these and other measures we have taken to date, we believe this material weakness and other deficiencies described above have been remediated.

         In November 2004, during our inventory testing (including a planned physical inventory at a company-owned distribution center), two unrelated errors were discovered. These errors were the result of two discrete events. One event involved inaccurate inventory levels reported to us by a large distribution partner. The underreported inventory levels resulted in us inaccurately reporting $3.3 million in revenues in our earnings release on October 26, 2004 for the three and nine-month period ended September 30, 2004. No previous periods were affected. This was an oversight on the part of the distribution partner, which made us aware of the reporting error as soon as it was discovered. The second discrepancy was the result of errors that occurred at a company-owned distribution facility that serves one of our large retail customers. The distribution center relies on its own internal reporting system and misreported inventory. As a result of this second discrepancy, we over reported revenue by $10.3 million for the three and nine month period ended September 30, 2004 in our earnings release on October 26, 2004. Based on these findings, management believes it has significant deficiencies relating to the controls for receiving, shipping and ultimately reporting the amount of inventory. The errors reported as described above led to the delay in filing this report on Form 10-Q as of and for the three and nine month period ended September 30, 2004.

         Since the discovery of the significant deficiencies in November 2004 as described above, we have taken the following steps to ensure the financial results as of and for the three and nine month period ended September 30, 2004 as filed in this Form 10-Q are fairly presented in all material respects:

         o         re-performed  a  physical   inventory  at  this  distribution
                   center;

         o performed a roll back of inventory amounts from the results of our physical counts to each quarter end;

         o re-performed cut-off procedures at March 31, 2004, June 30, 2004 and September 30, 2004 to determine proper inventory amounts; and

         o         re-confirmed inventory amounts with the distributor.

         Additionally, we have taken various measures to improve the effectiveness of our internal controls, including:

         o placed qualified individuals in the distribution center to manage the movement of inventory within the distribution center; and

         o developed prospective physical inventory procedures to be performed for the year ending December 31, 2004 and quarterly thereafter at certain of our distributors and our company-owned distribution center to ensure the value of consigned inventory at our distributors and our company-owned distribution center are accurately recorded.

         As required by Rule 13a-15(b) of the Exchange Act, Symbol has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. Based upon the evaluation, Symbol's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, as of September 30, 2004, Symbol's disclosure controls and procedures were ineffective.

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

                                         SYMBOL TECHNOLOGIES, INC.
                                         (Registrant)


June 24, 2005                            By:  /s/ William R. Nuti
                                            ------------------------------------
                                            William R. Nuti
                                            Chief Executive Officer, President
                                            and Director
                                            (principal executive officer)

June 24, 2005                            By:  /s/ Mark T. Greenquist
                                            ------------------------------------
                                            Mark T. Greenquist
                                            Senior Vice President--Finance
                                            and Chief Financial Officer
                                            (principal financial officer)

June 24, 2005                            By:  /s/ James M. Langrock
                                            ------------------------------------
                                            James M. Langrock
                                            Vice President--Controller and
                                            Chief Accounting Officer
                                            (principal accounting officer)

================================================================================

EXHIBIT INDEX

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002