Form 10-Q
period 2005-06-30
SYMBOL TECHNOLOGIES INC
filed 2005-08-04
CIK 278352

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                                 YES [X] NO [ ]

    The number of shares outstanding of the registrant's classes of common stock, as of August 3, 2005, was as follows:

            Class                                               Number of Shares
            -----                                               ----------------
Common Stock, par value $0.01                                      243,043,059

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                              FOR THE QUARTER ENDED
                                  JUNE 30, 2005

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements......................... 3
    Condensed Consolidated Balance Sheets at June 30, 2005 (Unaudited)
      and December 31, 2004................................................... 3
    Condensed Consolidated Statements of Operations for the Three and
      Six Months Ended June, 2005 and 2004 (Unaudited)........................ 4
    Condensed Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 2005 and 2004 (Unaudited)................................ 5
    Notes to Condensed Consolidated Financial Statements (Unaudited).......... 6
  Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations................................................ 26
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 37
  Item 4. Controls and Procedures............................................ 37
PART II - OTHER INFORMATION
  Item 1. Legal Proceedings.................................................. 38
  Item 4. Submission of Matters to a Vote of Security Holders................ 38
  Item 6. Exhibits........................................................... 38
Signatures................................................................... 40

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                                                        JUNE 30,     DECEMBER 31,
                                                                                                          2005          2004
                                                                                                      -----------    -----------
                                                                                                      (UNAUDITED)
ASSETS
Cash and cash equivalents .........................................................................   $   136,156    $   217,641
Accounts receivable, less allowance for doubtful accounts of $7,870 and $9,385, respectively ......       192,376        164,158
Inventories, net ..................................................................................       172,834        207,338
Deferred income taxes .............................................................................       136,837        179,844
Investment in marketable securities ...............................................................        79,498             --
Other current assets ..............................................................................        29,262         24,286
                                                                                                      -----------    -----------
  Total current assets ............................................................................       746,963        793,267
Property, plant and equipment, net ................................................................       250,128        241,508
Deferred income taxes .............................................................................       253,800        236,725
Investment in marketable securities ...............................................................           639         81,230
Goodwill ..........................................................................................       496,723        497,283
Intangible assets, net ............................................................................        42,534         45,404
Restricted cash ...................................................................................        51,960         51,370
Other assets ......................................................................................        27,381         34,082
                                                                                                      -----------    -----------
  Total assets ....................................................................................   $ 1,870,128    $ 1,980,869
                                                                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses .............................................................   $   428,379    $   465,415
Short-term credit facility ........................................................................        35,000        100,000
Current portion of long-term debt .................................................................       124,813         18,072
Deferred revenue ..................................................................................        49,860         43,692
Income taxes payable ..............................................................................         8,578         20,132
Accrued restructuring expenses ....................................................................        27,106          9,971
                                                                                                      -----------    -----------
  Total current liabilities .......................................................................       673,736        657,282
Long-term debt, less current maturities ...........................................................        66,679        176,087
Deferred revenue ..................................................................................        31,003         25,122
Other liabilities .................................................................................        32,579         49,859
Contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 10,000 shares, none issued or outstanding ............            --             --
Series A Junior Participating preferred stock, par value $1.00; authorized 500 shares, none issued
  or outstanding ..................................................................................            --             --
Common stock, par value $0.01; authorized 600,000 shares; issued 273,283 shares and 272,069 shares,
  respectively ....................................................................................         2,733          2,721
Additional paid-in capital ........................................................................     1,493,599      1,484,093
Accumulated other comprehensive income, net .......................................................         5,939         13,699
Deferred compensation .............................................................................       (13,633)       (15,642)
Accumulated deficit ...............................................................................      (123,306)      (112,565)
                                                                                                      -----------    -----------
                                                                                                        1,365,332      1,372,306
Treasury stock, at cost 30,078 shares and 29,796 shares, respectively .............................      (299,201)      (299,787)
                                                                                                      -----------    -----------
  Total stockholders' equity ......................................................................     1,066,131      1,072,519
                                                                                                      -----------    -----------
   Total liabilities and stockholders' equity .....................................................   $ 1,870,128    $ 1,980,869
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

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                               FOR THE                    FOR THE
                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                        ----------------------    ----------------------
                                                           2005         2004         2005         2004
                                                        ---------    ---------    ---------    ---------
REVENUE:
Product .............................................   $ 355,653    $ 356,602    $ 739,895    $ 704,841
Services ............................................      72,107       76,183      145,352      147,595
                                                        ---------    ---------    ---------    ---------
                                                          427,760      432,785      885,247      852,436
COST OF REVENUE:
Product cost of revenue .............................     192,452      180,347      390,318      352,318
Services cost of revenue ............................      52,523       51,919      105,928      105,903
Restructuring charges ...............................       8,992        3,836        9,647        2,604
Asset impairments ...................................       6,155           --        6,155           --
                                                        ---------    ---------    ---------    ---------
                                                          260,122      236,102      512,048      460,825
                                                        ---------    ---------    ---------    ---------
Gross profit ........................................     167,638      196,683      373,199      391,611
                                                        ---------    ---------    ---------    ---------
OPERATING EXPENSES:
Engineering .........................................      39,574       42,060       81,926       83,619
Selling, general and administrative (1) .............     135,517       19,073      274,523      240,753
Restructuring charges ...............................      22,230          509       22,109          509
Asset impairments ...................................       5,433           --        5,433           --
Recovery from legal settlements .....................      (7,086)      (9,000)      (7,086)      (9,000)
Stock-based compensation expense (2) ................          --          375           --        2,609
                                                        ---------    ---------    ---------    ---------
                                                          195,668      153,017      376,905      318,490
(Loss) Earnings from operations .....................     (28,030)      43,666       (3,706)      73,121
Other (expense), net ................................        (968)      (7,958)      (7,538)      (6,952)
                                                        ---------    ---------    ---------    ---------
(Loss) Earnings before income taxes .................     (28,998)      35,708      (11,244)      66,169
Provision for (benefit from) income taxes ...........       1,483        6,937       (2,930)      30,570
                                                        ---------    ---------    ---------    ---------
NET (LOSS) EARNINGS .................................   $ (30,481)   $  28,771    $  (8,314)   $  35,599
                                                        =========    =========    =========    =========
(LOSS) EARNINGS PER SHARE:
Basic and diluted ...................................   $   (0.12)   $    0.12    $   (0.03)   $    0.15
                                                        =========    =========    =========    =========
CASH DIVIDENDS DECLARED PER COMMON SHARE ............   $      --    $      --    $    0.01    $    0.01
                                                        =========    =========    =========    =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic ...............................................     249,571      235,531      249,356      233,608
Diluted .............................................     249,571      239,541      249,356      239,302

(1) Included in Selling, general and administrative are charges for restricted stock compensation expense. For the three months ended June 30, 2005 and 2004, we recognized $774 and $375, respectively, of restricted stock compensation expense. For the six months ended June 30, 2005 and 2004, we recognized $1,777 and $375, respectively, of restricted stock compensation expense.

(2) If we had allocated stock-based compensation expense shown above to each of the respective line items, the allocation would have been as follows:

                                           FOR THE            FOR THE
                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                           JUNE 30,           JUNE 30,
                                     ------------------   ----------------
                                        2005     2004       2005     2004
                                      ------   ------     ------   ------
Product cost of revenue ...........   $   --   $   12     $   --   $  722

Services cost of revenue ..........       --       --         --      335

Engineering .......................       --       --         --      140

Selling, general and administrative       --      363         --    1,412
                                      ------   ------     ------   ------
                                      $   --   $  375     $   --   $2,609
                                      ======   ======     ======   ======

           See notes to condensed consolidated financial statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                    FOR THE
                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             ----------------------
                                                                                                2005         2004
                                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings ......................................................................   $  (8,314)   $  35,599
ADJUSTMENTS TO RECONCILE NET (LOSS) EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and equipment ...........................      26,109       28,462
Other amortization .......................................................................       9,550        8,272
Provision for losses on accounts receivable ..............................................         874          973
Provision for inventory write-down .......................................................       5,083        1,759
Deferred income tax (benefit)/provision ..................................................      (2,375)      18,953
Non-cash stock-based compensation expense ................................................       1,777        2,609
Non-cash restructuring, asset impairment and other charges ...............................      13,801           --
Loss on disposal of property, plant and equipment and other assets .......................         446          334
Unrealized holding loss on marketable securities .........................................         791        2,454
Decrease in fair value of derivative .....................................................      (1,397)        (164)
Tax benefit on exercise of stock options .................................................       2,392       25,149
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable ....................................................................     (33,975)       5,718
  Inventories ............................................................................      29,421       (5,735)
  Other assets ...........................................................................       8,330        6,710
  Accounts payable and accrued expenses ..................................................     (21,373)     (71,724)
  Accrued restructuring expenses .........................................................      17,195        1,735
  Other liabilities and deferred revenue .................................................      (3,263)       2,501
                                                                                             ---------    ---------
  Net cash provided by operating activities ..............................................      45,072       63,605
                                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in other companies, net of cash acquired ......................................          --       (4,610)
Purchases of property, plant and equipment ...............................................     (48,052)     (30,055)
Restricted cash ..........................................................................        (590)     (50,000)
Investments in intangible and other assets ...............................................      (3,664)      (1,862)
                                                                                             ---------    ---------
  Net cash used in investing activities ..................................................     (52,306)     (86,527)
                                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt and other financing activities .............     (68,179)        (176)
Proceeds from long-term debt .............................................................          --       13,825
Proceeds from exercise of stock options and warrants .....................................       7,394       33,956
Purchase of treasury shares ..............................................................      (1,442)     (26,374)
Dividends paid ...........................................................................      (2,427)      (2,338)
                                                                                             ---------    ---------
  Net cash (used in) provided by financing activities ....................................     (64,654)      18,893
Effects of exchange rate changes on cash and cash equivalents ............................      (9,597)      (2,302)
                                                                                             ---------    ---------
Net decrease in cash and cash equivalents ................................................     (81,485)      (6,331)
Cash and cash equivalents, beginning of period ...........................................     217,641      150,017
                                                                                             ---------    ---------
  Cash and cash equivalents, end of period ...............................................   $ 136,156    $ 143,686
                                                                                             =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
Interest .................................................................................   $   6,152    $   6,768
Income taxes .............................................................................   $    (149)   $   7,508

           See notes to condensed consolidated financial statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF JUNE 30, 2005 AND
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

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

      In our opinion, the Condensed Consolidated Financial Statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly our financial position as of June 30, 2005, and the results of our operations and cash flows for the three and six months ended June 30, 2005 and 2004, in accordance with the instructions to Form 10-Q of the Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications

      Certain reclassifications were made to previously disclosed amounts to conform to current presentations. Accordingly, the Balance Sheet as of December 31, 2004 includes a reclassification to reflect net credit customer account receivable balances as a component of accounts payable and accrued expenses and not as a reduction of accounts receivable (primarily related to payments received from distributors when the related revenue is to be recorded on the sell-through method), as it was reflected in previous filings. This change was made in the second quarter of 2005 to provide a more appropriate presentation of our financial position to the readers of the financial statements. The Balance Sheet as of June 30, 2005 and all future filings will reflect this accounting.

Stock-Based Compensation

      We account for our employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB Opinion No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant. Except in connection with certain restricted stock awards (see Note 6a), no stock based compensation expense had been recognized for the fixed portion of our plans; however, during the first and second quarter 2004, certain stock-based compensation expenses have been recognized through our operating results related to options of certain current and former associates. We have adopted the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net (loss) earnings and pro forma (loss) earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

      The following table illustrates the effect on net (loss) earnings and
(loss) earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                            ----------------------    ------------------------
                                                              2005          2004        2005          2004
                                                            --------    ----------    ----------    ----------
Net (loss) earnings - as reported .......................   $(30,481)   $   28,771    $   (8,314)   $   35,599
Stock-based compensation expense included in reported net
  (loss) earnings, net of related tax effect ............        476           231         1,093         1,605
Less total stock-based compensation expense determined
  under the fair value based method for all awards, net
  of related tax effects ................................     (5,262)       (5,380)       (9,588)      (10,280)
                                                            --------    ----------    ----------    ----------
Pro forma net (loss) earnings ...........................   $(35,267)   $   23,622    $  (16,809)   $   26,924
                                                            ========    ==========    ==========    ==========
Basic net (loss) earnings per share:
  As reported ...........................................   $  (0.12)   $     0.12    $    (0.03)   $     0.15
  Pro forma .............................................   $  (0.14)   $     0.10    $    (0.07)   $     0.12
Diluted net (loss) earnings per share:
  As reported ...........................................   $  (0.12)   $     0.12    $    (0.03)   $     0.15
  Pro forma .............................................   $  (0.14)   $     0.10    $    (0.07)   $     0.11

      The weighted average fair value of options granted during the three and six months ended June 30, 2005 and 2004 was $8.52 and $7.16, and $8.80 and $7.31 per option, respectively. In determining the fair value of such options granted during these periods for purposes of calculating the pro forma results disclosed above for the three and six months ended June 30, 2005 and 2004, we used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 2.8 percent for 2005 and 2004; an expected option life of 4.5 years for 2005 and 4.7 years for 2004; an expected volatility of 61 percent for 2005 and 2004; and a dividend yield of 0.14 percent for 2005 and 0.16 percent for 2004.

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

      In April 2005, the SEC extended the adoption date for Statement 123(R) until January 1, 2006. Early adoption is permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R), based upon the extended adoption date, on January 1, 2006 using the modified prospective method.

      As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and assumptions used in such periods to calculate the fair value of such grants. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net (loss) income and (loss) earnings per share shown above in the footnotes to the accompanying condensed consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax deductions were $445 and $11,943 for the three months ended June 30, 2005 and 2004, respectively, and $2,392 and $25,149 for the six months ended June 30, 2005 and 2004, respectively.

      Based on the release of Statement 123(R), we plan on amending our Employee Stock Purchase Program ("ESPP") to reduce the discount of the price of the shares purchased by employees in the ESPP from its current discount of 15% to a discount of 5% and we will also eliminate the look-back period currently utilized to determine the price of the shares purchased. These changes will allow the ESPP to continue to be non-compensatory, which will continue to result in no compensation expense being recorded by us in our statement of operations when we implement Statement 123(R) with respect to such plan.

Restricted Cash

   Restricted cash at June 30, 2005 of $51,960 represents two deposits, plus accumulated interest. One amount of $50,952 at June 30, 2005 collateralizes a bond serving as security for the trial court judgment against Telxon and Symbol for the Smart Media litigation pending appeal. The cash is held in a trust and is restricted as to withdrawal or use, and is currently invested in a short-term certificate of deposit (See note 10c). The second amount at June 30, 2005 of $1,008 is an interest-bearing letter of credit pledged as a supplier bond. Interest income earned from these investments is recognized by the Company.

2. INVENTORIES

                                                            JUNE 30,   DECEMBER 31,
                                                              2005        2004
                                                            --------    --------
Raw materials ...........................................   $ 27,473    $ 57,946
Work-in-process .........................................     24,427      26,845
Finished goods ..........................................    120,934     122,547
                                                            --------    --------
                                                            $172,834    $207,338
                                                            ========    ========

      The amounts shown above are net of inventory reserves of $54,700 and $55,247 as of June 30, 2005 and December 31, 2004, respectively, and include inventory accounted for as consigned of $43,844 and $61,005 as of June 30, 2005 and December 31, 2004, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

                                                         JUNE 30,    DECEMBER 31,
                                                           2005          2004
                                                        ---------     ---------
Land ...............................................    $   7,413     $   7,343
Buildings and improvements .........................       73,237        70,362
Machinery and equipment ............................      146,949       130,603
Furniture, fixtures and office equipment ...........       42,129        44,264
Computer hardware and software .....................      256,083       247,121
Leasehold improvements .............................       21,207        23,090
Transportation .....................................        4,250         4,250
                                                        ---------     ---------
                                                          551,268       527,033
Less: Accumulated depreciation and amortization ....     (301,140)     (285,525)
                                                        ---------     ---------
                                                        $ 250,128     $ 241,508
                                                        =========     =========

      Property, plant and equipment as of June 30, 2005 reflects asset impairment write-offs of $12,772 resulting from our corporate restructuring in the second quarter of 2005 (See Note 7d), which includes $1,185 related to leasehold improvements at abandoned facilities. Additionally, the Company is evaluating various software alternatives which could result in a decision to abandon certain capitalized software by the end of fiscal 2005. If we decide to abandon these assets by the end of fiscal 2005, we will accelerate the amortization in the third and fourth quarter of 2005.

4. GOODWILL AND INTANGIBLE ASSETS

      The changes in the carrying amount of goodwill for the three and six months ended June 30, 2005 are as follows:

                                           PRODUCT       SERVICES       TOTAL
                                           -------       --------       -----
Balance as of December 31, 2004 ......    $ 440,399     $  56,884     $ 497,283
Translation adjustments ..............         (633)         (121)         (754)
Other(1) .............................         (504)           --          (504)
                                          ---------     ---------     ---------
Balance as of March 31, 2005 .........      439,262        56,763       496,025
Translation adjustments ..............          579           119           698
                                          ---------     ---------     ---------
Balance as of June 30, 2005 ..........    $ 439,841     $  56,882     $ 496,723
                                          =========     =========     =========

(1)   To adjust for goodwill relating to our acquisition of Matrics.

Other than goodwill, finite life intangible assets, all of which are subject to amortization, consist of the following:

                                            JUNE 30, 2005                 DECEMBER 31, 2004
                                     ----------------------------    ----------------------------
                                                     ACCUMULATED                      ACCUMULATED
                                     GROSS AMOUNT    AMORTIZATION    GROSS AMOUNT    AMORTIZATION
                                     ------------    ------------    ------------    ------------
Patents, trademarks and tradenames   $     42,813    $    (21,583)   $     39,160    $    (18,433)
Purchased technology .............         33,500         (16,691)         33,500         (13,988)
Other ............................          9,100          (4,605)          9,100          (3,935)
                                     ------------    ------------    ------------    ------------
                                     $     85,413    $    (42,879)   $     81,760    $    (36,356)
                                     ============    ============    ============    ============

      The amortization expense for the three months ended June 30, 2005 and 2004 amounted to $3,280 and $2,474, respectively. The amortization expense for the six months ended June 30, 2005 and 2004 amounted to $6,522 and $5,444, respectively. Additionally, the Company has decided to abandon certain capitalized intellectual property by December 31, 2005 and, accordingly, will accelerate the amortization for these assets in the third and fourth quarter of 2005.

    Estimated amortization expense for the above intangible assets, assuming no additions or write-offs, for the six months ended December 31, 2005 and for each of the subsequent years ending December 31 is as follows:

2005 (six months) .......................................                $ 7,319

2006 ....................................................                 10,606

2007 ....................................................                 10,105

2008 ....................................................                  8,892

2009 ....................................................                  3,483

Thereafter ..............................................                  2,129
                                                                         -------
                                                                         $42,534
                                                                         =======

5. (LOSS) EARNINGS PER SHARE AND DIVIDENDS

      Basic (loss) earnings per share are based on the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share are based on the weighted-average number of common and potentially dilutive common shares (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                  ----------------------   ----------------------
                                                     2005         2004        2005         2004
                                                  ---------    ---------   ---------    ---------
Numerator:
(Loss) earnings applicable to common shares for
  basic and diluted calculation                   $ (30,481)   $  28,771   $  (8,314)   $  35,599
                                                  =========    =========   =========    =========
Denominator:
Weighted-average common
  shares(a) ...................................     249,571      235,531     249,356      233,608
Effect of dilutive securities:
  Stock options and warrants ..................          --        4,008          --        5,677
  Restricted stock ............................          --            2          --           17
                                                  ---------    ---------   ---------    ---------
Denominator for diluted
    calculation ...............................     249,571      239,541     249,356      239,302
                                                  =========    =========   =========    =========

(a) Included in weighted-average common shares for the three and six months ended June 30, 2005 are 8,376.8 shares representing shares that would have been issuable at June 30, 2005 under our settlement agreement relating to class action litigations (See Notes 10 and 14).

      Stock options and warrants outstanding for the three months ended June 30, 2005 and 2004 aggregating 30,966 and 13,067, respectively, of potentially dilutive shares have not been included in the diluted per share calculations since their effect would be antidilutive. Stock options and warrants outstanding for the six months ended June 30, 2005 and 2004 aggregating 30,966 and 12,566, respectively, of potentially dilutive shares have not been included in the diluted per share calculations since their effect would be antidilutive.

      On February 28, 2005, Symbol's Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,427 and was paid on April 8, 2005 to shareholders of record as of March 17, 2005.

6. STOCKHOLDERS' EQUITY

      a. Restricted Stock

      In May 2005 and 2004, the Company granted 140 and 920 shares, respectively, of restricted stock awards to certain executives and non-employee directors of the Company. On the date of grant, the market value of these restricted stock awards aggregated $1,551 and $13,005, respectively. The May 2005 non-employee director restricted stock awards total 40 shares and cliff-vest on January 1, 2006. The May 2004 non-employee director restricted stock awards totaled 20 shares and cliff-vested at January 1, 2005. The remaining 100 and 900, respectively, executive restricted stock awards cliff-vest in five years from date of grant provided the Company's return on net assets for four consecutive quarters does not exceed 16.49%. If the Company's return on net assets for any four consecutive quarters exceeds 16.49% as defined in the grant document, portions of the executive restricted stock awards vesting will be accelerated. In November 2004, one executive left the Company and forfeited 48 restricted shares from the May 2004 grant. As a result of this forfeiture, in the fourth quarter of 2004, the Company reversed the original transaction that recorded the granting of the 48 shares and reduced the amount of compensation expense previously recognized and to be recognized in future periods. In July 2005, another executive left the Company and forfeited 72 restricted shares from the May 2004 grant. As a result of this forfeiture, in the third quarter of 2005, the Company will reverse the original transaction that recorded the granting of the 72 shares and reduce the amount of compensation expense previously recognized and to be recognized in future periods. In August 2005, our President and CEO left the Company and forfeited his 195 restricted shares from the May 2004 grant. As a result of this forfeiture, in the third quarter of 2005, the Company will reverse the original transaction that recorded the granting of the 195 shares and reduce the amount of compensation expense previously recognized and to be recognized in future periods.

      In September and October 2004, the Company granted 440 shares of restricted stock awards to certain employees associated with the Matrics, Inc. ("Matrics") acquisition; one a service based grant (220 shares) and another a performance accelerated grant (220 shares). On the dates of the grants, the market value of these awards aggregated $5,553. The service based grants vest 30 percent in eighteen months, with the remaining 70 percent vesting three years from the date of the grant, respectively. The performance accelerated grants cliff-vest in five years from the date of the grant. During 2005, four executives left the Company and forfeited 140 restricted shares from the October 2004 grant. As a result of these forfeitures, during 2005, the Company reversed the original transaction that recorded the granting of the 140 shares and reduced the amount of compensation expense previously recognized and to be recognized in future periods.

      Compensation expense related to all of the above restricted stock awards currently is estimated to be $944 per quarter and could accelerate if targets are met.

      b. Comprehensive (Loss) Earnings

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                            JUNE 30,                JUNE 30,
                                                                     --------------------    --------------------
                                                                       2005        2004        2005        2004
                                                                     --------    --------    --------    --------
Net (loss) earnings ..............................................   $(30,481)   $ 28,771    $ (8,314)   $ 35,599
Other comprehensive (loss) income:
 Change in unrealized gains and losses on available-for-sale .....
  securities, net of tax .........................................        (17)       (340)       (201)        198
 Change in unrealized fair value of derivative instruments, net of
  tax ............................................................      1,342         (20)      2,863        (132)
 Translation adjustments, net of tax .............................     (6,364)    (11,026)    (10,422)    (12,099)
                                                                     --------    --------    --------    --------
Total comprehensive (loss) earnings ..............................   $(35,520)   $ 17,385    $(16,074)   $ 23,566
                                                                     ========    ========    ========    ========

7. RESTRUCTURING AND IMPAIRMENT CHARGES

      a. Manufacturing Transition

      In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East contract manufacturing partners. As a result of these activities, we incurred restructuring charges during 2002 and 2001. During the first quarter of 2004, the Company entered into a sub-lease arrangement at its Bohemia, New York facility and recorded the anticipated sub-lease income of approximately $2,861 as a reduction of the lease obligation cost, which had been previously recorded in 2001. This amount was recorded as a reduction to product cost of revenue during the first quarter of 2004. Included in accrued restructuring expenses as of June 30, 2005 is $685 relating to net lease obligations for these closed manufacturing facilities.

                                                               LEASE OBLIGATION
                                                                    COSTS
                                                               ----------------
Balance at December 31, 2004 ..................................     $ 623
Utilization/payments ..........................................      (296)
Anticipated sub-lease income adjustment .......................       359
                                                                    -----
Balance at March 31, 2005 .....................................       686
Utilization/payments ..........................................        (1)
                                                                    -----
Balance at June 30, 2005 ......................................     $ 685
                                                                    =====

      b. Global Services Transition

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

      In connection with our global services transition, the Company recorded additional provisions of $8,795 during 2004 which relate to lease obligation costs net of sub-lease income and further work force reductions. These amounts have been recorded as a component of service cost of revenue in the year ended 2004. An additional provision relating to work force reduction of $655 was recorded as a component of cost of revenue in the first quarter of 2005. In the second quarter of 2005 as part of the corporate restructuring (see below), the Company terminated the lease in a facility that was being utilized as a sales office for which there was a $471 restructuring reserve established for the unused portion of the facility that was formerly a customer service center. As a result of this lease termination, the reserve was utilized and there is no remaining reserve for this facility as of June 30, 2005.

      c. General and Administrative Restructuring

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

      Details of the global services transition and general and administrative restructuring charges and remaining balances as of June 30, 2005 are as follows:

                                                                        LEASE         ASSET
                                                       WORKFORCE     OBLIGATION    IMPAIRMENTS
                                                       REDUCTIONS       COSTS       AND OTHER      TOTAL
                                                       ----------       -----       ---------      -----
Balance at December 31, 2004 .......................   $    5,397    $    2,805    $     1,138    $ 9,340
Provision - recorded to cost of revenues ...........          655            --             --        655
Revision of estimate - recorded to operating expense         (123)           --             --       (123)
Foreign exchange effect ............................           --            --           (244)      (244)
Utilization/payments ...............................       (2,400)         (563)           (26)    (2,989)
                                                       ----------    ----------    -----------    -------
Balance at March 31, 2005 ..........................        3,529         2,242            868      6,639
Foreign exchange effect ............................           --            --           (323)      (323)
Utilization/payments ...............................         (944)       (1,147)           (26)    (2,117)
                                                       ----------    ----------    -----------    -------
Balance at June 30, 2005 ...........................   $    2,585    $    1,095    $       519    $ 4,199
                                                       ==========    ==========    ===========    =======

      d. Corporate Restructuring

      In June 2005, we announced a series of initiatives to reduce costs and improve profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. As part of the restructuring plan, we will be reducing our current worldwide workforce by approximately 700 positions, or approximately 12% of the Company's workforce, by the end of 2005. Other elements of the restructuring plan include the elimination and consolidation of certain facilities on a global basis, abandonment of certain product lines, writing off certain assets and investments and terminating certain financial arrangements. The Company anticipates the total cost of these activities to be approximately $75,000 to $95,000.

      In the three months ended June 30, 2005, $31,223 of restructuring and $11,587 of impairment charges have been recorded, of which $15,147 and $27,663 was recorded as a component of cost of revenue and operating expenses, respectively. In the three months ended June 30, 2005, we recorded a restructuring charge relating to workforce reduction of $18,747, representing 440 employees, and expect to incur an additional charge of approximately $4,000 to $8,000 in the final six months of 2005. In the three months ended June 30, 2005, we recorded a charge of $10,201 related to lease obligation termination costs and leasehold improvement impairments relating to exited facilities. We expect to incur an additional charge of approximately $9,000 to $14,000 in the final six months of 2005 relating to exited facilities. We expensed $2,275 due to contract termination costs and other charges in the three months ended June 30, 2005 and expect an additional charge of approximately $19,000 to $30,000 in the remaining six months of 2005, of which approximately $10,600 relates to the settlement of the SAILS transaction in July 2005 which will be reflected in the three and nine months ended September 30, 2005 Statements of Operations (See Notes 8c and 14). Details of the corporate restructuring balances as of June 30, 2005 are as follows:


                                                                  THREE MONTHS ENDED JUNE 30, 2005    AS OF JUNE 30, 2005
                                                                  ---------------------------------   -------------------
                                                                   TOTAL      NON CASH       CASH        RESTRUCTURING
                                                                  CHARGES    WRITE-OFFS    PAYMENTS         RESERVE
                                                                  -------    ----------    --------      -------------
Workforce reduction ..........................................   $ 18,747    $       --    $   (257)     $      18,490

Lease obligation costs .......................................      9,016            --      (7,114)             1,902
Leasehold improvement write-offs related to exited
  facilities .................................................      1,185        (1,185)         --                 --

Contract termination costs and other .........................      2,275          (409)        (36)             1,830
                                                                 --------    ----------    --------      -------------
                                                                 $ 31,223    $   (1,594)   $ (7,407)    $       22,222
                                                                 ========    ==========    ========      =============

      For the three months ended June 30, 2005, we incurred an asset impairment charge of $11,587 for fixed assets that have been abandoned by the Company.

                                                                          TOTAL
                                                                         CHARGES
                                                                         -------
Product Segment .........................................                $29,925
Service Segment .........................................                 12,885
                                                                         -------
                                                                         $42,810
                                                                         =======

8. LONG-TERM DEBT

                                                          JUNE 30,    DECEMBER 31,
                                                            2005          2004
                                                          --------      --------
Senior Secured Term Loan Facility(a) ...............      $100,000      $100,000
Senior Secured Revolving Credit Facility(a) ........        35,000       100,000

Secured Installment Loan(b) ........................         6,913        10,369
SAILS exchangeable debt(c) .........................        84,541        83,727
Other(d) ...........................................            38            63
                                                          --------      --------
Total debt .........................................       226,492       294,159
Less: Current maturities ...........................       159,813       118,072
                                                          --------      --------
                                                          $ 66,679      $176,087
                                                          ========      ========

(a) On December 29, 2004, we entered into a credit facility to be used: (i) to repay in full our then outstanding senior indebtedness, comprised of a short-term credit facility and a prior revolving credit facility; (ii) for working capital and general corporate purposes; and, (iii) to pay certain fees and expenses incurred in connection with such transactions. The lenders severally agreed to provide us the following: (a) a senior secured term loan facility in an aggregate principal amount of $100,000 and (b) a senior secured revolving credit facility in an aggregate principal amount of up to $150,000 with a $20,000 sub limit available for letters of credit. This facility is secured on a first priority basis by: (i) a pledge of all of the capital stock or other equity interests of our domestic subsidiaries, (ii) a pledge of 65% of the capital stock or other equity interests of selected overseas subsidiaries located in the United Kingdom, the Netherlands and Japan, (iii) 100% of the capital stock of the manufacturing entity in Reynosa, Mexico and all of its other assets and
      (iv) all our other domestic assets (other than real estate) and the stock of our domestic subsidiaries.

      On December 29, 2004, we borrowed $100,000 under the term loan facility and $100,000 under the revolving credit facility. In the first quarter of 2005, we repaid $50,000 of the outstanding balance under the revolving credit facility and in the second quarter of 2005, we repaid an additional $15,000, reducing the outstanding balance under the revolving credit facility to $35,000. The senior secured term loan facility is payable at approximately $11,111 per quarter, which commences on December 15, 2005 through the term loan maturity date of December 30, 2007. The revolving credit facility matures on December 30, 2009. The revolving credit facility is classified as short term on the Condensed Consolidated Balance Sheet as our intention is to repay it within the next twelve months. We incurred approximately $3,600 of deferred financing costs related to the new credit facility. The interest rate on the credit facility is the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%, plus, in both cases, the applicable margin for U.S.-based loans. For Eurodollar-based loans, the rate is the adjusted LIBO rate (defined as the LIBO rate multiplied by the statutory reserve rate) plus the applicable margin. The applicable margin is based upon our leverage ratio (defined as the ratio of our total indebtedness to our consolidated EBITDA for the period of the most recent trailing four fiscal quarters) plus 0.25% to 1% for U.S.-based loans and 1.25% to 2% for Eurodollar-based loans. The interest rate on our outstanding borrowings at June 30, 2005 for the $100,000 term loan facility was 5.09% for $50,000 and 5.15% for $50,000.
      The interest rate on the $35,000 revolving credit facility at June 30, 2005 was 4.89% for $15,000 and 5.08% for $20,000. The credit facility contains a number of security and financial covenants; we were not compliant with all financial covenants as of June 30, 2005 as a result of the corporate restructuring and settlement of the SAILS transaction (as described below). On June 30, 2005, we received a waiver from our lender due to our settlement of the SAILS transaction, which was prohibited under the original credit agreement. This amendment also permitted Symbol to exclude the termination payments related to the SAILS settlement from interest expense when calculating covenants. On August 2, 2005, we received an additional amendment from our lender due to our failure of the fixed charge covenant caused by the restructuring charges in the second quarter of 2005, allowing us to exclude the second quarter 2005 restructuring charges from the fixed charge covenant calculation.

(b) On March 31, 2004, we entered into a purchase money secured installment loan with a bank for $13,825. Starting October 1, 2004, the loan is payable in four semiannual installments of $3,655, including interest. The proceeds received under the loan were used to finance the purchases of certain software. The fixed interest rate on this installment loan is 5.33%. This installment loan is collateralized by the purchased software. As of June 30, 2005, the outstanding balance on this loan was $6,913.

(c) In order to provide additional liquidity to be used for general corporate purposes, including the repayment of our then debt outstanding under a revolving credit facility and to effectively lock in the gain recognized upon the sale of our Cisco Systems, Inc. ("Cisco") shares, while deferring a tax liability in January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities that underlie the SAILS contract represent our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. This debt has a seven-year maturity and bears interest at a cash coupon rate of 3.625 percent of the original notional amount of $174,200. At maturity, the SAILS are exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar arrangement were approximately $262,246. The SAILS contain an embedded equity collar, which effectively manages a large portion of our exposure to fluctuations in the fair value of our holdings in Cisco common stock. We account for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The change in fair value of this derivative between reporting dates is recognized as other expense/income. The derivative has been combined with the debt instrument as there is a legal right of offset in accordance with FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". Since inception, the gross SAILS liability remains unchanged at $174,200. The derivative asset was valued at $89,659 and $90,473 on June 30, 2005 and December 31, 2004, respectively. The net SAILS liability, when offset by the derivative asset, represents $84,541 and $83,727 of the total long-term debt balance outstanding at June 30, 2005 and December 31 2004, respectively. We have the option to terminate the SAILS arrangement prior to its scheduled maturity and in July 2005 the SAILS arrangement was terminated (See Note 14). As a result, we have classified the SAILS liability as well as the CISCO shares asset to be used to settle the debt as short-term on the Condensed Consolidated Balance Sheet as of June 30, 2005.

(d) Other debt of $38 and $63 at June 30, 2005 and December 31, 2004, respectively, represent capital lease obligations and various other loans maturing through 2007.

      Based on the borrowing rates currently available to us for bank loans with similar terms, the fair values of borrowings under the credit facility and promissory note, approximate their carrying values.

9. ACQUISITIONS

      a. Brazil acquisition

      The Company amended a previous agreement with certain shareholders of our majority-owned subsidiary that serves as our Brazilian distributor and customer service entity ("Symbol Brazil"), whereby on January 10, 2004, we purchased an additional 34% ownership interest of Symbol Brazil. The Company paid $4,050 and also forgave a pre-existing $5,000 loan (which had already been included in the purchase price) and related accrued interest of $92 that had been made to an entity affiliated with the minority shareholders. Accordingly, the Company then owned 85 percent of Symbol Brazil. As a result of the transaction, the Company satisfied the obligation related to a previous minimum earnout requirement of approximately $2,337 at January 10, 2004 and recorded the excess purchase price of approximately $1,805 as goodwill. Under the terms of the relevant agreements, Symbol Brazil had its corporate form changed into a corporation and would eventually become a wholly owned subsidiary of the Company, directly or indirectly. If Symbol Brazil met certain revenue targets over relevant time periods, the Company would be required to purchase additional ownership interests from the minority shareholders.

    On August 2, 2005, the Company entered into an agreement with the minority shareholders of Symbol Brazil that is scheduled to close on September 30, 2005, provided that the minority shareholders satisfy certain conditions. Under the terms of the agreement, the Company will purchase the remaining minority shareholders' interest in Symbol Brazil for consideration of a cash payment of approximately $1,070 and releasing Seal Sistemas e Technologia Da Informacao Ltda. ("Seal) (another entity associated with the minority shareholders) from a debt of approximately $430. In addition, the minority shareholders can earn an additional $2,400 if Seal and Symbol Brazil meet certain revenue targets.

      b. Matrics, Inc.

      On September 9, 2004, we consummated the acquisition of privately held Matrics. Based in Rockville, Maryland, Matrics was a leader in developing Electronic Product Code ("EPC")-compliant RFID systems. The aggregate purchase price of $237,354 consisted of $230,000 in cash payments to the sellers and $7,354 in transaction costs, primarily professional fees. The purchase price was funded from borrowings under a $250,000 short-term credit facility, which was replaced in December 2004 with our existing credit facility (see Note 8a). The results of Matrics have been included in Symbol's consolidated financial statements since September 9, 2004, the acquisition date.

      The following unaudited pro forma consolidated financial information for the three and six months ended June 30, 2004, give effect to the acquisition as if it had occurred as of January 1, 2004, after giving effect to the following adjustments (i) amortization of acquired intangible assets (ii) Symbol's financing costs, consisting of interest expense on the $250,000 short-term credit facility that would have been incurred had the acquisition occurred as of January 1, 2004 and the amortization of the debt issuance costs over the term (one-year) of the short-term credit facility and (iii) the related income tax effects:


                                                 THREE MONTHS      SIX MONTHS
                                                 ENDED JUNE 30,   ENDED JUNE 30,
                                                     2004             2004
                                                   --------         --------
Revenue ......................................     $436,180         $857,144
Net earnings .................................       20,268           19,831
Diluted earnings per share ...................     $   0.08         $   0.08

      The unaudited pro forma consolidated financial information is presented for illustrative purposes only and is not intended to be indicative of the actual results that would have been achieved had the transaction been consummated as of the dates indicated above, nor does it purport to indicate results that may be attained in the future.

10. CONTINGENCIES

      a. Product Warranties

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

      The following table illustrates the changes in our warranty reserves from December 31, 2004 to June 30, 2005:

                                                                        AMOUNT
                                                                        ------
Balance at December 31, 2004 ................................          $ 20,956
Charges to expense-cost of revenue ..........................             7,436
Utilization/payment .........................................            (5,452)
                                                                       --------
Balance at March 31, 2005 ...................................            22,940
Charges to expense-cost of revenue ..........................             3,915
Utilization/payment .........................................            (5,723)
                                                                       --------
Balance at June 30, 2005 ....................................          $ 21,132
                                                                       ========

      b. Derivative Instruments and Hedging Activities

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

      We formally designate and document each derivative financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for entering into the hedge transaction upon inception. We also assess whether the derivative financial instrument is effective in offsetting changes in the fair value or cash flows of the hedged item. We did not recognize any gain or loss related to hedge ineffectiveness for the three and six months ended June 30, 2005 and 2004, respectively.

      We do not use derivative financial instruments for trading purposes. All of our hedges qualify for either cash flow or fair value hedge accounting, other than a portion of our embedded equity collar contained in the SAILS arrangement (See Notes 7d, 8c and 14) as the related Cisco shares have been designated as trading securities. However, the aforementioned portion of the embedded equity collar and the related Cisco shares result in an economic hedge as it effectively manages a large portion of the fluctuation in the Cisco shares designated as trading securities. Accordingly, any change in fair value of this embedded equity collar between reporting dates is recognized through operations in other expense/income. In addition, the change in market value of Cisco shares, designated as trading securities, between reporting dates is recognized through operations in other expense/income. As of April 1, 2003, we designated a portion of the embedded equity collar as a fair value hedge of our Cisco shares designated as available-for-sale securities.

      We also utilize derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments denominated in foreign currencies from our international subsidiaries. These derivative instruments are designated as either fair value or cash flow hedges, depending on the exposure being hedged, and have maturities of less than one year. Gains and losses on these derivative financial instruments and the offsetting losses and gains on hedged transactions are reflected in the Consolidated Statements of Operations as a component of cost of revenue. Such (losses) and gains were $(4,694) and $(1,588) for the three months ended June 30, 2005 and 2004, respectively, and $(7,101) and $198 for the six months ended June 30, 2005 and 2004, respectively. We do not use these derivative financial instruments for trading purposes.

      As of June 30, 2005 and December 31, 2004, we had $51,994 and $70,632,
respectively, in notional amounts of forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. These contracts are primarily denominated in British pounds, Euros, Australian dollars, Canadian dollars and Japanese yen and have been marked to market each period with the resulting gains and losses included in the Consolidated Statement of Operations. The fair value of these forward exchange contracts was $1,271 and $(3,629) as of June 30, 2005 and December 31, 2004, respectively, which was recorded in current liabilities.

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

      The investigation found that, during the period covered by the restatement described below, certain members of former management engaged in, directed and/or created an environment that encouraged a variety of inappropriate activities that resulted in accounting errors and irregularities affecting our previously issued financial statements that we have now restated. The errors and irregularities caused by these actions primarily concerned the timing and amount of product and service revenue recognized. In particular, the investigation found that revenue was accelerated from the appropriate quarters to earlier quarters through a variety of improper means and, on a more limited basis, revenue was improperly created and inflated on a net basis. Additionally, there were errors and irregularities associated with the establishment and utilization of certain reserves and restructurings, including certain end-of-quarter adjustments that were apparently made in order to achieve previously forecasted financial results. There were also errors and/or irregularities associated with the administration of certain options programs, as well as several categories of cost of revenue and operating expenses, including efforts to artificially reduce reported inventory.

      In addition, the internal investigation uncovered efforts by certain then employees, including certain members of then management, to impede both the initial and second internal investigations. The employees responsible for directing such conduct resigned or were terminated.

      The investigation found that, in addition to the specific items of misconduct giving rise to the need for the restatement, there was a failure by our former management to establish an appropriate control environment, and there were significant failures in our internal controls and procedures resulting from numerous causes, including inadequate hiring of qualified and experienced personnel, insufficient training and supervision of personnel, a decentralized accounting structure for operations in the United States and inadequate systems and systems interfaces. The investigation also found instances in which some members of former management and sales and finance-related employees devoted insufficient attention and resources to ensuring accurate accounting and financial reporting. As the guilty pleas of three former senior members of our finance group illustrate, there were also instances in which such activity rose to the level of criminal misconduct. All of the members of senior management who were primarily responsible for the errors and irregularities underlying the restatement either have been terminated from employment at Symbol as part of the internal investigation or have left Symbol, including Tomo Razmilovic, our former President, Chief Executive Officer and director, and Kenneth Jaeggi, our former Senior Vice President and Chief Financial Officer. We assembled a new management team and appointed new board members beginning in mid-2002.

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

      In connection with our accounting practices various class action lawsuits were filed against us and certain of our former management and our former board of directors in March 2002, March 2003 and May 2003. For more information, see " -- Securities litigation matters," below.

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

      On October 26, 2004, we issued a press release announcing our financial results for the third quarter 2004. On November 8, 2004, we issued a second press release revising certain of the previously reported numbers. The revised numbers included a reduction of approximately $13,600 in revenue for the nine months ending September 30, 2004, as compared to the results previously reported in the press release of October 26, 2004. The November 8, 2004 press release stated that we had discovered certain discrepancies in the amount of inventory at a distributor as well as inventory on hand that affected its previously-announced results. On November 15, 2004, we filed our quarterly report on Form 10-Q for the third quarter of 2004.

      The non-prosecution agreement between us and the United States Attorney's Office for the Eastern District of New York, described previously, provides that should we violate the agreement or commit a crime in the future, we would be subject to prosecution for any offense, including any offense related to our past accounting practices. We have retained outside counsel to investigate the facts and circumstances surrounding the erroneous numbers included in the October 26, 2004 press release. We have been cooperating with the informal requests made by the Eastern District and by the SEC regarding this matter, including whether we have complied with the injunction issued in connection with the June 2004 settlement with the SEC and non-prosecution agreement with the Eastern District. There can be no assurance that these events will not give rise to an enforcement action or other proceeding, or to the imposition of fines or other penalties, by the SEC or the Eastern District.

SECURITIES LITIGATION MATTERS

On June 3, 2004, we announced our settlement of the Pinkowitz, Hoyle and Salerno class action lawsuits, which are described below. Under the settlement, we agreed to pay to the class members an aggregate of $1,750 in cash and an aggregate number of shares of common stock having a market value of $96,250, subject to a minimum and maximum number of shares based upon the volume-weighted moving average trading price of our common stock for the five day period immediately prior to our payment of the common stock to the class ("Determined Price"). If the Determined Price was greater than $16.41 per share, then we would issue 5,865.3 shares of our common stock to the class. If the Determined Price was between $16.41 per share and $11.49 per share, then we would issue to the class the number of shares of common stock equal to a market value of $96,250 divided by the Determined Price. If the Determined Price was less than $11.49 per share, we will issue 8,376.8 shares of our common stock to the class. The settlement also provided that we would have the right to pay up to an additional $6,000 in cash to reduce the number of shares of our common stock that we are required to deliver in an amount equal to the amount of additional cash divided by the Determined Price. If we do not deliver our common stock as required by the settlement agreement within the ten days of such requirement, the lead counsel for the plaintiffs may terminate the settlement agreement. The court held a fairness hearing regarding the settlement on October 4, 2004 and approved the fairness of the settlement by an order entered on October 20, 2004. On November 17, 2004, we delivered 586.5 shares, or 10% of the settlement amount (at $16.41 per share), as satisfaction of the plaintiffs' attorneys' fees incurred as of October 2004, pursuant to the court's order. On July 21, 2005, the court entered a final distribution order authorizing the distribution of the shares to the class. The final Determined Price was calculated to be $11.606. As a result, Symbol is required to deliver 8,293.1 shares of our common stock pursuant to the settlement, which includes the 586.5 shares of common stock delivered in November 2004 as satisfaction of the plaintiffs' attorneys fees. On August 3, 2005, we tendered 7,706.6 shares for distribution, which was the balance of the shares required to be issued under the court approved settlement, pursuant to the distribution instructions from the claims administrator.

      As of June 30, 2005, we have reflected $79,539 as accrued litigation costs in our current liabilities, a decrease of $7,086 from December 31, 2004 due to the Company marking to market the shares as a result of the Determined Price falling below $11.49 per share, which resulted in a $7,086 benefit to operating expenses in the three and six months ended June 30, 2005. As the final Determined Price was calculated to be $11.606 on July 21, 2005, we will record a pre-tax mark to market charge of $7,086 in the three months ended September 30, 2005. Included in our basic and diluted shares outstanding at June 30, 2005 is 8,376.8 shares for shares that would have been issued under this settlement agreement.

      In addition to the payments described above, the $37,000 civil penalty imposed by the SEC, which we have already paid, will be distributed to the class. Also, as part of the settlement, Dr. Jerome Swartz, our co-founder and former chairman, has paid $4,000 in cash in 2004 to the class to settle the claims against him in the Pinkowitz and Hoyle class action lawsuits.

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

      On September 17, 2003, the jury awarded approximately $218,000 in damages against Telxon, of which approximately $6,000 was awarded to Mr. Dupre. The court denied Telxon's motion for judgment in its favor notwithstanding the verdict, for a new trial and for a reduction in the amount of the jury verdicts. On May 6, 2004, the court entered judgment against Telxon for approximately $218,000 in damages, plus statutory interest from the date of the verdicts and granted a motion to add Symbol as a counterclaim defendant with respect to the counterclaims asserted by Mr. Dupre. Prior to these court rulings, SMI withdrew its motion to add Symbol as a counterclaim defendant with respect to the counterclaims asserted by SMI. We and Telxon have filed notices of appeal of these rulings and the related verdicts. Symbol and Telxon have deposited approximately $50,000 into an interest-bearing court escrow account to stay execution of the judgment against both Symbol and Telxon pending resolution of the appeal. The parties completed the submission of briefs on this appeal in March 2005. Oral arguments in response to the appellate briefs were heard on June 3, 2005.

      Our available cash, including cash available under our existing lines of credit, may not be sufficient to pay jury verdicts of this size and we would need to obtain additional financing in order to pay the judgment entered against Telxon in this matter. In addition, we currently have not recorded any liability in our consolidated financial statements with respect to the jury verdicts and the judgment entered as we believe that, in accordance with the relevant guidance set forth in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," an unfavorable outcome of this litigation is not probable or estimable at this time. However, there can be no assurance that we will not be found to be ultimately liable for the full amount of the judgment, plus statutory interest from the date of the verdicts. In the event we are found liable, and the judgment is not paid, we would be in violation of the terms of our credit facility (See Note 8).

PENDING PATENT, TRADEMARK AND BREACH OF CONTRACT LITIGATION

Metrologic Instruments, Inc. v. Symbol Technologies, Inc.

      On June 19, 2003, Metrologic Instruments, Inc. ("Metrologic") filed a complaint against us in the United States District Court for the District of New Jersey, alleging patent infringement and breach of contract, and seeking monetary damages of $2,300 (as of March 31, 2004) and termination of the cross-licensing agreement between the parties. We answered the complaint and asserted counterclaims for declaratory judgments of invalidity and noninfringement of Metrologic's patents and for non-breach of the cross-licensing agreement. We moved for partial summary judgment to dismiss Metrologic's breach of contract claim. On October 18, 2004, the Court granted Symbol's motion for summary judgment on Metrologic's breach of contract claim, and also granted Symbol leave to assert certain defenses. On October 25, 2004, Symbol asserted defenses of inequitable conduct with respect to Metrologic's patents. Discovery is underway and we intend to defend the case vigorously on the merits.

Metrologic Instruments, Inc. v. Symbol Technologies, Inc.

      On May 25, 2005, we were served with a complaint filed by Metrologic in the United States District Court for the District of New Jersey, seeking a declaratory judgment that Symbol had materially breached the license agreement between us, and for damages for the alleged breach. The complaint asserts that Symbol did not have the right to cease royalty payments on certain devices Metrologic claims are covered by its patents. Symbol disputes that it breached the license agreement and that Metrologic's patents cover Symbol's devices, and has moved for judgment in its favor on the pleadings dismissing the complaint on the same basis as the Court's decision in the previously-described case. If the motion is denied, Symbol intends to defend the case vigorously.

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

      On January 23, 2004, the court concluded that Lemelson's patent claims are unenforceable under the equitable doctrine of prosecution laches; that the asserted patent claims as construed by the court are not infringed by us because use of the accused products does not satisfy one or more of the limitations of each and every asserted claim; and that the claims are invalid for lack of enablement even if construed in the manner urged by Lemelson. The court entered its judgment in favor of Symbol and the other Auto ID Companies on January 23, 2004. The Lemelson Partnership filed several post-trial motions all of which were denied by the court. The Lemelson Partnership filed a notice of appeal on June 23, 2004. The court heard oral arguments on the appellate briefs on June 6, 2005.

Intermec IP Corp. v. Symbol Technologies, Inc. (formerly v. Matrics, Inc.)

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

Symbol Technologies, Inc. v. Intermec Technologies Corporation

      On March 10, 2005, Symbol commenced an action against Intermec in the United States District Court for the District of Delaware seeking a declaratory judgment that Symbol had the legal right to terminate an OEM Supply Agreement between the parties (the "Agreement"), and that Symbol had not breached the Agreement by so doing. Symbol had given Intermec notice on March 9, 2005 that it would terminate the Agreement in accordance with its terms, such termination to be effective April 9, 2005. On March 23, 2005, Intermec asserted counterclaims against Symbol for a declaratory judgment that Symbol did not have the right to terminate the Agreement, and for alleged breach of the Agreement by Symbol. Intermec seeks unspecified damages for alleged breach of the

Agreement. On May 17, 2005, Symbol moved for judgment on the pleadings, seeking the relief sought by Symbol in the complaint and dismissal of Intermec's counterclaims. The motion has been fully briefed and was argued on July 26, 2005. On July 26, 2005, the Court denied the motion and set a trial date of March 20, 2006. Intermec has moved to file an amended answer and counterclaim and Symbol's response is due on August 4, 2005. Symbol intends to defend the case vigorously on the merits.

In the Matter of Certain Hand-Held Mobile Computing Devices, Components Thereof and Cradles Therefor, Inv. No. 337-TA-2434

      On June 30, 2005, Intermec filed a complaint in the International Trade Commission ("ITC") alleging that certain Symbol hand-held computers infringe three Intermec patents, and requested that the ITC commence an investigation against Symbol with respect to Intermec's infringement allegations. On July 28, 2005, the ITC decided to initiate the investigation sought by Intermec. Symbol has twenty days to respond to the complaint, which will be followed by an expedited schedule of pre-trial proceedings. Should Intermec's claims not be dismissed before trial, an administrative trial would likely to be held before an administrative law judge in the early part of 2006. Money damages are not recoverable in an ITC proceeding. However, a successful complainant can obtain an order excluding infringing devices from being imported into the United States. The Symbol devices at issue are manufactured in part in Mexico and in China. We intend to defend the case vigorously on the merits.

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

      Matrics' agreements with Nanopower provide for mandatory arbitration of these disputes in Washington, DC and contain an exclusive venue clause requiring any effort to obtain injunctive relief to be filed in Maryland. The state court complaint was removed to federal court and Matrics has filed a motion to transfer the suit to Maryland in anticipation of a subsequent stay pending arbitration. On October 1, 2004, before the Court heard Matrics' motion, Nanopower agreed to and the parties filed a stipulation to stay the case pending mediation, and if necessary, arbitration. A mediation was held on December 21, 2004, in an effort to resolve this matter. However, no resolution was reached. Symbol has been informed by Nanopower's attorneys that they intend to pursue an arbitration. One of Nanopower's claims is for breach of a consulting agreement, based on Matrics' failure to pay an invoice in the amount of approximately $38. On February 15, 2005, the Company sent to Nanopower a check in the amount of the invoice, plus accrued interest. It is not yet known if Nanopower will seek to arbitrate its other claims, however, on July 1, 2005, Nanopower dismissed with prejudice the civil suit it had filed against Symbol in California.

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

      On November 11, 2004, the First Level Civil Judge entered a final judgment in this matter for Symbol. In his decision, the judge held that, while the plaintiff had established she had title to a tract of land, she failed to establish that her parcel is the property on which Symbol's Reynosa manufacturing facility is located. The judge further held that, based on the plaintiff's complaint, it was not possible to identify the location of the property to which plaintiff claims title.

      The plaintiff appealed the judgment. On April 20, 2005, the Tamaulipas Supreme Court ruled on the appeal in favor of Symbol. The plaintiff failed to appeal to the Court of Second Instance and a final non-appealable order was entered in favor of Symbol.

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

d. Employment contracts

      On August 1, 2005, we announced that our President, Chief Executive Officer and director, William R. Nuti, resigned from the Company and the Company's board of directors, effective as of August 1, 2005. On July 28, 2005, the Company entered into a Separation and Release Agreement (the "Separation Agreement") with Mr. Nuti in connection with his resignation as the Company's President and Chief Executive Officer and as a member of the board of directors of the Company, effective as of August 1, 2005. Pursuant to the Separation Agreement, Mr. Nuti agreed to release all claims against the Company in exchange for the waiver by the Company of the sixty (60) day notice requirement in
Section 6(a)(vi) of Mr. Nuti's employment agreement with the Company, dated as of March 31, 2004 and the consent by the Company to Mr. Nuti's employment by NCR Corporation, as required under Section 9(a) of the Employment Agreement. The full text of the Separation Agreement is filed as Exhibit 10.8 to this report and is incorporated herein by reference.

11. INCOME TAXES

      The Company's effective tax rate was (5.1) percent and 26.1 percent for the three and six months ended June 30, 2005, respectively. This differs from the statutory rate of 35 percent primarily due to benefits attributable to nonrecurring refunds and settlements relating to foreign and domestic tax issues, the receipt of favorable rulings from tax authorities, and benefits from the repatriation of foreign earnings; offset by charges related to changes in U.S. state income tax laws and the impact of research credit benefits on our annual effective tax rate forecast. Excluding the nonrecurring tax items, the effective tax rate would have been 22.7 percent and 6.1 percent for the three and six months ended June 30, 2005, respectively.

   Due to changes in New York and Ohio State tax laws enacted in April and June 2005, respectively, the Company's deferred tax assets and liabilities were re-valued during the second quarter of 2005. Although the Company expects future substantial income tax savings as a result of these law changes, which phase in over a period of years, a charge of $10,550 was recognized in the three months ended June 30, 2005. This reflects the fact that the reduction in our effective tax rate in these two states will yield a lower tax savings when our net cumulative deductible tax temporary differences reverse in the future.

   On October 22, 2004, the President signed the American Jobs Creation Act of 2004 ("AJCA"). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Based on analysis performed during the second quarter, the Company expects to repatriate approximately $40,000, approximately $10,000 of which will qualify for the temporary repatriation incentive provided by the AJCA discussed above. The repatriation plan is expected to be completed by the fourth quarter of 2005. As a result of the decision to repatriate these earnings, which were previously classified as indefinitely reinvested, the company recorded a net benefit in the second quarter of $1,929, which consists of a benefit of $2,757 from foreign tax credits forecasted to be realized in excess of the US statutory rate applied to the repatriation of earnings for which the aforementioned benefit of the AJCA will not be elected, net of $828 of costs related to the repatriated earnings that will be subject to the temporary repatriation incentive.

12. EXECUTIVE RETIREMENT PLANS

   Effective January 1, 2005, Symbol changed certain aspects of its Executive Retirement Plan (the "Plan"). The Plan change eliminated the participation of certain highly compensated current associates who were formerly in the Plan. Simultaneously, the Company commenced implementation of a non-qualified deferred compensation plan for its eligible associates (see below). These changes resulted in a Plan curtailment, and accordingly, Symbol recognized in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 a settlement benefit of $2,386 and an additional expense associated with prior service of $1,397. Our obligations under the Plan are not funded. The components of the net periodic benefit cost for the three and six months ended June 30, 2005 and 2004 are as follows:

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                               2005        2004        2005         2004
                                              ------      ------      ------       ------
Components of net periodic benefit cost:
Service cost ...........................      $   --      $  370      $   --       $  740
Interest cost ..........................         258         322         516          644
Amortization of prior service cost .....          --          66          --          132
Curtailment, net .......................          --          --        (989)          --
                                              ------      ------      ------       ------
Net periodic benefit cost ..............      $  258      $  758      $ (473)      $1,516
                                              ======      ======      ======       ======

   We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute approximately $461 to the Plan to cover expected benefit payments due to certain participants during 2005. As of June 30, 2005, $230 has been paid and we anticipate contributing an additional $231 before the end of 2005 to cover the expected benefit payments for the Plan in 2005, bringing the total to $461.

Deferred Compensation Plan

   Effective January 1, 2005, Symbol commenced implementation of a non-qualified deferred compensation plan, in which certain highly compensated executives are eligible to participate. Selected executives, including but not limited to those former participants in the Plan, will be eligible to receive annual Company contributions made as deposits into accounts for their benefit. The amount of the contribution will be based on the Company's performance for the preceding fiscal year and may range from a minimum of 6 percent to a maximum of 12 percent of the participant's aggregate cash compensation for the immediately preceding fiscal year. Such contributions will be deemed to be 50 percent in cash and 50 percent in common stock and will vest in accordance with the vesting schedule applicable to the deferred compensation plan. As of June 30, 2005, $355 has been accrued for this benefit and we anticipate contributing an additional $413 before the end of 2005 to cover the expected benefit payments for the deferred compensation plan in 2005, bringing the total to $768.

13. BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREAS

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

   The Product segment sells products and solutions in the form of advanced data capture equipment, mobile computing devices, RFID, wireless communication equipment and other peripheral products and also receives royalties. The Services segment provides solutions that connect our data capture equipment and mobile computing devices to wireless networks. This segment also provides worldwide comprehensive repair, maintenance, integration and support in the form of service contracts or repairs on an as-needed basis. We use many factors to measure performance and allocate resources to these two reportable segments. The primary measurements are sales and gross profit. The accounting policies of the two reportable segments are essentially the same as those used to prepare our consolidated financial statements. We rely on our internal management system to provide us with necessary sales and cost data by reportable segment, and we make financial decisions and allocate resources based on the information we receive from this management system. In the measurement of segment performance, we do not allocate research and development, sales and marketing, general and administrative expenses or restructuring and asset impairment charges. We do not use that information to make key operating decisions and do not believe that allocating these expenses is significant in evaluating performance.

   Our internal structure is in the form of a matrix organization whereby certain managers are held responsible for product and services worldwide while other managers are responsible for specific geographic areas. The operating results of both components are reviewed on a regular basis.

   We operate in three main geographic regions: The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Sales are allocated to each region based upon the location of the use of the products and services. Non-U.S. sales for the three and six months ended June 30, 2005 were $179,351 and $347,691, respectively. Non-U.S. sales for the three and six months ended June 30, 2004 were $182,346 and $348,831, respectively.

   Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally goodwill, intangible assets and temporary investments.

   Summarized financial information concerning our reportable segments and geographic regions is shown in the following table:

                                                                               FOR THE THREE MONTHS ENDED
                                                     ------------------------------------------------------------------------------
                                                          JUNE 30, 2005                            JUNE 30, 2004
                                                     ----------------------                    ----------------------
                                                     PRODUCT       SERVICES       TOTAL        PRODUCT       SERVICES       TOTAL
                                                     -------       --------       -----        -------       --------       -----
REVENUES:
The Americas ..................................      $229,753      $ 46,804      $276,557      $220,528      $ 50,256      $270,784
EMEA ..........................................        98,148        21,907       120,055       100,852        23,320       124,172
Asia Pacific ..................................        27,752         3,396        31,148        35,222         2,607        37,829
                                                     --------      --------      --------      --------      --------      --------
Total net sales ...............................      $355,653      $ 72,107      $427,760      $356,602      $ 76,183      $432,785
                                                     ========      ========      ========      ========      ========      ========
STANDARD GROSS PROFIT:
The Americas ..................................      $115,706        12,153      $127,859      $115,496      $ 14,736      $130,232
EMEA ..........................................        59,748         6,355        66,103        56,797         8,654        65,451
Asia Pacific ..................................        15,519         1,076        16,595        19,472           874        20,346
                                                     --------      --------      --------      --------      --------      --------
Total gross profit at standard ................       190,973        19,584       210,557       191,765        24,264       216,029

Manufacturing variances & other related costs .        27,772            --        27,772        15,510            --        15,510

Restructuring charges .........................         2,053         6,939         8,992            --         3,836         3,836
Asset impairments .............................           246         5,909         6,155            --            --            --
                                                     --------      --------      --------      --------      --------      --------
Total gross profit ............................      $160,902      $  6,736      $167,638      $176,255      $ 20,428      $196,683
                                                     ========      ========      ========      ========      ========      ========


                                                                           FOR THE SIX MONTHS ENDED
                                                   --------------------------------------------------------------------
                                                      JUNE 30, 2005                        JUNE 30, 2004
                                                   -------------------                 ---------------------
                                                   PRODUCT    SERVICES       TOTAL     PRODUCT      SERVICES      TOTAL
                                                   -------    --------       -----     -------      --------      -----
REVENUES:
The Americas ..................................   $ 493,586   $  95,066   $ 588,652   $ 449,622    $  95,533   $ 545,155
EMEA ..........................................     192,441      43,984     236,425     190,093       46,280     236,373
Asia Pacific ..................................      53,868       6,302      60,170      65,126        5,782      70,908
                                                  ---------   ---------   ---------   ---------    ---------   ---------
Total net sales ...............................   $ 739,895   $ 145,352   $ 885,247   $ 704,841    $ 147,595   $ 852,436
                                                  =========   =========   =========   =========    =========   =========
STANDARD GROSS PROFIT:
The Americas ..................................   $ 257,797   $  25,293   $ 283,090   $ 246,030    $  23,268   $ 269,298

EMEA ..........................................     118,408      12,105     130,513     109,046       16,177     125,223
Asia Pacific ..................................      28,579       2,026      30,605      37,381        2,247      39,628
                                                  ---------   ---------   ---------   ---------    ---------   ---------
Total gross profit at standard ................     404,784      39,424     444,208     392,457       41,692     434,149
Manufacturing variances & other related costs .      55,207          --      55,207      39,934           --      39,934

Restructuring charges .........................       2,053       7,594       9,647      (2,861)       5,465       2,604

Asset impairments .............................         246       5,909       6,155          --           --          --
                                                  ---------   ---------   ---------   ---------    ---------   ---------
Total gross profit ............................   $ 347,278   $  25,921   $ 373,199   $ 355,384    $  36,227   $ 391,611
                                                  =========   =========   =========   =========    =========   =========

Below is a summary of product revenues by product division for the three and six months ended June 30, 2005 and 2004:

                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                            ---------------------------      -------------------------
                               2005            2004            2005            2004
                             ---------       ---------       ---------       ---------
PRODUCT DIVISION:
Mobile Computing ......      $ 233,662       $ 216,985       $ 480,581       $ 423,502
Advanced Data Capture .         92,243          99,659         192,370         209,557
Wireless Infrastructure         31,688          42,759          67,567          76,870
RFID ..................          8,583              --          16,759              --
Other, net (1) ........        (10,523)         (2,801)        (17,382)         (5,088)
                             ---------       ---------       ---------       ---------
Total .................      $ 355,653       $ 356,602       $ 739,895       $ 704,841
                             =========       =========       =========       =========

(1) Other, net represents royalty revenues and rebates which the Company does not assign to a product division.

                                            AS OF            AS OF
                                           JUNE 30,       DECEMBER 31,
                                             2005            2004
                                          ----------      ----------
IDENTIFIABLE ASSETS:
The Americas .......................      $  964,650      $  961,809

EMEA ...............................         282,027         326,598

Asia Pacific .......................          54,816          52,532
Corporate (principally goodwill,
  intangible assets and investments)         568,635         639,930
                                          ----------      ----------
  Total ............................      $1,870,128      $1,980,869
                                          ==========      ==========

14. SUBSEQUENT EVENTS

Settlement of SAILS Transaction (See Note 7d and 8c)

      The Company settled its SAILS transaction (see Notes 7d and 8c) on July 19, 2005. The Company satisfied its notional amount of debt of $174,200 by surrendering its investment in Cisco common stock, terminating the embedded equity collar and making a payment of $14,700, representing the present value of our future coupon payments. As of June 30, 2005, the balance of the investment in Cisco common stock and embedded equity collar was $79,500 and $78,600, respectively. The Company will record a pretax charge of $10,600 in the third quarter of 2005 related to the settlement of the SAILS transaction.

     At inception of the SAILS transaction, a tax liability on the embedded gain in the Cisco shares was deferred and included as a reduction of net long-term tax assets. As a result of this settlement, the tax liability is recorded as part of net current tax assets as of June 30, 2005. The Company expects to utilize tax attribute carryforwards to offset any tax liability created by this settlement.

Update on Class Action Lawsuit (See Note 10c)

     On July 21, 2005, the court entered a final distribution order authorizing the distribution of the shares to the class. The final Determined Price was calculated to be $11.606. As a result, Symbol is required to deliver 8,293.1 shares of our common stock pursuant to the settlement, which includes the 586.5 shares of common stock delivered in November 2004 as satisfaction of the plaintiffs' attorneys fees. On August 3, 2005, we tendered 7,706.6 shares for distribution, which was the balance of the shares required to be issued under the court approved settlement, pursuant to the distribution instructions from the claims administrator. We will record a pre-tax mark to market charge of $7,086 in the three months ended September 30, 2005.

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

OVERVIEW

   We are a recognized worldwide leader in enterprise mobility, delivering products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, mobile computing platforms, wireless communications infrastructure, mobility software and services programs under the Symbol Enterprise Mobility Services brand. Our goal is to be one of the world's preeminent suppliers of mission-critical mobile computing solutions to both business and industrial users. For the three and six months ended June 30, 2005, we generated $427,760 and $885,247 of revenue, respectively.

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

   - Continuing to improve and streamline our operations. Over the past two years, we have restructured and reorganized our major business functions to improve and streamline our business processes. As part of our restructurings, we have combined our product marketing, research and development and product engineering teams into a single Global Products Group, moving from a product focus to a customer and market-centric focus and have embarked on a program to enhance our core product lines, which is substantially complete. In addition, we have taken significant steps to improve our manufacturing efficiencies by moving the majority of our manufacturing to lower cost, company-owned and contract production facilities outside the United States. In June 2005, we announced a series of restructuring initiatives to reduce costs and drive profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. The Company anticipates the total restructuring plan will cost approximately $75,000 to $95,000 and will generate approximately $15,000 of cost savings per quarter. We plan to continue to work to improve and streamline our business processes.

   - Building upon our strong foundation of intellectual property. We have and intend to continue to invest in research and development to enable us to continue to offer high quality, differentiated and cost-effective products to our customers. We have expended approximately $26,500 and $57,300 for research and development during the three and six months ended June 30, 2005.

   - Rationalizing product lines and pursuing platform-based products. We believe that pursuing high value-added, platform-based products allows us to increase our sales and margins. For example, on March 31, 2003, we offered 17,012 active product configurations, which we reduced to 4,070 as of June 30, 2005. We believe this trend will continue as we further rationalize our product lines and pursue platform based products. This we believe sets the foundation of our segmented, or "bracketed" product strategy. This strategy is designed to address all market segments available to us. Our goal is to fill out each product line with a high-end model, a mid-range device and an entry-level unit to appeal to the lower end of the market. This we believe gives both legacy and new customers product choice along a price-feature-performance continuum.

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

OVERVIEW OF PERFORMANCE

        Our total revenue for the three months ended June 30, 2005 decreased 1.2 percent to $427,760 compared to the comparable prior year period of $432,785. The decrease in revenue is primarily attributable to decreases in our advanced data capture and wireless infrastructure divisions as well as a decrease in customer service revenue, partially offset by growth in our mobile computing and RFID divisions as well as increased expense associated with rebates and royalties.

        Our total revenue for the six months ended June 30, 2005 increased 3.8 percent to $885,247 compared to the comparable prior year period of $852,436. The increase in revenue is primarily attributed to growth in our mobile computing and RFID divisions, partially offset by decreases in our advanced data capture and wireless infrastructure divisions as well as increased expense associated with rebates and royalties.

   Our gross profit as a percentage of total revenue was 39.2 percent and 42.2 percent for the three and six months ended June 30, 2005, a decrease from 45.4 percent and 45.9 percent for the three and six months ended June 30, 2004. Gross margins were adversely impacted by the corporate restructuring (see below), an increase in promotions, negative foreign exchange fluctuations and unfavorable product mix.

   Our operating expenses were $195,668 and $376,905 for the three and six months ended June 30, 2005, an increase of 27.9 percent and 18.3 percent from the total operating expenses in the comparable prior year period. This increase in operating expenses for the three and six months ended June 30, 2005 primarily relates to the corporate restructuring as well as increased spending in selling, general and administrative expenses. Announced in June 2005, the corporate restructuring includes a series of initiatives to reduce costs and drive profitability. The Company expects the June 2005 plan of restructuring to generate approximately $15,000 of cost savings per quarter, the majority of which would benefit operating expenses. We plan to continue to work to effectively manage our operating expenses.

   Our operating margins for the three and six months ended June 30, 2005 were (6.6) percent and (0.4) percent compared to 10.1 percent and 8.6 percent in the comparable prior year period. This decrease in operating margins for the three and six months ended June 30, 2005 primarily relates to the corporate restructuring announced in June 2005 as well as a reduction of revenue and related decrease in our gross margin as well as an overall increase in operating expenses.

   Our cash balances decreased $81,485 to $136,156 as of June 30, 2005, compared to $217,641 as of December 31, 2004, primarily due to paying down $65,000 on our revolving credit facility and capital expenditures of approximately $48,000.

   At June 30, 2005, receivables were $192,376, an increase of $28,218 from $164,158 as of December 31, 2004. Our days sales outstanding at June 30, 2005 were 41 days as compared to 35 days at December 31, 2004.

   Our inventory turns increased to 6.0 for the three months ended June 30, 2005 from 4.4 for the three months ended June 30, 2004 primarily due improved efficiencies within operations. Our inventory turns were positively impacted by the corporate restructuring, which, if excluded, would decrease inventory turns to 5.7.

   Our gross product bookings were approximately $384,400 and $766,900 for the three and six months ended June 30, 2005, an increase of approximately 6.3 percent and 7.5 percent from the three and six months ended June 30, 2004, primarily due to increased bookings in our mobile computing product division.

   The ratio of our product bookings to product revenue was slightly above 1.0 for both the three and six months ended June 30, 2005. Our product backlog, comprised of shippable product and past shipments in which revenue recognition criteria have not been met, which is another measure we monitor, increased as of June 30, 2005 to approximately $343,700 as compared to product backlog as of June 30, 2004 of approximately $313,900. Essentially all of the reported shippable backlog is expected to be shipped to the customer in six months.

   Current results of customer satisfaction surveys from our services business have demonstrated improvement towards our goal of a consistent rating greater than 4.0. Our most current results were a score of 4.09 and 3.39, relating to satisfaction with our technical assistance and depot service delivery, respectively.

   While our service attach rates have been improving in our sales in the Americas, overall we believe we can achieve better attach rates and are making changes in our business process and restructuring certain of our service activities to help improve these attach rates in the future.

   In June 2005, we announced a series of initiatives to reduce costs and drive profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. As part of the restructuring plan, we will be reducing our current worldwide workforce by approximately 700 positions, or approximately 12% of the Company's workforce, by the end of 2005. Other elements of the restructuring plan include the elimination and consolidation of certain facilities on a global basis, abandonment of certain product lines, writing off certain assets and investments and terminating certain financial arrangements. The Company anticipates the total cost of these activities to be approximately $75,000 to $95,000.

   In the three months ended June 30, 2005, $31,223 of restructuring and $11,587 of impairment charges have been recorded, of which $15,147 and $27,663 was recorded as a component of cost of revenue and operating expenses, respectively. In the three months ended June 30, 2005, we recorded a restructuring charge relating to workforce reduction of $18,747, representing 440 employees, and expect to incur an additional charge of approximately $4,000 to $8,000 in the final six months of 2005. In the three months ended June 30, 2005, we recorded a charge of $10,201 related to lease obligation termination costs and leasehold improvement impairments relating to exited facilities. We expect to incur an additional charge of approximately $9,000 to $14,000 in the final six months of 2005 relating to exited facilities. We expensed $2,275 due to contract termination costs and other charges in the three months ended June 30, 2005 and expect an additional charge of approximately $19,000 to $30,000 in the remaining six months of 2005, of which approximately $10,600 relates to the settlement of the SAILS transaction in July 2005 which will be reflected in the three and nine months ended September 30, 2005 Statements of Operations (See Notes 8c and 14). Details of the Corporate restructuring balances as of June 30, 2005 are as follows:

                                                                 THREE MONTHS ENDED JUNE 30, 2005        AS OF JUNE 30, 2005
                                                               -------------------------------------     -------------------
                                                                TOTAL       NON CASH          CASH          RESTRUCTURING
                                                               CHARGES     WRITE-OFFS       PAYMENTS           RESERVE
                                                               -------     ----------       --------        -------------
Workforce reduction ....................................      $ 18,747       $     --       $   (257)         $ 18,490
Lease obligation costs .................................         9,016             --         (7,114)            1,902
Leasehold improvement write-offs related to
  exited facilities ....................................         1,185         (1,185)            --                --
Contract termination costs and other ...................         2,275           (409)           (36)            1,830
                                                              --------       --------       --------          --------
                                                              $ 31,223       $ (1,594)      $ (7,407)         $ 22,222
                                                              ========       ========       ========          ========

        For the three months ended June 30, 2005, we incurred an asset impairment charge of $11,587 for fixed assets that have been abandoned by the Company.

                                                             TOTAL
                                                            CHARGES
                                                            -------

Product Segment ......................................      $29,925
Service Segment ......................................       12,885
                                                            -------
                                                            $42,810

RESULTS OF OPERATIONS

   The following table summarizes our revenue by geographic region and then by reportable segment and geographic region for which we use to manage our business:

                              FOR THE THREE MONTHS ENDED JUNE 30                     FOR THE SIX MONTHS ENDED JUNE 30
                    --------------------------------------------------      -------------------------------------------------
                                                 VARIANCE     VARIANCE                                 VARIANCE     VARIANCE
                                                    IN          IN                                        IN           IN
                       2005          2004            $        PERCENT         2005          2004           $         PERCENT
                     --------      --------      --------     -------       --------      --------     --------      -------
Total Revenue
 The Americas ...    $276,557      $270,784      $  5,773        2.1%       $588,652      $545,155      $ 43,497        8.0%
 EMEA ...........     120,055       124,172        (4,117)      (3.3)        236,425       236,373            52        0.0
 Asia Pacific ...      31,148        37,829        (6,681)      (17.7)        60,170        70,908       (10,738)      (15.1)
                     --------      --------      --------       ----        --------      --------      --------       ----
 Total Revenue       $427,760      $432,785      $ (5,025)      (1.2)%      $885,247      $852,436      $ 32,811        3.8%
                     ========      ========      ========       ====        ========      ========      ========       ====
Product Revenue
 The Americas ...    $229,753      $220,528      $  9,225        4.2%       $493,586      $449,622      $ 43,964        9.8%
 EMEA ...........      98,148       100,852        (2,704)      (2.7)        192,441       190,093         2,348        1.2

                              FOR THE THREE MONTHS ENDED JUNE 30                     FOR THE SIX MONTHS ENDED JUNE 30
                    --------------------------------------------------      -------------------------------------------------
                                                 VARIANCE     VARIANCE                                 VARIANCE     VARIANCE
                                                    IN          IN                                        IN           IN
                       2005          2004            $        PERCENT         2005          2004           $         PERCENT
                     --------      --------      --------     -------       --------      --------     --------      -------
 Asia Pacific ...      27,752        35,222        (7,470)     (21.2)         53,868        65,126       (11,258)     (17.3)
                     --------      --------      --------      -----        --------      --------      --------      -----
 Total Product
  Revenue .......    $355,653      $356,602      $   (949)      (0.3%)      $739,895      $704,841      $ 35,054        5.0%
                     ========      ========      ========      =====        ========      ========      ========      =====
Service Revenue
 The Americas ...    $ 46,804      $ 50,256      $ (3,452)      (6.9%)      $ 95,066      $ 95,533      $   (467)      (0.5%)
 EMEA ...........      21,907        23,320        (1,413)      (6.1)         43,984        46,280        (2,296)      (5.0)
 Asia Pacific ...       3,396         2,607           789       30.3           6,302         5,782           520        9.0
                     --------      --------      --------      -----        --------      --------      --------      -----
 Total Service
  Revenue .......    $ 72,107      $ 76,183      $ (4,076)      (5.4%)      $145,352      $147,595      $ (2,243)      (1.5%)
                     ========      ========      ========      =====        ========      ========      ========      =====

   The following table summarizes our product revenue by product division:

                                   FOR THE THREE MONTHS ENDED JUNE 30                   FOR THE SIX MONTHS ENDED JUNE 30
                             -----------------------------------------------     ---------------------------------------------
                                                      VARIANCE      VARIANCE                              VARIANCE    VARIANCE
                                                          IN           IN                                    IN          IN
                                2005        2004          $         PERCENT        2005          2004         $       PERCENT
                             ---------   ---------    ---------     --------     ---------    ---------   ---------   --------
Product Division ......
Mobile Computing ......      $ 233,662   $ 216,985    $  16,677       7.7%       $ 480,581    $ 423,502   $  57,079     13.5%
Advanced Data Capture .         92,243      99,659       (7,416)     (7.4)         192,370      209,557     (17,187)    (8.2)
Wireless Infrastructure         31,688      42,759      (11,071)    (25.9)          67,567       76,870      (9,303)   (12.1)
RFID ..................          8,583          --        8,583     100.0           16,759           --      16,759    100.0
Other, net ............        (10,523)     (2,801)      (7,722)    (275.7)        (17,382)      (5,088)    (12,294)   (241.6)
                             ---------   ---------    ---------     -----        ---------    ---------   ---------    -----
  Total ...............      $ 355,653   $ 356,602    $    (949)     (0.3%)      $ 739,895    $ 704,841   $  35,054      5.0%
                             =========   =========    =========     =====        =========    =========   =========    =====

   Other, net represents royalty revenues and rebates which the Company does not assign to a product division.

   Product revenue for the three months ended June 30, 2005 was $355,653 a decrease of $949 or 0.3 percent from the comparable prior year period. Included in revenue for the three months ended June 30, 2005 was $8,583 of RFID revenue as a result of the Matrics acquisition, which was consummated in September 2004. The Company continues to experience growth in sales of its mobile computing product offerings, our largest product line, which experienced growth of $16,677 or 7.7 percent from the comparable prior year period. The increase in mobile computing is primarily due to the growth from our MC9000 gun, MC3000 handheld key terminals, mobile tablets and enterprise digital assistant mobile computing devices. Offsetting these increases was a decline of $7,416 or 7.4 percent in our advanced data capture division from the comparable prior year period which included a large rollout of wireless point of sale scanners as well as a decrease in our rugged high end scanners in this period. In addition, wireless infrastructure experienced a decline of $11,071 or 25.9 percent from the comparable prior year period which was primarily the result of a large rollout of wireless switches to a national retailer as well as rollouts of access points to several customers during the three months ended June 30, 2004. Additionally, other, net increased by $7,722 for the three months ended June 30, 2005 from the comparable prior year period, primarily due to incremental rebates to our distribution partners.

   Product revenue for the six months ended June 30, 2005 was $739,895 an increase of $35,054 or 5.0 percent from the comparable prior year period. Included in revenue for the six months ended June 30, 2005 was $16,759 of RFID revenue as a result of the Matrics acquisition, which was consummated in September 2004. In addition, in the three months ended March 31, 2005, the Company transferred inventory held at its own facility with a sales value of $27,100 to a customer owned facility and believes the incremental increase in product revenue due to the transfer of this inventory to be approximately $13,000. The Company continues to experience growth in sales of its mobile computing product offerings, our largest product line, which experienced growth of $57,079 or 13.5 percent from the comparable period year period. The increase in mobile computing is primarily due to the growth from our MC9000 gun, mobile tablets and enterprise digital assistant mobile computing devices. Offsetting these increases was a decline of $17,187 or 8.2 percent in our advanced data capture division from the comparable prior year period which included a large rollout of wireless point of sale scanners during the six months ended June 30, 2004, partially offset by a large shipment of signature pads to a nationwide U.S. retailer in the 2005 period. In addition, wireless infrastructure experienced a decline of $9,303 or 12.1 percent from the comparable prior year period which was primarily the result of rollouts of access points to several customers during the six months ended June 30, 2004. Additionally, other, net increased by $12,294 for the six months ended June 30, 2005 from the comparable prior year period, primarily due to incremental rebates within our distribution partners.

   Services revenue for the three months and six months ended June 30, 2005 decreased 5.4 percent and 1.5 percent, respectively, from the comparable prior year periods due to our continued drive to utilize third party service providers for the lower margin professional service activities and our continued concentration of product sales with established customers causing displacement of legacy products.

   Geographically, the Americas revenue increased 2.1 percent and 8.0 percent for the three and six months ended June 30, 2005 from the comparable prior year period due to increases in our mobile computing and RFID product offerings offset by decreases in our advanced data capture and wireless infrastructure product offerings as well as an increase in other, net. Europe, Middle East and Africa revenue decreased 3.3 percent for the three months ended June 30, 2005 compared to the prior year comparable period and was flat for the six months ended June 30, 2005 from the comparable prior year period due to increases in mobile computing offset by decreases to all other product offerings. Asia Pacific revenue decreased 17.7 percent and 15.1 percent for the three and six months ended June 30, 2005 from the comparable prior year period due to decreases in our mobile computing and wireless infrastructure product offerings. The Americas, EMEA and Asia Pacific represent approximately 64.7, 28.1 and 7.2 percent of revenue, respectively, for the three months ended June 30, 2005 as compared to 62.6, 28.7 and 8.7 from the comparable prior year period. The Americas, EMEA and Asia Pacific represent approximately 66.5, 26.7 and 6.8 percent of revenue, respectively, for the six months ended June 30, 2005 as compared to 64.0, 27.7 and 8.3 percent from the comparable prior year period.

   Product gross profit for the three and six months ended June 30, 2005 was $160,902 and $347,278 a decrease of $15,353 or 8.7 percent and $8,106 or 2.3 percent, respectively, from the comparable prior year periods. The decrease in gross profit for the three months ended June 30, 2005 was mainly driven by an increase in rebate promotions, unfavorable foreign currency fluctuations and product mix. The decrease in gross profit for the six months ended June 30, 2005 was mainly driven by an increase in rebate promotions, unfavorable foreign currency fluctuations and product mix during the six months ended June 30, 2005. Additionally, product gross profit for the three and six months ended June 30, 2005 was negatively impacted by the corporate restructuring, which resulted in an increased charge of $2,299 for the three months ended June 30, 2005 as compared to the comparable prior year period and an increased charge of $5,160 for the six months ended June 30, 2005 as compared to the comparable prior year period.

   Service gross profit for the three and six months ended June 30, 2005 was $6,736 and $25,921 a decrease of $13,692 or 67.0 percent and $10,306 or 28.4 percent, respectively, from the comparable prior year periods. The decrease in gross profit for the three months ended June 30, 2005 was attributed to a net increase of approximately $9,000 in restructuring and impairment charges as well as a decrease in gross profit percentage of 4.7 percent or approximately $3,000. The decrease in gross profit for the six months ended June 30, 2005 was attributable to a net increase of approximately $8,000 in restructuring as well as a decrease in gross profit percentage of 1.1 percent or approximately $2,000.

OPERATING EXPENSES

   Total operating expenses of $195,668 increased 27.9% percent for the three months ended June 30, 2005 from $153,017 for the comparable prior year period. Total operating expenses of $376,905 increased 18.3% percent for the six months ended June 30, 2005 from $318,490 for the comparable prior year period.

   Operating expenses consist of the following for the three and six months ended:

                                      FOR THE THREE MONTHS ENDED JUNE 30,                 FOR THE SIX MONTHS ENDED JUNE 30,
                                -----------------------------------------------    -----------------------------------------------
                                                           VARIANCE   VARIANCE                                VARIANCE    VARIANCE
                                                              IN         IN                                      IN          IN
                                  2005         2004          $'S       PERCENT       2005         2004          $'S        PERCENT
                                ---------    ---------    ---------    -------     ---------    ---------    ---------     -------
Engineering .................   $  39,574    $  42,060    $  (2,486)      (5.9)%   $  81,926    $  83,619    $  (1,693)       (2.0)%
Selling, general and
  administrative ............     135,517      119,073       16,444       13.8       274,523      240,753       33,770        14.0
Restructuring charges .......      22,230          509       21,721    4,267.4        22,109          509       21,600     4,243.6
Asset impairments ...........       5,433           --        5,433      100.0         5,433           --        5,433       100.0
Recovery of legal settlements      (7,086)      (9,000)       1,914       21.3        (7,086)      (9,000)       1,914        21.3
Stock-based compensation
  expense ...................          --          375         (375)    (100.0)           --        2,609       (2,609)     (100.0)
                                ---------    ---------    ---------    -------     ---------    ---------    ---------     -------
                                $ 195,668    $ 153,017    $  42,651       27.9%    $ 376,905    $ 318,490    $  58,415        18.3%
                                =========    =========    =========    =======     =========    =========    =========     =======

   Engineering expenses decreased $2,486 or 5.9 percent for the three months ended June 30, 2005 as compared to the comparable prior year period while engineering expenses decreased $1,693 or 2.0% for the six months ended June 30, 2005 as compared to the comparable prior period . The reduction in engineering expenses for the three and six months ended June 30, 2005 is primarily due to decreased legal fees, decreased spending related to regulatory testing of certain product lines, partially offset by increased spending in RFID products associated with the Matrics acquisition, as Matrics was purchased in the third quarter of 2004.

   Selling, general and administrative expenses increased $16,444 or 13.8 percent for the three months ended June 30, 2005 as compared to the prior year period, mainly due to increased investment in technology, infrastructure and financial systems, representing approximately $5,800, increased costs associated with the defense of former Symbol associates, representing approximately $5,700, higher compensation costs and related benefits, representing approximately $5,200, increased costs associated with the RFID division, representing approximately $1,900, partially offset by decreased costs in external consulting expenses associated with the Sarbanes Oxley Act of 2002, representing approximately $2,300, and decreased general legal expenses, representing approximately $2,400.

   Selling, general and administrative expenses increased $33,770 or 14.0 percent for the six months ended June 30, 2005 as compared to the comparable prior year period, mainly due to increased investment in technology, infrastructure and financial systems, representing approximately $13,300, higher compensation costs and related benefits, representing approximately $11,500, increased spending in marketing and brand awareness, representing approximately $9,900, increased costs associated with the defense of former Symbol associates, representing approximately $9,800, increased costs associated with RFID division, representing approximately $2,000, partially offset by decreased costs in external consulting expenses associated with the Sarbanes Oxley Act of 2002, representing approximately $3,600, decreased general legal expenses, representing approximately $5,900, decreased bad debt expense, representing approximately $2,400 and decreased costs associated with non-restructuring related severance and other costs for former executives of the Company, representing approximately $5,600.

   Restructuring and asset impairment charges for the three and six months ended June 30, 2005 primarily relates to the Corporate restructuring, which was announced in June 2005. In the three months ended June 30, 2005, the Corporate restructuring consisted of the following operating expense charges; approximately $13,400 related to workforce reduction, approximately $9,600 of lease obligation costs and leasehold improvement impairments relating to exited facilities, approximately $3,500 related to asset impairments and approximately $1,100 related to contract termination costs and other charges.

   Included in total operating expenses for the three and six months ended June 30, 2005 are reductions to previously recorded estimates of legal settlements related to the class action settlement (see Note 10). In the three and six months ended June 30, 2005, we recorded a $7,086 reduction to our reserve for the class action settlement as a result of the Company's stock price decreasing below $11.49 per share. In accordance with the settlement agreement, if the Company's stock price falls below $11.49 per share, the class will receive a maximum distribution of shares. As such, when this occurred in the second quarter of 2005, the Company marked to market the shares which resulted in a $7,086 benefit to operating expenses in the three and six months ended June 30, 2005. As the final Determined Price was calculated to be $11.606 on July 21, 2005, we will record a pre-tax mark to market charge of $7,086 in the quarter ended September 30, 2005.

   Included in total operating expenses for the three and six months ended June 30, 2004 is stock-based compensation associated with certain portions of our stock option plans. Due to our inability to make timely filings with the SEC of our financial statements through the nine months ended September 30, 2003, our stock option plans were held in abeyance, meaning that our employees could not exercise their options until we became current with our filings. As an accommodation to both current and former Symbol associates whose options were impacted by this suspension, the Compensation Committee of the Board approved an abeyance program that allowed associates whose options were affected during the suspension period the right to exercise such options up to 90 days after the end of the suspension period. This resulted in a new measurement date for those options, which led to a non-cash accounting compensation charge for the intrinsic value of those vested options when the employee either terminated employment during the suspension period or within the 90 day period after the end of the suspension period. Stock based compensation related to the abeyance program was $375 during the three months ended June 30, 2004 and $2,609 for the six months ended June 30, 2004. On February 25, 2004, the date on which we became current with our regulatory filings with the SEC, this suspension period ended and, accordingly, there was no further stock-based compensation recognized in the three or six months ended June 30, 2005 related to this matter.

OTHER (EXPENSE)/INCOME, NET

Other (expense)/income, net consists of the following:

                       FOR THE THREE MONTHS ENDED JUNE 30,      FOR THE SIX MONTHS ENDED JUNE 30,
                       -----------------------------------      -----------------------------------
                       2005          2004         VARIANCE        2005         2004      VARIANCE
                       ----          ----         --------        ----         ----      --------
Cisco SAILS(a) ....   $ 1,871       $(6,220)      $ 8,091       $(1,605)      $(4,501)      $ 2,896

Interest Expense...    (3,842)       (2,298)       (1,544)       (7,975)       (3,676)       (4,299)
Interest Income....     1,049           634           415         2,079         1,238           841
Other .............       (46)          (74)           28           (37)          (13)          (24)
                      -------       -------       -------       -------       -------       -------
                      $  (968)      $(7,958)      $ 6,990       $(7,538)      $(6,952)      $  (586)
                      =======       =======       =======       =======       =======       =======

(a) In accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" the gain or loss on the change in fair value of the portion of our investment in CISCO common stock, coupled with the gain or loss on the change in fair value of the embedded derivative has been recorded as a component of other income or loss in each reporting period. The Company settled its SAILS transaction (see Note 7d, 8c and 14) on July 19, 2005.

    Other (expense)/income, net for the three months ended June 30, 2005 was $(968) compared to $(7,958) for comparable prior year period, a decrease of $6,990, primarily relating to volatility in the Cisco SAILS mark to market adjustment, partially offset by increased interest expense in 2005 relating to additional debt acquired to finance the Matrics acquisition. Other (expense)/income, net for the six months ended June 30, 2005 was $(7,538) compared to $(6,952) for comparable prior year period, an increase of $586, primarily relating to increased interest expense in 2005 relating to additional debt acquired to finance the Matrics acquisition., partially offset by volatility in the Cisco SAILS mark to market adjustment.

PROVISION FOR INCOME TAXES

   The Company's effective tax rate was (5.1) percent and 26.1 percent for the three and six months ended June 30, 2005, respectively. This differs from the statutory rate of 35 percent primarily due to benefits attributable to nonrecurring refunds and settlements relating to foreign and domestic tax issues, the receipt of favorable rulings from tax authorities, and benefits from the repatriation of foreign earnings; offset by charges related to changes in U.S. state income tax laws and the impact of research credit benefits on our annual effective tax rate forecast. Excluding the nonrecurring tax items, the effective tax rate would have been 22.7 percent and 6.1 percent for the three and six months ended June 30, 2005, respectively.

   Due to changes in New York and Ohio State tax laws enacted in April and June 2005, respectively, the Company's deferred tax assets and liabilities were re-valued during the second quarter of 2005. Although the Company expects future substantial income tax savings as a result of these law changes, which phase in over a period of years, a charge of $10,550 was recognized in the three months ended June 30, 2005. This reflects the fact that the reduction in our effective tax rate in these two states will yield a lower tax savings when our net cumulative deductible tax temporary differences reverse in the future.

   On October 22, 2004 the President signed the American Jobs Creation Act of 2004 ("AJCA"). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Based on analysis performed during the second quarter, the Company expects to repatriate approximately $40,000, approximately $10,000 of which will qualify for the temporary repatriation incentive provided by the AJCA discussed above. The repatriation plan is expected to be completed by the fourth quarter of 2005. As a result of the decision to repatriate these earnings, which were previously classified as indefinitely reinvested, the company recorded a net benefit in the second quarter of $1,929, which consists of a benefit of $2,757 from foreign tax credits forecasted to be realized in excess of the US statutory rate applied to the repatriation of earnings for which the aforementioned benefit of the AJCA will not be elected, net of $828 of costs related to the repatriated earnings that will be subject to the temporary repatriation incentive.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

   The following table summarizes Symbol's cash and cash equivalent balances as of June 30, 2005 and December 31, 2004 and the results of our statement of cash flows for the six months ended June 30, 2005:

                                                                                                      VARIANCE IN
                                                                      2005               2004           DOLLARS
                                                                    ---------          ---------      -----------
Cash and cash equivalents ....................................      $ 136,156(a)       $ 217,641       $ (81,485)
                                                                    =========          =========       =========
Net cash provided by /(used in):
  Operating activities .......................................      $  45,072          $  63,605       $ (18,533)
  Investing activities .......................................        (52,306)           (86,527)         34,221
  Financing activities .......................................        (64,654)            18,893         (83,547)
  Effect of exchange rate changes on cash and cash equivalents         (9,597)            (2,302)         (7,295)
                                                                    ---------          ---------       ---------
Net increase in cash and cash equivalents ....................      $ (81,485)         $  (6,331)      $ (75,154)
                                                                    =========          =========       =========

a) Does not include restricted cash of $51,960 comprised of $50,952 ($50,538 as of December 31, 2004) serving as security for the trial court judgment against Telxon and Symbol for Telxon vs. SmartMedia of Delaware, Inc. and $1,008 ($1,012 as of December 31, 2004) which is an interest-bearing letter of credit pledged as a supplier bond.

   Net cash provided by operating activities during the six months ended June 30, 2005 was $45,072 as compared to $63,605 for the same period last year. Net cash provided by operating activities decreased $18,533 during the six months ended June 30, 2005 as compared to the comparable prior year period primarily due to an decrease in net earnings of $43,913 and a $39,693 decrease in cash provided by accounts receivable based upon increased accounts receivable, offset by a increase in cash provided by inventory of approximately $35,156, based on a decrease in inventory for the six months ended June 30, 2005.

   Net cash used in investing activities for the six months ended June 30, 2005 was $52,306 as compared to $86,527 for the same period last year. The decrease in cash used in investing activities of $34,221 during the six months ended June 30, 2005, when compared to the same period last year, was primarily due to a $49,410 deposit of restricted cash related to a trial court judgment against Telxon and Symbol for Telxon vs. SmartMedia of Delaware, Inc. during 2004. This was offset by an increase in capital expenditures for the six months ended June 30, 2005, primarily related to our investment in technology, infrastructure and financial systems.

   Net cash used in financing activities during the six months ended June 30, 2005 was $64,654, as compared to net cash provided by financing activities of $18,893 during the same period last year. The $83,547 decrease in cash used in financing activities during the six months ended June 30, 2005 was primarily related to a $65,000 pay down of our short term credit facility and a reduction in proceeds from stock option exercises of $26,562 partially offset by a decrease in the purchases of treasury stock during the six months ended June 30, 2005.

   The following table presents selected key performance measurements we use to monitor our business for the three months ended June 30:

                                                                            2005        2004
                                                                            ----        ----
Days sales outstanding (DSO) ......................................          41          35
Inventory turnover (excluding restructuring and impairment charges)         5.7         4.4
Inventory turnover (including restructuring and impairment charges)         6.0         4.4

   Our DSO and inventory turnover numbers are useful in understanding the management of our balance sheet.

   In the second quarter of 2005, we changed the manner in which we were presenting our accounts receivable balance to provide a more appropriate presentation of our financial position to the readers of the financial statements. Accordingly, the Balance Sheet as of December 31, 2004 includes a reclassification to reflect net credit customer account receivable balances as a component of accounts payable and accrued expenses and not as a reduction of accounts receivable (primarily related to payments received from distributors when the related revenue is to be recorded on the sell-through method), as it was reflected in previous filings. The following table provides a comparison of the previously disclosed DSO and the DSO after the reclassification of net credit balances to accounts payable and accrued expenses:

                                                                                            THREE MONTHS       THREE MONTHS
                                                                         YEAR ENDED             ENDED             ENDED
                                                                      DECEMBER 31, 2004      JUNE 30, 2004     MARCH 31, 2005
                                                                      -----------------     --------------     --------------
DSO - previously disclosed                                                   23                   23                 22
DSO - revised for reclassification of net credit balances                    35                   31                 35

   At June 30, 2005, receivables were $192,376, an increase of $28,218 from $164,158 as of December 31, 2004. Our days sales outstanding at June 30, 2005 were 41 days as compared to 35 days at December 31, 2004.

   Excluding the effects of the restructuring and asset impairments, our inventory turns increased to 5.7 for the three months ended June 30, 2005 from
4.4 for the three months ended June 30, 2004 primarily due improved efficiencies within operations. Inventory turns for the three months ended June 30, 2005, including the restructuring and asset impairment charges, were 6.0.

OTHER LIQUIDITY MEASURES

   Other measures of our liquidity including the following:

                                                                      JUNE 30,     DECEMBER 31,
                                                                        2005           2004
                                                                      --------     ------------
Working capital ..............................................        $ 73,227       $ 135,985
   (current assets minus current liabilities)
Current ratio (current assets to current liabilities) ........           1.1:1           1.2:1
Long-term debt to capital ....................................            5.9%           14.1%
(Long-term debt as a percentage of long term debt plus equity)


   Current assets as of June 30, 2005 decreased by $46,304 from December 31, 2004, primarily due to a decrease in cash and deferred income taxes, partially offset by the reclassification of CISCO common stock from long term to short term as a result of the settlement of the SAILS transaction. Cash decreased primarily due to the Company paying $65,000 of debt and capital expenditures of approximately $48,000. Deferred income taxes decreased as a result of the settlement of the SAILS transaction, which required the deferred tax liability to be reclassified from non-current to current assets. Current liabilities as of June 30, 2005 increased $16,454 from December 31, 2004 primarily due to a $106,741 increase in the current portion of long-term debt based upon reclassifying the SAILS liability due to the settlement in July 2005, partially offset by a $65,000 decrease in outstanding debt related to our short term credit facility. Our current ratio was 1.1:1 at June 30, 2005 and 1.2:1 at December 31, 2004.

FINANCING ARRANGEMENTS

   During 2000, we entered into a $50,000 lease receivable securitization agreement which was subsequently renewed until March 2005 without the payment of amounts outstanding at such time, and has been further extended until March 31, 2006. During the three months ended June 30, 2005 and 2004, we did not securitize any additional lease receivables. As of June 30, 2005, we had the ability to securitize $47,312 under the lease receivable securitization agreement. Factors that are reasonably likely to affect our ability to continue using these financing arrangements include the ability to generate lease receivables that qualify for securitization and the ability of the financial institution to obtain an investment grade rating from either of the two major credit rating agencies. We do not consider the securitization of lease receivables to be a significant contributing factor to our continued liquidity.

EXISTING INDEBTEDNESS

   At June 30, 2005 and December 31, 2004, our short-term financing and long-term debt outstanding, excluding current maturities, was as follows:

                                                    JUNE 30,     DECEMBER 31,
                                                      2005          2004
                                                    --------     ------------
Senior Secured Term Loan Facility(a) .........      $100,000      $100,000
Senior Secured Revolving Credit Facility(a)...        35,000       100,000
Secured installment loan .....................         6,913        10,369
SAILS exchangeable debt(b) ...................        84,541        83,727
Other ........................................            38            63
                                                    --------      --------
 Total debt ..................................       226,492       294,159
Less: current maturities .....................       159,813       118,072
                                                    --------      --------
Long-term debt ...............................      $ 66,679      $176,087
                                                    ========      ========

(a) Under our credit facility, there are a number of security and financial covenant provisions. Our new credit facility contains customary negative covenants and restrictions on our ability to engage in specified activities, including, but not limited to:

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

     Our credit facility contains financial covenants that (a) restrict our total leverage ratio (debt to adjusted EBITDA) to a ratio no greater than
     2.5 times total debt at any time, (b) require that we maintain the maximum senior leverage ratio to 2.0 to 1.0 (after January 1, 2006, maximum senior leverage is 1.75x at any time total leverage exceeds 2.0x), (c) require that we maintain minimum fixed charge coverage ratio of 1.5x and (d) minimum unrestricted domestic cash requirement of $25,000 at all times prior to September 30, 2005 and $50,000 at all times thereafter. On June 30, 2005, we received a waiver from our lender due to our settlement of the SAILS transaction, which was prohibited under the original credit agreement. This amendment also permitted Symbol to exclude the termination payments related to the SAILS settlement from interest expense when calculating covenants. On August 2, 2005, we received an amendment from our lender due to our failure of the fixed charge covenant caused by the restructuring charges in the second quarter of 2005, allowing us to exclude the second quarter 2005 restructuring charges from the fixed charge covenant calculation.

(b) We have the option to terminate the SAILS arrangement prior to its scheduled maturity and in July 2005 the SAILS arrangement was terminated (See Note 14). As a result, we have classified the SAILS liability as well as the CISCO shares asset to be used to settle the debt as short-term on the Condensed Consolidated Balance Sheet as of June 30, 2005.

CONTRACTUAL CASH OBLIGATIONS

   As of June 30, 2005, there have not been any material changes in Symbol's contractual obligations as presented in its Annual Report on Form 10-K for the year ended December 31, 2004.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    See Note 1

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

ITEM 4. CONTROLS AND PROCEDURES

   Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Administrative and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our interim Chief Executive Officer and Chief Administrative and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our interim Chief Executive Officer and Chief Administrative and Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

     Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information set forth in Note 10 in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Symbol held its Annual Meeting of Stockholders on May 9, 2005. At that meeting, stockholders elected six individuals as directors of the Company for terms that will expire at the Annual Meeting to be held in 2006. In addition, stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal year 2005. The individuals elected and the results of the voting are as follows.

Proposal 1 -- Election of Directors

                                          VOTES FOR             VOTES WITHHELD
                                          ---------             --------------
Robert J. Chrenc                         214,531,258               3,233,000
Salvatore Iannuzzi                       214,507,804               3,256,454
Edward Kozel                             214,394,678               3,369,580
William R. Nuti                          214,490,979               3,273,279
George Samenuk                           214,537,725               3,226,533
Melvin A. Yellin                         214,488,404               3,275,854

Proposal 2 -- Ratification of the appointment of Ernst & Young LLP as independent auditors for fiscal year 2005

       VOTES FOR             VOTES AGAINST          VOTES WITHHELD
       ---------             -------------          --------------
      216,232,306               358,806               1,173,146

ITEM 6. EXHIBITS

(a)  The following exhibits are included herein:

     10.1 First Amendment and Restatement, dated as of February 16, 2005, to the Credit Agreement, dated as of December 29, 2004, among Symbol Technologies, Inc., the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners and the Guarantee and Collateral Agreement, dated as of December 29, 2004, among Symbol Technologies, Inc., the material subsidiaries therein and JPMorgan Chase Bank, N.A., in its capacity as collateral agent.

     10.2 Credit Agreement, dated as of December 29, 2004, as amended and restated as of February 16, 2005, among Symbol Technologies, Inc., the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America

                  Securities LLC, as co-lead arrangers and joint bookrunners (the "Credit Agreement").

         10.3 Guarantee and Collateral Agreement, dated as of December 29, 2004, as amended and restated as of February 16, 2005, among Symbol Technologies, Inc., the material subsidiaries therein and JPMorgan Chase Bank, N.A., in its capacity as collateral agent.

         10.4 Waiver and Amendment, dated as of June 30, 2005, to the Credit Agreement among Symbol Technologies, Inc., the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners.

         10.5 Waiver and Amendment, dated as of August 2, 2005, to the Credit Agreement among Symbol Technologies, Inc., the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners.

         10.6* Settlement Agreement by and between Symbol Technologies, Inc. and Leonard Goldner, dated April 25, 2005 (Incorporated by reference to Exhibit 10.22 to Registration Statement No. 333-119076 on Form S-1).

         10.7* Separation Agreement and Release, dated as of July 21, 2005, between Symbol Technologies, Inc. and Mark T. Greenquist (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 25, 2005).

         10.8* Separation and Release Agreement, dated as of July 28, 2005, by and between Symbol Technologies, Inc. and William R. Nuti (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 1, 2005).

         31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Administrative and Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
*    Filed previously.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMBOL TECHNOLOGIES, INC.


Dated: August 4, 2005                 By:  /s/ Salvatore Iannuzzi
                                           -------------------------------------
                                           Salvatore Iannuzzi
                                           Interim Chief Executive Officer
                                           (acting principal executive officer)


Dated: August 4, 2005                 By:  /s/ Salvatore Iannuzzi
                                           -------------------------------------
                                           Salvatore Iannuzzi
                                           Senior Vice President, Chief
                                           Administrative and Financial Officer
                                           and Director
                                           (principal financial officer)


Dated: August 4, 2005                 By:  /s/ James M. Langrock
                                           -------------------------------------
                                           James M. Langrock
                                           Vice President - Chief Accounting
                                           Officer and Corporate Controller
                                           (principal accounting officer)