Form 10-Q
period 2005-09-30
SYMBOL TECHNOLOGIES INC
filed 2005-11-08
CIK 278352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                               YES   X   NO
                                   -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                               YES   X   NO
                                   -----    -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               YES       NO  X
                                   ----     ----

     The number of shares outstanding of the registrant's classes of common stock, as of November 2, 2005, was as follows:

            Class                                               Number of Shares
            -----                                               ----------------
Common Stock, par value $0.01                                      250,968,840

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I - FINANCIAL INFORMATION
   Item 1. Condensed Consolidated Financial Statements...........................     3
           Condensed Consolidated Balance Sheets at September 30, 2005
              (Unaudited) and December 31, 2004..................................     3
           Condensed Consolidated Statements of Operations for the Three and
              Nine Months Ended September 30, 2005 and 2004 (Unaudited)..........     4
           Condensed Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2005 and 2004 (Unaudited)......................     5
           Notes to Condensed Consolidated Financial Statements (Unaudited)......     6
   Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................    27
   Item 3. Quantitative and Qualitative Disclosures About Market Risk............    38
   Item 4. Controls and Procedures...............................................    39

PART II - OTHER INFORMATION
   Item 1. Legal Proceedings.....................................................    39
   Item 6. Exhibits..............................................................    39

Signatures.......................................................................    41

                         PART I - FINANCIAL INFORMATION

ITEM  1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                          2005            2004
                                                                                      -------------   ------------
ASSETS                                                                                 (Unaudited)
Cash and cash equivalents .........................................................    $  155,839      $  217,641
Accounts receivable, less allowance for doubtful accounts of $7,982 and $9,385,
   respectively ...................................................................       190,730         164,158
Inventories .......................................................................       165,996         207,338
Deferred income taxes .............................................................       126,488         179,844
Other current assets ..............................................................        27,823          24,286
                                                                                       ----------      ----------
   Total current assets ...........................................................       666,876         793,267
Property, plant and equipment, net ................................................       246,672         241,508
Deferred income taxes .............................................................       264,120         236,725
Investment in marketable securities ...............................................           432          81,230
Goodwill ..........................................................................       498,720         497,283
Intangible assets, net ............................................................        38,688          45,404
Restricted cash ...................................................................        52,364          51,370
Other assets ......................................................................        38,037          34,082
                                                                                       ----------      ----------
   Total assets ...................................................................    $1,805,909      $1,980,869
                                                                                       ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses .............................................    $  349,107      $  465,415
Short-term credit facility ........................................................        25,000         100,000
Current portion of long-term debt .................................................        47,923          18,072
Deferred revenue ..................................................................        55,444          43,692
Income taxes payable ..............................................................         8,249          20,132
Accrued restructuring expenses ....................................................        13,305           9,971
                                                                                       ----------      ----------
   Total current liabilities ......................................................       499,028         657,282
Long-term debt, less current maturities ...........................................        55,566         176,087
Deferred revenue ..................................................................        36,829          25,122
Other liabilities .................................................................        33,167          49,859

Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 10,000 shares, none issued or
   outstanding ....................................................................            --              --
Series A Junior Participating preferred stock, par value $1.00; authorized
   500 shares, none issued or outstanding .........................................            --              --
Common stock, par value $0.01; authorized 600,000 shares; issued 282,013 shares
   and 272,069 shares, respectively ...............................................         2,820           2,721
Additional paid-in capital ........................................................     1,588,977       1,484,093
Accumulated other comprehensive earnings, net .....................................         6,044          13,699
Deferred compensation .............................................................       (11,295)        (15,642)
Accumulated deficit ...............................................................      (109,155)       (112,565)
                                                                                       ----------      ----------
                                                                                        1,477,391       1,372,306
LESS:
Treasury stock, at cost, 29,805 shares and 29,796 shares, respectively ............      (296,072)       (299,787)
                                                                                       ----------      ----------
   Total stockholders' equity .....................................................     1,181,319       1,072,519
                                                                                       ----------      ----------
      Total liabilities and stockholders' equity ..................................    $1,805,909      $1,980,869
                                                                                       ==========      ==========

            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                      FOR THE                FOR THE
                                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                                -------------------   -----------------------
                                                                  2005       2004        2005         2004
                                                                --------   --------   ----------   ----------
REVENUE:
Product .....................................................   $371,386   $353,887   $1,111,281   $1,058,728
Services ....................................................     70,087     75,265      215,439      222,860
                                                                --------   --------   ----------   ----------
                                                                 441,473    429,152    1,326,720    1,281,588
COST OF REVENUE:
Product cost of revenue .....................................    192,025    174,357      582,344      530,245
Services cost of revenue ....................................     48,057     51,779      153,984      155,156
Restructuring charges .......................................        415      2,303       10,062        4,908
Asset impairments ...........................................      1,870         --        8,025           --
                                                                --------   --------   ----------   ----------
                                                                 242,367    228,439      754,415      690,309
                                                                --------   --------   ----------   ----------
Gross profit ................................................    199,106    200,713      572,305      591,279
                                                                --------   --------   ----------   ----------
OPERATING EXPENSES:
Engineering .................................................     38,768     42,595      120,693      126,354
Selling, general and administrative (1) .....................    131,452    125,102      405,975      367,279
Restructuring charges .......................................      3,028      3,957       25,137        4,466
Asset impairments ...........................................      1,907         --        7,340           --
Write-off of acquired in-process research and development ...         --     12,800           --       12,800
Recovery of legal settlements, net ..........................     (5,492)   (12,400)     (12,578)     (21,400)
                                                                --------   --------   ----------   ----------
                                                                 169,663    172,054      546,567      489,499
                                                                --------   --------   ----------   ----------
Earnings from operations ....................................     29,443     28,659       25,738      101,780
Termination of SAILS contract (Note 7d) .....................    (10,619)        --      (10,619)          --
Other (expense) income, net .................................     (1,535)        25       (9,073)      (6,927)
                                                                --------   --------   ----------   ----------
Earnings before income taxes ................................     17,289     28,684        6,046       94,853
Provision for/(benefit from) income taxes ...................        629     10,893       (2,302)      41,463
                                                                --------   --------   ----------   ----------
NET EARNINGS ................................................   $ 16,660   $ 17,791   $    8,348   $   53,390
                                                                ========   ========   ==========   ==========
EARNINGS PER SHARE:
Basic .......................................................   $   0.07   $   0.07   $     0.03   $     0.23
                                                                ========   ========   ==========   ==========
Diluted .....................................................   $   0.07   $   0.07   $     0.03   $     0.22
                                                                ========   ========   ==========   ==========
CASH DIVIDENDS DECLARED PER COMMON SHARE ....................   $   0.01   $   0.01   $     0.02   $     0.02
                                                                ========   ========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic .......................................................    250,116    239,342      249,556      235,533
Diluted .....................................................    250,392    241,402      251,168      239,466

            See notes to Condensed Consolidated Financial Statements.

(1) Included in Selling, general and administrative are charges for restricted stock compensation expense. For the three months ended September 30, 2005 and 2004, we recognized $893 and $763, respectively, of restricted stock compensation expense. For the nine months ended September 30, 2005 and 2004, we recognized $2,672 and $1,138, respectively, of restricted stock compensation expense.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                 FOR THE
                                                                                            NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                          --------------------
                                                                                            2005        2004
                                                                                          --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ..........................................................................   $  8,348   $  53,390
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and equipment ........................     39,448      42,053
Other amortization ....................................................................     13,289      12,209
Provision for losses on accounts receivable ...........................................      2,173       1,989
Provision for inventory write-down ....................................................      6,678      12,174
Deferred income tax (benefit)/provision ...............................................     (1,748)     41,463
Write-off of acquired in-process research and development .............................         --      12,800
Write-off of deferred financing costs .................................................        916          --
Non-cash restructuring, asset impairment and other charges ............................     17,808      14,233
Stock-based compensation from variable accounting .....................................         --       2,234
Stock-based compensation from restricted shares .......................................      2,672       1,138
Loss on disposal of property, plant and equipment and other assets ....................        218         334
Change in fair value of derivative ....................................................     (1,397)    (24,608)
Unrealized holding loss on marketable securities ......................................        791      25,750
Tax benefit on exercise of stock options ..............................................      2,833      25,149
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable ................................................................    (33,983)     14,436
   Inventories ........................................................................     33,735     (17,798)
   Other assets .......................................................................     (5,886)     11,200
   Accounts payable and accrued expenses ..............................................    (11,863)    (61,215)
   Accrued restructuring expenses .....................................................      3,011      (4,126)
   Other liabilities and deferred revenue .............................................      9,491       2,777
                                                                                          --------   ---------
      Net cash provided by operating activities .......................................     86,534     165,582
                                                                                          --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in other companies, net of cash acquired ...................................         --    (239,329)
Proceeds from disposal of property, plant and equipment ...............................        482          --
Purchases of property, plant and equipment ............................................    (60,032)    (60,248)
Restricted cash .......................................................................       (994)    (50,000)
Investments in intangible and other assets ............................................     (5,172)     (2,903)
                                                                                          --------   ---------
   Net cash used in investing activities ..............................................    (65,716)   (352,480)
                                                                                          --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt .........................................    (86,401)       (238)
Proceeds from short-term financing and long-term debt .................................         --     257,150
Proceeds from exercise of stock options and warrants ..................................     15,859      40,452
Purchase of treasury shares ...........................................................     (1,442)    (26,374)
Dividends paid ........................................................................     (2,427)     (2,338)
                                                                                          --------   ---------
   Net cash (used in) provided by financing activities ................................    (74,411)    268,652
                                                                                          --------   ---------
Effects of exchange rate changes on cash and cash equivalents .........................     (8,209)       (243)
                                                                                          --------   ---------
Net (decrease) increase in cash and cash equivalents ..................................    (61,802)     81,511
Cash and cash equivalents, beginning of period ........................................    217,641     150,017
                                                                                          --------   ---------
      Cash and cash equivalents, end of period ........................................   $155,839   $ 231,528
                                                                                          ========   =========

            See notes to Condensed Consolidated Financial Statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2005 AND
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

     Symbol Technologies, Inc. and its subsidiaries deliver products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, radio frequency identification ("RFID") technology, mobile computing platforms, wireless infrastructure, mobility software and services programs under the Symbol Enterprise Mobility Services brand.

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

     In our opinion, the Condensed Consolidated Financial Statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly our financial position as of September 30, 2005, and the results of our operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004, in accordance with the instructions to Form 10-Q of the Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications

     Certain reclassifications were made to previously disclosed amounts to conform to current presentations. Accordingly, the Balance Sheet as of December 31, 2004 includes a reclassification to reflect net credit customer account receivable balances as a component of accounts payable and accrued expenses and not as a reduction of accounts receivable (primarily related to payments received from distributors when the related revenue is recorded on the sell-through method), as it was reflected in filings prior to the Company's Form 10-Q for the quarterly period ended June 30, 2005. This change was made beginning in the second quarter of 2005 to provide a more appropriate presentation of our financial position to the readers of the financial statements.

Stock-Based Compensation

     We account for our employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB Opinion No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant. Except in connection with certain restricted stock awards (see Note 6a), no stock-based compensation expense had been recognized for the fixed portion of our plans; however, during the first and second quarter of 2004, certain stock-based compensation expenses have been recognized through our operating results related to options of certain current and former associates. We have adopted the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net (loss) earnings and pro forma (loss) earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

     On August 26, 2005, the Company accelerated the vesting of approximately 12,300 "out-of-the-money" stock options held by Company directors, officers and employees with exercise prices of greater than $12.50 per share. These options were originally granted pursuant to the Company's 2004 Equity Incentive Award Plan, the Company's 2001 Non-Executive Stock Option Plan, the Company's 1997 Employee Award Plan and the Company's 1990 Non-Executive Stock Option Plan. The fair market value of the Company's Class A common stock on August 25, 2005 (the trading date prior to the acceleration) was $8.64. The purpose of the acceleration was to eliminate future compensation expense recognition the Company would otherwise have been required to recognize in the consolidated statement of operations with respect to these accelerated options once SFAS No. 123R, "Share-Based Payment", becomes effective in January 2006 (see below), as well as aiding in the retention of Company associates. The estimated future pre-tax compensation expense recognition that will be eliminated is approximately $100,000. The acceleration of options did not trigger an expense for accounting purposes, as the stock options had no intrinsic value at the date of acceleration. Additionally, on August 26, 2005, we amended all outstanding option agreements to the extent necessary to provide for the acceleration of vesting of any unvested options immediately prior to the occurrence of a change of control of the Company. As such, this amendment changed the measurement date for all unvested options to August 26, 2005 and a change in control will result in additional compensation expense to be recognized in the consolidated statement of operations in the period in which the change of control occurs.

     The following table illustrates the effect on net (loss) earnings and
(loss) earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                                                  ------------------   -------------------
                                                                                    2005       2004      2005       2004
                                                                                  --------   -------   --------   --------
Net earnings  - as reported ...................................................   $ 16,660   $17,791   $  8,348   $ 53,390
Stock-based compensation expense included in reported net earnings, net of
   related tax effects ........................................................        549       469      1,642      2,074
Less total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects, excluding the
   August 26, 2005 acceleration of options ....................................     (4,749)   (6,017)   (15,430)   (16,297)
Less total stock-based compensation expense determined under the fair value based method, net of related tax effects, for the August 26, 2005
   acceleration of options ....................................................    (64,000)       --    (64,000)        --
                                                                                  --------   -------   --------   --------
Pro forma net (loss) earnings .................................................   $(51,540)  $12,243   $(69,440)  $ 39,167
                                                                                  ========   =======   ========   ========
Basic net earnings (loss) per share:
   As reported ................................................................   $   0.07   $  0.07   $   0.03   $   0.23
   Pro forma ..................................................................   $  (0.21)  $  0.05   $  (0.28)  $   0.17
Diluted net earnings (loss) per share:
   As reported ................................................................   $   0.07   $  0.07   $   0.03   $   0.22
   Pro forma ..................................................................   $  (0.21)  $  0.05   $  (0.28)  $   0.16

     The weighted average fair value of options granted during the three and nine months ended September 30, 2005 and 2004 was $4.91 and $6.80, and $7.03 and $6.86 per option, respectively. In determining the fair value of options and stock purchase warrants granted for purposes of calculating the pro forma results disclosed above for the three and nine months ended September 30, 2005 and 2004, we used the Black-Scholes option pricing model and assumed the following: a risk free interest rate of 4.0 percent and 2.8 percent for 2005 and 2004, respectively; an expected option life of 4.5 years and 4.7 years for 2005 and 2004, respectively; an expected volatility of 57 percent and 61 percent for 2005 and 2004, respectively; and a dividend yield of 0.14 percent and 0.16 percent for 2005 and 2004, respectively.

Recently Issued Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

     In April 2005, the SEC extended the adoption date for Statement 123(R) until January 1, 2006 and we will adopt Statement 123(R) on January 1, 2006 using the modified prospective method.

     As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and assumptions used in such periods to calculate the fair value of such grants. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net (loss) income and (loss) earnings per share shown above in the footnotes to the accompanying condensed consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax deductions were $441 and $0 for the three months ended September 30, 2005 and 2004, respectively, and $2,833 and $25,149 for the nine months ended September 30, 2005 and 2004, respectively.

     Based on the release of Statement 123(R), we have amended, effective January 1, 2006, our Employee Stock Purchase Program ("ESPP") to reduce the discount of the price of the shares purchased by employees in the ESPP from its current discount of 15% to a discount of 5% and we will also eliminate the look-back period currently utilized to determine the price of the shares purchased. These changes will allow the ESPP to continue to be non-compensatory, which will continue to result in no compensation expense being recorded by us in our statement of operations when we implement Statement 123(R) with respect to such plan.

Restricted Cash

     Restricted cash at September 30, 2005 of $52,364 represents two deposits, plus accumulated interest. One amount of $51,348 at September 30, 2005 collateralizes a bond serving as security for the trial court judgment against Telxon Corporation ("Telxon") and Symbol for the Smart Media litigation. On September 21, 2005, the Ohio Court of Appeals for the Ninth District reversed the judgment of the trial court against Symbol and Telxon. The ruling may be appealed to the Ohio Supreme Court, which is not required to take the case. Notices of appeals have been filed in the Ohio Supreme Court. Until the conclusion of any appeal to the Ohio Supreme Court, the $50,000 plus interest deposited with the clerk of the court by Telxon and Symbol to secure the judgment will remain on deposit and will continue to be classified as restricted cash as the cash is held in a trust and is restricted as to withdrawal or use (See Note 10d). The second amount at September 30, 2005 of $1,016 is an interest-bearing letter of credit pledged as a supplier bond. Interest income earned from these investments is recognized by the Company.

Supplemental Cash Flow Information

                                                         2005      2004
                                                        ------   -------
Cash paid for the nine months ended September 30:
Interest ............................................   $8,378   $16,584
Income taxes ........................................   $1,600   $10,721

Supplemental information pertaining to non-cash financing activities include the following:

     In August 2005, we tendered 7,706.6 shares for distribution to the class in the Pinkowitz, Hoyle and Salerno class action lawsuits, the impact of which was a $88,734 increase in additional paid in capital and common stock and a corresponding decrease in accrued expenses.

2. INVENTORIES

                      SEPTEMBER 30,   DECEMBER 31,
                           2005           2004
                      -------------   ------------
Raw materials .....      $ 30,490       $ 57,946
Work-in-process ...        27,256         26,845
Finished goods ....       108,250        122,547
                         --------       --------
                         $165,996       $207,338
                         ========       ========

     The amounts shown above are net of inventory reserves of $50,815 and $55,247 as of September 30, 2005 and December 31, 2004, respectively, and include inventory on consignment, or accounted for as consignment, of $43,937 and $61,005 as of September 30, 2005 and December 31, 2004, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           2005           2004
                                                      -------------   ------------
Land ..............................................     $   7,407      $   7,343
Buildings and improvements ........................        73,609         70,362
Machinery and equipment ...........................       153,866        130,603
Furniture, fixtures and office equipment ..........        42,336         44,264
Computer hardware and software ....................       252,460        247,121
Leasehold improvements ............................        21,414         23,090
Transportation ....................................         4,250          4,250
                                                        ---------      ---------
                                                          555,342        527,033
Less: Accumulated depreciation and amortization ...      (308,670)      (285,525)
                                                        ---------      ---------
                                                        $ 246,672      $ 241,508
                                                        =========      =========

     Property, plant and equipment as of September 30, 2005 includes asset impairment write-offs of $1,907 for the three months ended September 30, 2005 resulting from our 2005 corporate restructuring (See Note 7d). Additionally, the Company is evaluating various software alternatives which could result in a decision to abandon certain capitalized software in 2006. If we decide to abandon these assets, we will accelerate the amortization until the abandonment date.

4. GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

                                        PRODUCT   SERVICES     TOTAL
                                       --------   --------   --------
Balance as of December 31, 2004 ....   $440,399    $56,884   $497,283
Translation adjustments ............      1,626        315      1,941
Other (1) ..........................       (504)        --       (504)
                                       --------    -------   --------
Balance as of September 30, 2005 ...   $441,521    $57,199   $498,720
                                       ========    =======   ========

(1)  To adjust for goodwill relating to our acquisition of Matrics.

     Other than goodwill, the Company's intangible assets, all of which are subject to amortization, consist of the following:

                                              SEPTEMBER 30, 2005            DECEMBER 31, 2004
                                         ---------------------------   ---------------------------
                                                         ACCUMULATED                   ACCUMULATED
                                         GROSS AMOUNT   AMORTIZATION   GROSS AMOUNT   AMORTIZATION
                                         ------------   ------------   ------------   ------------
Patents, trademarks and tradenames ...      $44,330       $(23,333)       $39,160       $(18,433)
Purchased technology .................       30,300        (16,569)        33,500        (13,988)
Other ................................        8,900         (4,940)         9,100         (3,935)
                                            -------       --------        -------       --------
                                            $83,530       $(44,842)       $81,760       $(36,356)
                                            =======       ========        =======       ========

     The amortization expense for the three months ended September 30, 2005 and 2004 amounted to $5,364 and $2,214, respectively. The amortization expense for the nine months ended September 30, 2005 and 2004 amounted to $11,886 and $7,658, respectively. In the second quarter of 2005, the Company decided to abandon certain capitalized intellectual property. As such, included in amortization expense for the three and nine months ended September 30, 2005 is approximately $1,900 of additional amortization related to this abandoned intellectual property.

     Estimated amortization expense for the above intangible assets, assuming no additions or writeoffs, for the three months ended December 31, 2005 and for each of the subsequent years ending December 31 is as follows:

2005 (three months) ...   $ 3,072
2006 ..................    10,202
2007 ..................     9,542
2008 ..................     8,465
2009 ..................     3,642
Thereafter ............     3,765
                          -------
                          $38,688
                          =======

5. EARNINGS PER SHARE AND DIVIDENDS

     Basic earnings per share are based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted-average number of common and potentially dilutive common shares (options, warrants and restricted stock) outstanding during the period, computed in accordance with the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                             -------------------   -------------------
                                                                               2005       2004       2005       2004
                                                                             --------   --------   --------   --------
Numerator:
Earnings applicable to common shares for basic and diluted calculation ...   $ 16,660   $ 17,791   $  8,348   $ 53,390
                                                                             ========   ========   ========   ========
Denominator:
Weighted-average common shares ...........................................    250,116    239,342    249,556    235,533
Effect of dilutive securities:
   Stock options and warrants ............................................        135      2,059      1,350      3,894
   Restricted Stock ......................................................        141          1        262         39
                                                                             --------   --------   --------   --------
Denominator for diluted calculation ......................................    250,392    241,402    251,168    239,466
                                                                             ========   ========   ========   ========

     Stock options, warrants and restricted stock outstanding for the three months ended September 30, 2005 and 2004 aggregating 22,194 and 17,079, respectively, of potentially dilutive shares have not been included in the diluted per share calculations since their effect would be antidilutive. Stock options and warrants outstanding for the nine months ended September 30, 2005 and 2004 aggregating 19,473 and 10,932, respectively, of potentially dilutive shares have not been included in the diluted per share calculations since their effect would be antidilutive.

     On February 28, 2005, Symbol's Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,427 and was paid on April 8, 2005 to shareholders of record as of March 17, 2005.

     On September 26, 2005, Symbol's Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,509 and was paid on October 28, 2005 to shareholders of record as of October 10, 2005.

6. STOCKHOLDERS' EQUITY

     a. Restricted Stock

     Since May 2004, the Company has granted shares of restricted stock awards to certain executives and non-employee directors of the Company as follows:

                                      Employee Portion                   Director Portion                         Total
                              --------------------------------   --------------------------------   --------------------------------
                                                    Unearned                           Unearned                           Unearned
                                                  Compensation                       Compensation                       Compensation
                              Restricted Shares      Expense     Restricted Shares      Expense     Restricted Shares      Expense
                              -----------------   ------------   -----------------   ------------   -----------------   ------------
May 2004 Grant                        900            $12,722             20             $ 283               920           $13,005
September 2004 Grant                  420              5,279             --                --               420             5,279
October 2004 Grant                     20                273             --                --                20               273
Compensation Expense                   --             (1,954)            --              (283)               --            (2,237)
Forfeitures                           (48)              (678)            --                --               (48)             (678)
                                    -----            -------            ---             -----             -----           -------
Balance, December 31, 2004          1,292             15,642             20                --             1,312            15,642
May 2005 Grant                        100              1,109             40               443               140             1,552
July 2005 Grant                        --                 --              8                86                 8                86
August 2005 Grant                     273              2,354             60               518               333             2,872
Compensation Expense                   --             (1,854)            --              (819)               --            (2,673)
Forfeitures                          (477)            (6,184)            --                --              (477)           (6,184)
                                    -----            -------            ---             -----             -----           -------
Balance, September 30, 2005         1,188            $11,067            128             $ 228             1,316           $11,295
                                    =====            =======            ===             =====             =====           =======

     The August 2005 non-employee director restricted stock awards include 60 shares that vest on August 26, 2006. The July 2005 non-employee director restricted stock awards include 8 shares that vest on January 1, 2006. The remaining 273 shares of restricted stock awards were granted to certain executives and associates. Of these shares, 25 shares cliff-vested on October 1, 2005, 210 shares cliff-vest over 48 months and 37 shares cliff-vest over 60 months.

     The May 2005 non-employee director restricted stock awards include 40 shares that vest on January 1, 2006. The May 2004 non-employee director restricted stock awards include 20 shares that vested at January 1, 2005. The remaining 100 and 900, respectively, executive restricted stock awards cliff-vest in five years from date of grant provided the Company's return on net assets for four consecutive quarters does not exceed 16.49%. If the Company's return on net assets for any four consecutive quarters exceeds 16.49% as defined in the grant document, portions of the executive restricted stock awards vesting will be accelerated. Since 2004, three executives left the Company and forfeited 315 restricted shares from the May 2004 grant. As a result of these forfeitures, the Company reversed the original transaction that recorded the granting of the 315 shares and reduced the amount of compensation expense previously recognized and to be recognized in future periods. On August 26, 2005, the Compensation Committee of the Board of Directors accelerated vesting of 25% of the restricted shares granted to certain executives in the May 2005 and 2004 grants.

     In September and October 2004, the Company granted 440 shares of restricted stock awards to certain employees associated with the Matrics, Inc. ("Matrics") acquisition; one a service based grant (220 shares) and another a performance accelerated grant (220 shares). The service based grants vest 30 percent in eighteen months, with the remaining 70 percent vesting three years from the date of the grant, respectively. The performance accelerated grants cliff-vest in five years from the date of the grant. During 2005, six executives left the Company and forfeited 190 restricted shares from the September and October 2004 grants. As a result of these forfeitures, during 2005, the Company reversed the original transaction that recorded the granting of the 190 shares and reduced the amount of compensation expense previously recognized and to be recognized in future periods.

     Compensation expense related to all of the above restricted stock awards currently is estimated to be $1,067 per quarter. All of the above grants are subject to further acceleration in accordance with the Company's change in control policy.

     b. Comprehensive Earnings

     The components of comprehensive earnings are as follows:

                                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                                           ------------------   ------------------
                                                                             2005       2004      2005       2004
                                                                           --------   -------   --------   -------
Net earnings                                                                $16,660   $17,791    $ 8,348   $53,390
Other comprehensive income:
   Change in unrealized gains and losses on available-for-sale
      securities, net of tax                                                   (554)     (306)      (755)     (107)
   Change in unrealized fair value of derivative instruments, net of tax       (813)      (98)     2,050      (232)
   Translation adjustments, net of tax                                        1,473     9,759     (8,949)   (2,343)
                                                                            -------   -------    -------   -------
Total comprehensive earnings                                                $16,766   $27,146    $   694   $50,708
                                                                            =======   =======    =======   =======

7. RESTRUCTURING AND IMPAIRMENT CHARGES

     a. Manufacturing Transition

     In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East contract manufacturing partners. As a result of these activities, we incurred restructuring charges during 2002 and 2001. During the first quarter of 2004, the Company entered into a sub-lease arrangement at its Bohemia, New York facility and recorded the anticipated sub-lease income of approximately $2,861 as a reduction of the lease obligation cost, which had been previously recorded in 2001. This amount was recorded as a reduction to product cost of revenue during the first quarter of 2004. Included in accrued restructuring expenses as of September 30, 2005 is $682 relating to net lease obligations for these closed manufacturing facilities.

                                              LEASE OBLIGATION
                                                    COSTS
                                              ----------------
Balance at December 31, 2004 ..............        $ 623
Utilization/payments ......................         (296)
Anticipated sub-lease income adjustment ...          359
                                                   -----
Balance at March 31, 2005 .................          686
Utilization/payments ......................           (1)
                                                   -----
Balance at June 30, 2005 ..................          685
Utilization/payments ......................           (3)
                                                   -----
Balance at September 30, 2005 .............        $ 682
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

     In 2003, we initiated additional restructuring activities in connection with our decision to relocate additional product lines from New York to Mexico. The costs associated with this restructuring related to workforce reductions and transportation costs. The total amount incurred in connection with this restructuring activity was approximately $961, all of which was recorded as a component of cost of revenue in 2003. These restructuring activities were completed by June 30, 2003.

     In connection with our global services transition, the Company recorded additional provisions of $8,795 during 2004 which related to lease obligation costs net of sub-lease income and further work force reductions. These amounts have been recorded as a component of service cost of revenue in the year ended 2004. An additional provision relating to work force reduction of $655 was recorded as a component of cost of revenue in the first quarter of 2005. In the second quarter of 2005 as part of the corporate restructuring (see below), the Company terminated the lease of a facility that was being utilized as a sales office for which there was a $471 restructuring reserve established for the unused portion of the facility that was formerly a customer service center. As a result of this lease termination, the reserve was utilized and there is no remaining reserve for this facility as of September 30, 2005.

     c. General and Administrative Restructuring

     During the second quarter of 2004, the shared services organization initiated restructuring activities that included the consolidating and transitioning of back office transactional activities to the Czech Republic. The costs associated with this restructuring related to workforce reductions. The total amount incurred in connection with this restructuring activity was $5,025 in 2004, all of which was recorded as a component of operating expenses. Further shared service restructuring activities are being considered and future benefits are not yet defined, therefore, we cannot reasonably estimate the remaining cost expected to be incurred.

     Details of the global services transition and general and administrative restructuring charges and remaining balances as of September 30, 2005 are as follows:

                                                                           LEASE
                                                            WORKFORCE   OBLIGATION
                                                           REDUCTIONS      COSTS      OTHER    TOTAL
                                                           ----------   ----------   ------   -------
Balance at December 31, 2004 ...........................    $ 5,397      $ 2,805     $1,138   $ 9,340
Provision - recorded to cost of revenues ...............        655           --         --       655
Revision of estimate - recorded to operating expense ...       (123)          --         --      (123)
Foreign exchange effect ................................         --           --       (244)     (244)
Utilization/payments ...................................     (2,400)        (563)       (26)   (2,989)
                                                            -------      -------     ------   -------
Balance at March 31, 2005 ..............................      3,529        2,242        868     6,639
Foreign exchange effect ................................         --           --       (323)     (323)
Utilization/payments ...................................       (944)      (1,147)       (26)   (2,117)
                                                            -------      -------     ------   -------
Balance at June 30, 2005 ...............................      2,585        1,095        519     4,199
Foreign exchange effect ................................         --           --        (20)      (20)
Utilization/payments ...................................     (1,901)      (1,095)        --    (2,996)
                                                            -------      -------     ------   -------
Balance at September 30, 2005 ..........................    $   684      $    --     $  499   $ 1,183
                                                            =======      =======     ======   =======

     d. Corporate Restructuring

     In June 2005, we announced a series of initiatives to reduce costs and improve profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. As part of the restructuring plan, we will be reducing our current worldwide workforce by approximately 600 positions, or approximately 10% of the Company's workforce, by the middle of 2006. Other elements of the restructuring plan include the elimination and consolidation of certain facilities on a global basis, abandonment of certain product lines, writing off certain assets and investments and terminating certain financial arrangements. The Company anticipates the total cost of these activities to be approximately $75,000 to $95,000.

     In the three months ended September 30, 2005, $3,443 of restructuring charges, $3,777 of asset impairment charges and $10,619 of expenses associated with the termination of the SAILS transaction have been recorded, of which $2,285, $4,935 and $10,619 were recorded as a component of cost of revenue, operating expenses and other (expense) income, respectively. In the three months ended September 30, 2005, we recorded a restructuring charge relating to workforce reduction of $3,041, representing 60 employees, and expect to incur an additional charge of approximately $3,000 to $5,000 by the first quarter of 2006. In the three months ended September 30, 2005, we recorded a charge of $294 related to lease obligation termination costs and expect to incur an additional charge of approximately $5,000 to $10,000 by the first quarter of 2006 relating to exited facilities. Additionally, we expensed $10,619 relating to the settlement of the SAILS transaction in July 2005. We expect to incur an additional charge of approximately $3,000 to $5,000 in contract termination costs and other restructuring charges by the first quarter of 2006. Additionally, we expect to incur an additional $3,000 to $5,000 of asset impairments by the first quarter of 2006. Details of the corporate restructuring, excluding asset impairment charges, for the three months ended September 30, 2005 and remaining balances as of September 30, 2005 are as follows:

                                                                     LEASE         OTHER
                                                      WORKFORCE   OBLIGATION   RESTRUCTURING
                                                     REDUCTIONS      COSTS        CHARGES        TOTAL
                                                     ----------   ----------   -------------   --------
Balance at June 30, 2005 .........................    $ 18,490     $ 1,902        $  1,830     $ 22,222
Provision - recorded to cost of revenues .........         175         220              20          415
Provision - recorded to operating expenses .......       2,866          74              88        3,028
Provision - recorded to other (expense) income ...          --          --          10,619       10,619
Foreign exchange effect ..........................         (25)        (31)             --          (56)
Utilization/payments .............................     (10,667)     (2,155)        (11,966)     (24,788)
                                                      --------     -------        --------     --------
Balance at September 30, 2005 ....................    $ 10,839     $    10        $    591     $ 11,440
                                                      ========     =======        ========     ========

     In the nine months ended September 30, 2005, $34,666 of restructuring charges, $15,365 of asset impairment charges and $10,619 of expenses associated with the termination of the SAILS transaction have been recorded, of which $16,973, $33,058 and $10,619 were recorded as a component of cost of revenue, operating expenses and other (expense) income, respectively. In the nine months ended September 30, 2005, we recorded a restructuring charge relating to workforce reduction of $21,788, representing 460 employees. In the nine months ended September 30, 2005, we recorded a charge of $10,495 related to lease obligation termination costs and leasehold improvement impairments relating to exited facilities. We expensed $13,002 due to contract termination costs and the settlement of the SAILS transaction in the nine months ended September 30, 2005.

     The following represents the charges relating to the corporate restructuring, including asset impairment charges and excluding charges associated with the termination of the SAILS transaction, for the three and nine months ended September 30, 2005 for each segment:

                      Three Months Ended    Nine Months Ended
                      September 30, 2005   September 30, 2005
                      ------------------   ------------------
Product Segment....        $6,805              $36,924
Service Segment ...           415               13,107
                           ------              -------
                           $7,220              $50,031
                           ======              =======

8. LONG-TERM DEBT

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       2005           2004
                                                  -------------   ------------
Senior Secured Term Loan Facility(a) ..........      $100,000       $100,000
Senior Secured Revolving Credit Facility(a) ...        25,000        100,000
Secured Installment Loan(b) ...................         3,456         10,369
SAILS exchangeable debt(c) ....................            --         83,727
Other(d) ......................................            33             63
                                                     --------       --------
Total debt ....................................       128,489        294,159
Less: Current maturities ......................        72,923        118,072
                                                     --------       --------
                                                     $ 55,566       $176,087
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

     On December 29, 2004, we borrowed $100,000 under the term loan facility and $100,000 under the revolving credit facility. In the first, second and third quarter of 2005, we repaid $50,000, $15,000 and $10,000, respectively, of the outstanding balance under the revolving credit facility, reducing the outstanding balance under the revolving credit facility to $25,000 as of September 30, 2005. The senior secured term loan facility is payable at approximately $11,111 per quarter, which commences on December 15, 2005 through the term loan maturity date of December 30, 2007. The revolving credit facility matures on December 30, 2009. The revolving credit facility is classified as short term on the Condensed Consolidated Balance Sheet as we repaid the balance of $25,000 in October 2005. We incurred approximately $3,600 of deferred financing costs related to the new credit facility. The interest rate on the credit facility is the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%, plus, in both cases, the applicable margin for U.S.-based loans. For Eurodollar-based loans, the rate is the adjusted LIBO rate (defined as the LIBO rate multiplied by the statutory reserve rate) plus the applicable margin. The applicable margin is based upon our leverage ratio (defined as the ratio of our total indebtedness to our consolidated EBITDA for the period of the most recent trailing four fiscal quarters) plus 0.25% to 1% for U.S.-based loans and 1.25% to 2% for Eurodollar-based loans. The interest rate on our outstanding borrowings at September 30, 2005 for the $100,000 term loan facility was 4.84% for $50,000 and 4.90% for $50,000.
     The interest rate on the $25,000 revolving credit facility at September 30, 2005 was 7.25%. On June 30, 2005, we received a waiver from our lender due to our settlement of the SAILS transaction (see below), which was prohibited under the original credit agreement. This amendment also permitted Symbol to exclude the termination payments related to the SAILS settlement from interest expense when calculating covenants. On August 2, 2005, we received an additional amendment from our lender due to our failure of the fixed charge covenant caused by the 2005 corporate restructuring, allowing us to exclude the 2005 corporate restructuring charges from the fixed charge covenant calculation. The credit facility contains a number of security and financial covenants; after considering the waiver noted above, we were compliant with all financial covenants as of September 30, 2005.

(b) On March 31, 2004, we entered into a purchase money secured installment loan with a bank for $13,825. Starting October 1, 2004, the loan is payable in four semiannual installments of $3,655, including interest. The proceeds received under the loan were used to finance the purchases of certain software. The fixed interest rate on this installment loan is 5.33%. This installment loan is collateralized by the purchased software. As of September 30, 2005, the outstanding balance on this loan was $3,456.

(c) In order to provide additional liquidity to be used for general corporate purposes, including the repayment of our then debt outstanding under a revolving credit facility and to effectively lock in the gain recognized upon the sale of our Cisco Systems, Inc. ("Cisco") shares, while deferring a tax liability in January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities ("SAILS") with a highly rated financial institution. The securities underlying the SAILS contract represented our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. This debt had a seven-year maturity and bore interest at a cash coupon rate of 3.625 percent of the original notional amount of $174,200. At maturity, the SAILS were exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar arrangement were approximately $262,246. The SAILS contained an embedded equity collar, which effectively managed a large portion of our exposure to fluctuations in the fair value of our holdings in Cisco common stock. The Company settled its SAILS transaction on July 19, 2005. The Company satisfied its notional amount of debt of $174,200 by surrendering its investment in Cisco common stock, terminating the embedded equity collar and making a payment of $14,700, representing the present value of our future coupon payments. The Company recorded a pre-tax charge of $10,619 in the three months ended September 30, 2005 related to the settlement of the SAILS transaction.

(d) Other debt of $33 and $63 at September 30, 2005 and December 31, 2004, respectively, represent capital lease obligations and various other loans maturing through 2007.

     Based on the borrowing rates currently available to us for bank loans with similar terms, the fair values of borrowings under the credit facility and promissory note, approximate their carrying values.

9. ACQUISITIONS

     a. Brazil acquisition

     The Company amended a previous agreement with certain shareholders of our majority-owned subsidiary that serves as our Brazilian distributor and customer service entity ("Symbol Brazil"), whereby on January 10, 2004, we purchased an additional 34% ownership interest of Symbol Brazil. The Company paid $4,050 and also forgave a pre-existing $5,000 loan (which had already been included in the purchase price) and related accrued interest of $92 that had been made to an entity affiliated with the minority shareholders. Accordingly, the Company then owned 85 percent of Symbol Brazil. As a result of the transaction, the Company satisfied the obligation related to a previous minimum earn out requirement of approximately $2,337 at January 10, 2004 and recorded the excess purchase price of approximately $1,805 as goodwill. Under the terms of the relevant agreements, Symbol Brazil had its corporate form changed into a corporation and would eventually become a wholly owned subsidiary of the Company, directly or indirectly. If Symbol Brazil achieves certain revenue targets over relevant time periods, the Company will be required to purchase additional ownership interests from the minority shareholders.

     On August 2, 2005, the Company entered into an agreement with the minority shareholders of Symbol Brazil that closed on October 3, 2005. Under the terms of the agreement, the Company purchased the remaining minority shareholders' interest in Symbol Brazil for consideration of a cash payment of approximately $1,070 and releasing Seal Systems e Technologic Da Informacao Ltda. ("Seal") (another entity associated with the minority shareholders) from a debt of approximately $430. In addition, the minority shareholders can earn an additional $2,400 if Seal and Symbol Brazil meet certain revenue targets.

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

     The following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2004, give effect to the acquisition as if it had occurred as of January 1, 2004, after giving effect to the following adjustments (i) amortization of acquired intangible assets (ii) Symbol's financing costs, consisting of interest expense on the $250,000 short-term credit facility that would have been incurred had the acquisition occurred as of January 1, 2004 and the amortization of the debt issuance costs over the term (one-year) of the short-term credit facility and (iii) the related income tax effects:

                                       THREE MONTHS               NINE MONTHS
                                 ENDED SEPTEMBER 30, 2004   ENDED SEPTEMBER 30, 2004
                                 ------------------------   ------------------------
Revenue ......................           $431,629                  $1,288,773
Net earnings .................             10,360                      29,762
Diluted earnings per share ...           $   0.04                  $     0.12

     The unaudited pro forma consolidated financial information is presented for illustrative purposes only and is not intended to be indicative of the actual results that would have been achieved had the transaction been consummated as of the date indicated above, nor does it purport to indicate results that may be attained in the future.

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

     The following table illustrates the changes in our warranty reserves from December 31, 2004 to September 30, 2005:

                                         AMOUNT
                                        -------
Balance at December 31, 2004.........   $20,956
Charges to expense-cost of revenue...     7,436
Utilization/payment..................    (5,452)
                                        -------
Balance at March 31, 2005............    22,940
Charges to expense-cost of revenue...     3,915
Utilization/payment..................    (5,723)
                                        -------
Balance at June 30, 2005.............   $21,132
Charges to expense-cost of revenue...     4,267
Utilization/payment..................    (6,012)
                                        -------
Balance at September 30, 2005........   $19,387
                                        =======

     b. Electronic Equipment Waste Obligations

     In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143-1, "Accounting for Electronic Equipment Waste Obligations", that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. We adopted SFAS 143-1 during the three months ended June 30, 2005. The adoption of SFAS 143-1 did not have a material effect on our financial statements. Due to the fact that several major EU-member countries have not yet enacted country-specific laws, we cannot estimate the effect of applying this guidance in future periods.

     c. Derivative Instruments and Hedging Activities

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

     We formally designate and document each derivative financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for entering into the hedge transaction upon inception. We also assess whether the derivative financial instrument is effective in offsetting changes in the fair value or cash flows of the hedged item. We did not recognize any gain or loss related to hedge ineffectiveness for the three and nine months ended September 30, 2005 and 2004, respectively. We do not use derivative financial instruments for trading purposes.

     We also utilize derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments denominated in foreign currencies from our international subsidiaries, as well as, third party customers. The derivative instruments are designated as either fair value, cash flow, or economic hedges, depending on the exposure being hedged, and have maturities of less than one year. Gains and losses on these derivative financial instruments and the offsetting losses and gains on hedged transactions are reflected in the Consolidated Statements of Operations as a component of cost of revenue. Such (losses) and gains were $(1,081) and $864 for the three months ended September 30, 2005 and 2004, respectively, and $(6,853) and $1,062 for the nine months ended September 30, 2005 and 2004, respectively. We do not use these derivative financial instruments for trading purposes.

     d. Legal matters

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

     On October 26, 2004, we issued a press release announcing our financial results for the third quarter 2004. On November 8, 2004, we issued a second press release revising certain of the previously reported numbers. The revised numbers included a reduction of approximately $13,600 in revenue for the nine months ending September 30, 2004, as compared to the results previously reported in the press release of October 26, 2004. The November 8, 2004 press release stated that we had discovered certain discrepancies in the amount of inventory at a distributor as well as inventory on hand that affected our previously-announced results. On November 15, 2004, we filed our quarterly report on Form 10-Q for the third quarter of 2004.

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

SECURITIES LITIGATION MATTERS

     On June 3, 2004, we announced our settlement of the Pinkowitz, Hoyle and Salerno class action lawsuits, which are described below. Under the settlement, we agreed to pay to the class members an aggregate of $1,750 in cash and an aggregate number of shares of common stock having a market value of $96,250, subject to a minimum and maximum number of shares based upon the volume-weighted moving average trading price of our common stock for the five day period immediately prior to our payment of the common stock to the class ("Determined Price", as defined). The court held a fairness hearing regarding the settlement on October 4, 2004 and approved the fairness of the settlement by an order entered on October 20, 2004. On November 17, 2004, we delivered 586.5 shares, or 10% of the settlement amount (at $16.41 per share), as satisfaction of the plaintiffs' attorneys' fees incurred as of October 2004, pursuant to the court's order. On July 21, 2005, the court entered a final distribution order authorizing the distribution of the shares to the class. The final Determined Price was calculated to be $11.606. As a result, Symbol was required to deliver 8,293.1 shares of our common stock pursuant to the settlement, which includes the 586.5 shares of common stock delivered in November 2004 as satisfaction of the plaintiffs' attorneys fees. On August 3, 2005, we tendered 7,706.6 shares for distribution, which was the balance of the shares required to be issued under the court approved settlement, pursuant to the distribution instructions from the claims administrator.

     In the second quarter of 2005, we reflected $79,539 as accrued litigation costs in our current liabilities, a decrease of $7,086 from December 31, 2004 due to the Company marking to market the shares as a result of the Determined Price falling below $11.49 per share, which resulted in a $7,086 benefit to operating expenses in the three and six months ended June 30, 2005. As the final Determined Price was calculated to be $11.606 on July 21, 2005, we recorded a pre-tax mark to market charge of $9,194 in the three months ended September 30, 2005, effectively reversing the benefit of $7,086 recorded in the second quarter of 2005 and we also recorded an additional $2,108 charge to reflect the final market value of our stock that was distributed.

     In addition to the payments described above, the $37,000 civil penalty imposed by the SEC, which we have already paid, will be distributed to the class. Also, as part of the settlement, Dr. Jerome Swartz, our co-founder and former chairman, has paid $4,000 in cash in 2004 to the class to settle the claims against him in the Pinkowitz and Hoyle class action lawsuits.

Waring v. Symbol Technologies, Inc., et al.

     On August 16, 2005, a purported federal class action lawsuit was filed against Symbol and two of our former officers in the United States District Court for the Eastern District of New York by Robert Waring. Since the filing of the Waring action, several additional purported class actions have been filed against us and the same former officers making substantially similar allegations (collectively, the "New Class Actions"). The plaintiffs in the New Class Actions allege that the defendants misrepresented that, in connection with settlements of earlier criminal and civil investigations, we had implemented processes to improve our internal controls when, in fact, our internal controls were insufficient. In addition, the plaintiffs in the New Class Actions allege that as a result of the insufficient internal controls, we violated the Securities Exchange Act of 1934 by issuing statements concerning our prospects, financial results and financial controls that were allegedly false and misleading. The plaintiffs allege that they were damaged by the decline in the price of our stock on August 1, 2005, the date we released our results for the second quarter of 2005. The complaints seek unspecified damages. A lead plaintiff has not been appointed, nor has the time for us and the other defendants to answer, move or otherwise respond been established. We intend to defend the suits vigorously.

Wietschner v. Symbol Technologies, Inc., et. al.

     On September 23, 2005, a shareholder derivative action was filed by Sam Wietschner, purportedly on our behalf, against eleven of our current or former officers or directors. We were also named as a nominal defendant in the action. The lawsuit alleges that, during the period May 2004 through August 2005, the defendants breached their fiduciary duties to us by failing to implement initiatives to improve our internal controls, even though we had previously acknowledged that our internal controls were lacking, had agreed to improve the internal controls in connection with settlements of earlier criminal investigations and civil litigation, and had disclosed to shareholders that improved internal controls had been implemented. According to the complaint, the failure to implement the improved internal controls harmed us by causing us to revise our financial statements for the first three quarters of 2004 and reduce our financial projections for 2005, thereby subjecting us to additional investigations by the SEC and securities class action litigation. The time for us and the individual defendants to answer, move or otherwise respond to the complaint has not yet expired.

Lynch v. Symbol Technologies, Inc., et. al.

     On October 25, 2005, a shareholder derivative action was filed by Brian Lynch, purportedly on our behalf, against eight of our current or former officers or directors. We were also named as a nominal defendant in the action. The lawsuit alleges that, during the period May 2004 through August 2005, the defendants breached their fiduciary duties to us by failing to implement initiatives to improve our internal controls, even though we had previously acknowledged that our internal controls were lacking, had agreed to improve the internal controls in connection with settlements of earlier criminal investigations and civil litigation, and had disclosed to shareholders that improved internal controls had been implemented. According to the complaint, the failure to implement the improved internal controls harmed us by causing us to revise our financial statements for the first three quarters of 2004 and reduce our financial projections for 2005, thereby subjecting us to additional investigations by the SEC and securities class action litigation. Additionally, the complaint alleges that Mr. Nuti, our former Chief Executive Officer, engaged in illegal insider trading in December of 2004 while in possession of material, non-public information. The time for us and the individual defendants to answer, move or otherwise respond to the complaint has not yet expired.

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

     On September 17, 2003, the jury awarded approximately $218,000 in damages against Telxon, of which approximately $6,000 was awarded to Mr. Dupre. The court denied Telxon's motion for judgment in its favor notwithstanding the verdict, for a new trial and for a reduction in the amount of the jury verdicts. On May 6, 2004, the court entered judgment against Telxon for approximately $218,000 in damages, plus statutory interest from the date of the verdicts and granted a motion to add Symbol as a counterclaim defendant with respect to the counterclaims asserted by Mr. Dupre. Prior to these court rulings, SMI withdrew its motion to add Symbol as a counterclaim defendant with respect to the counterclaims asserted by SMI. We and Telxon filed notices of appeal of these rulings and the related verdicts. Symbol and Telxon also deposited approximately $50,000 into an interest-bearing court escrow account to stay execution of the judgment against both Symbol and Telxon pending resolution of the appeal. The parties completed the submission of briefs on this appeal in March 2005. Oral arguments in response to the appellate briefs were heard on June 3, 2005.

     On September 21, 2005, the Ohio Court of Appeals for the Ninth District reversed the judgment of the trial court against Symbol and Telxon. The decision set aside the trial court's previous judgment, rendered on May 6, 2004. The Court of Appeals ruled in favor of Telxon on all five independent grounds for relief asserted by Telxon in the court, ruled in favor of Symbol on two independent grounds for relief asserted by Symbol and concluded that because Telxon was entitled to a directed verdict on all counts, a new trial would not be necessary. The case was remanded for entry of judgment in Telxon's favor. The ruling may be appealed to the Ohio Supreme Court, which is not required to take the case. SMI and Mr. Dupre have filed notices of appeals in the Ohio Supreme Court. Until the conclusion of any appeal to the Ohio Supreme Court, the $50,000 deposited with the clerk of the court by Telxon and Symbol to secure the judgment will remain on deposit. In the event that the judgment entered against Telxon in this matter were to be upheld, our available cash, including cash available under our existing lines of credit, may not be sufficient to pay the judgment and we would need to obtain additional financing to do so. In addition, we currently have not recorded any liability in our consolidated financial statements with respect to the jury verdicts and the judgment entered as we believe that, in accordance with the relevant guidance set forth in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," an unfavorable outcome of this litigation is not probable and the amount of any judgment is not estimable at this time. However, there can be no assurance that we will not be found to be ultimately liable for the full amount of the judgment, plus statutory interest from the date of the verdicts. In the event we are found liable, and the judgment is not paid, we would be in violation of the terms of our credit facility (See Note 8).

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

Metrologic Instruments, Inc. v. Symbol Technologies, Inc.

     On May 25, 2005, we were served with a complaint filed by Metrologic in the United States District Court for the District of New Jersey, seeking a declaratory judgment that Symbol had materially breached the license agreement between us, and for damages for the alleged breach. The complaint asserts that Symbol did not have the right to cease royalty payments on certain devices Metrologic claims are covered by its patents. Symbol disputes that it breached the license agreement and that Metrologic's patents cover Symbol's devices, and has moved for judgment in its favor on the pleadings dismissing the complaint on the same basis as the Court's decision in the previously-described case. On August 19, 2005, Metrologic moved for summary judgment that Symbol had breached the license agreement and that Metrolgoic was entitled to terminate it. Symbol has filed its opposition papers and Metrologic its reply papers. The motion is now under submission. Discovery is underway and we intend to defend the case vigorously on the merits.

Symbol Technologies, Inc. et al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnership

     On July 21, 1999, we and six other members of the Automatic Identification and Data Capture industry ("Auto ID Companies") jointly initiated a lawsuit against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership ("Lemelson Partnership"). The suit was commenced in the United States District Court, District of Nevada in Reno, Nevada, but was subsequently transferred to the federal district court in Las Vegas, Nevada. In the litigation, the Auto ID Companies sought, among other remedies, a declaration that certain patents, which had been asserted by the Lemelson Partnership against end users of bar code equipment, were invalid, unenforceable and not infringed.

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

     On January 23, 2004, the court concluded that Lemelson's patent claims are unenforceable under the equitable doctrine of prosecution laches; that the asserted patent claims as construed by the court are not infringed by us because use of the accused products does not satisfy one or more of the limitations of each and every asserted claim; and that the claims are invalid for lack of enablement even if construed in the manner urged by Lemelson. The court entered its judgment in favor of Symbol and the other Auto ID Companies on January 23, 2004. The Lemelson Partnership filed several post-trial motions all of which were denied by the court. The Lemelson Partnership filed a notice of appeal on June 23, 2004. The court heard oral arguments on the appellate briefs on June 6, 2005. On September 9, 2005, the Appeals Court published its decision affirming the United States District Court of Nevada's favorable decision in our patent lawsuit against the Lemelson Partnership. Previously, the United States District Court of Nevada had ruled in Symbol's favor, concluding that the Lemelson patents, asserted against the use of bar code equipment, are invalid, unenforceable and not infringed. In its decision, the Court held that the Lemelson Partnership's patents at issue in this case are not enforceable, which means they may not be asserted against anyone or any product. On September 23, 2005, the Lemelson Partnership filed a petition to the appeals court for a rehearing. Symbol filed a response to the petition arguing that a rehearing is unnecessary and inappropriate.

Intermec IP Corp. v. Symbol Technologies, Inc. (formerly v. Matrics, Inc.)

     On June 7, 2004, Intermec IP Corp., a subsidiary of Intermec Technologies Corporation ("Intermec"), filed suit against Matrics in the Federal District Court in Delaware asserting infringement of four patents owned by Intermec IP Corp. relating to RFID readers and RFID tags. The complaint against Matrics seeks payment of a "reasonable royalty" as well as an injunction against Matrics from infringing such patents. On September 9, 2004, Symbol consummated the acquisition of Matrics. Matrics was merged into Symbol on October 29, 2004.

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

     Effective as of August 15, 2005, Symbol and Intermec entered into two cross-license agreements. Additionally, effective as of September 1, 2005, Symbol and Intermec entered into a standstill and tolling agreement (the "Standstill Agreement") (see below). As a result of those agreements, a stipulation of dismissal was ordered by the Court on September 26, 2005, dismissing all claims and counterclaims with prejudice and ending the litigation.

Symbol Technologies, Inc. v. Intermec Technologies Corporation

     On March 10, 2005, Symbol filed a patent infringement suit against Intermec in the United States District Court for the District of Delaware, asserting infringement of four Symbol patents relating to wireless technology. On March 23, 2005, Intermec asserted counterclaims against Symbol for alleged infringement of six Intermec patents. The Intermec patents relate to wireless scanners, signature capture technology and bar code readers with multi-tasking operating systems. Symbol responded to Intermec's infringement claims on April 11, 2005 and asserted counterclaims seeking declarations that the Intermec patents were invalid and not infringed. By Order dated July 14, 2005, the United States District Court for the Western District of Wisconsin granted Intermec's motion to transfer to Delaware a patent infringement case Symbol had filed against Intermec in that court. Symbol moved to consolidate the Wisconsin case with this case, which was granted by the Delaware Court without opposition by Intermec.

     Pursuant to the Standstill Agreement referred to above, Symbol and Intermec agreed to a series of "Standstill Periods". During the First Standstill Period, the parties agreed to engage in good faith settlement negotiations to resolve all patent disputes between the companies. The parties agreed to forbear from filing or prosecuting any new claims against each other and to ask the Court to stay litigation activity for 90 days. The First Standstill Period expires on November 30, 2005. A Second Standstill Period extends from December 1, 2005 through February 28, 2006. Should the parties not settle during the First Standstill Period, the pending litigations may resume during the Second Standstill Period. In addition, Intermec would be free during the Second Standstill Period to assert the International Trade Commission ("ITC") patents or other patents in a court proceeding in Delaware, but not at the ITC. Should no settlement be reached during the Second Standstill Period, a Third Standstill Period would commence on March 1, 2006. Any and all claims could be asserted by either party during the Third Standstill Period except the parties agree not to seek any type of expedited relief during the Third Standstill Period. The Standstill Agreement expires by its terms on September 1, 2007, unless otherwise extended by the parties.

     Pursuant to the Standstill Agreement, the parties jointly asked the Delaware Court to extend the schedule in this case as well as in the case that was transferred from Wisconsin. On September 20, 2005, the Court entered a new scheduling order in the consolidated cases, scheduling a claim construction hearing to be held on June 29, 2007 and a four-week jury trial commencing on September 17, 2007. Discovery has been stayed pursuant to the Standstill Agreement. If the matter is not resolved, the litigation may resume on December 1, 2005. In such an event, we intend to defend the claims asserted by Intermec vigorously on the merits.

Symbol Technologies, Inc. v. Intermec Technologies Corporation

     On March 10, 2005, Symbol commenced an action against Intermec in the United States District Court for the District of Delaware seeking a declaratory judgment that Symbol had the legal right to terminate an OEM Supply Agreement between the parties (the "Agreement"), and that Symbol had not breached the Agreement by so doing. Symbol had given Intermec notice on March 9, 2005 that it would terminate the Agreement in accordance with its terms, such termination to be effective April 9, 2005. On March 23, 2005, Intermec asserted counterclaims against Symbol for a declaratory judgment that Symbol did not have the right to terminate the Agreement, and for alleged breach of the Agreement by Symbol. Intermec seeks unspecified damages for alleged breach of the Agreement. On May 17, 2005, Symbol moved for judgment on the pleadings, seeking the relief sought by Symbol in the complaint and dismissal of Intermec's counterclaims. On July 26, 2005, the court denied the motion and set a trial date of March 20, 2006. Pursuant to the Standstill Agreement described above, Symbol and Intermec filed a stipulated motion for extension of time on September 9. 2005 which was granted by the court. The new schedule calls for a two-day jury trial in June 2006. We intend to defend the case vigorously on the merits.

In the Matter of Certain Hand-Held Mobile Computing Devices, Components Thereof and Cradles Therefor, Inv. No. 337-TA-2434

     On June 30, 2005, Intermec filed a complaint in the ITC alleging that certain Symbol hand-held computers infringe three Intermec patents, and requested that the ITC commence an investigation against Symbol with respect to Intermec's infringement allegations. On July 28, 2005, the ITC decided to initiate the investigation sought by Intermec. Pursuant to the Standstill Agreement, Intermec agreed to ask the ITC to dismiss and close the investigation, without prejudice to Intermec's right to assert the ITC patents against Symbol in Federal Court in Delaware, should a global settlement between Symbol and Intermec not be reached. On September 26, 2005, in response to a joint motion by Symbol and Intermec to which the ITC staff did not object, the Administrative Law Judge issued an order terminating the investigation in its entirety. On October 12, 2005, the ITC issued a Notice of Decision Not to Review the Order terminating the investigation.

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

     Symbol denies BSI's allegations and claims that it properly terminated any agreements between BSI and Symbol. Additionally, Symbol filed a counterclaim against BSI alleging trademark infringement, depreciation of the value of the goodwill attached to Symbol's trademark and damages in the sum of Canadian $1,300, representing the unpaid balance of products sold by Symbol to BSI. Discovery in the matter is ongoing. A trial to resolve liability issues is scheduled for June 2006.

     On October 30, 2003, BSI filed an Application For Leave with the Canadian Competition Tribunal ("Tribunal"). BSI sought an Order from the Tribunal that would require us to accept BSI as a customer on the "usual trade terms" as they existed prior to the termination of their agreement in April 2003. The Tribunal granted leave for BSI to proceed with its claim against us on January 15, 2004. We filed an appeal of the Tribunal's decision before the Federal Court of Appeals on January 26, 2004, and a brief in support of the appeal on April 22, 2004. On October 7, 2004, the Federal Court of Appeals dismissed Symbol's appeal, allowing BSI to make its application before the Tribunal against Symbol. Symbol moved for summary disposition of its application to rescind the Tribunal's original order granting BSI leave, arguing changed circumstances. Symbol's motion was granted on October 14, 2005. BSI has thirty (30) days from the date of the order to file an appeal of the Tribunal's decision.

     On November 17, 2003, BSI filed an additional lawsuit in British Columbia, Canada against us and a number of our distributors alleging that we refused to sell products to BSI, conspired with the other defendants to do the same and used confidential information to interfere with BSI's business. We intend to defend the case vigorously on the merits.

Bruck Technologies Handels GmbH European Commission Complaint

     In February 2004, we became aware of a notice from the European Competition Commission ("EC") of a complaint lodged with it by Bruck Technologies Handels GmbH ("Bruck") that certain provisions of the Symbol PartnerSelect(TM) program violate Article 81 of the EC Treaty. Bruck has asked the EC to impose unspecified sanctions. We have provided all information requested by the EC and will respond to any additional inquiries. No action has been taken and the matter is pending. We intend to defend the case vigorously on the merits.

     e. Employment contracts

     On August 1, 2005, we announced that our President, Chief Executive Officer and director, William R. Nuti, resigned from the Company and the Company's board of directors, effective as of August 1, 2005. On July 28, 2005, the Company entered into a Separation and Release Agreement (the "Separation Agreement") with Mr. Nuti in connection with his resignation as the Company's President and Chief Executive Officer and as a member of the board of directors of the Company, effective as of August 1, 2005. Pursuant to the Separation Agreement, Mr. Nuti agreed to release all claims against the Company in exchange for the waiver by the Company of the sixty (60) day notice requirement of Mr. Nuti's employment agreement with the Company, dated as of March 31, 2004 and the consent by the Company to Mr. Nuti's employment by NCR Corporation, as required under the Employment Agreement.

11. INCOME TAXES

     The Company's effective tax rate was 3.6 percent and (38.1) percent for the three and nine months ended September 30, 2005, respectively. The three month rate differs from the statutory rate of 35 percent primarily due to benefits from research credits. The nine month rate also reflects benefits from research credits as well as benefits attributable to nonrecurring refunds and settlements relating to foreign and domestic tax issues, the receipt of favorable rulings from tax authorities, and benefits from the repatriation of foreign earnings; offset by charges related to changes in U.S. state income tax laws. Excluding the nonrecurring tax items, the effective tax rate would have been (1.1) percent for the nine months ended September 30, 2005.

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

     On October 22, 2004 the President signed the American Jobs Creation Act of 2004 ("AJCA"). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Based on analysis performed during the second quarter, the Company expects to repatriate approximately $40,000, approximately $10,000 of which will qualify for the temporary repatriation incentive provided by the AJCA discussed above. The repatriation plan is expected to be completed during the fourth quarter of 2005. As a result of the decision to repatriate these earnings, which were previously classified as indefinitely reinvested, the company recorded a benefit in the second quarter of $1,929, which consists of a benefit of $2,757 from foreign tax credits forecasted to be realized in excess of the US statutory rate and $828 of costs related to the repatriated earnings that will be subject to the temporary repatriation incentive.

12. EXECUTIVE RETIREMENT PLANS

     Effective January 1, 2005, Symbol changed certain aspects of its Executive Retirement Plan (the "Plan"). The Plan change eliminated the participation of certain highly compensated current associates who were formerly in the Plan. Simultaneously, the Company commenced implementation of a non-qualified deferred compensation plan for its eligible associates (see below). These changes resulted in a Plan curtailment, and accordingly, Symbol recognized in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 a settlement benefit of $2,386 and an additional expense associated with prior service of $1,397. Our obligations under the Plan are not funded. The components of the net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                              ------------------   -----------------
                                                  2005   2004         2005    2004
                                                  ----   ----        -----   ------
Components of net periodic benefit cost:
Service cost...............................       $ --   $370        $  --   $1,110
Interest cost..............................        258    322          774      966
Amortization of prior service cost.........         --     66           --      198
Curtailment, net...........................         --     --         (989)      --
                                                  ----   ----        -----   ------
Net periodic benefit cost..................       $258   $758        $(215)  $2,274
                                                  ====   ====        =====   ======

     We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute approximately $461 to the Plan to cover expected benefit payments due to certain participants during 2005. As of September 30, 2005, $346 has been paid and we anticipate contributing an additional $115 before the end of 2005 to cover the expected benefit payments for the Plan in 2005, bringing the total to $461.

Deferred Compensation Plan

     Effective January 1, 2005, Symbol commenced implementation of a non-qualified deferred compensation plan, in which certain highly compensated executives are eligible to participate. Selected executives, including but not limited to those former participants in the Plan, will be eligible to receive annual Company contributions made as deposits into accounts for their benefit. The amount of the contribution will be based on the Company's performance for the preceding fiscal year and may range from a minimum of 6 percent to a maximum of 12 percent of the participant's aggregate cash compensation for the immediately preceding fiscal year. Such contributions will be deemed to be 50 percent in cash and 50 percent in common stock and will vest in accordance with the vesting schedule applicable to the deferred compensation plan. As of September 30, 2005, $263 has been accrued for this benefit and we anticipate accruing an additional $88 before the end of 2005 to cover the expected charge relating to the deferred compensation plan in 2005, bringing the total to $351. In the quarterly period ended September 30, 2005, the Company established a Rabbi Trust to hold all contributions and earnings resulting from the Company's deferred compensation plan.

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

     We operate in three main geographic regions: The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Revenues are allocated to each region based upon the location of the use of the products and services. Non-U.S. revenue for the three and nine months ended September 30, 2005 were $186,406 and $537,803, respectively. Non-U.S. revenue for the three and nine months ended September 30, 2004 were $177,011 and $525,842, respectively.

     Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally goodwill, intangible assets and temporary investments.

     Summarized financial information concerning our reportable segments and geographic regions is shown in the following table:

                                                                       FOR THE THREE MONTHS ENDED
                                                    ---------------------------------------------------------------
                                                          SEPTEMBER 30, 2005               SEPTEMBER 30, 2004
                                                    ------------------------------   ------------------------------
                                                    PRODUCTS   SERVICES     TOTAL    PRODUCTS   SERVICES     TOTAL
                                                    --------   --------   --------   --------   --------   --------
REVENUES:
The Americas ....................................   $234,743    $46,544   $281,287   $225,798    $49,979   $275,777
EMEA ............................................    104,913     20,174    125,087    101,220     22,278    123,498
Asia Pacific ....................................     31,730      3,369     35,099     26,869      3,008     29,877
                                                    --------    -------   --------   --------    -------   --------
Total net sales .................................   $371,386    $70,087   $441,473   $353,887    $75,265   $429,152
                                                    ========    =======   ========   ========    =======   ========
STANDARD GROSS PROFIT:
The Americas ....................................   $120,834    $14,652   $135,486   $119,939    $17,745   $137,684
EMEA ............................................     62,626      5,963     68,589     56,921      7,530     64,451
Asia Pacific ....................................     16,559      1,415     17,974     16,317      1,129     17,446
                                                    --------    -------   --------   --------    -------   --------
Total gross profit at standard ..................    200,019     22,030    222,049    193,177     26,404    219,581

Manufacturing variances & other related costs ...     20,658         --     20,658     16,565         --     16,565
Restructuring charges ...........................         --        415        415         --      2,303      2,303
Asset impairments ...............................      1,870         --      1,870         --         --         --
                                                    --------    -------   --------   --------    -------   --------
Total gross profit ..............................   $177,491    $21,615   $199,106   $176,612    $24,101   $200,713
                                                    ========    =======   ========   ========    =======   ========

                                                                           FOR THE NINE MONTHS ENDED
                                                    -----------------------------------------------------------------------
                                                            SEPTEMBER 30, 2005                   SEPTEMBER 30, 2004
                                                    ----------------------------------   ----------------------------------
                                                     PRODUCTS    SERVICES      TOTAL      PRODUCTS    SERVICES      TOTAL
                                                    ----------   --------   ----------   ----------   --------   ----------
REVENUES:
The Americas ....................................   $  728,329   $141,610   $  869,939   $  675,420   $145,512   $  820,932
EMEA ............................................      297,354     64,158      361,512      291,313     68,558      359,871
Asia Pacific ....................................       85,598      9,671       95,269       91,995      8,790      100,785
                                                    ----------   --------   ----------   ----------   --------   ----------

Total net sales .................................   $1,111,281   $215,439   $1,326,720   $1,058,728   $222,860   $1,281,588
                                                    ==========   ========   ==========   ==========   ========   ==========
STANDARD GROSS PROFIT:
The Americas ....................................   $  378,631   $ 39,945   $  418,576   $  372,703   $ 41,103   $  413,806
EMEA ............................................      181,034     18,068      199,102      168,296     23,558      191,854
Asia Pacific ....................................       45,138      3,442       48,580       53,698      3,378       57,076
                                                    ----------   --------   ----------   ----------   --------   ----------
Total gross profit at standard ..................      604,803     61,455      666,258      594,697     68,039      662,736

Manufacturing variances & other related costs ...       75,866         --       75,866       66,214        335       66,549
Restructuring charges ...........................        2,053      8,009       10,062       (2,860)     7,768        4,908
Asset impairments ...............................        2,116      5,909        8,025           --         --           --
                                                    ----------   --------   ----------   ----------   --------   ----------
Total gross profit ..............................   $  524,768   $ 47,537   $  572,305   $  531,343   $ 59,936   $  591,279
                                                    ==========   ========   ==========   ==========   ========   ==========

                                                                              AS OF           AS OF
                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                               2005           2004
                                                                          -------------   ------------
IDENTIFIABLE ASSETS:
The Americas ..........................................................     $  878,176     $  961,809
EMEA ..................................................................        260,904        326,598
Asia Pacific ..........................................................         57,785         52,532
Corporate (principally goodwill, intangible assets and investments) ...        609,044        639,930
                                                                            ----------     ----------
   Total ..............................................................     $1,805,909     $1,980,869
                                                                            ==========     ==========

Below is a summary of product revenues by product division for the three and nine months ended September 30, 2005 and 2004:

                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                 SEPTEMBER 30,            SEPTEMBER 30,
                              -------------------   -----------------------
                                2005       2004        2005         2004
                              --------   --------   ----------   ----------
PRODUCT DIVISION:
Mobile Computing ..........   $241,707   $212,077   $  722,288   $  635,579
Advanced Data Capture .....     94,414    101,245      286,784      310,802
Wireless Infrastructure ...     31,722     43,790       99,289      120,660
RFID ......................     14,559      1,756       31,318        1,756
Other, net ................    (11,016)    (4,981)     (28,398)     (10,069)
                              --------   --------   ----------   ----------
Total .....................   $371,386   $353,887   $1,111,281   $1,058,728
                              ========   ========   ==========   ==========

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

OVERVIEW

     We are a recognized worldwide leader in enterprise mobility, delivering products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, mobile computing platforms, wireless communications infrastructure, mobility software and services programs under the Symbol Enterprise Mobility Services brand. Our goal is to be one of the world's preeminent suppliers of mission-critical mobile computing solutions to both business and industrial users. For the three and nine months ended September 30, 2005, we generated $441,473 and $1,326,720 of revenue, respectively.

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

     We are focused on delivering to our customers our enterprise mobility products, solutions and services, which are designed to increase cost-effectiveness, enhance efficiency and promote faster execution of critical business processes. We have been focused on the following objectives:

     - Expanding our position in enterprise mobility products and solutions. We believe our ability to deliver innovative, end-to-end enterprise mobility systems gives us a competitive advantage. Accordingly, we plan to continue to invest in product developments. In September 2004, we made a significant strategic acquisition of Matrics, and during 2004 and 2005, we entered into strategic relationships to expand our capabilities in enterprise mobility solutions with such companies as Cingular, Nextel, Zebra Technologies and IBM.

     - Continuing to improve and streamline our operations. Over the past two years, we have restructured and reorganized our major business functions to improve and streamline our business processes. As part of our restructurings, we have combined our product marketing, research and development and product engineering teams into a single Global Products Group, moving from a product focus to a customer and market-centric focus and have embarked on a program to enhance our core product lines, which is substantially complete. In addition, we have taken significant steps to improve our manufacturing efficiencies by moving the majority of our manufacturing to lower cost, company-owned and contract production facilities outside the United States. In June 2005, we announced a series of restructuring initiatives to reduce costs and drive profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. The Company anticipates the total restructuring plan will cost approximately $75,000 to $95,000 and will generate approximately $30,000 of cost savings per quarter. We plan to continue to work to improve and streamline our business processes.

     - Building upon our strong foundation of intellectual property. We have and intend to continue to invest in research and development to enable us to continue to offer high quality, differentiated and cost-effective products to our customers. We have expended approximately $25,100 and $95,200 for research and development during the three and nine months ended September 30, 2005.

     - Rationalizing product lines and pursuing platform-based products. We believe that pursuing high value-added, platform-based products allows us to increase our sales and margins. For example, on March 31, 2003, we offered 17.0 active product configurations, which we reduced to 3.9 as of September 30, 2005. We believe this trend will continue as we further rationalize our product lines and pursue platform based products. This we believe sets the foundation of our segmented, or "bracketed" product strategy. This strategy is designed to address all market segments available to us. Our goal is to fill out each product line with a high-end model, a mid-range device and an entry-level unit to appeal to the lower end of the market. This we believe gives both legacy and new customers product choice along a price-feature-performance continuum.

     Management continuously evaluates its financial condition and operational performance by monitoring key performance measures such as revenue growth, gross profit and gross profit percentage, operating income and margin, cash flow from operations, days sales outstanding and inventory turns.

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

     We also believe that we need to build a strong partner ecosystem, which is a key aspect in our ability to scale our business and important in our efforts to penetrate new markets as well as boost our presence in our existing vertical markets. To that extent, in 2002 we began migrating to a channel-centric business model and introduced our PartnerSelect(TM) Program. Our goal is to have more than 80 percent of our products shipped through our indirect channels, such as our VARs, distributors and OEMs.

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

OVERVIEW OF PERFORMANCE

     Our total revenue for the three months ended September 30, 2005 increased
2.9 percent to $441,473 compared to the comparable prior year period of $429,152. Our total revenue for the nine months ended September 30, 2005 increased 3.5 percent to $1,326,720 compared to the comparable prior year period of $1,281,588. The increase in revenue is primarily attributable to increases in our mobile computing and RFID divisions, partially offset by decreases in our advanced data capture, wireless infrastructure and customer service revenue as well as increased expense associated with rebates.

     During the quarter ended September 30, 2005, Symbol converted certain of our resellers from billed and collected to the accrual basis of accounting following a review of customer accounts and in accordance with standard accounting practices. The impact for the quarter ended September 30, 2005 was an approximate $9,300 increase to revenue and an approximate $5,000 increase to gross profit.

     Our gross profit as a percentage of total revenue was 45.1 percent and 43.1 percent for the three and nine months ended September 30, 2005, a decrease from
46.8 percent and 46.1 percent for the three and nine months ended September 30, 2004. Gross margins were adversely impacted by the an increase in promotions and unfavorable product mix for the three and nine months ended September 30, 2005 as compared to the comparable prior year period. Gross margins for the nine months ended September 30, 2005, as compared to the comparable prior year period, were adversely impacted by the corporate restructuring (see below).

     Our operating expenses were $169,663 for the three months ended September 30, 2005, a decrease of 1.4 percent from the total operating expenses in the comparable prior year period of $172,054. The decrease in operating expenses primarily relates to decreased engineering expenses in 2005 as well as the prior year balance including charges resulting from the acquisition of Matrics, Inc., partially offset by increased spending in selling, general and administrative expenses in 2005 and the benefit in 2004 relating to the recoveries of legal settlements, exceeding that in 2005.

     Our operating expenses were $546,567 for the nine months ended September 30, 2005, an increase of 11.7 percent from the total operating expenses in the comparable prior year period of $489,499. The increase in operating expenses primarily relates to the 2005 corporate restructuring, increased spending in selling, general and administrative expenses in 2005 and an increased benefit in 2004 relating to the recovering of legal settlements, partially offset by the charges resulting from the Matrics, Inc. acquisition and decreased spending in engineering expenses in 2005. Announced in June 2005, the corporate restructuring includes a series of initiatives to reduce costs and drive profitability. The Company expects the June 2005 plan of restructuring to generate approximately $30,000 of cost savings per quarter, the majority of which would benefit operating expenses. We plan to continue to work to effectively manage our operating expenses.

     Our operating margins for the three months ended September 30, 2005 were
6.7 percent, which were consistent with operating margins in the comparable prior year period. Although operating expenses decreased in 2005, this decrease in expenses was offset by a relatively consistent decrease in gross profit in 2005, resulting in flat operating margin when compared to the comparable prior year period. Our operating margins for the nine months ended September 30, 2005 were 1.9 percent, a decrease from 7.9 percent in the comparable prior year period. This decrease in operating margins for the nine months ended September 30, 2005 primarily relates to decreased gross profit in 2005 as well as the factors described in the preceding paragraphs.

     Our cash balances decreased $61,802 to $155,839 as of September 30, 2005, compared to $217,641 as of December 31, 2004, primarily due to paying down $75,000 on our revolving credit facility and capital expenditures, partially offset by cash generated from operations .

     At September 30, 2005, receivables were $190,730, an increase of $26,572 from $164,158 as of December 31, 2004. Our days sales outstanding at September 30, 2005 were 39 days as compared to 33 days at December 31, 2004.

     Our inventory turns increased to 5.8 for the three months ended September 30, 2005 from 4.1 for the three months ended September 30, 2004 primarily due to improved efficiencies within operations as well as the 2005 ratio including the conversion of certain of our customers from billed and collected to the accrual basis of accounting.

     Our gross product bookings were approximately $357,500 and $363,500 for the three months ended September 30, 2005 and 2004, a decrease of approximately 1.7 percent, primarily due to decreased bookings in our advanced data capture and wireless infrastructure product divisions, partially offset by an increase in our RFID product division. Our gross product bookings were approximately $1,124,000 and $1,077,000 for the nine months ended September 30, 2005 and 2004, an increase of approximately 4.4 percent, primarily due to increased bookings in our mobile computing and RFID product divisions, partially offset by decreases in our advanced data capture and wireless product divisions.

     The ratio of our product bookings to product revenue was slightly below 1.0 for the three months ended September 30, 2005 and slightly above 1.0 for the nine months ended September 30, 2005. Our product backlog, comprised of shippable product and past shipments in which revenue recognition criteria have not been met, which is another measure we monitor, decreased slightly as of September 30, 2005 to approximately $317,300 as compared to product backlog as of September 30, 2004 of approximately $320,000. Essentially all of the reported shippable backlog is expected to be shipped to the customer in six months.

     Current results of customer satisfaction surveys from our services business have demonstrated improvement towards our goal of a consistent rating greater than 4.0. Our most current results were a score of 4.10 and 3.27, relating to satisfaction with our technical assistance and depot service delivery, respectively.

     While our service attach rates have been improving in our sales in the Americas, overall we believe we can achieve better attach rates and are making changes in our business process and restructuring certain of our service activities to help improve these attach rates in the future.

     In June 2005, we announced a series of initiatives to reduce costs and improve profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. As part of the restructuring plan, we will be reducing our current worldwide workforce by approximately 600 positions, or approximately 10% of the Company's workforce, by the middle of 2006. Other elements of the restructuring plan include the elimination and consolidation of certain facilities on a global basis, abandonment of certain product lines, writing off certain assets and investments and terminating certain financial arrangements. The Company anticipates the total cost of these activities to be approximately $75,000 to $95,000.

     In the three months ended September 30, 2005, $3,443 of restructuring charges, $3,777 of asset impairment charges and $10,619 of expenses associated with the termination of the SAILS transaction have been recorded, of which $2,285, $4,935 and $10,619 were recorded as a component of cost of revenue, operating expenses and other (expense) income, respectively. In the three months ended September 30, 2005, we recorded a restructuring charge relating to workforce reduction of $3,041, representing 60 employees, and expect to incur an additional charge of approximately $3,000 to $5,000 by the first quarter of 2006. In the three months ended September 30, 2005, we recorded a charge of $294 related to lease obligation termination costs and expect to incur an additional charge of approximately $5,000 to $10,000 by the first quarter of 2006 relating to exited facilities. Additionally, we expensed $10,619 relating to the settlement of the SAILS transaction in July 2005. We expect to incur an additional charge of approximately $3,000 to $5,000 in contract termination costs and other restructuring charges by the first quarter of 2006. Additionally, we expect to incur an additional $3,000 to $5,000 of asset impairments by the first quarter of 2006.

     In the nine months ended September 30, 2005, $34,666 of restructuring charges, $15,365 of asset impairment charges and $10,619 of expenses associated with the termination of the SAILS transaction have been recorded, of which $16,973, $33,058 and $10,619 were recorded as a component of cost of revenue, operating expenses and other (expense) income, respectively. In the nine months ended September 30, 2005, we recorded a restructuring charge relating to workforce reduction of $21,788, representing 460 employees. In the nine months ended September 30, 2005, we recorded a charge of $10,495 related to lease obligation termination costs and leasehold improvement impairments relating to exited facilities. We expensed $13,002 due to contract termination costs and the settlement of the SAILS transaction in the nine months ended September 30, 2005.

RESULTS OF OPERATIONS

     The following table summarizes our revenue by geographic region and then by reportable segment and geographic region for which we use to manage our business:

                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30         FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                 --------------------------------------------  ------------------------------------------------
                                                     VARIANCE IN  VARIANCE IN                          VARIANCE IN  VARIANCE IN
                                   2005      2004        $'S        PERCENT       2005        2004         $'S        PERCENT
                                 --------  --------  -----------  -----------  ----------  ----------  -----------  -----------
Total Revenue
   The Americas ...............  $281,287  $275,777    $ 5,510        2.0%     $  869,939  $  820,932    $49,007        6.0%
   EMEA .......................   125,087   123,498      1,589        1.3         361,512     359,871      1,641        0.5
   Asia Pacific ...............    35,099    29,877      5,222       17.5          95,269     100,785     (5,516)      (5.5)
                                 --------  --------    -------       ----      ----------  ----------    -------       ----
      Total Revenue ...........   441,473   429,152     12,321        2.9       1,326,720   1,281,588     45,132        3.5
                                 ========  ========    =======       ====      ==========  ==========    =======       ====

Product Revenue
   The Americas ...............   234,743   225,798      8,945        4.0         728,329     675,420     52,909        7.8
   EMEA .......................   104,913   101,220      3,693        3.6         297,354     291,313      6,041        2.1
   Asia Pacific ...............    31,730    26,869      4,861       18.1          85,598      91,995     (6,397)      (7.0)
                                 --------  --------    -------       ----      ----------  ----------    -------       ----
      Total Product Revenue ...   371,386   353,887     17,499        4.9       1,111,281   1,058,728     52,553        5.0
                                 ========  ========    =======       ====      ==========  ==========    =======       ====
Service Revenue
   The Americas ...............    46,544    49,979     (3,435)      (6.9)        141,610     145,512     (3,902)      (2.7)
   EMEA .......................    20,174    22,278     (2,104)      (9.4)         64,158      68,558     (4,400)      (6.4)
   Asia Pacific ...............     3,369     3,008        361       12.0           9,671       8,790        881       10.0
                                 --------  --------    -------       ----      ----------  ----------    -------       ----
      Total Service Revenue ...  $ 70,087  $ 75,265    $(5,178)      (6.9%)    $  215,439  $  222,860    $(7,421)      (3.3)%
                                 ========  ========    =======       ====      ==========  ==========    =======       ====

     The following table summarizes our product revenue by product division:

                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30         FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                 --------------------------------------------  ------------------------------------------------
                                                     VARIANCE IN  VARIANCE IN                          VARIANCE IN  VARIANCE IN
                                   2005      2004        $'S        PERCENT       2005        2004         $'S        PERCENT
                                 --------  --------  -----------  -----------  ----------  ----------  -----------  -----------
Product Division
Mobile Computing ..............  $241,707  $212,077   $ 29,630        14.0%    $  722,288  $  635,579   $ 86,709        13.6%
Advanced Data Capture .........    94,414   101,245     (6,831)       (6.7)       286,784     310,802    (24,018)       (7.7)
Wireless Infrastructure .......    31,722    43,790    (12,068)      (27.6)        99,289     120,660    (21,371)      (17.7)
RFID ..........................    14,559     1,756     12,803       729.1         31,318       1,756     29,562      1683.5
Other, net ....................   (11,016)   (4,981)    (6,035)     (121.1)       (28,398)    (10,069)   (18,329)     (182.0)
                                 --------  --------   --------      ------     ----------  ----------   --------      ------
   Total ......................  $371,386  $353,887   $ 17,499         4.9%    $1,111,281  $1,058,728   $ 52,553         5.0%
                                 ========  ========   ========      ======     ==========  ==========   ========      ======

Other, net represents royalty revenues and rebates which the Company does not assign to a product division.

     Product revenue for the three months ended September 30, 2005 was $371,386 an increase of $17,499 or 4.9 percent from the comparable prior year period. Included in revenue for the three months ended September 30, 2005 and 2004 was $14,559 and $1,756, respectively, of RFID revenue as a result of the Matrics acquisition, which was consummated in September 2004. The Company continues to experience growth in sales of its mobile computing product offerings, our largest product line, which experienced growth of $29,630 or 14.0 percent from the comparable prior year period. The increase in mobile computing is primarily due to the growth from our handheld key terminals, mobile tablets and enterprise digital assistant mobile computing devices. Offsetting these increases was a decline of $6,831 or 6.7 percent in our advanced data capture division from the comparable prior year period which was mainly attributed to certain scanners that are at the end of their product life cycle which will begin to be refreshed in the beginning of 2006 as well as a decrease in our scan engine product offerings. In addition, wireless infrastructure experienced a decline of $12,068 or 27.6 percent from the comparable prior year period which was primarily the result of a large installation of wireless switches at a national retailer during the three months ended September 30, 2004. Additionally, other, net increased by $6,035 for the three months ended September 30, 2005 from the comparable prior year period, primarily due to incremental rebates to our distribution partners.

     During the quarter ended September 30, 2005, Symbol also converted certain of our resellers from billed and collected to the accrual basis of accounting following a review of customer accounts and in accordance with standard accounting practices. The impact for the quarter ended September 30, 2005 was an approximate $9,300 increase to revenue and an approximate $5,000 increase to gross profit.

     Product revenue for the nine months ended September 30, 2005 was $1,111,281 an increase of $52,553 or 5.0 percent from the comparable prior year period. Included in revenue for the nine months ended September 30, 2005 and 2004 was $31,318 and $1,756, respectively, of RFID revenue as a result of the Matrics acquisition, which was consummated in September 2004. In addition, in the three months ended March 31, 2005, the Company transferred inventory held at its own facility with a sales value of $27,100 to a customer owned facility and believes the incremental increase in product revenue due to the transfer of this inventory to be approximately $13,000, as well as the accrual basis adjustment referred to in the prior paragraph. The Company continues to experience growth in sales of its mobile computing product offerings, our largest product line, which experienced growth of $86,709 or 13.6 percent from the comparable prior year period. The increase in mobile computing is primarily due to the growth from our MC9000 gun, handheld key terminals, mobile tablets and enterprise digital assistant mobile computing devices. Offsetting these increases was a decline of $24,018 or 7.7 percent in our advanced data capture division from the comparable prior year period which was primarily attributed to a large rollout of wireless point of sale scanners during the nine months ended September 30, 2004; the nine months ended September 30, 2005 including certain scanners that are at the end of their product life cycle which will begin to be refreshed in the beginning of 2006 and a decrease in our scan engine product. In addition, wireless infrastructure experienced a decline of $21,371 or 17.7 percent from the comparable prior year period which was primarily the result of large installations of wireless access points to several customers during the nine months ended September 30, 2004. Additionally, other, net increased by $18,329 for the nine months ended September 30, 2005 from the comparable prior year period, primarily due to incremental rebates to our distribution partners.

     Services revenues for the three and nine months ended September 30, 2005 were $70,087 and $215,439 a decrease of 6.9 percent and 3.3 percent respectively from comparable prior year periods. The decrease for the three months ended September 30, 2005, as compared to the prior year, was mainly attributed to our continued drive to utilize third party service providers for the lower margin professional service providers. The decrease for the nine months ended September 30, 2005, as compared to the prior year, is mainly attributed to our continued drive to utilize third party service providers for the lower margin professional service activities and our continued concentration of product sales with established customers causing displacement of legacy products.

     Geographically, the Americas revenue increased 2.0 percent and 6.0 percent for the three and nine months ended September 30, 2005 from the comparable prior year periods due to increases in our mobile computing and RFID product offerings, partially offset by decreases in our advanced data capture and wireless infrastructure product offerings, decreased customer service revenue as well as an increase in other, net. Europe, Middle East and Africa ("EMEA") revenue increased 1.3 percent and 0.5 percent, respectively, for the three and nine months ended September 30, 2005, from the comparable periods in 2004. The increase for the three months ended September 30, 2005 from the comparable prior year period was attributed to increases in our mobile computing, advanced data capture and RFID product offerings, partially offset by decreases in our wireless infrastructure product offerings, decreased customer service revenue as well as an increase in other, net. The increase for the nine months ended September 30, 2005 from the comparable prior year period was attributed to increases in our mobile computing and RFID product offerings, partially offset by decreases in our advanced data capture and wireless infrastructure product offerings, decreased customer service revenue as well as an increase in other, net. Asia Pacific revenue increased 17.5 percent and decreased 5.5 percent for the three and nine months ended September 30, 2005, respectively, compared to the comparable prior year periods. The increase for the three months ended September 30, 2005 was primarily attributed to increases in all of our product offerings and increased customer service revenue, partially offset by an increase in other, net. The decrease for the nine months ended September 30, 2005 was primarily attributed to increases in our RFID product offering and increased customer service revenue, partially offset by decreases in our mobile computing, advanced data capture and wireless infrastructure product offerings as well as an increase in other, net. The Americas, EMEA and Asia Pacific represent approximately 63.7, 28.3 and 8.0 percent of revenue, respectively, for the three months ended September 30, 2005 as compared to 64.3, 28.8 and 6.9 percent from the comparable prior year period. The Americas, EMEA and Asia Pacific represent approximately 65.6, 27.2 and 7.2 percent of revenue, respectively, for the nine months ended September 30, 2005 as compared to 64.1,
28.1 and 7.8 percent from the comparable prior year period.

     Product gross profit for the three months ended September 30, 2005 was $177,491 which was flat with the comparable prior year period. Product gross profit was negatively impacted by the corporate restructuring, which resulted in an increased charge of $1,870 for the three months ended September 30, 2005 as compared to the comparable prior year period. Product gross profit for the nine months ended September 30, 2005 was $524,768, a decrease of $6,575 or 1.2 percent from the comparable prior year period. Product gross profit was negatively impacted by the corporate restructuring, which resulted in an increased charge of $7,029 for the nine months ended September 30, 2005 as compared to the comparable prior year period.

     Service gross profit for the three and nine months ended September 30, 2005 was $21,615 and $47,537, respectively, a decrease of $2,486 or 10.3 percent and a decrease of $12,399 or 20.7 percent from the comparable prior year periods. The decrease in service gross profit for the three months ended September 30, 2005 was mainly attributed to a decrease in revenue which accounted for approximately $1,700 as well as a decrease in gross profit percent of 1.2 percent or $800 which was partially offset by the decrease of $1,888 of restructuring charges from the comparable prior year period. The decrease in service gross profit for the nine months ended September 30, 2005 was attributed to a net decrease in gross profit percentage of 4.8 percent or approximately $10,300 which included an increase in restructuring charges of approximately $6,150 from the prior year comparable period as well as a decrease in revenue which approximately had a negative $2,000 impact on margins.

OPERATING EXPENSES

     Total operating expenses of $169,663 decreased 1.4 percent for the three months ended September 30, 2005 from $172,054 for the comparable prior year period. Total operating expenses of $546,567 increased 11.7 percent for the nine months ended September 30, 2005 from $489,499 for the comparable prior year period.

     Operating expenses consist of the following for the three and nine months ended:

                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------------------  ------------------------------------------------
                                                     VARIANCE IN  VARIANCE IN                          VARIANCE IN  VARIANCE IN
                                   2005      2004        $'S        PERCENT       2005        2004         $'S        PERCENT
                                 --------  --------  -----------  -----------  ----------  ----------  -----------  -----------

Engineering ...................  $ 38,768  $ 42,595   $ (3,827)       (9.0)%    $120,693    $126,354    $ (5,661)       (4.5)%
Selling, general and
   administrative .............   131,452   125,102      6,350         5.1       405,975     367,279      38,696        10.5
Restructuring charges .........     3,028     3,957       (929)      (23.5)       25,137       4,466      20,671     4,628.5
Asset impairments .............     1,907        --      1,907       100.0         7,340          --       7,340       100.0
Write-off of acquired in
   process research and
   development ................        --    12,800    (12,800)     (100.0)           --      12,800     (12,800)     (100.0)
Recovery of legal
   settlements ................    (5,492)  (12,400)     6,908        55.7       (12,578)    (21,400)      8,822        41.2
                                 --------  --------   --------      ------      --------    --------    --------     -------
                                 $169,663  $172,054   $ (2,391)       (1.4)%    $546,567    $489,499    $ 57,068        11.7%
                                 ========  ========   ========      ======      ========    ========    ========     =======

     Engineering expenses decreased $3,827 or 9.0 percent for the three months ended September 30, 2005 and 2004, respectively, while engineering expenses decreased $5,661 or 4.5% for the nine months ended September 30, 2005 and 2004, respectively. The reduction in engineering expenses for the three and nine months ended September 30, 2005 is primarily due to the prior year expenses including an approximate $2,400 charge relating to the write-off of intangibles relating to the @POS.com, Inc. acquisition as well as decreased compensation expense in 2005 relating to the Company's associate bonus program.

     Selling, general and administrative expenses increased $6,350 or 5.1 percent for the three months ended September 30, 2005 as compared to the prior year period. This increase in selling, general and administrative expenses is primarily attributed to increased costs associated with the defense of former Symbol associates in 2005, representing approximately $6,100, prior year amounts including a reversal of severance for our former President, Chief Executive Officer and director, Tomo Razmilovic, of approximately $3,000, increased general legal expenses in 2005, representing approximately $1,800, increased investment in the Company's sales force in 2005, representing approximately $1,600, and increased costs associated with the RFID division, representing approximately $1,000. Partially offsetting the increase in selling, general and administrative expenses are decreased costs in 2005 associated with the shared service transition as well as decreased consulting costs associated with the Sarbanes Oxley Act of 2002, totaling approximately $5,400, and decreased compensation costs in 2005 relating to the Company's associate bonus program, representing approximately $3,600.

     Selling, general and administrative expenses increased $38,696 or 10.5 percent for the nine months ended September 30, 2005 as compared to the comparable prior year period. This increase in selling, general and administrative expenses is primarily attributed to the Company's continued investment in the sales force in 2005, representing approximately $16,000, increased costs associated with the defense of former Symbol associates, representing approximately $15,900, increased investment in technology, infrastructure and financial systems, representing approximately $15,800, increased spending in marketing and brand awareness, representing approximately $8,700, increased costs associated with RFID division, representing approximately $3,100, and prior year balances including a reversal of severance for our former President, Chief Executive Officer and director, Tomo Razmilovic, of approximately $3,000. Partially offsetting the increase in selling, general and administrative expenses are decreased costs in 2005 associated with non-restructuring related severance and other costs for former executives of the Company, representing approximately $4,900, decreased costs in 2005 in external consulting expenses associated with the Sarbanes Oxley Act of 2002, representing approximately $4,900, decreased compensation costs in 2005 relating to the Company's associate bonus program, representing approximately $2,600, decreased bad debt expense in 2005, representing approximately $2,100 and prior year amounts including approximately $2,500 relating to stock based compensation associated with certain portions of our stock option plans and employee stock purchase plans due to our inability to make timely filings with the SEC in 2004.

     Restructuring and asset impairment charges for the three months ended September 30, 2005 relates to the corporate restructuring, which was announced in June 2005. In the three months ended September 30, 2005, the corporate restructuring consisted of the following operating expense charges; approximately $3,000 related to workforce reduction, approximately $1,900 related to asset impairments and approximately $100 in other restructuring charges. Restructuring charges for the three months ended September 30, 2004 primarily relates to the restructuring of certain EMEA general and administrative functions whereby we consolidated certain functions centrally in Brno, Czech Republic.

     Restructuring and asset impairment charges for the nine months ended September 30, 2005 primarily relates to the corporate restructuring, which was announced in June 2005. In the nine months ended September 30, 2005, the corporate restructuring consisted of the following operating expense charges; approximately $16,400 related to workforce reduction, approximately $7,700 of lease obligation costs and leasehold improvement impairments related to exited facilities, approximately $7,300 related to asset impairments and approximately $1,100 in other restructuring charges. Restructuring charges for the three months ended September 30, 2004 primarily relates to the restructuring of certain EMEA general and administrative functions whereby we consolidated certain functions centrally in Brno, Czech Republic.

     The write-off of acquired in-process research and development costs of $12,800 for the three and nine months ended September 30, 2004 is in connection with our acquisition of Matrics, Inc.

     Included in total operating expenses for the three and nine months ended September 30, 2005 are adjustments to previously recorded estimates of legal settlements related to the class action settlement (see Note 10). In the second quarter of 2005, we recorded a $7,086 reduction to our reserve for the class action settlement as a result of the Company's stock price decreasing below $11.49 per share. In accordance with the settlement agreement, if the Company's stock price fell below $11.49 per share, the class would receive a maximum distribution of shares. As the final Determined Price was calculated to be $11.606 on July 21, 2005, we recorded a pre-tax mark to market charge of $9,194 in the three months ended September 30, 2005, effectively reversing the benefit of $7,086 recorded in the second quarter of 2005 and we also recorded an additional $2,108 charge to reflect the final market value of our stock that was distributed. Additionally, on August 24, 2005, the Company announced that Telxon, its wholly owned subsidiary, had settled a lawsuit against its former auditors, PricewaterhouseCoopers LLP ("PWC"). The settlement called for PWC to pay Telxon $18,000 by September 30, 2005 and, in turn, Telxon will pay up to $3,000 of the proceeds received from PWC to the class. As such, the three and nine month ending September 30, 2005 total operating expenses reflects an approximate $15,000 net benefit for this legal settlement.

OTHER (EXPENSE)/INCOME, NET

     On July 19, 2005, the Company settled its SAILS transaction. The Company satisfied its notional amount of debt of $174,200 by surrendering its investment in Cisco common stock, terminating the embedded equity collar and making a payment of $14,700, representing the present value of the future coupon payments. The Company recorded a pretax charge of $10,619 in the three months ended September 30, 2005 related to the settlement of the SAILS transaction, which was recorded in other (expense)/income in the condensed consolidated statements of operations.

Other (expense)/income, net consists of the following:

                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                       ----------------------------------------   ---------------------------------------
                               2005      2004    VARIANCE                2005       2004    VARIANCE
                             -------   -------   --------              --------   -------   --------
Cisco SAILS(a) .....         $    --   $    43   $   (43)              $ (1,605)  $(4,459)  $ 2,854
Interest Expense ...          (2,318)   (3,532)    1,214                (10,293)   (7,208)   (3,085)
Interest Income ....             812       819        (7)                 2,892     2,057       835
Other ..............             (29)    2,695    (2,724)                   (67)    2,683    (2,750)
                             -------   -------   -------               --------   -------   -------
                             $(1,535)  $    25   $(1,560)              $ (9,073)  $(6,927)  $(2,146)
                             =======   =======   =======               ========   =======   =======

(a) In accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" the gain or loss on the change in fair value of the portion of our investment in CISCO common stock, coupled with the gain or loss on the change in fair value of the embedded derivative has been recorded as a component of other income or loss in each reporting period. The Company settled its SAILS transaction on July 19, 2005.

     Other (expense)/income, net for the three months ended September 30, 2005 was $(1,535) compared to $25 for the comparable prior year period, a decrease of income of $1,560, primarily relating to income recognized in 2004 relating to a legal settlement with Proxim, Inc. ("Proxim"), partially offset by decreased interest expense in 2005 resulting from the Company paying down the short term credit facility as well as the SAILS termination. Other (expense)/income, net for the nine months ended September 30, 2005 was $(9,073) compared to $(6,927) for the comparable prior year period, a decrease of income of $2,146, primarily relating to increased interest expense in 2005 and the Proxim settlement in 2004, partially offset by volatility in the Cisco SAILS mark to market adjustment.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate was 3.6 percent and (38.1) percent for the three and nine months ended September 30, 2005, respectively. The three month rate differs from the statutory rate of 35 percent primarily due to benefits from research credits. The nine month rate also reflects benefits from research credits as well as benefits attributable to nonrecurring refunds and settlements relating to foreign and domestic tax issues, the receipt of favorable rulings from tax authorities, and benefits from the repatriation of foreign earnings; offset by charges related to changes in U.S. state income tax laws. Excluding the nonrecurring tax items, the effective tax rate would have been (1.1) percent for the nine months ended September 30, 2005.

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

     On October 22, 2004 the President signed the American Jobs Creation Act of 2004 ("AJCA"). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Based on analysis performed during the second quarter, the Company expects to repatriate approximately $40,000, approximately $10,000 of which will qualify for the temporary repatriation incentive provided by the AJCA discussed above. The repatriation plan is expected to be completed during the fourth quarter of 2005. As a result of the decision to repatriate these earnings, which were previously classified as indefinitely reinvested, the company recorded a benefit in the second quarter of $1,929, which consists of a benefit of $2,757 from foreign tax credits forecasted to be realized in excess of the US statutory rate and $828 of costs related to the repatriated earnings that will be subject to the temporary repatriation incentive.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     The following table summarizes Symbol's cash and cash equivalent balances as of September 30, 2005 and December 31, 2004 and the results of our statement of cash flows for the nine months ended September 30.

                                                                                             VARIANCE IN
                                                                        2005        2004       DOLLARS
                                                                      --------   ---------   -----------
Cash and cash equivalents (a) .....................................   $155,839   $ 217,641    $ (61,802)
                                                                      ========   =========    =========
Net cash provided by /(used in):
   Operating activities ...........................................   $ 86,534   $ 165,582    $ (79,048)
   Investing activities ...........................................    (65,716)   (352,480)     286,764
   Financing activities ...........................................    (74,411)    268,652     (343,063)
   Effect of exchange rate changes on cash and cash equivalents ...     (8,209)       (243)      (7,966)
                                                                      --------   ---------    ---------
Net (decrease) increase in cash and cash  equivalents .............   $(61,802)  $  81,511    $(143,313)
                                                                      ========   =========    =========

(a) Does not include restricted cash of $52,364 comprised of $51,348 ($50,538 as of December 31, 2004) serving as security for the trial court judgment against Telxon and Symbol for Telxon vs. SmartMedia of Delaware, Inc. and $1,016 ($1,012 as of December 31, 2004) which is an interest-bearing letter of credit pledged as a supplier bond.

     Net cash provided by operating activities during the nine months ended September 30, 2005 was $86,534 as compared to $165,582 for the same period last year. Net cash provided by operating activities decreased $79,048 during the nine months ended September 30, 2005 as compared to the comparable prior year period primarily due to an decrease in net earnings of $45,042 and a deferred tax provision of $41,463 in 2004.

     Net cash used in investing activities for the nine months ended September 30, 2005 was $65,716 as compared to $352,480 for the same period last year. The decrease in cash used in investing activities of $286,764 during the nine months ended September 30, 2005, when compared to the same period last year, was primarily due to $239,329 used in connection with the Matrix acquisition in the prior year and a $50,000 deposit of restricted cash related to a trial court judgment against Telxon and Symbol for Telxon vs. SmartMedia of Delaware, Inc. during 2004.

     Net cash used in financing activities during the nine months ended September 30, 2005 was $74,411, as compared to net cash provided by financing activities of $268,652 during the same period last year. The $343,063 decrease in cash provided by financing activities during the nine months ended September 30, 2005 was primarily related to $257,150 proceeds from short-term financing during the prior year related to the acquisition of Matrics and a $86,163 pay down of our senior secured credit facility during the nine months ended September 30, 2005.

     The following table presents selected key performance measurements we use to monitor our business for the three months ended September 30:

                                                                                       2005   2004
                                                                                       ----   ----
Days sales outstanding (DSO) .......................................................     39     30
Inventory turnover..................................................................    5.8    4.1

     Our DSO and inventory turnover numbers are useful in understanding the management of our balance sheet.

     In the second quarter of 2005, we changed the manner in which we were presenting our accounts receivable balance to provide a more appropriate presentation of our financial position to the readers of the financial statements. Accordingly, the Balance Sheet as of December 31, 2004 includes a reclassification to reflect net credit customer account receivable balances as a component of accounts payable and accrued expenses and not as a reduction of accounts receivable (primarily related to payments received from distributors when the related revenue is recorded on the sell-through method), as it was reflected in filings prior to the Company's Form 10-Q for the quarterly period ended June 30, 2005. The following table provides a comparison of the previously disclosed DSO and the DSO after the reclassification of net credit balances to accounts payable and accrued expenses:

                                                            THREE MONTHS ENDED       YEAR ENDED      THREE MONTHS ENDED
                                                            SEPTEMBER 30, 2004   DECEMBER 31, 2004     MARCH 31, 2005
                                                            ------------------   -----------------   ------------------
DSO - previously disclosed                                          21                  23                   22
DSO - revised for reclassification of net credit balances           30                  33                   35

     At September 30, 2005, receivables were $190,730, an increase of $26,572 from $164,158 as of December 31, 2004. Our days sales outstanding at September 30, 2005 were 39 days as compared to 33 days at December 31, 2004.

     Our inventory turns increased to 5.8 for the three months ended September 30, 2005 from 4.1 for the three months ended September 30, 2004 primarily due to improved efficiencies within operations as well as the 2005 ratio including the conversion of certain of our customers from billed and collected to the accrual basis of accounting.

OTHER LIQUIDITY MEASURES

     Other measures of our liquidity include the following:

                                                                    SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                                    ------------------   -----------------
Working capital..................................................        $167,848            $135,985
   (current assets minus current liabilities)
Current ratio (current assets to current liabilities)............           1.3:1               1.2:1
Long-term debt to capital........................................             4.5%               14.1%
(Long-term debt as a percentage of long term debt plus equity)

     Current assets as of September 30, 2005 decreased by $126,391 from December 31, 2004, primarily due to a decrease in cash, inventories and deferred income taxes, partially offset by an increase in accounts receivable. Cash decreased primarily due to the Company paying $75,000 towards the short term credit facility; deferred income taxes decreased as a result of the settlement of the SAILS transaction, which required the deferred tax liability to be reclassified from non-current to current assets; and inventory decreased primarily as a result of increased efficiencies within operations. Current liabilities as of September 30, 2005 decreased $158,254 from December 31, 2004 primarily due to a $75,000 decrease in outstanding debt related to our short term credit facility and the settlement of the class action lawsuit on August 3, 2005, which was recorded as a short term liability, partially offset by an increase in the current portion of our long term debt due to an increase in installment payments on our term loan facility due within the year. Our current ratio was 1.3:1 at September 30, 2005 and 1.2:1 at December 31, 2004.

FINANCING ARRANGEMENTS

     During 2000, we entered into a $50,000 lease receivable securitization agreement which has been extended until March 31, 2006. During the three months ended September 30, 2005 and 2004, we did not securitize any additional lease receivables. As of September 30, 2005, we had the ability to securitize $48,541 under the lease receivable securitization agreement. Factors that are reasonably likely to affect our ability to continue using these financing arrangements include the ability to generate lease receivables that qualify for securitization and the ability of the financial institution to obtain an investment grade rating from either of the two major credit rating agencies. We do not consider the securitization of lease receivables to be a significant contributing factor to our continued liquidity.

EXISTING INDEBTEDNESS

     At September 30, 2005 and December 31, 2004, our short-term financing and long-term debt outstanding, excluding current maturities, was as follows:

                                                  SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                  ------------------   -----------------
Senior Secured Term Loan Facility(a) ..........        $100,000             $100,000
Senior Secured Revolving Credit Facility(a) ...          25,000              100,000
Secured installment loan ......................           3,456               10,369
SAILS exchangeable debt(b) ....................              --               83,727
Other .........................................              33                   63
                                                       --------             --------
   Total debt .................................         128,489              294,159
Less: current maturities ......................          72,923              118,072
                                                       --------             --------
Long-term debt ................................        $ 55,566             $176,087
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

     Our credit facility contains financial covenants that (a) restrict our total leverage ratio (debt to adjusted EBITDA) to a ratio no greater than
     2.5 times total debt at any time, (b) require that we maintain the maximum senior leverage ratio to 2.0 to 1.0 (after January 1, 2006, maximum senior leverage is 1.75x at any time total leverage exceeds 2.0x), (c) require that we maintain minimum fixed charge coverage ratio of 1.5x and (d) minimum unrestricted domestic cash requirement of $25,000 at all times prior to September 30, 2005 and $50,000 at all times thereafter. On June 30, 2005, we received a waiver from our lender due to our settlement of the SAILS transaction, which was prohibited under the original credit agreement. This amendment also permitted Symbol to exclude the termination payments related to the SAILS settlement from interest expense when calculating covenants. On August 2, 2005, we received an additional amendment from our lender due to our failure of the fixed charge covenant caused by the corporate restructuring, allowing us to exclude the corporate restructuring charges from the fixed charge covenant calculation. As of September 30, 2005, we were compliant with all financial covenants.

     (b) In July 2005, we exercised the option to terminate the SAILS arrangement prior to its scheduled maturity.

CONTRACTUAL CASH OBLIGATIONS

     As of September 30, 2005, there have not been any material changes in Symbol's contractual obligations as presented in its Annual Report on Form 10-K for the year ended December 31, 2004, except that in July 2005, Symbol exercised the option to terminate the SAILS arrangement prior to its scheduled maturity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes regarding Symbol's market risk position from the information provided under Item 7A of Symbol's Annual Report on Form 10-K for the year ended December 31, 2004, except that in July 2005, Symbol exercised the option to terminate the SAILS arrangement prior to its scheduled maturity.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Administrative and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our interim Chief Executive Officer and Chief Administrative and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our interim Chief Executive Officer and Chief Administrative and Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

     Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 10 in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM  6. EXHIBITS

      (a)   The following exhibits are included herein:

          10.1* Waiver and Amendment, dated as of August 2, 2005, to the Credit Agreement among Symbol Technologies, Inc., the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005).

          10.2* Separation Agreement and Release, dated as of July 21, 2005, between Symbol Technologies, Inc. and Mark T. Greenquist (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 25, 2005).

          10.3* Separation and Release Agreement, dated as of July 28, 2005, by and between Symbol Technologies, Inc. and William R. Nuti (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 1, 2005).

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

*    Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMBOL TECHNOLOGIES, INC.

Dated: November 7, 2005                 By: /s/ Salvatore Iannuzzi
                                            ------------------------------------
                                            Salvatore Iannuzzi
                                            Interim Chief Executive Officer
                                            (acting principal executive officer)


Dated: November 7, 2005                 By: /s/ Salvatore Iannuzzi
                                            ------------------------------------
                                            Salvatore Iannuzzi
                                            Senior Vice President,
                                            Chief Administrative and
                                            Financial Officer and Director
                                            (principal financial officer)


Dated: November 7, 2005                 By: /s/ James M. Langrock
                                            ------------------------------------
                                            James M. Langrock
                                            Vice President - Chief
                                            Accounting Officer
                                            and Corporate Controller
                                            (principal accounting officer)