Form 10-K
period 2005-12-31
SYMBOL TECHNOLOGIES INC
filed 2006-03-03
CIK 278352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by persons other than officers and directors and affiliates thereof, as of the last business day of the second fiscal quarter ended June 30, 2005 was $2,370,380,641.

The number of shares outstanding of the registrant’s classes of common stock, as of February 28, 2006, was as follows:

Class	Number of Shares

COMMON STOCK, PAR VALUE $0.01	282,958,019

Documents Incorporated by Reference: Some of the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement, in connection with the registrant’s 2006 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2006 (the “Proxy Statement”).

Part I

References herein to “Symbol,” “we,” “us” and “our” refer to Symbol Technologies, Inc. and its subsidiaries unless the context specifically states or implies otherwise.

Item 1.	Business.

OVERVIEW

We are a global leader in designing, developing, manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions. Our products and solutions capture, move and manage information in real time to assist our customers in making more efficient business decisions. Our products include advanced data capture products, mobile computing platforms and software management tools, wireless infrastructure, and radio frequency identification (“RFID”) infrastructure and tags, and are sold as both integrated solutions and individual devices.

Our products and services are sold worldwide to a diverse set of customers in markets such as retail, transportation and logistics, manufacturing, wholesale and distribution, government and healthcare. For the years ended December 31, 2005 and December 31, 2004, we generated $1,765.6 million and $1,732.1 million in revenue, respectively, and $32.2 million and $81.8 million in net earnings, respectively.

We operate in two reportable business segments: (1) the design, development, manufacture and marketing of advanced data capture, mobile computing platforms and software management tools, wireless infrastructure, and RFID (“Product Segment”); and (2) the servicing of, customer support for and professional services related to these products and systems (“Services Segment”). Operating and geographic segment financial information is found in Note 18 to the Consolidated Financial Statements included elsewhere herein.

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

Overview of market opportunity

Enterprise mobility solutions can help businesses increase workforce productivity, improve customer service and enhance operational efficiencies. These solutions assist enterprises and their employees in delivering information in real time as people, information and assets are on the move. Examples of applications in which enterprise mobility products and solutions provide valuable benefits include the following:

•	tracking and routing of assets as they move through the supply chain;

•	movement of goods in a retail store from product receipt to final sale;

•	verification that the correct medication is delivered to a particular patient;

•	delivery of customer information to a mobile worker prior to a sales call;

•	collection and communication of data by law enforcement officials from accident sites and crime scenes; and

•	gathering and dissemination of information to a retail sales associate regarding a customer’s preferences.

The enterprise mobility market is comprised of a number of large and growing segments that together constitute these solutions:

•	Advanced Data Capture/Scanning;

•	Mobile Computers;

•	Wireless Infrastructure; and

•	RFID.

Our strengths

We believe that we possess many of the attributes that will be necessary for long-term success in our industry, including the following:

•	Unique end-to-end enterprise mobility solutions. We are well positioned in the enterprise mobility market due to our core technology competencies, our ability to integrate technology solutions at the platform and systems levels and our technology and channel resellers and distributors that can package specific applications to capture, move and manage information.

•	Technology and intellectual property leadership. Our research and development effort is supported by engineers, scientists, Ph.D.s and other technical personnel that comprise approximately 14% of our workforce. Our intellectual property includes over 910 U.S. patents and over 680 international patents. Our intellectual property and technological capabilities allow us to create high value products to deliver unique solutions for our customers.

•	A global presence. We have offices in more than 60 countries. For the year ended December 31, 2005, we generated approximately 27.4% of our revenue from customers in the Europe, Middle East and Africa (“EMEA”) region and 7.5% from the Asia Pacific region.

•	Long-term customer relationships and knowledge of vertical markets. We have a customer-and market-centric orientation and enjoy long-standing and strong relationships with customers in each of our target vertical markets. In particular, we have a long and solid history in providing innovative solutions to the retail market. We also have significant experience in the manufacturing, transportation and logistics, wholesale and distribution, government and healthcare markets.

•	A channel-centric and alliance-centric sales model. Our sales model emphasizes sales through our indirect channel of value-added resellers and distributors. We believe our sales model offers us broader penetration across various markets and enables our internal sales force to focus on building more effective customer relationships and on satisfying our customers’ specific business needs. We believe our PartnerSelecttm program, enhances our end-to-end enterprise mobility architecture with applications, systems integration and implementations.

•	Customer service and support. Our Global Services Division (“GSD”) offers our customers an array of enterprise mobility services ranging from project management to equipment repair and support. Through GSD, we combine our extensive technical expertise and vertical market knowledge to support solutions that increase the value of a customer’s information technology investment.

•	An experienced management team. We have assembled a strong and experienced management team with significant experience in their respective areas of expertise. In addition to management trained within Symbol, we have recruited a number of our executives from companies such as Cisco Systems, Inc. and IBM Corporation.

Our strategy

Our strategy is to deliver to our customers our enterprise mobility products, solutions and services, which are designed to increase cost-effectiveness, enhance efficiency and promote faster execution of critical business processes. We intend to pursue this goal by applying the following strategies:

•	Expand our position in enterprise mobility products and solutions. We believe our ability to deliver innovative, end-to-end enterprise mobility systems gives us a competitive advantage. Accordingly, we plan to continue to invest in product development, make strategic acquisitions and enter into alliances to expand our capabilities in enterprise mobility solutions.

•	Target key vertical markets and penetrate new markets. We intend to expand our presence as a leader in the retail market beyond traditional activities such as point-of-sale, inventory and warehouse management, price verification and retail floor operations to include self-shopping and real-time inventory visibility. Moreover, we believe we have significant opportunities to increase our penetration in other vertical markets in which we participate, such as transportation, parcel and postal delivery, warehousing, distribution and manufacturing.

•	Continue to improve and streamline operations. Over the past several years, we have restructured and reorganized our major business functions to improve and streamline our business processes. On June 24, 2005, our board of directors formally approved a business restructuring plan. This restructuring consisted of headcount reductions, the elimination and consolidation of certain facilities on a global basis and the write-off of certain assets, as well as other incremental costs resulting from the restructuring activities. The restructuring is ongoing and as of December 31, 2005, is projected to result in savings of $30 million per quarter when compared to the first quarter of 2005.

•	Build upon our strong foundation of intellectual property. We intend to continue to invest in research and development to enable us to continue to offer high quality, differentiated and cost-effective products to our customers. In addition, through development and licensing agreements with third parties, we intend to capitalize on the “best of breed” technologies currently in the market and focus our resources on those areas that provide the most value to our customers.

•	Rationalize product lines and pursue platform-based products. We believe that pursuing high value-added, platform-based products will allow us to increase our sales and margins. For example, on March 31, 2003, we offered 17,012 active product configurations, which we reduced to 3,700 as of December 31, 2005.

•	Expand our sales and channel capabilities. We believe there are opportunities in each of the geographic regions we serve, and we intend to expand our sales and channel capabilities in all of our markets. In the Americas, we will pursue improved growth with our new sales management team and better sales coverage both geographically and by vertical market through our channel resellers and distributors program, Symbol PartnerSelectTM. In the EMEA region, we have reorganized our sales operations, centralized our support functions and expanded our sales coverage. In the Asia Pacific region, we have new management developing reseller and distributor relationships, identifying products with special appeal to that geography and focusing sales resources on the most promising markets.

PRODUCT SEGMENT

Our products and solutions are designed to capture, move and manage information in real time to and from the point of business activity:

•	Capture. Our advanced data capture products fall into three categories: (1) handheld and hands-free laser bar code scanners, imagers and kiosks; (2) enterprise mobile computing systems, including “rugged” handheld, wearable and vehicle-mounted mobile computers and durable personal digital assistants; and (3) RFID infrastructure and tags.

•	Move. We offer mobility infrastructure solutions that provide wireless local area networks (“wireless LAN”) connectivity. Our mobility devices also offer support for wireless LAN, wireless wide area networks (“wireless WAN”), personal area wireless networks and complementary standards and technologies, including Bluetoothtm, WiFi, CDMA, GSM/GPRS.

•	Manage. Our Mobility Services Platform (“MSP”) is a suite of software products that includes our MSP Server and our MSP Studio, which are designed to enhance the performance, efficiency and productivity of mobility solutions.

The Global Products Group is comprised of the following four divisions:

•	Mobile Computing Division;

•	Advanced Data Capture Division;

•	Wireless Infrastructure Division; and

•	RFID Division.

For the year ended December 31, 2005, Product Segment net revenue was $1,477.7 million, which represented 83.7 percent of our total revenues. See Note 18 to the Consolidated Financial Statements included elsewhere herein.

Mobile Computing Division

Overview

Our portfolio of mobile computing products includes durable, lightweight, battery-powered handheld computers and vehicle-mounted computers. Our newest designs are primarily based on industry-standard processors and industry-standard Microsoft® and Palm® handheld operating systems. Information is captured by a bar code reader, RFID reader, microphone or manual entry via a keyboard or touch screen on a pen computer display/data entry device. The information collected by the mobile computing device is then transmitted across Bluetoothtm personal area wireless networks, wireless LAN and/or wireless WAN, or via an offline batch file transfer. More than 95% of our mobile computing devices are shipped with an integrated bar code reader and approximately 90% offer optional integrated wireless LAN or wireless WAN communication capability. In 2005, approximately 90% of the devices we shipped included one or more of these wireless technologies.

Our rugged mobile computers are primarily used in business or industrial environments, and we design our devices to be modular and customizable to customer requirements. Our mobile computing product line includes several different rugged mobile computing models, many of which include multiple configurations for each model. For the year ended December 31, 2005, revenue from our mobile computing division accounted for 66.5% of our total product revenue.

Product and technology information

•	Enterprise Digital Assistant (“EDA”). In early 2005, we introduced the Symbol MC50, an enterprise-class handheld computer. The Symbol MC50 handheld computer is a secure and manageable EDA that is designed for mobile managers in the retail market and in other market segments that require in-building mobile field force automation applications to maintain productivity, efficiency and enterprise connectivity. In early 2006, we introduced the MC70, a fully rugged, wireless WAN enabled, handheld form factor targeting field force automation, route accounting, manufacturing and healthcare applications designed for use outside the enterprise.

•	SPT Series. The SPT1800 is a Palm Poweredtm handheld device that features bar code data capture capability and wireless LAN or wireless WAN connectivity. This family of products is designed for point-of-activity information management and is used in office workflow automation, route accounting, healthcare, education, retail, industrial and warehouse settings.

•	PPT Series. Our PPT series is a family of Pocket PC-based mobile computers that includes bar code scanning and real-time wireless communication options. The PPT8800 slim handheld, based upon the Microsoft Windows CE 4.1 (also known as CE.NET) operating system, provides customers with laser bar code scanning, ruggedization and wireless LAN connectivity. Its smaller streamlined size enables it to extend into new enterprise applications such as mobile shopping, mobile point-of-sale and mobile SAP access. The PPT8800 is also offered with the option for Bluetoothtm wireless connectivity.

•	MC1000 Series. In July 2005, we introduced the MC1000. The MC1000 handheld is a small, lightweight, batch, rugged mobile computer targeting entry level data capture applications in retail, light industrial and postal markets.

•	MC3000 Series. In January 2005, we introduced the MC3000. The MC3000 handheld is a small, lightweight, highly ergonomic, rugged mobile computer targeting the retail and transportation and logistics industries and designed for in-store and backroom data capture applications. The MC3000 provides a migration path to move from a legacy DOS-based application environment to the Microsoft Windows CE.NET 4.2 computing platform for those customers seeking to upgrade aging systems to support their competitive initiatives.

•	MC9000 Series. In November 2003, we introduced the MC9000 mobile computing family. A recent addition to our mobile computing product portfolio delivers application-specific mobility tools in three different models: the grip form factor MC9000-G for scan-intensive applications; the handheld MC9000-K for mobile applications outside the enterprise; and the handheld MC9000-S for mobile field applications.

•	Mobility Software. Important to enterprise mobility are centralized mobility management solutions that reduce the risk and complexity associated with mobile deployments. These systems provide the basis for rapid development, deployment, management, support and control of mobile devices. At the same time, mobility management also enables operations and IT groups to contain support costs and maintain complete, real-time visibility into the performance of the enterprise mobility systems. Our mobile infrastructure software group is focusing its efforts on developing next-generation platform technologies and solution strategies. Our Mobility Services Platform is a scalable and integrated software suite, which ties together our mobile clients, wireless switch/infrastructure and back-end applications and databases.

•	Mobility Services Platform. Our Mobility Services Platform is designed to be delivered through our MSP Server, which is a rack-mounted appliance with a web-based console that includes wireless network management and mobile device management capabilities such as configuration, provisioning, monitoring, charting, reporting and troubleshooting. Our MSP Server provides customers with control and visibility of their entire enterprise mobility system, including mobile devices, mobile applications and wireless network infrastructure. We believe that our MSP Server permits our customers to accelerate the introduction of their enterprise mobility solutions, promote better performance and quality of service, and reduce the complexity and total cost of ownership of their enterprise mobility systems.

Our MSP Server provides the following functionalities:

•	remote, rapid and secure configuration of mobile devices over any IP network and the provision of the correct software and applications to these devices;

•	provisioning of mobile devices and wireless network elements;

•	visibility into performance data across mobile devices, mobile applications and wireless networks and monitoring of several hundred mobile devices and wireless network element characteristics;

•	ability to save data and events into a database that is then used to provide real-time device monitoring; and

•	rapid diagnosis and resolution of network, device and application problems.

•	Software and Programming Tools. Our MSP Studio is a suite of software programming tools that helps application developers save development costs and launch mobile solutions faster than custom coding and point solutions. Using the MSP Studio, companies can build mobile applications for a single device and replicate the applications to other devices across an organization with minimal effort.

Advanced Data Capture Division

Overview

Enterprise mobility requires the ability to capture data in real time at the point of business activity. Our advanced data capture solutions allow users to gather product or asset specific information from retail points-of-sale and along the supply chain in distribution centers, warehouses and manufacturing plants. Our bar code scanners are designed for power, performance and durability and are contained in an ergonomically designed housing in most data capture environments. In addition, our advanced data capture products are both laser based as well as CMOS & CCD “Imaging” scanning devices, capable of reading both 1-D & 2-D bar code indicia, and in the case of imaging products, capable of capturing digital images. For the year ended December 31, 2005, revenue from our Advanced Data Capture Division accounted for 25.1% of our total Product Segment revenue.

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

Wireless Infrastructure Division

Overview

We develop, design and provide wireless networking solutions that connect mobile computing devices and bar code reading equipment to enterprise networks. Based on industry-standard IEEE 802.11 and related technologies, our wireless networking products provide real-time wireless data and voice communication. The focus of the division is the design and development of wireless network client and infrastructure solutions for the enterprise and highly mobile transaction processing systems market. For the year ended December 31, 2005, revenue from our wireless infrastructure division accounted for 8.9% of total Product Segment revenue.

Product and technology information

•	Enterprise Class Access Points (“APs”). We were one of the first companies to introduce a wireless LAN product that operated in the 2.4 GHz frequency-band. We support the IEEE 802.11 Wi-Fi standards for data transmission, which provides users with high-speed wireless capabilities for rapid data transfer from server to terminal, image transfer, Internet communications, customer self-scanning services and streaming video. Our APs can operate in the 2.4 GHz and 5.2GHz frequency-bands commonly known as IEEE 802.11b/g and IEEE 802.11a, respectively. We also offer the AP 5131 (IEEE 802.11 Wi-Fi) enterprise class access points.

•	Wireless Switch Products. Our wireless switch products allow businesses to manage their wireless networks from a centralized location. We pioneered the wireless switch model that includes “thin” access ports, which gives businesses the flexibility to grow their networks by adding access ports as needed.

•	WS5100. The WS5100 Wireless Switch is our second generation wireless switch system developed to integrate with existing enterprise infrastructure and clients from several equipment vendors. Its design allows for existing and emerging wireless paths to allow legacy access points to become integrated to the wireless switch system. Symbol’s WS5000 was our first generation Wireless Switch solution.

•	WS5120. The WS5120 Wireless Switch Blade is an adaptation of our WS5100 Wireless Switch designed and developed with International Business Machines (“IBM”). This product is the first of its kind in the industry to integrate wireless switching into distributed computing platforms. This product can be installed in the IBM eSeries BladeCenter chassis and allows businesses to consolidate computing and wireless network infrastructure in a single platform.

•	WS2000. The WS2000 Wireless Switch is an integrated, centralized wired and wireless networking solution designed and priced for small to medium enterprises and branch offices.

•	Wireless Voice over Internet Protocol (“VoIP”). We are incorporating voice technology into our mobile computing devices and wireless infrastructure. This technology includes walkie-talkie mode over Wi-Fi and the ability to make voice calls over enterprise IP data networks (VoIP telephony).

•	Client Products. Our first Wi-Fi certified IEEE 802.11 CompactFlash wireless LAN adapter card delivers Wi-Fi wireless connectivity to PDAs. It can be used with handheld devices running Microsoft® Windowstm for Pocket PC, and supports numerous configurations of notebook computers.

•	Wireless Management Products. Our wireless management products further strengthens our overall product portfolio by enabling businesses to secure, configure, monitor, and manage their wireless networks.

•	Wireless Intrusion Protection System (“W-IPS”). The W-IPS product is an overlay application that further enhances enterprise wireless security and provides continuous protection against various types of network attacks and security threats.

•	OEM Products. We currently provide Wireless Switching, Client, Security and a number of custom wireless solutions for our OEM partners. These partners provide products for the global enterprise, healthcare, specialty and embedded markets.

RFID Division

Overview

We develop, design and provide RFID data capture solutions. RFID is a next generation data capture technology utilizing small tags that emit radio signals. RFID tags, attached to products or assets, enable remote reading of information relevant to the asset, similar to the data contained in a bar code. Because RFID does not require physical contact between the reading device and the tag, or even a line of sight, it provides the ability to capture more data more efficiently and is beneficial in areas such as supply chain management, asset tracking and security. For the year ended December 31, 2005, revenue from our wireless RFID division accounted for 2.4% of total Product Segment revenue.

We believe that in order for RFID to be deployed successfully, it needs to be deployed as a system that allows customers to capture, move and manage critical information to and from the point of business activity. By incorporating Electronic Product Code (“EPC”)-compliant RFID products into our portfolio of mobile computing, advanced data capture and wireless technologies, we believe we can help customers in key market segments expand from bar code based systems to enterprisewide RFID deployments.

Our RFID technology is designed to be compatible with key existing RFID standards, as well as anticipated next generation RFID standards under development. We believe that our RFID solutions will be compliant with any technology ultimately adopted as an industry standard.

Product and technology information

•	RFID Tags and Inlays. We design, manufacture and provide a product suite of RFID tags and inlays for a range of RFID applications. We believe our tags produce high application performance through advanced design and stringent manufacturing. For example, our patented dual-dipole design allows tags to be read at different orientations, which is a critical factor required to achieve reliable read rates. Symbol provides a broad selection of RFID inlays for mass market adoption through its Symbol Certified Label Converter (“SCLC”) partners and develops specialty or custom tags through direct sales.

•	RFID Reader Infrastructure. We provide a line of fixed readers and infrastructure solutions. Our products include the AR400, an EPC-compliant multi-protocol fixed reader for shipping and receiving dock-doors and conveyer belts, and an industrial-strength EPC-compliant reader for embedded applications, such as printers and mobile computers. Symbol’s XR400 is Gen 2 certified and can be packaged as system solutions for deployment as reading stations, dock door portals, conveyor systems and mobile vehicles for comprehensive supply chain visibility. Our reader infrastructure also offers networking and management capabilities to help reduce the complexity of large-scale deployments.

•	Mobile RFID Reader. We also offer customers a mobile RFID reader. The rugged RF9000G mobile computer is an EPC-compliant RFID reader that is suitable for a broad range of applications. These reader products give organizations real-time access to mission-critical information from key points in their supply chain.

SERVICES SEGMENT

Overview

The Global Services Division (“GSD”), our global services organization, offers our customers an array of services from system planning and design for emerging technologies to comprehensive product maintenance and support. Our services are sold and delivered via our global direct sales and services organization and through our Symbol PartnerSelecttm and SymbolCertifiedtm Professional Services certification programs. For the year ended December 31, 2005, Services Segment net revenue was $287.9 million, which represented 16.3 percent of total revenues. See Note 18 to the Consolidated Financial Statements included elsewhere herein.

Symbol Global Services

Symbol Global Services is comprised of the following three integrated service elements:

•	Professional Services. Our Professional Services organization provides customers access to vertical market knowledge and expertise in designing and deploying solutions on a global basis. Customers also gain access to emerging mobility technologies as services are developed, tested and proven. Once these emerging technology solutions are tested and standardized, they are transitioned to our SymbolCertifiedtm Professional Services Partners for implementation.

•	SymbolCertifiedtm Professional Services. Our SymbolCertifiedtm Professional Services Partners offer installation and implementation services for mainstream mobility systems, devices and applications. We certify our partners through a rigorous process and oversee and impose on them quality standards to ensure that our customers receive the level and quality of implementation and installation support required.

•	Customer Services. Our Customer Services organization delivers global repair capabilities to our customers. We provide service and support on-site as well as through our service centers. Our service centers provide maintenance and repair services and offer a single repair point for both Symbol and selected third-party products. Our customer service operations for the Americas include a facility operated jointly in El Paso, Texas and Juarez, Mexico. In 2004, we opened an approximately 102,000 — square-foot Shared Services Centre in Brno, South Moravia in the Czech Republic to serve our customers in the EMEA region. Additionally, we have established repair capabilities throughout most of the Asia Pacific region.

OUR VERTICAL MARKETS

We target the following six vertical market segments:

•	retail;

•	travel and transportation;

•	wholesale and distribution;

•	manufacturing;

•	government; and

•	healthcare.

RETAIL

Our products help retailers control inventory flow, combine in-store, back office and supply chain solutions to enhance productivity and increase customer satisfaction. We also provide industry-specific solutions across retail segments including customer-facing technology to increase customer loyalty, retention and sales. Examples of our solutions in the retail sector include the following:

•	wireless handheld scanners that enable cashiers to quickly scan items;

•	mobile handheld computers that contain bar code scanners, imagers and RFID readers that interface with wireless networks and software applications for order entry, price management, mobile point of sale, inventory management and other in-store tasks;

•	kiosks that enable customers to self-scan items, verify prices and participate in gift registries; and

•	the Symbol Portable Shopping Systemtm, a mobile self-checkout solution that allows customers to scan purchases as they shop with lightweight, ergonomic handheld devices, giving them product data, a running total of their purchases, targeted promotional offers and access to other customer services.

TRAVEL AND TRANSPORTATION

Our travel and transportation mobility solutions are designed to enable companies to manage inventory in motion, improve pick-up and delivery planning, improve turnaround times, drive more stops per trip to lower fleet and driver requirements, improve margins by lowering operating costs and enhance regulatory compliance. Examples of our solutions in the transportation and logistics sector include the following:

•	systems to provide detailed, real-time information about fleet and delivery activities to provide greater control of transportation resources and to improve visibility into shipments;

•	in-vehicle systems that capture and transmit real-time information on driver performance, routes taken and hours worked;

•	handheld computers that capture pick-up and delivery information and transmit data to a central computer so that inventory is optimally assigned to the appropriate transportation asset;

•	mobile computers to permit workers to receive delivery schedules at the beginning and throughout a work shift;

•	handheld systems to allow drivers to print delivery confirmation slips for customers at the point-of-delivery and instantly send data messages such as service completions or receive new pick-up assignments; and

•	wearable mobile computers and wireless ring scanners to read bar codes on packages passing on a conveyer belt, affording hands-free sorting in the routing of parcels and packages.

WHOLESALE AND DISTRIBUTION

Our solutions are designed to help distributors track inventory, reduce errors, improve productivity and increase asset visibility. As a result, distributors are enabled to reduce their order fulfillment cycle to increase speed to market in a cost-efficient manner. Examples of our solutions in the wholesale and distribution sector include the following:

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

GOVERNMENT

Our solutions are designed to help government agencies operate more efficiently and effectively, generate and capture revenue and better serve their constituents. Examples of our solutions in the government sector include the following:

•	mobile computers and portable printers for use in parking enforcement;

•	mobile computers for use by police officers on patrol to collect and communicate vital data from accident sites, roadside vehicle inspection sites and crime scenes;

•	wireless networks, handheld computers and bar code scanners that serve as building blocks for public safety and security applications;

•	RFID-enabled mobile computers to track shipping containers as they move across borders;

•	scanners used in correctional facilities to manage the movement of prison inmates from facility to facility, manage access to phones, track activities and register release dates; and

•	data capture, mobile computing, wireless networks, and RFID solutions for government entities engaged in retail, transportation & logistics, wholesale & distribution, healthcare and field mobility activities.

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

SALES AND MARKETING

We market our products domestically and internationally through a variety of distribution channels, including a direct sales force, original equipment manufacturers, solution providers (“SPs”), business partners (“BPs”), authorized resellers (“ARs”) and distributors. SPs, BPs and ARs integrate and sell our products to customers while also selling to those customers other products or services not provided by Symbol. Our sales organization includes offices located throughout the United States and in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Dubai, Finland, France, Germany, Hong Kong, Ireland, Italy, India, Japan, Korea, Malaysia, Mexico, New Zealand, The Netherlands, Norway, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom, among others.

We have contractual relationships and strategic alliances with unaffiliated resellers and distributors as described above. Through these relationships, we are able to broaden our distribution network and participate in industries other than those serviced by our direct sales force.

In 2005, we continued to increase our focus on our indirect channel strategy through our PartnerSelecttm program, which is designed to enhance the capabilities of our resellers and distributors and our relationships with them. We believe that this program has enabled us to better leverage our partners in meeting customer demand as demonstrated by the increase of orders through our resellers and distributors from approximately 46% of our total hardware product orders for the year ended 2002 to approximately 74% of our total hardware product orders for the year ended December 31, 2005. Our goal is to have over 80% of our hardware products ordered through these resellers and distributors. We have been recognized by VARBusiness magazine as one of North America’s top information technology vendors for the breadth and depth of our channel reseller and distributor program offerings.

We believe our continued focus on our reseller channel strategy and the PartnerSelecttm Program will allow us to leverage our Selling, General & Administrative (“SG&A”) cost structure over time without materially impacting our gross margins. With respect to SG&A, we believe we are able to benefit from our channel leveraged cost structure for distribution. The benefits to our cost structure of leveraging our channel for distribution primarily relate to reducing the amount of overhead we require to sell and distribute our products by acting as an aggregation point.

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

The following table sets forth certain information as to international revenues of Symbol(1):

	Year Ended December 31,
	2005	2004	2003
	(In millions)

Area
EMEA(2)	$484.4	$487.2	$438.6
Asia Pacific	132.7	128.7	112.6
Other(3)	123.7	87.7	92.9

Total	$740.8	$703.6	$644.1

(1)	See Note 18 of the Notes to the Consolidated Financial Statements included elsewhere herein.

(2)	Europe, Middle East, and Africa.

(3)	Includes the non-U.S. countries in The Americas.

ACQUISITIONS

Symbol Brazil

During 2002, we entered into an agreement with the owners of Seal Sistemas e Technologia da Informacao Ltda. (“Seal”) resulting in the creation of a majority-owned subsidiary of Symbol that would serve as the Brazilian distributor and customer service entity (“Symbol Brazil”). On January 10, 2004, the parties amended this transaction, whereby Symbol purchased an additional 34% ownership interest of Symbol Brazil, bringing ownership to 85% of Symbol Brazil. Under the terms of the relevant agreements, Symbol Brazil had its entity form changed into a corporation. In August 2005, the Company purchased the remaining minority shareholders’ interest in Symbol Brazil and recorded additional goodwill of $1.255 million. In addition, the minority shareholders can have the potential to earn an additional $2.4 million if Seal and Symbol Brazil meet certain revenue targets.

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

We expended (including overhead charges) approximately $105.3 million, $125.1 million and $108.8 million for research and development during the years ended December 31, 2005, 2004, and 2003, respectively. These amounts are included as a component of engineering in the consolidated statements of income included elsewhere herein.

COMPETITION

The business in which we are engaged is highly competitive and acutely influenced by advances in technology, industry standards, product improvements and new product introduction and price competition. Many firms are engaged in the manufacture and marketing of products in bar code reading equipment, wireless networks and mobile computing devices. Numerous companies, including present manufacturers of scanners, lasers, optical instruments, microprocessors, wireless networks, notebook computers, handheld devices and telephonic and other communication devices have the technical potential to compete with us. Many of these firms have far greater financial, marketing and technical resources than we do. We compete principally on the basis of performance and the quality of our products and services, as well as our vertical market depth in our core markets.

We believe that our principal competitors are Casio, Inc., Cisco Systems, Inc., Datalogic S.P.A., Fujitsu, Ltd., Hand Held Products, Inc., Hewlett-Packard Company, Intermec, Inc., LXE Inc., Matsushita Electric Industrial Co., Ltd., Metrologic Instruments, Inc., Motorola, Inc., NCR Corporation, DENSO Corporation, Opticon, Inc., Proxim, Inc., PSC, Inc. and Psion Teklogix, Inc.

DEPENDENCE ON A GROUP OF CUSTOMERS

We are not dependent on any single customer, the loss of which would have a material adverse effect on our business. However, there are sales to one of our distribution partners that accounts for 18% of our annual sales. In addition, none of our segments is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on any of our segments.

SEASONALITY

We do not believe that sales in either of our segments is seasonal; however, within our Product Segment, certain product divisions may experience sales seasonality.

PAYMENT TERMS

We offer industry standard payment terms and generally do not grant extended payment terms.

PATENT AND TRADEMARK MATTERS

We file domestic and foreign patent applications to support our technology position and new product development. Our intellectual property includes more than 910 U.S. patents and more than 680 international patents. We have also filed additional patent applications in the U.S. Patent and Trademark Office as well as in foreign patent offices. We will continue to file patent applications, both United States and foreign, to cover our most recent research developments in the scanning, information collection and network communications fields. An important scanner-integrated computer patent expired in July 2005 and a number of our patents covering handheld laser scanning technology have expired in recent years. Due to the expiration of these patents, we may see increased competition in handheld trigger combined bar code readers. Notwithstanding the expiring patents, we believe that our extensive patent portfolio will continue to provide us with some level of competitive advantage.

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

We have received and have currently pending third party claims and in the future may receive additional notices of such claims of infringement of other parties’ rights. In such event, we have and will continue to take reasonable steps to evaluate the merits of such claims and take such action as we may deem appropriate, which action may require that we enter into licensing discussions, if available, and/or modify the affected products and technology, or result in litigation against parties seeking to enforce a claim which we reasonably believe is without merit. We have been involved in such litigation in the past, are currently involved in such litigation and additional litigation may be filed in the future. Such parties have and are likely to claim damages and/or seek to enjoin commercial activities relating to our products or technology affected by such parties’ rights. In addition to subjecting us to potential liability for damages, such litigation may require us to obtain a license in order to manufacture or market the affected products and technology. To date, such activities have not had a material adverse affect on our business and we have either prevailed in all litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent would be made available on commercially acceptable terms, if at all. A failure to obtain such licenses could have a material adverse effect on our business, results of operations or financial condition. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been and is likely to continue to be significant litigation in the industry regarding patent and other intellectual property rights. For a description of certain of our intellectual property litigation, see “Item 3. Legal Proceedings — Pending Patent Trademark and Breach of Contract Litigation.”

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

Our RF mobile computing product line includes various models, all of which intentionally transmit radio signals as part of their normal operation. Certain versions of our handheld computers utilize spread spectrum radio technology. We have obtained certification from the FCC and other countries’ certification agencies for our products that utilize this radio technology. Users of these products in the United States do not require any license from the FCC to use or operate these products. Some of our products transmit narrow band radio signals as part of their normal operation.

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

In January 2003, the European Union (“EU”) issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. EU governments were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with the directive, the “WEEE Legislation”), and certain producers are to be financially responsible under the WEEE Legislation beginning in August 2005. The EU has issued another directive that requires electrical and electronic equipment placed on the EU market after July 1, 2006 to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants. EU governments were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, the “RoHS Legislation”). Based upon current information available to us, we believe we will be able to comply with these regulations within the applicable time periods. However, if we do not comply with these directives, we may suffer a loss of revenue, be unable to sell in certain markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Similar legislation could be enacted in other jurisdictions, including in the United States. Costs to comply with the WEEE Legislation, RoHS Legislation and/or similar future legislation, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs and insurance costs. We may be required to take additional reserves for costs associated with compliance with these regulations.

EMPLOYEES

As of February 28, 2006, we had approximately 5,200 full-time employees. Of these, approximately 2,400 were employed in the United States. Symbol also employs temporary production personnel. None of our U.S. employees are represented by a labor union. Some of our employees outside of the United States are represented by labor unions. We consider our relationship with our employees to be good.

MARKET AND INDUSTRY DATA

In this section of the report, we rely on and refer to information and statistics regarding the industries and the sectors in which we compete. We obtained this information and these statistics from various third-party sources. We believe that these sources and the estimates contained therein are reliable, but have not independently verified them. Such information involves risks and uncertainties and is subject to change based on various factors, including those discussed under the caption “Risk Factors” beginning on page 17 of this report.

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

You may also read and copy materials that we have filed with the Commission at the Commission’s Public Reference Room located at 100 F Street Street, N.E., Room 1580, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the Public Reference Room. In addition, the Commission maintains as Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov.

Item 1A.  Risk Factors.

Set forth below are important risks and uncertainties that could have a material adverse effect on Symbol’s business, results of operations and financial condition and cause actual results to differ materially from those expressed in forward-looking statements made by Symbol or our management.

Risks relating to SEC and United States Attorney’s Office investigations

We recently settled separate investigations by the Securities and Exchange Commission (the “SEC”) and the United States Attorney’s Office for the Eastern District (the “Eastern District”) relating to the accounting misconduct of our prior management. A violation of these settlement agreements could result in further prosecution by the SEC and the Eastern District.

On June 3, 2004, we announced that the SEC and the Eastern District concluded separate investigations relating to certain of our prior accounting practices and the prior administration of certain of our stock option plans. These investigations arose in response to an inquiry from the SEC in 2001. As a result of the SEC inquiry, we conducted an initial internal investigation in May 2001, with the assistance of a law firm. We subsequently discovered that this investigation was hindered by certain of our former employees. As a result of the actions by these former employees, the SEC expressed dissatisfaction with the investigation. In March 2002, we undertook a second internal investigation that lasted approximately 18 months, with the assistance of a different law firm and an independent forensic accounting team. The results of that internal investigation gave rise to the restatement of our financial statements that affected our selected data for 1998, 1999, 2000 and 2001, our financial statements for the years ended December 31, 2000 and 2001 and our unaudited selected quarterly information for each of the four quarters in 2001 and the first three quarters of 2002.

We have resolved the investigations by the SEC and the Eastern District and have entered into a settlement agreement with the SEC, in connection with which we were issued an injunction, and a non-prosecution agreement with the Eastern District. As previously disclosed in our filings with the SEC, we have engaged outside counsel to assist with the investigation of the events leading to the discrepancies discovered at our company-owned distribution facility in November 2004 and in responding to requests made by the Eastern District and the SEC regarding this matter, including whether we have complied with the injunction issued in connection with the June 2004 settlement with the SEC and non-prosecution agreement with the Eastern District. In addition, we and two of our former officers have recently been named as defendants in the class action lawsuits alleging that we violated the federal securities laws by issuing statements concerning our prospects, financial results and financial controls that were allegedly false and misleading. There can be no assurance that these events will not give rise to an enforcement action or other proceeding brought by the Eastern District or the SEC. If we are found to have violated the injunction issued in connection with the June 2004 settlement with the SEC or the non-prosecution agreement with the Eastern District or if we commit other violations, such as accounting offenses that were not the subject of the investigations, we have waived defenses that may have otherwise been available to us, including the statute of limitations, and will be subject to prosecution for any offense, including any offense that was the subject of the non-prosecution agreement. This could have a material adverse effect on us.

Pending litigation relating to the accounting misconduct of our prior management could generate negative publicity for us. This could result in a decline in our stock price and cause you to lose part of your investment.

In March and June 2003 and February 2005, Robert Asti, our former Vice President — North America Sales and Service — Finance, Robert Korkuc, our former Chief Accounting Officer, and Brian Burke, our former Senior Vice President of Worldwide Operations and Chief Accounting Officer, respectively, pled guilty to two counts of securities fraud in connection with the government investigations described above. The SEC has filed civil complaints against Messrs. Asti, Korkuc and Burke based upon similar facts. Since June 2004, the Eastern District has announced that five additional former employees, including Leonard Goldner, our former Executive Vice President and General Counsel, have pled guilty to various conspiracy charges.

The guilty pleas of the eight individuals mentioned above; the resolution of these civil complaints with the SEC; the continued prosecution by the Eastern District of Tomo Razmilovic and three other members of our former management team; or the SEC’s filing of complaints against eleven members of our former management team for securities fraud and other violations of the federal securities laws could generate negative publicity for us and result in a decline in our stock price.

In addition, we and a number of our former officers have recently been named as defendants in class action lawsuits alleging we violated the federal securities laws by issuing statements concerning our prospects, financial results and financial controls that were allegedly false and misleading. More recently, we and eleven of our current and former officers and directors have been named as defendants in a derivative lawsuit alleging that we breached our fiduciary duties by failing to implement initiatives to improve our internal controls. We intend to vigorously defend each of these lawsuits. These matters are in their early procedural stages, and thus we are unable to predict the likelihood or range of potential liability or the potential financial impact of our future operations if we are not able to successfully defend or settle these cases. As a result of these lawsuits, we may be subject to additional securities class action litigation. Also, we are unable to predict the effect that these pending lawsuits, or similar lawsuits filed against us in the future, may have on our business, financial condition, results of operations and stock price. See “Item 3. Legal Proceedings.”

Our indemnification of our former management obligates us to indemnify and advance legal expenses to them, including with respect to the pending criminal and civil litigation for accounting misconduct, in accordance with the terms of our certificate of incorporation, bylaws, other applicable agreements and Delaware law. Our insurance coverage is not sufficient to cover our liabilities related to such litigation and the settlement of the securities fraud class action lawsuits. We have incurred, and will continue to incur, material expense to satisfy such obligations, which could have a material adverse effect on our results of operations, financial position and cash flows.

We are obligated to indemnify and advance legal expenses to our former directors, officers or employees in accordance with the terms of our certificate of incorporation, bylaws, other applicable agreements and Delaware law. Our certificate of incorporation and bylaws provide for the indemnification of our directors and officers to the fullest extent permitted under Delaware law. Under Delaware law, we may generally indemnify directors, officers and other employees against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement in connection with specified actions, suits and proceedings, whether civil, criminal, administrative or investigative (other than in derivative actions), if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful. We have settled all claims relating to the indemnification and payment of legal expenses for our former directors, officers and employees with our insurance carriers for $10.2 million. Since the final settlement of all claims against our former directors, officers and employees will exceed $10.2 million, we are be obligated to pay such excess amount, which could have a material adverse effect on our results of operations, financial position and cash flows.

We do not expect our insurance coverage to cover our total liabilities and related litigation costs in the actions discussed above, and in the litigations discussed in our periodic filings with the SEC, and the total liabilities and costs are still uncertain. On August 3, 2005, we tendered 7.7 million shares related to the class action settlement. The plaintiffs have yet to specify the amount of damages being sought in the civil actions against our former management and our former board of directors, and, therefore, we are unable to estimate what our ultimate liability under our indemnification obligations in such lawsuits may be. Our indemnification obligations discussed above may have a material adverse effect on our results of operations, financial condition and cash flows.

A failure to implement effectively and efficiently our plan to remediate deficiencies in our internal controls and procedures could result in accounting errors and in violations of our settlement agreement with the SEC and our non-prosecution agreement with the Eastern District.

As previously reported in our Form 10-K for the fiscal year ended December 31, 2003, we reported that a material weakness existed related to the manner in which we processed transactions to record revenue. Additionally, we reported that deficiencies existed relating to the adequacy and timeliness of account reconciliations, formalized worldwide policies and procedures, the amount of manual journal entries required to record transactions and the updating of documents with customers. We also reported that for the fiscal year ended December 31, 2002, we had other material weaknesses that have since been remediated.

In addition, in November 2004, during our inventory testing (including a planned physical inventory at a company-owned distribution center), two unrelated errors were discovered. These errors were the result of two discrete events. One event involved inaccurate inventory levels reported to us by a large distribution partner. The under-reported inventory levels resulted in us inaccurately reporting $3.3 million in revenues in our earnings release on October 26, 2004 for the three and nine month periods ended September 30, 2004. This was an oversight on the part of the distribution partner, which made us aware of the reporting error as soon as it was discovered. The second discrepancy was the result of errors that occurred at a company-owned distribution facility that serves one of our large retail customers. The distribution center relies on its own internal reporting system and misreported inventory. As a result of this second discrepancy, we over-reported revenue by $10.3 million for the three-and nine-month periods ended September 30, 2004 in our earnings release on October 26, 2004. Based on these findings, management believed there were significant deficiencies relating to the controls for receiving, shipping and ultimately reporting the amount of inventory. We have investigated the events leading to the discrepancies discovered at our company-owned distribution facility and have taken appropriate remedial actions. Additionally, we engaged outside counsel to assist with the investigation and in responding to requests made by the Eastern District and the SEC regarding this matter, including whether Symbol has complied with the injunction issued in connection with the June 2004 settlement with the SEC and non-prosecution agreements with the Eastern District. There can be no assurance that these events will not give rise to an enforcement action or other proceeding, or to the imposition of fines or other penalties, by the Eastern District or the SEC.

We have experienced material weaknesses in our internal controls in the past. If we fail to maintain an effective system of internal controls, we may not be able to provide timely and accurate financial statements. This could cause investors to lose confidence in our reported financial results and have a negative effect on the trading price of our securities.

As noted, in 2002 and 2003, we have identified a number of “material weaknesses” and “reportable conditions” in our internal financial controls. Some of these weaknesses resulted in errors in our historical financial statements, which in turn resulted in a restatement of our financial statements that affected our selected data for 1998, 1999, 2000 and 2001, our financial statements for the years ended December 31, 2000 and 2001 and our unaudited selected quarterly information for each of the four quarters in 2001 and the first three quarters of 2002.

In order to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, we instituted a substantial remediation process during 2003 and 2004. This process has enabled our management to conclude that our system of internal accounting control was effective as of December 31, 2004 and 2005. However, these remediation efforts are not automated and required a number of back-end reconciliation and detect controls. These processes are manually intensive and require skilled accounting resources in order to be effective. Until we are able to develop an automated process for internal accounting controls, our continued compliance with Section 404 of the Sarbanes-Oxley Act of 2002 will require maintenance of skilled accounting resources. In general, the recruitment and retention of skilled accounting resources is particularly difficult in today’s environment.

Additionally, we are required to file with the SEC an attestation report of our auditors on our management’s assessment of and operating effectiveness of internal controls. If a material weakness were identified with respect to our internal control over financial reporting, we would not be able to conclude that our internal controls over financial reporting were effective, which could result in the inability of our external auditors to deliver an unqualified report, or any report, on our internal controls. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effective on the trading price of our securities.

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

We have made significant investments to develop enterprise mobility products because we believe enterprise mobility is a new and developing market in the information technology industry. One example of our investments was our acquisition in 2004 of Matrics, Inc. (“Matrics”), a leader in developing EPC-compliant RFID systems. If the RFID market or other markets in which we are investing do not grow, retailers and consumers do not react enthusiastically to enterprise mobility, we are unable to sell our enterprise mobility products and services at projected rates or the market adopts a standard for RFID technology that is different than that offered by Matrics, then there could be a material adverse effect on our business and operating results. Our efforts in enterprise mobility are also dependent, in part, on applications developed and infrastructure deployed by third parties. If third parties do not develop robust, new or innovative applications or create the appropriate infrastructure for enterprise mobility products and offer them to us or our customers on commercially reasonable terms, then there could be a material adverse effect on our business and operating results.

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

Our current business and operating plan assumes that economic activity in general, and information technology (“IT”) spending in particular, will at least remain at current levels; however, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. Our business is especially affected by the economic success of the retail sector, which accounts for a significant portion of our business, and our results of operations may be adversely affected if the global economic and market conditions in the retail sector do not improve. For the year ended December 31, 2005, direct sales to the retail sector accounted for approximately 15% of our total revenue and approximately 58% of our direct sales. In addition, our reseller customers sell our products to the retail sector, which may represent a substantial portion of our reseller customers’ sales. If interest rates rise, consumer demand could be further dampened and related retail IT spending may be reduced.

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

Although the RFID market is at the early stages of development, we paid a significant premium for Matrics because we believe that EPC-based technology will be a material area of investment for our customers in our retail, manufacturing, transportation and logistics, wholesale distribution, healthcare and government vertical markets. We believe that Matrics is an early market leader with its commercial tag and reader products based on its trial deployments and full implementations with its customers in retail, transportation, healthcare, and government vertical markets. Our goal is to obtain a significant share of the market by combining our expertise in sales and support for enterprise mobility solutions along with our engineering resources and the Matrics expertise in this emerging market, which is a market that is projected to grow rapidly in the next three to five years. We currently believe that the costs we will incur during the product life cycle for both existing technology and future, replacement RFID technology will be consistent with the expenditures we have incurred in developing and maintaining our existing enterprise mobility solutions.

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

The enterprise mobility industry is highly competitive, and competitive pressures from existing and new companies may have a materially adverse effect on our business, revenues, growth rates and market share.

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

A substantial portion of our revenue has been generated from sales outside the United States. For the year ended December 31, 2005, non-U.S. sales accounted for 42% of our revenue. We also manufacture most of our products outside the United States, and we anticipate that an increasing percentage of new products and subassemblies will be manufactured outside the United States. These sales and manufacturing activities are subject to the risks of foreign operations, including the following:

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

If a large number of our obligors located in a foreign country experience any of the above-mentioned conditions, or other conditions, or if we otherwise experience a significant increase in the length of our receivables collection periods or the amount of our uncollected receivables, we may experience a material adverse effect on our earnings and financial condition. At December 31, 2005, our percentage of non-U.S. receivables was approximately 43%. In addition, at December 31, 2005, our percentage of doubtful accounts for customers outside the United States was approximately 42% of our total allowance for doubtful accounts.

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

Most of our equipment sales in Western Europe and Asia are billed in foreign currencies and are subject to currency exchange fluctuations. In prior years, changes in the value of the U.S. dollar compared to foreign currencies have had an impact on our sales and margins. We have a formal policy that permits the use of financial instruments to manage and reduce the impact of changes in foreign currency exchange rates that may arise in the normal course of our business. This policy prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes. However, we cannot predict the direction or magnitude of future currency fluctuations. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our results of operations and impair our financial condition. For example, we purchase a large number of parts, components and third-party products from Japan. The value of the yen in relation to the U.S. dollar strengthened during 2003, 2004 and 2005. If the value of the yen continues to strengthen relative to the dollar, there could be a material adverse effect on our results of operations.

We enter into forward foreign exchange contracts and foreign currency loans principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During 2003, 2004 and 2005, the principal transactions hedged were short-term intercompany sales. The periods of the forward foreign exchange contracts and foreign currency loans correspond to the periods of the hedged transactions.

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

For the year ended December 31, 2005, 62% of our product cost of revenue can be attributed to our facility in Reynosa. Approximately 60% of the products manufactured in this facility represent mobile computer products and approximately 40% represent scanners and RFID products. In the past, we have experienced manufacturing problems in the ordinary course of business, such as equipment breakdowns and short-term employee shortages, that have caused delivery delays. While these past delays have not been material, we may experience material production difficulties and product delivery delays in the future as a result of the following:

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

While components and supplies are generally available from a variety of sources, we currently depend on a limited number of suppliers for several components for our equipment, and certain subassemblies and products. Some components, subassemblies and products are purchased from a single supplier or a limited number of suppliers. For example, we have a long-term strategic relationship with Olympus Optical, Inc. of Japan pursuant to which Olympus and Symbol jointly develop selected products that are manufactured by Olympus exclusively for sale by us in the field of our business and prospective businesses. The percentage of our product sales that include products or contain components manufactured by Olympus historically has ranged from approximately 10% to 20% in any given quarterly period. We have estimated that the temporary adverse impact if we lost Olympus as a manufacturer would be approximately 40% of the product sales that include products or contain components manufactured by Olympus or a temporary adverse impact of approximately 4% to 8% of total product sales. In addition, for certain components, subassemblies and products for which we may have multiple sources, we are still subject to significant price increases and limited availability due to market demand for such components, subassemblies and products. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts, which had an adverse impact on our business. While we have entered into contracts with suppliers of parts that we anticipate may be in short supply, there can be no assurance that additional parts will not become the subject of such shortages or that such suppliers will be able to deliver the parts in fulfillment of their contracts. In addition, on occasion, we increase our component inventory in anticipation of supply shortages, which may result in our carrying excess or obsolete components if we do not properly anticipate customer demand and could have a material adverse effect on our business and results of operations.

If shortages or delays exist, we may not be able to secure an adequate number of components at reasonable prices and acceptable quality and, therefore, may not be able to meet customer demand for our products, which could have a material adverse effect on our business and results of operations. Although the availability of components did not materially impact our business in 2003, 2004 or 2005, we cannot predict when and if component shortages will occur.

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

We must manage inventory effectively, particularly with respect to sales to distributors. Our gross inventory at the end of 2003 was $322.2 million with an estimated valuation allowance of $109.3 million or 33.9%. As of December 31, 2005, gross inventory has been reduced to $231.3 million with an estimated valuation allowance of $49.1 million or 21.2%. Management, during this time period, has improved its management of inventory, particularly its management of its supply chain as well as through its distribution channel. However, distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. If we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in a lower gross margin.

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

We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. There can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. Furthermore, there can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In addition, an important scanner-integrated computer patent expired in July 2005. In each case, our ability to compete and to receive licensing revenues could be significantly impaired. To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in such action. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. Furthermore, the laws of certain countries in which our products are or may be licensed do not protect our proprietary rights to the same extent as the laws of the United States.

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

In January 2003, the European Union (“EU”) issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. EU governments were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with the directive, the “WEEE Legislation”), and certain producers are to be financially responsible under the WEEE Legislation beginning in August 2005. The EU has issued another directive that requires electrical and electronic equipment placed on the EU market after July 1, 2006 to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants. EU governments were required to enact and implement legislation that complies with this directive by August  13, 2004 (such legislation together with this directive, the “RoHS Legislation”). If we do not comply with these directives, we may suffer a loss of revenue, be unable to sell in certain markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Similar legislation could be enacted in other jurisdictions, including in the United States. Costs to comply with the WEEE Legislation, RoHS Legislation and/or similar future legislation, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs and insurance costs. We have taken and will also be required to take additional reserves for costs associated with compliance with these regulations. We cannot assure you that the costs to comply with these new laws, or with current and future environmental and worker health and safety laws will not have a material adverse effect on our results of operation, expenses and financial condition.

If we are unable to recruit and retain key employees, this could affect our ability to successfully grow our business.

In order to be successful, we must retain and motivate our executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts rely on hiring and retaining qualified engineers. Attracting and retaining skilled solutions providers in the IT support business and qualified sales representatives are also critical to our success. As previously disclosed, three of our senior executives recently resigned.

Experienced management and technical, marketing and support personnel in the information technology industry are in high demand, and competition for their talents is intense. The loss of, or the inability to recruit, key employees could have a material adverse effect on our business.

Covenants in our credit facility may limit our ability to operate our business, which in turn could adversely affect our earnings and financial condition, and may limit our ability to take advantage of potential business opportunities as they arise.

Our credit facility contains covenants that restrict our ability to make distributions or other payments to our investors and creditors unless we satisfy certain financial tests or other criteria. We must also comply with certain specified financial ratios and tests. Our material U.S. subsidiaries are subject to similar restrictions which may restrict their ability to make certain distributions to us. Our credit facility contains additional affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, limitations to entering into certain acquisitions, limitations on making capital expenditures, limitations on payment of dividends and limitations on repurchases of common stock under the employee stock purchase program. All of these restrictions could affect our ability to operate our business, which in turn could adversely affect our earnings and financial condition, and may limit our ability to take advantage of potential business opportunities as they arise.

If we do not comply with these covenants and restrictions, we would be in default under our credit facility, and the debt incurred thereunder, together with accrued interest, could then be declared immediately due and payable. If we default under our credit facility, the lenders could cause all of our outstanding debt obligations under our credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness under our credit facility or prevent us from making debt service payments on our other indebtedness. If we are unable to repay any borrowings when due, the lenders under our credit facility could proceed against their collateral, which includes most of the assets we own. In addition, any default under our credit facility could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions. If the indebtedness under our credit facility and our other debt instruments is accelerated, we may not have sufficient assets to repay amounts due under our credit facility or indebtedness under our other debt instruments. Our ability to comply with these provisions of our credit facility may be affected by changes in the economic or business conditions or other events beyond our control.

As of June 30, 2005, we were not compliant with all financial covenants due to the corporate restructuring and settlement of the SAILS transaction. On June 30, 2005, we received a waiver and amendment from our lenders due to our settlement of the SAILS transaction, which was prohibited under the original credit agreement. This waiver and amendment also permitted us to exclude the termination payments related to the SAILS settlement from interest expense when calculating covenants. On August 2, 2005, we received an additional waiver and amendment from our lenders due to our failure to comply with the fixed charge covenant caused by the restructuring charges booked in the second quarter, and to be recorded in the third and fourth quarter of 2005, allowing us to exclude the 2005 restructuring charges from the fixed charge covenant calculation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Existing indebtedness” included elsewhere herein.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table states the location, primary use and approximate size of all of our principal plants and facilities and the duration of our tenancy with respect to each facility.

Location	Principal Use	Size (square feet)	Tenancy/Ownership

One Symbol Plaza	World Headquarters	299,000	Owned
Holtsville, New York
5400 George McVay Drive	Distribution Facility	334,000	Owned
McAllen, Texas
Avenida Industrial Rio	Manufacturing	296,000	Owned
San Juan Mz-9-L-4,
Parque Del Norte
Reynosa, Tamaulipas
Mexico
116 Wilbur Place	Operations Offices,	90,000	Owned
Bohemia, New York	Labs
6480 Via Del Oro,	Network Systems	102,139	Leased: expires
Valley Oak Technology Campus San Jose, California	Engineering, Marketing		August 31, 2009
1220 Don Haskins Drive	Customer Service Center	62,907	Leased: expires
El Paso, Texas	and Warehouse		December 31, 2007
Symbol Place,	EMEA Headquarters,	55,533	Leased: expires
100 Berkshire Place, Winnersh Triangle Winnersh, United Kingdom	Marketing and Administration and United Kingdom Headquarters		December 31, 2012
Avenida Valle del	New Facility	78,533	Leased: expires
Cedro #1310 Parque Industrial Intermex, Cd Juarez Chih, Mexico			February 28, 2015
Technology Park	Customer Service and	102,153	Leased: expires
Technicka 15, Brno 61600 Czech Republic	Shared Financial Services		June 30, 2014
RMZ Ecospace Block 3B	Engineering	77,900	Leased: expires
Outer Ring Road Bangalore, India			October 13, 2009

In addition to these principal locations, we lease other offices throughout the world, ranging in size from approximately 150 to 40,000 square feet.

Item 3.	Legal Proceedings.

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

In November 2002, we announced the unaudited, preliminary expected magnitude of the anticipated restatement of our financial statements, and updated that information on several occasions over the subsequent eleven months. Accordingly, the selected financial data for 1998, 1999, 2000 and 2001, financial statements for the years ended December 31, 2000 and 2001, and unaudited selected quarterly information for each of the four quarters of 2001 and the first three quarters of 2002 were restated in our 2002 Annual Report on Form 10-K/A. Additionally, beginning in mid-2002, we began assembling a new management team and appointing new board members.

On June 3, 2004, we announced that we resolved the investigation by the United States Attorney’s Office for the Eastern District of New York (“Eastern District”) relating to our past accounting practices by entering into a non-prosecution agreement with the Eastern District. As a result of this non-prosecution agreement, no criminal complaint will be filed against us. In addition, on June 3, 2004, we announced an agreement with the SEC to resolve allegations against us relating to our past accounting practices that were under investigation by the SEC. Pursuant to the agreements with the Eastern District and the SEC, we have paid a total of $37 million in cash to a restitution fund for members of the class consisting of purchasers of our common stock from February 15, 2000 to October 17, 2002, and $3 million to the United States Postal Inspection Service Consumer Fraud Fund. In addition to these payments, the non-prosecution agreement included an acknowledgement by us that between 1999 and 2002, as a result of the actions of certain of our former employees, we (a) violated federal criminal law in connection with accounting practices involving improper sales transactions, unsupported and fictitious accounting entries and the manipulation of our accounting reserves and expenses; and (b) filed and caused to be filed materially false and misleading financial statements and other documents with the SEC. As part of the non-prosecution agreement, we agreed to continue our cooperation with the Eastern District and the SEC, and to implement remedial measures, including, but not limited to, retaining an independent, government-approved examiner to review our internal controls, financial reporting practices and our compliance with the settlement agreements and establishing and maintaining an annual training and education program designed to diminish the possibility of future violations of the federal securities laws. If we violate the injunction issued in connection with the settlement with the SEC, the agreement with the Eastern District or commit or attempt to commit other violations, such as accounting offenses that were not the subject of the investigations, we will be subject to federal criminal charges. Pursuant to the non-prosecution agreement we have waived certain defenses that may have otherwise been available to us in the event of a federal criminal charge, including the statute of limitations, and will be subject to prosecution for any offense, including any offense related to our past accounting practices. In addition, in the event of a violation of the agreement and a federal criminal charge, statements that were made by or on behalf of us to the Eastern District, SEC and the Postal Inspection Service, including the acknowledgments of responsibility described above, will be deemed admissible in evidence and certain evidentiary rules will not be available to us. Pursuant to the agreement with the SEC, the SEC filed, and the court has approved, a Final Consent Judgment in the Eastern District of New York providing for injunctive relief, enjoining us from further violations of the antifraud, reporting, books and records and internal control provisions of the federal securities laws, and a civil penalty in the amount of $37 million as described above. We paid both the $37 million and the $3 million to the United States Postal Inspection Service Consumer Fraud Fund prior to June 30, 2004.

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

The non-prosecution agreement between us and the United States Attorney’s Office for the Eastern District of New York, described previously, provides that should we violate the agreement or commit a crime in the future, we would be subject to prosecution for any offense, including any offense related to our past accounting practices. We have retained outside counsel to investigate the facts and circumstances surrounding the erroneous numbers included in the October 26, 2004 press release. We have been cooperating with the informal requests made by the Eastern District and by the SEC regarding this matter, including whether we have complied with the injunction issued in connection with the June 2004 settlement with the SEC and non-prosecution agreement with the Eastern District. There can be no assurance that these events will not give rise to an enforcement action or other proceeding, or to the imposition of fines or other penalties, by the SEC or the Eastern District.

Securities Litigation Matters

On June 3, 2004, we announced our settlement of the Pinkowitz, Hoyle and Salerno class action lawsuits. Under the settlement, we agreed to pay to the class members an aggregate of $1.75 million in cash and an aggregate number of shares of common stock having a market value of $96.25 million subject to a minimum and maximum number of shares based upon the volume-weighted moving average trading price of our common stock for the five day period immediately prior to our payment of the common stock to the class (“Determined Price”, as defined).

The court held a fairness hearing regarding the settlement on October  4, 2004 and approved the fairness of the settlement by an order entered on October 20, 2004. On November 17, 2004, we delivered 586,533 shares, or 10% of the settlement amount (at $16.41 per share), as satisfaction of the plaintiffs’ attorneys’ fees incurred as of October 2004, pursuant to the court’s order. On July 21, 2005, the court entered a final distribution order authorizing the distribution of the shares to the class. The final Determined Price was calculated to be $11.606. As a result, Symbol was required to deliver 8,293,100 shares of our common stock pursuant to the settlement, which includes the 586,533 shares of common stock delivered in November 2004 as satisfaction of the plaintiffs’ attorneys fees. On August 3, 2005, we tendered 7,706,591 shares for distribution, which was the balance of the shares required to be issued under the court approved settlement, pursuant to the distribution instructions from the claims administrator.

In addition to the payments described above, the $37 million civil penalty imposed by the SEC, which we have already paid, will be distributed to the class. Also, as part of the settlement, Dr. Jerome Swartz, our co-founder and former chairman, paid $4 million in cash in 2004 to the class to settle the claims against him in the Pinkowitz and Hoyle class action lawsuits.

Waring v. Symbol Technologies, Inc., et al.

On August 16, 2005, a purported federal class action lawsuit was filed against Symbol and two of our former officers in the United States District Court for the Eastern District of New York by Robert Waring. Since the filing of the Waring action, several additional purported class actions have been filed against us and the same former officers making substantially similar allegations (collectively, the “New Class Actions”). The New Class Actions have been consolidated for all purposes and a Consolidated Amended Complaint will be filed after the appointment of a lead plaintiff. The plaintiffs in the New Class Actions allege that the defendants misrepresented that, in connection with settlements of earlier criminal and civil investigations, we had implemented processes to improve our internal controls when, in fact, our internal controls were insufficient. In addition, the plaintiffs in the New Class Actions allege that as a result of the insufficient internal controls, we violated the Securities Exchange Act of 1934 by issuing statements concerning our prospects, financial results and financial controls that were allegedly false and misleading. The plaintiffs allege that they were damaged by the decline in the price of our stock on August 1, 2005, the date we released our results for the second quarter of 2005. The complaints seek unspecified damages. A lead plaintiff has not been appointed, nor has the time for us and the other defendants to answer, move or otherwise respond been established. We intend to defend the suits vigorously.

Wietschner v. Symbol Technologies, Inc., et. al.

On September 23, 2005, a shareholder derivative action was filed in the United States District Court for the Eastern District of New York by Sam Wietschner, purportedly on our behalf, against eleven of our current or former officers or directors. We were also named as a nominal defendant in the action. The lawsuit alleges that, during the period May 2004 through August 2005, the defendants breached their fiduciary duties to us by failing to implement initiatives to improve our internal controls, even though we had previously acknowledged that our internal controls were lacking, had agreed to improve the internal controls in connection with settlements of earlier criminal investigations and civil litigation, and had disclosed to shareholders that improved internal controls had been implemented. According to the complaint, the failure to implement the improved internal controls harmed us by causing us to revise our financial statements for the first three quarters of 2004 and reduce our financial projections for 2005, thereby subjecting us to additional investigations by the SEC and securities class action litigation. The time for us and the individual defendants to answer, move or otherwise respond to the complaint has not yet expired.

Several additional purported shareholder derivative actions have also been filed in the United States District Court for the Eastern District of New York, including Lynch v. Symbol Technologies, Inc., et. al., Register v. Nuti, et al and Rosenski v Nuti, et al. The Wietschner, Lynch and Register actions have been consolidated for all purposes and a Consolidated Amended Derivative Complaint is expected to be filed in the near future. The Lynch, Register and Rosenski matters, in addition to allegations similar to those in Wietschner, assert that Mr. Nuti, our former Chief Executive Officer, engaged in illegal insider trading in December of 2004 while in possession of material, non-public information.

The time for us and the individual defendants to answer, move or otherwise respond to the complaint has not yet expired.

Shareholder Demand Letter

On February 14, 2006, the Chairman of our board received a letter from a shareholder making allegations similar to those stated in the Waring and Wietschner shareholder derivative actions noted above and demanding that the board take action to recover alleged damages resulting from the misconduct as alleged. The letter also requested that the board take other action to improve internal controls, corporate ethics and management effectiveness. The board is considering these demands but has not yet determined a course of action with respect to the demand letter.

Smart Media Litigation

Telxon v. Smart Media of Delaware, Inc.

On December 1, 1998, Telxon Corporation (“Telxon”) filed suit against Smart Media of Delaware, Inc. (“SMI”) in the Court of Common Pleas for Summit County, Ohio in a case seeking a declaratory judgment that Telxon did not contract to develop SMI’s products or invest approximately $3 million in SMI’s business and that it did not fraudulently induce SMI to refrain from engaging in business with others or interfere with SMI’s business relationships. On March 12, 1999, SMI filed its answer and counterclaim denying Telxon’s allegations and alleging counterclaims against Telxon for negligent misrepresentation, estoppel, tortious interference with business relationship and intentional misrepresentation and seeking approximately $10 million in compensatory damages, punitive damages, fees and costs. In addition, William Dupre, an individual employed by SMI at that time, asserted similar counterclaims against Telxon. In November 2000, Symbol acquired Telxon with these claims still pending.

On September 17, 2003, the jury awarded approximately $218 million in damages against Telxon, of which approximately $6 million was awarded to Mr. Dupre. On May 6, 2004, the court entered judgment against Telxon for approximately $218 million in damages, plus statutory interest from the date of the verdicts. Symbol and Telxon filed notices of appeal of these rulings and the related verdicts. Symbol and Telxon also deposited approximately $50 million into an interest-bearing court escrow account to stay execution of the judgment against both Symbol and Telxon pending resolution of the appeal.

On September 21, 2005, the Ohio Court of Appeals for the Ninth District reversed the judgment of the trial court against Symbol and Telxon. The decision set aside the trial court’s previous judgment, rendered on May 6, 2004. The plaintiffs appealed the Court of Appeals decision to the Ohio Supreme Court and on February 22, 2006, the Ohio Supreme Court declined to review the appeal. On February 28, 2006, Symbol and Telxon filed a motion seeking return of the $50 million and accrued interest deposited with the clerk of the court by Telxon and Symbol to secure the judgment.

Pending Patent, Trademark and Breach of Contract Litigation

Metrologic Instruments, Inc. v. Symbol Technologies, Inc.

On June 19, 2003, Metrologic Instruments, Inc. (“Metrologic”) filed a complaint against us in the United States District Court for the District of New Jersey, alleging patent infringement and breach of contract, and seeking monetary damages of $2.3 million (as of March 31, 2004) and termination of the cross-licensing agreement between the parties. We answered the complaint and asserted counterclaims for declaratory judgments of invalidity and noninfringement of Metrologic’s patents and for non-breach of the cross-licensing agreement. We moved for partial summary judgment to dismiss Metrologic’s breach of contract claim. On October 18, 2004, the Court granted Symbol’s motion for summary judgment on Metrologic’s breach of contract claim, and also granted Symbol leave to assert certain defenses. On October 25, 2004, Symbol asserted defenses of inequitable conduct with respect to Metrologic’s patents.

Discovery is ongoing. A Markman claim construction hearing is scheduled for March 27, 2006. A final pretrial conference is scheduled for August 3, 2006. Symbol intends to move for summary judgment. If the motion is denied in whole or in part, a jury trial is scheduled to commence on September 5, 2006, which Symbol will defend vigorously on the merits.

Metrologic Instruments, Inc. v. Symbol Technologies, Inc.

On May 25, 2005, we were served with a complaint filed by Metrologic in the United States District Court for the District of New Jersey, seeking a declaratory judgment that Symbol had materially breached the license agreement between us, and for damages for the alleged breach. The complaint asserts that Symbol did not have the right to cease royalty payments on certain devices Metrologic claims are covered by its patents. Symbol disputes that it breached the license agreement and that Metrologic’s patents cover Symbol’s devices, and has moved for judgment in its favor on the pleadings dismissing the complaint on the same basis as the Court’s decision in the previously-described case. On August 19, 2005, Metrologic moved for summary judgment that Symbol had breached the license agreement and that Metrologic was entitled to terminate it. Symbol has filed its opposition papers and Metrologic its reply papers. The motion is now under submission. The parties have jointly asked the Court for a stay of discovery pending a ruling on the motions.

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

The Lemelson Partnership had contacted many of the Auto ID Companies’ customers demanding a one-time license fee for certain so-called “bar code” patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. We had received many requests from our customers asking that we undertake the defense of these claims using our knowledge of the technology at issue, and the other Auto ID Companies have received similar requests. Certain of our customers had requested indemnification against the Lemelson Partnership’s claims from us, and certain customers of the other Auto ID Companies had requested similar indemnification from them, individually and/or collectively with other equipment suppliers. We believe that generally we had no obligation to indemnify our customers against these claims and that the patents being asserted by the Lemelson Partnership against our customers with respect to bar code equipment are invalid, unenforceable and not infringed.

On January 23, 2004, the court concluded that Lemelson’s patent claims are unenforceable under the equitable doctrine of prosecution laches; that the asserted patent claims as construed by the court are not infringed by us because use of the accused products does not satisfy one or more of the limitations of each and every asserted claim; and that the claims are invalid for lack of enablement even if construed in the manner urged by Lemelson. The court entered its judgment in favor of Symbol and the other Auto ID Companies on January 23, 2004. The Lemelson Partnership filed a notice of appeal on June  23, 2004. On September 9, 2005, the Appeals Court published its decision affirming the United States District Court of Nevada’s favorable decision. On September 23, 2005, the Lemelson Partnership filed a petition to the appeals court for a rehearing. Symbol filed a response to the petition arguing that a rehearing was unnecessary and inappropriate. On November 16, 2005, the appeals court issued an order granting the Lemelson Partnership’s petition for a rehearing for the limited purpose of clarifying and re-affirming the Court’s original opinion that the Lemelson Partnership’s patents at issue in this case are not enforceable.

Intermec IP Corp. v. Symbol Technologies, Inc. (formerly v. Matrics, Inc.)

On June 7, 2004, Intermec IP Corp., a subsidiary of Intermec Technologies Corporation (“Intermec”), filed suit against Matrics in the Federal District Court in Delaware asserting infringement of four patents owned by Intermec IP Corp. relating to RFID readers and RFID tags. The complaint against Matrics seeks payment of a “reasonable royalty” as well as an injunction against Matrics from infringing such patents. On September 9, 2004, Symbol consummated the acquisition of Matrics. Matrics was merged into Symbol on October 29, 2004.

On January 21, 2005, Matrics filed an Amended Answer and Counterclaim to which Intermec replied on February 4, 2005. On January 25, 2005, Matrics filed a motion to dismiss Intermec IP Corp.’s damages claims insofar as they seek damages for the period after October 29, 2004, the date on which Matrics was merged into

Symbol and ceased to exist. In the alternative, Matrics moved to substitute Symbol for Matrics as successor-in-interest to Matrics. Intermec IP Corp. initially opposed the motion, but subsequently withdrew its opposition to substituting Symbol for Matrics. Symbol filed an amended answer and counterclaims on April 6, 2005. On April 20, 2005, Intermec IP Corp. filed an Amended and Supplemental Complaint which formally substituted Symbol for Matrics as the defendant.

Effective as of August 15, 2005, Symbol and Intermec entered into two cross-license agreements. Additionally, effective as of September 1, 2005, Symbol and Intermec entered into a standstill and tolling agreement (the “Standstill Agreement”) (see below). As a result of those agreements, a stipulation of dismissal was ordered by the Court on September 26, 2005, dismissing all claims and counterclaims with prejudice and ending the litigation.

Symbol Technologies, Inc. v. Intermec Technologies Corporation

On March 10, 2005, Symbol filed a patent infringement suit against Intermec in the United States District Court for the District of Delaware, asserting infringement of four Symbol patents relating to wireless technology. On March 23, 2005, Intermec asserted counterclaims against Symbol for declarations that the Symbol patents were invalid and not infringed, and for alleged infringement of six Intermec patents. The Intermec patents relate to wireless scanners, signature capture technology and bar code readers with multi-tasking operating systems. Symbol responded to Intermec’s infringement claims on April 11, 2005 and asserted counterclaims seeking declarations that the Intermec patents were invalid and not infringed. By Order dated July 14, 2005, the United States District Court for the Western District of Wisconsin granted Intermec’s motion to transfer to Delaware a patent infringement case Symbol had filed against Intermec in that court. Symbol moved to consolidate the Wisconsin case with this case, which was granted by the Delaware Court without opposition by Intermec.

Pursuant to the Standstill Agreement referred to above, Symbol and Intermec agreed to a series of “Standstill Periods”. During the First Standstill Period, the parties agreed to engage in good faith settlement negotiations to resolve all patent disputes between the companies. The parties agreed to forbear from filing or prosecuting any new claims against each other and to ask the Court to stay litigation activity for 90 days. The First Standstill Period expired on November 30, 2005. A Second Standstill Period extended from December 1, 2005 through February 28, 2006. Because the parties did not settle during the First Standstill Period, they were free to resume the pending litigations during the Second Standstill Period. In addition, Intermec is free during the Second Standstill Period to assert the International Trade Commission (“ITC”) patents or other patents. A Third Standstill Period commenced on March 1, 2006. Any and all claims can be asserted by either party during the Third Standstill Period except the parties have agreed not to seek any type of expedited relief during the Third Standstill Period. The Standstill Agreement expires by its terms on September 1, 2007, unless otherwise extended by the parties.

Pursuant to the Standstill Agreement, the parties jointly asked the Court to extend the schedule in this case as well as in the case that was transferred from Wisconsin. On September 20, 2005, the Court entered a new scheduling order in the consolidated cases. When it became apparent that the disputes between Intermec and Symbol would not be resolved by the end of the first Standstill Period, on December 12, 2005, the parties filed a stipulated motion to extend the schedule set by the Court. On December 14, 2005, the Court denied the motion, and instead stayed the litigation pending the outcome of the mediation between the parties which is now scheduled for early March 2006. The Court scheduled a telephonic status conference for April 13, 2006, to discuss the status of the litigation and a new schedule, if necessary.

The parties are currently negotiating an amendment to the Standstill Agreement which, if executed, will have the following new dates: The First Standstill Period will expire March 31, 2006; the Second Standstill Period will expire June 30, 2006; the Third Standstill Period will expire December 31, 2007; and the Termination Date will be December 31, 2007.

Symbol Technologies, Inc. v. Intermec Technologies Corporation

On March 10, 2005, Symbol commenced an action against Intermec in the United States District Court for the District of Delaware seeking a declaratory judgment that Symbol had the legal right to terminate an OEM Supply Agreement between the parties (the “Agreement”), and that Symbol had not breached the Agreement by so doing. Symbol had given Intermec notice on March 9, 2005 that it would terminate the Agreement in accordance with its terms, such termination to be effective April 9, 2005. On March 23, 2005, Intermec asserted counterclaims against Symbol for a declaratory judgment that Symbol did not have the right to terminate the Agreement, and for alleged breach of the Agreement by Symbol. Intermec seeks unspecified damages for alleged breach of the Agreement. On May 17, 2005, Symbol moved for judgment on the pleadings, seeking the relief sought by Symbol in the complaint and dismissal of Intermec’s counterclaims. On July 26, 2005, the court denied the motion and set a trial date of March 20, 2006. Pursuant to the Standstill Agreement described above, Symbol and Intermec filed a stipulated motion for extension of time on September 9, 2005. On December 13, 2005, the Court denied the stipulated motion to extend time. As a result, the parties entered into a stipulation to dismiss without prejudice the claims and counterclaims in the case. The case was dismissed on February 9, 2006.

In the Matter of Certain Hand-Held Mobile Computing Devices, Components Thereof and Cradles Therefor, Inv. No. 337-TA-2434

On June 30, 2005, Intermec filed a complaint in the ITC alleging that certain Symbol hand-held computers infringe three Intermec patents, and requested that the ITC commence an investigation against Symbol with respect to Intermec’s infringement allegations. On July 28, 2005, the ITC decided to initiate the investigation sought by Intermec. Pursuant to the Standstill Agreement, Intermec agreed to ask the ITC to dismiss and close the investigation, without prejudice to Intermec’s right to assert the ITC patents against Symbol in Federal Court in Delaware, should a global settlement between Symbol and Intermec not be reached. On September 26, 2005, in response to a joint motion by Symbol and Intermec to which the ITC staff did not object, the Administrative Law Judge issued an order terminating the investigation in its entirety. On October 12, 2005, the ITC issued a Notice of Decision Not to Review the Order terminating the investigation.

Barcode Systems, Inc. v. Symbol Technologies Canada, Inc. and Symbol Technologies, Inc.

On March 19, 2003, Barcode Systems, Inc. (“BSI”) filed an amended statement of claim in the Court of Queen’s Bench in Winnipeg, Canada, naming Symbol Technologies Canada, Inc. and Symbol as defendants. BSI alleges that we deliberately, maliciously and willfully breached our agreement with BSI under which BSI purported to have the right to sell our products in western Canada and to supply Symbol’s support operations for western Canada. BSI has claimed damages in an unspecified amount, punitive damages and special damages. Symbol denies BSI’s allegations and claims that it properly terminated any agreements between BSI and Symbol. Additionally, Symbol filed a counterclaim against BSI alleging trademark infringement, depreciation of the value of the goodwill attached to Symbol’s trademark and damages in the sum of Canadian $1.3 million representing the unpaid balance of products sold by Symbol to BSI. Discovery in the matter is ongoing. A trial to resolve liability issues is scheduled for June 2006.

On October 30, 2003, BSI filed an Application For Leave with the Canadian Competition Tribunal (“Tribunal”). BSI sought an Order from the Tribunal that would require us to accept BSI as a customer on the “usual trade terms” as they existed prior to the termination of their agreement in April 2003. The Tribunal granted leave for BSI to proceed with its claim against us on January 15, 2004. We filed an appeal of the Tribunal’s decision before the Federal Court of Appeals on January 26, 2004, and a brief in support of the appeal on April 22, 2004. On October 7, 2004, the Federal Court of Appeals dismissed Symbol’s appeal, allowing BSI to make its application before the Tribunal against Symbol. Symbol moved for summary disposition of its application to rescind the Tribunal’s original order granting BSI leave, arguing changed circumstances. Symbol’s motion was granted on October 14, 2005. As the time for BSI to file an appeal of the order has lapsed, the decision granting Symbol’s motion stands and the matter is now closed.

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

Bruck Technologies Handels GmbH European Commission Complaint

In February 2004, we became aware of a notice from the European Competition Commission (“EC”) of a complaint lodged with it by Bruck Technologies Handels GmbH (“Bruck”) that certain provisions of the Symbol PartnerSelecttm program violate Article 81 of the EC Treaty. Bruck has asked the EC to impose unspecified sanctions. We have provided all information requested by the EC as requested. On February 3, 2006, Bruck withdrew its complaint. In response, the EC closed the matter without taking any action against Symbol.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2005.

Item 4A.  Executive Officers of the Registrant.

The following table sets forth the names, positions and offices held by Symbol’s executive officers as of December 31, 2005 and the date of this report, and their ages as of the date of this report:

Name	Age	Position

Salvatore Iannuzzi	51	President and Chief Executive Officer and Director
Todd A. Abbott	46	Senior Vice President — Worldwide Sales
John G. Bruno(1)	41	Senior Vice President — General Manager, RFID Division
Todd G. Hewlin(2)	39	Senior Vice President — Corporate Development
Peter M. Lieb(3)	50	Senior Vice President, General Counsel and Secretary
Boris Metlitsky(4)	58	Senior Vice President — Global Products Group
Timothy T. Yates(5)	58	Senior Vice President and Chief Financial Officer and Director
James M. Langrock	41	Vice President, Chief Accounting Officer and Corporate Controller

(1)	Resignation effective as of February 22, 2006.

(2)	Resignation effective as of February 22, 2006.

(3)	Resignation effective as of February 22, 2006.

(4)	Appointment effective as of February 22, 2006.

(5)	Appointment effective as of February 27, 2006.

Mr. Iannuzzi was appointed Symbol’s President and Chief Executive Officer in January 2006. Mr. Iannuzzi was elected a director by our board of directors in December 2003 and served as non-executive Chairman of the board of directors from December 2003 until April 2005. Mr. Iannuzzi resigned as non-executive Chairman of the board of directors effective in April 2005 and joined Symbol as its Senior Vice President, Chief Administrative and Control Officer. Mr. Iannuzzi assumed the additional role of Chief Financial Officer in July 2005 and in August 2005, Mr. Iannuzzi was appointed Symbol’s interim Chief Executive Officer. From March 2004 to April 2005, Mr. Iannuzzi was an independent consultant. He was employed as the Chief Administrative Officer of CIBC World Markets, Inc. from June 2000 to March 2004. From 1982 to 2000, he held several senior positions at Bankers Trust Company/Deutsche Bank, including senior control officer and head of corporate compliance.

Mr. Abbott joined Symbol as its Senior Vice President — Worldwide Sales in November 2002. From April 2004 through July 2005, Mr. Abbott served as Symbol’s Senior Vice President — Worldwide Operations. Mr. Abbott joined Symbol from Cisco Systems, Inc., where he was most recently Group Vice President of Cisco EMEA Service Provider Sales, a position he held for three years. Prior to that, Mr. Abbott served as Cisco’s Vice President of Asian operations for 18 months and for 18 months prior to that he served as Cisco’s Operations Director for Southeast Asia.

Mr. Bruno served as our Senior Vice President — General Manager, RFID Division from June 2005 through February 2006. Mr. Bruno was Symbol’s Senior Vice President — Corporate Development from May 2004 to June 2005. Mr. Bruno joined Symbol as its Senior Vice President — Business Development and Chief Information Officer in November 2002 from Cisco Systems, Inc. At Cisco Systems, Inc. he served as Vice President of Technology Marketing and Vice President of Information Technology from June 2000 to November 2002. Prior to that, Mr. Bruno served as Executive Director of Information Technology for Bristol-Myers Squibb, Inc. from September 1998 to June 2000 and as Director of Information Technology at United Parcel Service from August 1990 to September 1998.

Mr. Hewlin served as Symbol’s Senior Vice President — Corporate Development from November 2005 through February 2006. From June 2003 through November 2005, Mr. Hewlin was Symbol’s Senior Vice President — Global Products Group. Prior to that, Mr. Hewlin served as a Managing Director of The Chasm Group, LLC from May 2001 through June 2003. Prior to joining The Chasm Group, LLC he was a Managing Director at Internet Capital Group from July 1999 to May 2001 and before that he was a partner at McKinsey & Co., where he served as co-head of its Global Electronic Commerce Practice.

Mr. Lieb served as Symbol’s Senior Vice President, General Counsel and Secretary from October 2003 through February 2006. Mr. Lieb joined Symbol from International Paper Company, where he served in various senior legal positions including Deputy General Counsel and Chief Counsel for litigation from September 1997 to October 2003. Prior to his tenure at International Paper Company, Mr. Lieb was Assistant General Counsel for GTE Service Corporation, a litigation partner at Jones, Day, Reavis & Pogue and served as an Assistant United States Attorney for the Southern District of New York. Early in his legal career, Mr. Lieb served as a law clerk to U.S. Supreme Court Chief Justice Warren Burger.

Dr. Metlitsky was appointed Senior Vice President — Global Products Group in February 2006. Dr. Metlitsky joined Symbol in March 1983 and has served in various technical and managerial positions, including Senior Vice President — General Manager, Bar Code Scanning Division from April 1996 through February 2000, Senior Vice President — Corporate Engineering from February 2000 through June 2003, Vice President — Engineering Shared Services from July 2003 through November 2005 and Senior Vice President — Product Strategy and Development from November 2005 through February 2006.

Mr. Yates was appointed Senior Vice President and Chief Financial Officer and elected as a director by the board of directors in February 2006. From August 2005 through February 2006, Mr. Yates served as an independent consultant to Symbol. Mr. Yates was a Partner and the Chief Financial Officer of Saguenay Capital, a boutique investment firm, from October 2002 through November 2005. Mr. Yates was a founding partner of Cove Harbor Partners, a private investment and consulting firm, which he helped establish in 1996. From 1971 through 1995, Mr. Yates held a number of senior leadership roles at Bankers Trust New York Corporation, including serving as Chief Financial and Administrative Officer from 1990 through 1995.

Mr. Langrock was appointed Symbol’s Vice President, Chief Accounting Officer and Corporate Controller in May 2005. From December 2003 until May 2005, Mr. Langrock was our Vice President — Internal Audit. Before joining Symbol, he served as Chief Financial Officer at Empress International, Ltd., an importer and wholesale distributor, from May 2002 through November 2003. From August 1991 through April 2002, Mr. Langrock held a variety of audit positions at Arthur Andersen LLP, including Senior Manager in the Audit and Business Advisory Practice. Prior to Arthur Andersen, Mr. Langrock served in various roles, including Assistant Divisional Controller, Manager in the Financial Services Division of Citibank, N.A., in New York, New York from September 1987 to July 1991.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price range of common stock

Our common stock is listed on the New York Stock Exchange under the trading symbol “SBL”. The following tables set forth, for each quarter period of the last two years and for the first quarter of 2006 through February 28, 2006, the high and low sales prices as reported by the New York Stock Exchange and the dividend payments declared by the Board of Directors and paid by Symbol.

	High	Low

Year ended December 31, 2004:
First Quarter	$19.37	$11.89
Second Quarter	15.89	11.30
Third Quarter	14.75	11.55
Fourth Quarter	17.50	12.59
Year ended December 31, 2005:
First Quarter	19.12	14.00
Second Quarter	14.80	9.55
Third Quarter	12.50	8.30
Fourth Quarter	12.95	8.01
Year ended December 31, 2006:
First Quarter (through February 28, 2006)	13.70	11.20

On February 28, 2006, the closing price of Symbol’s common stock was $11.62. As of February 28, 2006, there were 1,577 holders of record of Symbol’s common stock, which did not include beneficial owners of shares registered in nominee or street name.

Dividend policy

The following table sets forth the dividend payments declared by the board of directors and paid by Symbol with respect to the periods indicated:

Dividend

Year ended December 31, 2004:
First Quarter	$.01
Second Quarter	—
Third Quarter	.01
Fourth Quarter	—
Year ended December 31, 2005:
First Quarter	.01
Second Quarter	—
Third Quarter	—
Fourth Quarter	.01
Year ended December 31, 2006
First Quarter (through February 28, 2006)	—

Payment of future dividends is subject to approval by our board of directors. Recurrent declaration of dividends will be dependent on our future earnings, capital requirements and financial condition. The terms of our credit facility may also restrict us from paying cash dividends on our common stock under some circumstances. See

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Existing Indebtedness‘ included elsewhere herein.

Unregistered Sales of Common Stock

On August 3, 2005, Symbol tendered 7,706,591 shares of its common stock for distribution in connection with the settlement on June 3, 2004 of the Pinkowitz v. Symbol Technologies, Inc., et al., Hoyle v. Symbol Technologies, Inc., et al. and Salerno v. Symbol Technologies, Inc., et al. class action lawsuits.

Pursuant to the settlement agreement, we agreed to pay to the class members of the class action lawsuits (i) $1.8 million in cash and (ii) an aggregate number of shares of common stock equal to a market value of $96.25 million, subject to a minimum and maximum number of shares as set forth in the settlement agreement. On November 17, 2004, we delivered 586,533 shares, or 10% of the settlement amount (at $16.41 per share), as satisfaction of the plaintiffs’ attorneys’ fees, pursuant to the court’s order. On July 21, 2005, the court entered a final distribution order authorizing the distribution of the shares to the class. The final determined price was calculated to be $11.606, which was the moving average for the five trading days (as determined by the settlement agreement) immediately preceding the date the distribution order was entered by the court. As a result, we were required to deliver 8,293,124 shares of our common stock pursuant to the settlement, which includes the 586,533 shares of common stock delivered in November 2004 as satisfaction of the plaintiffs’ attorneys fees. On August 3, 2005, we tendered 7,706,591 shares for distribution, which was the balance of the shares required to be issued under the court approved settlement, pursuant to the distribution instructions from the claims administrator.

The issuance of securities were determined to be exempt from registration under Section 3(a)(10) of the Securities Act. There were no underwriters employed in connection with the issuance of the securities.

Issuer Purchases of Common Stock

The following table contains information with respect to purchases made by or on behalf of Symbol or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act), of our common stock during our fourth quarter ended December 31, 2005:

Average
	Total Number	Price
	of Shares	Paid
Period	Purchased(1)	Per Share(2)

October 1 — October 31, 2005	13,428	$9.65
November 1 — November 30, 2005	—
December 1 — December 31, 2005	—

Total	13,428	$9.65

(1)	The total number of shares purchased represents shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options or vesting of restricted stock.

(2)	Average price paid per share for shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options or vesting of restricted stock.

Symbol does not have a publicly announced share repurchase program. Additionally, on May 12, 2005, Symbol repurchased 125,000 shares of Symbol common stock in the open market in order to satisfy its obligations under its 1997 Employee Stock Purchase Plan. The average price paid was $11.1735 per share at a total cost of $1.4 million (including brokerage commissions).

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial information of Symbol for each of the years in the five-year period ended December 31, 2005. These tables should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2005	2004	2003	2002 (1)	2001
	(In thousands, except per share)

Revenue:
Product	$1,477,699	$1,433,671	$1,223,853	$1,103,070	$1,206,176
Services	287,932	298,452	306,425	298,547	281,280

Total Revenue	1,765,631	1,732,123	1,530,278	1,401,617	1,487,456
Cost of Revenue:
Product cost of revenue	773,139	710,677	632,104	694,629	808,061
Services cost of revenue	202,109	207,519	220,928	220,192	219,310
Restructuring charges (recoveries)	10,329	5,934	3,639	(457)	18,705
Asset impairments	10,107	—	—	—	—

Total cost of revenue	995,684	924,130	856,671	914,364	1,046,076

Gross profit	769,947	807,993	673,607	487,253	441,380

Operating Expenses:
Engineering	154,923	167,683	159,068	139,714	148,212
Selling, general and administrative	538,290	503,380	433,837	278,376	237,595
Provision/(recovery) for legal settlements	(12,578)	(21,400)	72,000	98,300	—
Restructuring charges	28,721	5,170	1,181	2,590	10,218
Asset impairments	7,076	—	—	—	—
In-process research and development	—	12,800	—	—	—
Merger integration charges	—	—	—	—	9,238
Amortization of goodwill	—	—	—	—	14,823

Total operating expenses	716,432	667,633	666,086	518,980	420,086

Earnings/(loss) from operations	53,515	140,360	7,521	(31,727)	21,294

Other (Expense)/ Income:
Interest income	4,386	3,507	2,969	2,322	2,876
Interest expense	(12,105)	(20,032)	(10,590)	(16,801)	(22,145)
Impairment of investments	(699)	—	(3,550)	(32,200)	(23,757)
Termination of SAILS contract	(10,619)	—	—	—	—
Other income (expense), net	(1,672)	(66)	7,551	16,676	4,177

	(20,709)	(16,591)	(3,620)	(30,003)	(38,849)

Earnings/(loss) before income taxes	32,806	123,769	3,901	(61,730)	(17,555)
Provision for/(benefit from) income taxes	559	41,922	606	(16,815)	214

Net earnings/(loss)	$32,247	$81,847	$3,295	$(44,915)	$(17,769)

Earnings/(Loss) Per Share:
Basic	$0.13	$0.34	$0.01	$(0.20)	$(0.08)
Diluted	$0.13	$0.33	$0.01	$(0.20)	$(0.08)
Weighted Average Number of Common Shares Outstanding:
Basic	249,978	242,469	230,710	229,593	227,173
Diluted	250,923	246,166	236,449	229,593	227,173

	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002(1)	2001
	(In thousands, except per share data)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$139,123	$217,641	$150,017	$76,121	$70,365
Total assets	1,816,305	1,980,869	1,646,518	1,572,195	1,705,371
Long-term debt, less current portion	44,454	176,087	99,012	135,614	220,521
Total stockholders’ equity	1,207,250	1,072,519	920,598	887,739	999,115
Cash dividends per share	$0.02	$0.02	$0.02	$0.02	$0.0167

(1)	Symbol changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in thousands, except per share data)

Forward-Looking Statements

This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our future business, results of operations, liquidity and operating or financial performance or results. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These and other important risk factors are included under the caption “Risk Factors” beginning on page 17 of this report.

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

The following discussion and analysis should be read in conjunction with Symbol’s Consolidated Financial Statements and the notes thereto that appear elsewhere in this report.

Overview

We are recognized as a worldwide leader in enterprise mobility, delivering products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, mobile computing platforms, wireless infrastructure, software management tools and services programs under the Symbol Enterprise Mobility Services brand. Our goal is to be one of the world’s preeminent suppliers of mission-critical mobile computing solutions to both business and industrial users. For the year ended December 31, 2005, we generated $1,765,631 of revenue.

Symbol manufactures products and provides services to capture, move and manage data using four core technologies: bar code reading and image recognition, mobile computing and software applications, wireless networking systems and RFID. Our products and services are sold to a broad and diverse base of customers on a worldwide basis and in diverse markets such as retail, transportation, parcel and postal delivery services, warehousing and distribution, manufacturing, healthcare, hospitality, security, education and government.

We operate in two reportable business segments: (1) the design, manufacture and marketing of advanced data capture, mobile computing, wireless infrastructure and RFID (“Product Segment”) and (2) the servicing of, customer support for and professional services related to these systems (“Services Segment”). Each of our operating segments uses its core competencies to provide building blocks for mobile computing solutions.

We are focused on delivering to our customers our enterprise mobility products, solutions and services, which are designed to increase cost-effectiveness, enhance efficiency and promote faster execution of critical business processes. We have been focused on the following objectives:

•	Expanding our position in enterprise mobility products and solutions. We believe our ability to deliver innovative, end-to-end enterprise mobility systems gives us a competitive advantage. Accordingly, we plan to continue to invest in product developments. In September 2004, we made a significant strategic acquisition of Matrics, and during 2004 and 2005, we entered into strategic relationships to expand our capabilities in enterprise mobility solutions with such companies as Cingular, Nextel, Zebra Technologies and IBM.

•	Continuing to improve and streamline our operations. Over the past two years, we have restructured and reorganized our major business functions to improve and streamline our business processes. As part of our restructurings, we have combined our product marketing, research and development and product engineering teams into a single Global Products Group, moving from a product focus to a customer and market-centric focus and have embarked on a program to enhance our core product lines. In addition, we have taken significant steps to improve our manufacturing efficiencies by moving the majority of our manufacturing to lower cost, company-owned and contract production facilities outside the United States. In June 2005, we announced a series of restructuring initiatives to reduce costs and drive profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. The Company anticipates the total restructuring plan will cost approximately $75,000 to $95,000 and will generate approximately $30,000 of cost savings per quarter, when compared to the first quarter of 2005. We plan to continue to work to improve and streamline our business processes.

•	Building upon our strong foundation of intellectual property. We have and intend to continue to invest in research and development to enable us to continue to offer high quality, differentiated and cost-effective products to our customers. We have expended approximately $105,291 for research and development during the year ended December 31, 2005.

•	Rationalizing product lines and pursuing platform-based products. We believe that pursuing high value-added, platform-based products allows us to increase our sales and margins. For example, on March 31, 2003, we offered 17.0 active product configurations, which we reduced to 3.7 as of December 31, 2005. We believe the reduction of active product configurations sets the foundation of our segmented, or “bracketed” product strategy. This strategy is designed to address all market segments available to us. Our goal is to fill out each product line with a high-end model, a mid-range device and an entry-level unit to appeal to the lower end of the market to give both legacy and new customers product choice along a price-feature-performance continuum.

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

Overview of performance

Our total revenue for the year ended December 31, 2005 was $1,765,631, an increase of 1.9% from total revenue of $1,732,123 for the year ended December 31, 2004. This increase was primarily attributable to increases in our mobile computing and RFID divisions, partially offset by decreases in our advanced data capture, wireless infrastructure and professional service revenue as well as increased rebates. During the quarter ended March 31, 2005 the Company transferred inventory held at its own facility with a sales value of $27,100 to a customer owned facility and believes the incremental increase in product revenue due to the transfer of this inventory to be approximately $13,000. During the quarter ended September 30, 2005, Symbol converted certain of our resellers from billed and collected to the accrual basis of accounting following a review of customer accounts. The impact for the quarter ended September 30, 2005 was an approximate $9,300 increase to revenue.

Our gross profit as a percentage of total revenue was 43.6% for the year ended December 31, 2005, a decrease from 46.7% for the year ended December 31, 2004. This decrease in gross profit as a percentage of total revenue was mainly attributed to the corporate restructuring, increase in rebates and promotions, unfavorable product mix and negative foreign exchange fluctuations.

Our operating expenses were $716,432 for the year ended December 31, 2005, an increase of 7.3 percent from the total operating expenses in the comparable prior year period of $667,633. The increase in operating expenses primarily relates to the 2005 corporate restructuring. Announced in June 2005, the corporate restructuring includes a series of initiatives to reduce costs and drive profitability. The Company expects the June 2005 plan of restructuring to generate approximately $30,000 of cost savings per quarter, when compared to the first quarter of 2005, the majority of which would benefit operating expenses. We plan to continue to work to effectively manage our operating expenses.

Our operating margins for the year ended December 31, 2005 were 3.0 percent, a decrease from 8.1% in the prior year period. This decrease in operating margins primarily relates to decreased gross profit in 2005 as well increased expenses associated with the 2005 corporate restructuring.

Our cash balance decreased $78,518 to $139,123 as of December 31, 2005, compared to $217,641 as of December 31, 2004 primarily due to the pay down of $90,000 of our revolving credit facility. Our net cash provided by operating activities for the year ended December 31, 2005 was $111,660, compared to $224,519 for the year ended December 31, 2004 primarily due to a decrease in net earnings in the current year and a decrease in cash provided by accounts receivable.

Our accounts receivable at December 31, 2005 were $213,020, an increase of $48,862 from $164,158 at December 31, 2004. This increase in receivables primarily relates to increased sales in December of 2005 compared to December of 2004 as well as the effects of both the one-time transfer of inventory to one of our larger retail customer’s facilities and the conversion of certain of our customers from billed and collected to the accrual basis of accounting. Our days sales outstanding at December 31, 2005 were 44 days as compared to 33 days at December 31, 2004.

Our inventory turns increased to 5.3 from 4.5 for the year ended December 31, 2005 as compared to the prior year primarily due to improved efficiencies within operations as well as the 2005 ratio including both the one-time transfer of inventory to one of our larger retail customer’s facilities as well as the conversion of certain of our customers from billed and collected to the accrual basis of accounting.

Our percent of product revenue that was shipped through our indirect channel in the year ended December 31, 2005 was 74%. This is up 28 percentage points from 2002, when we began our migration to a channel-centric business model.

Current results of customer satisfaction surveys from our services business have demonstrated improvement towards our goal of a consistent rating greater than 4.0 out of a possible rating of 5.0. Our most current results were a score of 4.15 and 3.35, relating to satisfaction with our technical assistance and depot service delivery, respectively.

Customer Service attach rates continue to improve, most notably in our TASS theatre. Several initiatives are underway targeted specifically at improving attach performance within the channel. We expect these programs to be implemented in the second quarter of 2006.

Because a large concentration of our customers is in the retail sector, the health of the economy, consumer spending and the financial health of our retail customers and their capital expenditures related to their informational technology spending are important factors we consider when making our short-and long-term strategic decisions.

We are focused on increasing profitable sales and growing market share, specifically through our channel-centric business model and our PartnerSelecttm program. Our products face pricing pressure typical of a technology company. Once a product is introduced in the marketplace, its selling price usually decreases over the life of the product. To lessen the effect of price decreases, we often develop enhancements to our existing products as well as attempt to reduce manufacturing costs in order to maintain our profit margin on such products and our overall product portfolio. Demand for many of our products and services remained strong throughout 2005 and as a result we do not anticipate a significant decline in our pricing structure during 2006. We continue to focus on programs that will enhance our operational efficiencies and reduce our cost structure, including consolidating general and administrative activities, consolidating service repair centers, improving our distribution channels and our engineering activities.

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

In June 2005, we announced a series of initiatives to reduce costs and improve profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. As part of the restructuring plan, we will be reducing our current worldwide workforce by approximately 600 positions, or approximately 10% of the Company’s workforce, by the middle of 2006. Other elements of the restructuring plan include the elimination and consolidation of certain facilities on a global basis, abandonment of certain product lines, writing off certain assets and investments and terminating certain financial arrangements. The Company anticipates the total cost of these activities to be approximately $75,000 to $95,000.

For the year ended December 31, 2005, $38,098 of restructuring charges, $17,183 of asset impairment charges and $10,619 of expenses associated with the termination of the SAILS transaction have been recorded, of which $19,556, $35,725 and $10,619 were recorded as a component of cost of revenue, operating expenses and other (expense) income, respectively. In the year ended December 31, 2005, we recorded the following restructuring charges; $22,134 relating to workforce reduction, which represented 513 employees, $11,652 related to lease obligation termination costs, $1,185 of leasehold improvement write-offs related to exited facilities, $10,619 relating to the settlement of the SAILS transaction in July 2005, $3,127 relating to contract termination costs and other restructuring charges and $17,183 relating to asset impairments. The Company expects to incur additional charges of approximately $10,000 to $30,000 by the first or second quarter of 2006 relating to the 2005 corporate restructuring.

Results of operations

The following table sets forth for the years ended December 31, 2005, 2004 and 2003 certain revenue and expense items expressed as a percentage of total revenue:

	For the Year Ended
	December 31,
	2005	2004	2003

Revenue:
Product revenue	83.7%	82.8%	80.0%
Services revenue	16.3	17.2	20.0

	100.0%	100.0%	100.0%

Cost of Revenue:
Product cost of revenue	43.8%	41.0%	41.3%
Services cost of revenue	11.4	12.0	14.4
Restructuring charges	0.6	0.3	0.2
Asset impairments	0.6	—	—

	56.4%	53.3%	55.9%

Gross profit	43.6	46.7	44.1
Operating Expenses:
Write-off of acquired in-process research & development	—	0.7	—
Engineering	8.8	9.7	10.4
Selling, general and administrative	30.5	29.1	28.4
(Recovery)/provision for legal settlements	(0.7)	(1.2)	4.7
Restructuring charges	1.6	0.3	0.1
Asset impairment	0.4	—	—

	40.6%	38.6%	43.6%

Earnings from operations	3.0	8.1	0.5
Other expense, net	(0.6)	(1.0)	(0.2)
Termination of SAILS contract	(0.6)	—	—

Earnings before income taxes	1.8	7.1	0.3
Provisions for income taxes	0.1	2.4	0.1

Net earnings	1.7%	4.7%	0.2%

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenue

The following table summarizes our revenue by reportable business segments and geographic regions:

	For the Year Ended
	December 31,		Variance in	Variance in
	2005	2004	Dollars	Percentage

Total Revenue
The Americas	$1,148,486	$1,116,229	$32,257	2.9%
EMEA	484,409	487,221	(2,812)	(0.6)%
Asia Pacific	132,736	128,673	4,063	3.2%

Total Revenue	1,765,631	1,732,123	33,508	1.9%
Product Revenue
The Americas	$957,835	$921,975	$35,860	3.9%
EMEA	400,096	394,747	5,349	1.4%
Asia Pacific	119,768	116,949	2,819	2.4%

Total Product Revenue	1,477,699	1,433,671	44,028	3.1%
Services Revenue
The Americas	$190,651	$194,254	$(3,603)	(1.9)%
EMEA	84,313	92,474	(8,161)	(8.8)%
Asia Pacific	12,968	11,724	1,244	10.6%

Total Services Revenue	$287,932	$298,452	$(10,520)	(3.5)%

The following table summarizes our product revenue by product division:

	For the Year Ended
	December 31,		Variance in	Variance in
	2005	2004	Dollars	Percentage

Product Division:
Mobile Computing	$982,665	$885,469	$97,196	11.0%
Advanced Data Capture	370,340	407,697	(37,357)	(9.2)%
Wireless Infrastructure	130,938	150,663	(19,725)	(13.1)%
RFID	35,837	5,610	30,227	538.8%
Other, net	(42,081)	(15,768)	(26,313)	166.9%

Total	$1,477,699	$1,433,671	$44,028	3.1%

Other, net represents royalty revenues and rebates which we do not assign to a product division.

Product revenue for the year ended December 31, 2005 was $1,477,699, an increase of $44,028 or 3.1% from the comparable prior year period. Included in revenue for the year ended December 31, 2005 was $35,837 of RFID revenue compared to $5,610 for the year ended December 31, 2004 as a result of the Matrics acquisition, which was consummated in September 2004. In addition, for the three months ended March 31, 2005, the Company transferred inventory held at its own facility with a sales value of $27,100 to a customer owned facility and believes the incremental increase in product revenue due to the transfer of this inventory to be approximately $13,000. During the quarter ended September 30, 2005, Symbol converted certain of our resellers from billed and collected to the accrual basis of accounting following a review of customer accounts. The impact was an approximate $9,300 increase to revenue and an approximate $5,000 increase to gross profit. The Company continues to experience growth in sales of its mobile computing product offerings, our largest product line, which experienced growth of $97,196 or 11.0% from the year ended December 31, 2004. The increase in mobile computing is primarily due to the growth from our handheld brick terminals and mobile tablets. Offsetting these increases was a decline of $37,357 or

9.2% in our advanced data capture division from the comparable prior year period which included a large rollout of wireless point of sale scanners to a nationwide U.S. retailer. The decrease was also attributed to certain scanners that are at the end of their product life cycle which will begin to be refreshed in the beginning of 2006 as well as a decrease in our scan engine product revenues. In addition, wireless infrastructure experienced a decline of $19,725 or 13.1% from the comparable prior year period which was primarily the result of rollouts of access points to several customers during the year ended December 31, 2004. Additionally, other, net decreased by $26,313 for the year ended December 31, 2005 from the comparable prior year, primarily due to incremental rebates to our distribution partners.

Services revenue for the year ended December 31, 2005 was $287,932, a decrease of 3.5% from the prior year. The decrease for the year ended December 31, 2005 as compared to the prior year was due to our continued drive to utilize third party service providers for lower margin professional services. Customer Service maintenance and support revenues were relatively flat in 2005 as compared to 2004.

Geographically, the Americas revenue increased 2.9% for the year ended December 31, 2005 compared to 2004 primarily due to increases in our mobile computing and RFID product offerings offset by decreases in our advanced data capture and wireless infrastructure product offerings, decreased customer service revenue as well as an increase in rebates. Europe, Middle East and Africa revenue decreased 0.6% for the year ended December 31, 2005 compared to the prior year due to increases in mobile computing and RFID offset by decreases in our advanced data capture and wireless infrastructure product offerings, decreased customer service revenue as well as an increase in rebates. Asia Pacific revenue increased 3.2 percent from the comparable prior year primarily due to increases in our mobile computing, RFID, advanced data capture and customer service offerings, partially offset by our wireless infrastructure division. The Americas, EMEA and Asia Pacific represent approximately 65.1%, 27.4% and 7.5% of revenue, respectively, for the year ended December 31, 2005 as compared to 64.5%, 28.1% and 7.4% from the comparable prior year.

Product gross profit for the year ended December 31, 2005 was $698,388 a decrease of $27,467 or 3.8% from the prior year. This decrease in gross profit was mainly attributed to the corporate restructuring, increase in promotions and rebates, unfavorable product mix and negative foreign exchange fluctuations.

Service gross profit for the year ended December 31, 2005 was $71,559, a decrease of $10,579 from the prior year. The decrease in service gross profit for the year ended December 31, 2005 was primarily due to restructuring charges relating to repair depot consolidations and decreased professional service revenue in 2004 as compared to 2005.

Operating expenses

Total operating expenses of $716,432 increased 7.3% for the year ended December 31, 2005 from $667,633 for the prior year.

Operating expenses consisted of the following for the years ended December 31:

	For the Year Ended
	December 31,		Variance in	Variance in
	2005	2004	Dollars	Percentage

Engineering	$154,923	$167,683	$(12,760)	(7.6)%
Selling, general and administrative	538,290	503,380	34,910	6.9
Restructuring charges	28,721	5,170	23,551	455.5
Asset impairments	7,076	—	7,076	100.0
Write-off of acquired in-process research and development	—	12,800	(12,800)	(100.0)
(Recovery)/provision for legal settlements	(12,578)	(21,400)	8,822	(41.2)

	$716,432	$667,633	$48,799	7.3%

Engineering expenses decreased $12,760 or 7.6% for the year ended December 31, 2005 as compared to the prior year. The decline is primarily due to the 2005 corporate restructuring which resulted in lower 2005 compensation costs in engineering.

Selling, general and administrative expenses increased $34,910 or 6.9% for the year ended December 31, 2005 as compared to the prior year. This increase in selling, general and administrative expenses is primarily attributed to the Company’s continued investment in the sales force in 2005, representing approximately $26,000, increased costs associated with the defense of former Symbol associates, representing approximately $10,600, increased compensation expense in general and administrative functions, representing approximately $3,900 and increased investment in technology and infrastructure, representing approximately $8,200. Partially offsetting these increases in selling, general and administrative expenses are decreased costs in 2005 associated with non-restructuring related severance and other costs for former executives of the Company, representing approximately $10,100, decreased costs in 2005 in external consulting expenses, representing approximately $6,300 and prior year amounts including approximately $1,050 relating to stock based compensation associated with certain portions of our stock option plans and employee stock purchase plans due to our inability to make timely filings with the Securities and Exchange Commission in 2004.

Restructuring and asset impairment charges for the year ended December 31, 2005 primarily relates to the 2005 Corporate Restructuring, which was announced in June 2005. For the year ended December 31, 2005, the corporate restructuring consisted of the following operating expense charges; approximately $17,700 related to workforce reduction, approximately $9,000 of lease obligation costs and leasehold improvement impairments related to exited facilities, approximately $7,100 related to asset impairments and approximately $2,000 in other restructuring charges. Restructuring charges for the year ended December 31, 2004 primarily relates to the restructuring of certain EMEA general and administrative functions whereby we consolidated certain functions centrally in Brno, Czech Republic.

The write-off of acquired in-process research and development costs (“IPR&D”) of $12,800 for the year ended December 31, 2004 is in connection with our acquisition of Matrics. The amount allocated to IPR&D represented a portion of the total value of the acquired assets. We believe the Matrics acquisition is an important step in executing our plan to be a leader in RFID and will expand our offerings in the advanced data capture industry.

Included in total operating expenses for the year ended December 31, 2005 are adjustments to previously recorded estimates of legal settlements related to the class action settlement (see Note 14d). We also recorded an additional $2,108 charge to reflect the final market value of our stock that was distributed to the class. Additionally, on August 24, 2005, the Company announced that Telxon, its wholly owned subsidiary, had settled a lawsuit against its former auditors, PricewaterhouseCoopers LLP (“PWC”). The settlement called for PWC to pay Telxon $18,000 by September 30, 2005 and, in turn, Telxon will pay up to $3,000 of the proceeds received from PWC to the class, pursuant to the Telxon class action settlement approved in February 2004. As such, the year ending December 31, 2005 total operating expenses reflects an approximate $15,000 net benefit relating to the PWC legal settlement. Legal settlements for the comparable prior year included recoveries of $21,400 related to our various legal matters.

Other (expense)/income

Other (expense)/income, net consists of the following:

	For the Year Ended December 31,
	2005	2004	Variance

Termination of SAILS contract (a)	$(10,619)	$—	$(10,619)
Impairment of investment	(699)	—	(699)
Interest Expense (b)	(12,105)	(20,032)	7,927
Interest Income	4,386	3,507	879
Other, net (c)	(1,672)	(66)	(1,606)

	$(20,709)	$(16,591)	$(4,118)

(a)	On July 19, 2005, the Company settled its SAILS transaction. The Company satisfied its notional amount of debt of $174,200 by surrendering its investment in Cisco common stock, terminating the embedded equity collar and making a payment of $14,700, representing the present value of the future coupon payments. The Company recorded a pretax charge of $10,619 in the year ended December 31, 2005 related to the settlement of the SAILS transaction, which was recorded in other (expense)/income in the Consolidated Statements of Income.

(b)	Included in 2004’s interest expense are $6,675 of financing costs associated with a $250 million short-term facility entered into in September 2004 which was refinanced in December 2004.

(c)	Included in Other, net are the gains or losses on the change in fair value of the portion of our investment in Cisco Systems, Inc. (“Cisco”) common stock, coupled with the gain or loss on the change in fair value of the embedded derivative, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Also included in Other, net in 2004 is $5,000 relating to a legal settlement with Proxim, Inc.

Provision for income taxes

The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that have a broad range of enacted income tax rates. The Company’s effective tax rate was 1.7% and 33.9% for the years ended December 31, 2005 and 2004, respectively. The December 31, 2005 rate differs from the statutory rate of 35 percent for several reasons. The rate was increased primarily as a result of changes in New York and Ohio state tax laws. This increase was offset by benefits from research credits; special deductions available in 2005 with respect to the repatriation of certain foreign earnings; and benefits from nonrecurring income tax refunds and settlements relating to foreign and domestic prior year tax issues, including the receipt of favorable rulings from tax authorities and the expiration of statutes of limitation on assessments. The December 31, 2004 rate also reflects benefits from research credits as well as the reduction of valuation allowances primarily associated with the company’s foreign tax credit carryforwards and export sales benefits which are offset by the non-deductible portion of the class action settlement reached in 2004 and write-off of IPR&D associated with the acquisition of Matrics.

Due to changes in New York and Ohio state tax laws enacted in April and June 2005, respectively, the Company’s deferred tax assets and liabilities were re-valued during 2005. Although the Company expects future substantial income tax savings as a result of these law changes, which phase in over a period of years, a net charge of $8,623 was recognized during 2005. This reflects the fact that the reduction in our effective tax rate in these two states will yield a lower tax savings when our net cumulative deductible tax temporary differences reverse in the future.

On October 22, 2004 the President signed the American Jobs Creation Act of 2004 (“AJCA”). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. During 2005, the Company repatriated approximately $40,000, of which approximately $10,000 qualifies for the temporary repatriation incentive provided by the AJCA discussed above. An additional $7,000 is expected to be repatriated in 2006 as the repatriation plan is completed. As a result of the decision to repatriate these earnings, which were previously determined to be indefinitely reinvested, the company recorded a benefit in 2005 of $2,123, which consists of a benefit of $2,905 from foreign tax credits forecasted to be realized in excess of the US statutory rate applied to the repatriated earnings for which the aforementioned benefit of the AJCA will not be elected and $782 of income tax costs related to the repatriated earnings that are subject to the temporary repatriation incentive.

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

Forecasts of future sources of taxable income were prepared based on various assumptions concerning the growth of the Company’s business operations that will be subject to income tax in a particular taxing jurisdiction. The reversal of all significant timing differences was considered in calculating the forecasted taxable income under each scenario. The estimated income tax payable was then calculated based on the tax rates in effect as of December 31, 2005. Tax credits (including a forecast of expected tax credits that will arise in each year of the forecast) were then applied to reduce the tax, subject to existing limitations under the applicable tax laws. Based on these forecasts, it is more likely than not that substantially all of the deferred tax assets will be utilized well before the underlying tax attributes’ expiration periods.

Based on the strength of the evidence, the Company has concluded that no valuation allowance is required with respect to the deferred tax assets that were included in the analysis. However, a valuation allowance has been recorded related to income tax attributes associated with certain state and local income tax net operating loss and tax credit carryforwards at December 31, 2005. These carryforwards relate to legal entities required to file separate company state and local income tax returns and thus these entities cannot rely on the above mentioned consolidated forecasts.

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenue

The following table summarizes our revenue by reportable business segments and geographic regions:

	For the Year Ended
	December 31,		Variance in	Variance in
	2004	2003	Dollars	Percentage

Total Revenue
The Americas	$1,116,229	$979,099	$137,130	14.0%
EMEA	487,221	438,615	48,606	11.1%
Asia Pacific	128,673	112,564	16,109	14.3%

Total Revenue	1,732,123	1,530,278	201,845	13.2%
Product Revenue
The Americas	$921,975	777,105	$144,870	18.6%
EMEA	394,747	345,983	48,764	14.1%
Asia Pacific	116,949	100,765	16,184	16.1%

Total Product Revenue	1,433,671	1,223,853	209,818	17.1%
Services Revenue
The Americas	$194,254	$201,994	$(7,740)	(3.8)%
EMEA	92,474	92,632	(158)	(0.2)%
Asia Pacific	11,724	11,799	(75)	(0.6)%

Total Services Revenue	$298,452	$306,425	$(7,973)	(2.6)%

The following table summarizes our product revenue by product division:

	For the Year Ended
	December 31,		Variance in	Variance in
	2004	2003	Dollars	Percentage

Product Division:
Mobile Computing	$885,469	$755,559	$129,910	17.2%
Advanced Data Capture	407,697	352,410	55,287	15.7%
Wireless Infrastructure	150,663	128,357	22,306	17.4%
RFID	5,610	—	5,610	100.0%
Other, net	(15,768)	(12,473)	(3,295)	26.4%

Total	$1,433,671	$1,223,853	$209,818	17.1%

Other, net represents royalty revenues and rebates which we do not assign to a product division.

Product revenue for the year ended December 31, 2004 was $1,433,671, an increase of $209,818 or 17.1% from the prior year. This increase included $5,610 of revenue related to Matrics from September 9, 2004, the date we acquired Matrics. The increase was primarily due to continued growth in sales volume of our mobile computing product offerings, our largest product line, which experienced growth of $129,910, an increase of 17.2% from the prior year. Contributing to this increase is the growth in sales volume of both our next generation mobile gun and rugged handheld mobile computing devices. Also contributing to the product revenue increase was growth in sales volume of our advanced data capture product line of $55,287, an increase of 15.7% from the prior year, which was primarily driven by continued growth in next generation scanners, which included a large rollout of wireless point-of-sale scanners to a nationwide U.S. retailer. In addition, there was a significant purchase of point of sale terminals by a nationwide U.S. retailer during the year ended December 31, 2004. Wireless product revenue increased by $22,306, an increase of 17.4% for the year ended December 31, 2004, respectively, from the prior which was primarily the result of rollouts of access points to several customers during the year ended December 31, 2004. The increase in revenue within the mobile computing, advanced data capture and wireless infrastructure product divisions for the year ended December 31, 2004 was primarily driven by increased sales volume as the pricing structure remained relatively consistent as compared to the prior year. The decrease in other, net for the year ended December 31, 2004 was primarily due to increased rebates to our distribution partners due to changes to the PartnerSelecttm model combined with their increased sales volume. This was partially offset by an increase in royalty revenue.

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

Product gross profit for the year ended December 31, 2004 was $725,855 an increase of $137,745 or 23.4% from the prior year. The increase in product gross profit was mainly due to an increase in revenue which accounted for $100,826 of the increase. The remaining increase to product gross profit of approximately $36,919 was due to an increase in gross profit percentage of 2.6%, for the year ended December 31, 2004. The increase in our gross profit percentage was primarily due to a change in our product mix and increased efficiencies gained in our manufacturing operations.

Service gross profit for the year ended December 31, 2004 was $82,138, a decrease of $3,359 from the prior year. The decrease in service gross profit for the year ended December 31, 2004 was primarily due to restructuring charges relating to lease obligation costs and further workforce reductions, coupled with the decline in revenues partially offset by a change in mix from low margin professional services to higher margin maintenance and support services.

Operating expenses

Total operating expenses of $667,633 increased 0.2% for the year ended December 31, 2004 from $666,086 for the prior year.

Operating expenses consisted of the following for the years ended December 31:

	For the Year Ended
	December 31,		Variance in	Variance in
	2004	2003	Dollars	Percentage

Engineering	$167,683	$159,068	$8,615	5.4%
Selling, general and administrative	503,380	433,837	69,543	16.0
Restructuring charges	5,170	1,181	3,989	337.8
Write-off of acquired in-process research and development	12,800	—	12,800	100.0
(Recovery)/provision for legal settlements	(21,400)	72,000	(93,400)	(129.7)

	$667,633	$666,086	$1,547	0.2%

Engineering expenses increased $8,615 or 5.4% for the year ended December 31, 2004 as compared to the prior year, mainly due to our increased investment in our research and development which led to increased product introductions in 2004.

Selling, general and administrative expenses increased $69,543 or 16.0% for the year ended December 31, 2004 as compared to the prior year. The increase was attributable to higher compensation costs and related benefits (particularly in our sales force), representing approximately $53,000, investment in technology, infrastructure and financial systems, representing approximately $11,000, external consulting costs associated with our compliance efforts under the Sarbanes-Oxley Act of 2002, representing approximately $9,000, as well as higher costs throughout the general and administrative functions to support the increase in revenues. Partially offsetting the increase in selling, general and administrative expenses is a decrease in costs associated with our restatement activities of approximately $35,000, legal fees associated with litigation activities representing approximately $2,900 and 2003 balances including approximately $12,100 of additional expenses relating to stock based compensation associated with certain portions of our stock option plans and employee stock purchase plans due to our inability to make timely filings with the SEC in 2004.

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

Legal settlements for the year ended December 31, 2004 decreased $93,400. This decrease is driven by the fact that the year ended December 31, 2004 included recoveries of $21,400 related to our various legal matters, while the prior year ended December 31, 2003 included a provision related to our class action legal settlements of $72,000.

Other (expense)/income

Other (expense)/income, net consists of the following:

	For the Year Ended December 31,
	2004	2003	Variance

SAILS(a)	$(5,559)	$2,817	$(8,376)
Interest Expense(b)	(20,032)	(10,590)	(9,442)
Interest Income	3,507	2,969	538
Impairment of Investments(c)	—	(3,550)	3,550
Other(d)	5,493	4,734	759

	$(16,591)	$(3,620)	$(12,971)

(a)	In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” the gain or loss on the change in fair value of the portion of our investment in Cisco Systems, Inc. (“Cisco”) common stock, coupled with the gain or loss on the change in fair value of the embedded derivative has been recorded as a component of other income or loss in each reporting period.

(b)	Included in 2004’s interest expense are $6,675 of financing costs associated with a $250 million short-term facility entered into in September 2004 which was refinanced in December 2004 as well as additional expenses due to increased borrowing.

(c)	2003 charges relate to the write-down of impaired investments.

(d)	Included in 2004 other is $5,000 relating to a legal settlement with Proxim, Inc.

Provision for income taxes

Our effective income tax rate for the year ended December 31, 2004 was 33.9%. This differs from the statutory rate of 35.0% for several reasons. The rate is increased by the non-deductible portion of the class action settlement reached in 2004 and write-off of IPR&D associated with the acquisition of Matrics. The rate is reduced by the tax benefits of research credits, the reduction of valuation allowances primarily associated with the Company’s foreign tax credit carryforwards and export sales benefits. The effect of the acquisition of Matrics on our effective income tax rate was a 2.7% increase in the rate.

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

Liquidity and capital resources

Currently, our primary sources of liquidity are cash flow from operations and our credit facility. See “— Existing indebtedness.” Our primary liquidity requirements continue to be for working capital, engineering costs, and financing and investing activities. Based on our current level of operations, cash flow from operations has been sufficient to meet our liquidity needs to fund operations as well as our liquidity needs created by changes in working capital. We believe our cash and cash equivalents and cash flow from operations will be sufficient for at least the next 12 months. In addition, we will, from time to time, consider cash outlays for acquisitions of or investments in complementary businesses that might affect liquidity requirements and cause us to pursue additional financing.

The following table summarizes Symbol’s cash and cash equivalent balances as of December 31, 2005 and December 31, 2004 and the results of our statements of cash flows for the years ended December 31, 2005 and 2004:

	As of		As of		Variance
	December 31, 2005		December 31, 2004		in Dollars

Cash and cash equivalents	$139,123	(1)	$217,641	(1)	$(78,518)

	For the Year	For the Year
	Ended	Ended	Variance
	December 31, 2005	December 31, 2004	in Dollars

Net cash provided by/(used in):
Operating activities	$111,660	$224,519	$(112,859)
Investing activities	(79,525)	(381,844)	302,319
Financing activities	(101,017)	215,670	(316,687)
Effect of exchange rate changes on cash and cash equivalents	(9,636)	9,279	(18,915)

Net (decrease) increase in cash and cash equivalents	$(78,518)	$67,624	$(146,142)

(1)	Does not include restricted cash of $52,843 comprised of $51,819 ($50,358 as of December 31, 2004) serving as security for the trial court judgment against Telxon and Symbol for Telxon vs. SmartMedia of Delaware, Inc. and $1,024 ($1,012 as of December 31, 2004) which is an interest-bearing letter of credit pledged as a supplier bond.

Net cash provided by operating activities during the year ended December 31, 2005 was $111,660 as compared to $224,519 for the prior year. Net cash provided by operating activities decreased $112,859 during the year ended December 31, 2005 as compared to the comparable prior year period. This decrease was primarily due to a $49,600 decrease in net earnings in the current year and a $133,806 decrease in cash provided by accounts receivable offset by a $108,942 increase in cash provided by accounts payable and accrued expenses.

Net cash used in investing activities for the year ended December 31, 2005 was $79,525 as compared to $381,844 for the prior year. The decrease in cash used of $302,319 during the year ended December 31, 2005, when compared to the prior year, was primarily due to approximately $235,000 used in connection with the Matrics acquisition in 2004, an approximate $20,000 decrease in capital expenditures in 2005, and the $50,000 bond Symbol and Telxon posted in 2004 as security for a trial court judgment on appeal.

Net cash used in financing activities during the year ended December 31, 2005 was $101,017, compared to net cash provided by financing activities of $215,670 during the prior year. The decrease in cash provided by financing activities of $316,687 during 2005 is attributable to repayment of approximately $100,000 on our credit facility during 2005, while during 2004 we had net proceeds from our credit facilities of approximately $200,000.

The following table presents selected key performance measurements we use to monitor our business for the years ended December 31:

	2005	2004

Days sales outstanding (DSO)	44	33
Inventory turnover — product only	5.3	4.5

Our DSO and inventory turnover numbers are useful in understanding the management of our balance sheet.

In the second quarter of 2005, we changed the manner in which we were presenting our accounts receivable balance to provide a more appropriate presentation of our financial position to the readers of the financial statements. Accordingly, the Balance Sheet as of December 31, 2004 includes a reclassification to reflect net credit customer account receivable balances as a component of accounts payable and accrued expenses and not as a reduction of accounts receivable (primarily related to payments received from distributors when the related revenue is recorded on the sell-through method), as it was reflected in filings prior to the Company’s Form 10-Q for the quarterly period ended June 30, 2005. The following table provides a comparison of the previously disclosed DSO and the DSO after the reclassification of net credit balances to accounts payable and accrued expenses:

Year Ended
December 31, 2004

DSO — previously disclosed	23
DSO — revised for reclassification of net credit balances	33

Our accounts receivable at December 31, 2005 were $213,020, an increase of $48,862 from $164,158 at December 31, 2004. This increase in receivables primarily relates to increased sales in December of 2005 compared to December of 2004 as well as the effects of both the one-time transfer of inventory to one of our larger retail customer’s facilities and the conversion of certain of our customers from billed and collected to the accrual basis of accounting. Our days sales outstanding at December 31, 2005 were 44 days as compared to 33 days at December 31, 2004.

Our inventory turns increased to 5.3 from 4.5 for the year ended December 31, 2005 as compared to the prior year primarily due to improved efficiencies within operations as well as the 2005 ratio including the benefit of both the one-time transfer of inventory to one of our larger retail customer’s facilities as well as the conversion of certain of our customers from billed and collected to the accrual basis of accounting.

Other liquidity measures

Other measures of our liquidity include the following:

	December 31,	December 31,	December 31,
	2005	2004	2003

Working capital (current assets minus current liabilities)	$232,286	$135,985	$197,808
Current ratio (current assets to current liabilities)	1.5:1	1.2:1	1.4:1
Long-term debt to capital (long-term debt as a percentage of long-term debt plus equity)	3.6%	14.1%	9.7%

Current assets as of December 31, 2005 decreased by $63,548 from December 31, 2004, primarily due to a decrease in cash, inventories and deferred income taxes, partially offset by an increase in accounts receivable. Cash decreased primarily due to the Company paying $90,000 towards the short term credit facility; deferred income taxes decreased as a result of the settlement of the SAILS transaction, which required the related deferred tax liability to be reclassified from non-current to current assets; and inventory decreased primarily as a result of increased efficiencies within operations and both the one-time transfer of inventory to one of our larger retail customer’s facilities as well as the conversion of certain of our customers from billed and collected to the accrual basis of accounting. Current liabilities as of December 31, 2005 decreased $159,849 from December 31, 2004 primarily due to a $90,000 decrease in outstanding debt related to our short term credit facility and the settlement in common stock of the class action lawsuit on August 3, 2005, which was recorded as part of accrued expenses, partially offset by an increase in the current portion of our long term debt due to an increase in installment payments on our term loan facility due within the year. Our current ratio was 1.5:1 at December 31, 2005 and 1.2:1 at December 31, 2004.

Current assets as of December 31, 2004 increased by $59,236 from December 31, 2003, primarily due to an increase in cash and accounts receivable. Accounts receivable increased as a result of our decision to change the manner in which we were presenting our accounts receivable balance to provide a more appropriate presentation of our financial position to the readers of the financial statements. Accordingly, the Balance Sheet as of December 31, 2004 includes a reclassification to reflect net credit customer account receivable balances as a component of accounts payable and accrued expenses and not as a reduction of accounts receivable (primarily related to payments received from distributors when the related revenue is recorded on the sell-through method), which was partially offset by improved cash collections in 2004. Current liabilities as of December 31, 2004 increased $121,059 from December 31, 2003 primarily due to the net credit balance reclassification discussed above which increased the accounts payable and accrued expenses balance as well as the credit facility entered into to finance our acquisition of Matrics, partially offset by the paying down of certain accounts payable and accrued expenses. As a result, working capital decreased $61,823 between December 31, 2004 and December 31, 2003. Included in our current liabilities at December 31, 2004 is $86,625 related to an amount due to our settlement of certain litigation. Our current ratio was 1.2:1 at December 31, 2004 and 1.4:1 at December 31, 2003.

Financing activities

During 2000, we entered into a $50,000 lease receivable securitization agreement. This agreement matured on December 31, 2003, and was subsequently extended until December 31, 2005. We terminated the lease securitization agreement on December 19, 2005. The Company has not securitized any lease receivables during the years ended December 31, 2005 and 2004.

Existing indebtedness

At December 31, 2005 and 2004, our short-term financing and long-term debt outstanding, excluding current maturities, was as follows:

	December 31,	December 31,
	2005	2004

Senior Secured Term Loan Facility(a)	$88,889	$100,000
Senior Secured Revolving Credit Facility(a)	10,000	100,000
Secured Installment Loan(b)	3,456	10,369
SAILS exchangeable debt(c )	—	83,727
Other	10	63

Total debt	102,355	294,159
Less: Current maturities	57,901	118,072

	$44,454	$176,087

(a)	On December 29, 2004, we entered into our credit facility to be used (i) to repay in full our outstanding senior indebtedness; and (ii) for working capital and general corporate purposes. Our credit facility is comprised of the following: (a) a senior secured term loan facility in an aggregate principal amount of $100,000 and (b) a senior secured revolving credit facility in an aggregate principal amount of up to $150,000 with a $20,000 sub limit available for letters of credit. Our credit facility is secured on first priority basis by (i) a pledge of all of the capital stock or other equity interest of our domestic subsidiaries, (ii) a pledge of 65% of the capital stock or other equity interest of selected overseas subsidiaries located in the United Kingdom, the Netherlands and Japan, (iii) 100% of the capital stock of the manufacturing entity in Reynosa, Mexico and all of its other assets and (iv) all our other domestic assets (other than real estate) and the stock of our domestic subsidiaries.

On December 29, 2004, we borrowed $100,000 on the term loan facility and $100,000 on the revolving credit facility. For the year ended December 31, 2005, we repaid $90,000 of the outstanding balance under the revolving credit facility, reducing the outstanding balance under the revolving credit facility to $10,000. The term loan facility is payable at approximately $11,111 per quarter, which commenced on December 15, 2005 and matures on December 30, 2007. The revolving credit facility matures on December 30, 2009. The revolving credit facility is classified as short term on the Consolidated Balance Sheet. The interest rate on the credit facility is the greater of (i) the prime rate and (ii) the federal funds rate plus 0.5%, plus in both cases, the applicable margin for U.S. — based loans. For Eurodollar-based loans, the rate is the adjusted LIBOR rate (defined as the LIBOR rate multiplied by the statutory reserve rate) plus the applicable margin. The applicable margin is based upon our leverage ratio (defined as the ratio of our total indebtedness to our consolidated EBITDA for the period of the most recent four fiscal quarters) plus 0.25% to 1.00% for U.S. — based loans and 1.25% to 2% for Eurodollar-based loans. For Eurodollar — based borrowing, we may elect interest periods of 1, 2, 3 or 6 months (or, to the extent made available by the applicable lenders, 12 months). The interest rates on our outstanding borrowings as of December 31, 2005 are 5.73% for the term loan facility and 7.75% for the revolving credit facility.

Under our credit facility, there are a number of security and financial covenant provisions. Our credit facility contains customary negative covenants and restrictions on our ability to engage in specified activities, including, but not limited to:

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

Under provisions of our credit facility, at our option, we may seek to obtain investment grade ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group, Inc. If these ratings are obtained, all collateral securing the credit facility will be released.

Our credit facility contains financial covenants that (a) restrict our total leverage ratio (debt to adjusted EBITDA) to a ratio no greater than 2.5 times total debt at any time, (b) require that we maintain the maximum senior leverage ratio to 2.0 to 1.0 (after January 1, 2006, maximum senior leverage is 1.75x at any time total leverage exceeds 2.0x), (c) require that we maintain minimum fixed charge coverage ratio of 1.5x and (d) minimum unrestricted domestic cash requirement of $25,000 at all times prior to September 30, 2005 and $50,000 at all times thereafter. On June 30, 2005, we received a waiver from our lender due to our settlement of the SAILS transaction, which was prohibited under the original credit agreement. This amendment also permitted Symbol to exclude the termination payments related to the SAILS settlement from interest expense when calculating covenants. On August 2, 2005, we received an additional amendment from our lender due to our failure of the fixed charge covenant caused by the 2005 corporate restructuring, allowing us to exclude the 2005 corporate restructuring charges from the fixed charge covenant calculation. The credit facility contains a number of security and financial covenants; after considering the waivers and amendments noted above, we were compliant with all financial covenants as of December 31, 2005.

(b)	On March 31, 2004, we entered into a purchase money secured installment loan with a bank for $13,825. The loan is payable in four semiannual installments of $3,655, including interest, commencing October 1, 2004. The proceeds received under the loan were used to finance the purchases of certain software. The fixed interest rate on this installment loan is 5.33%. This installment loan is collateralized by the purchased software.

(c)	In July 2005, we exercised the option to terminate the SAILS arrangement prior to its scheduled maturity.

The remaining portion of long-term debt outstanding relates primarily to capital lease obligations.

Contractual cash obligations

The following is a summary of the contractual commitments associated with our obligations as of December 31, 2005:

		Year Ended December 31,
	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt	$102,355	$57,901	$44,454	$—	$—	$—	$—
Capital lease commitments	10	10	—	—	—	—	—
Co-marketing commitments	400	400	—	—	—	—	—
Purchase obligations	204,181	204,181	—	—	—	—	—
Operating lease commitments	99,191	29,939	22,414	15,302	9,500	6,666	15,370

Total	$406,137	$292,431	$66,868	$15,302	$9,500	$6,666	$15,370

The purchase obligations above, do not include purchase obligations recorded on the balance sheet as current liabilities. Purchase obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on Symbol and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are generally fulfilled by our vendors within a short time frame.

Currently, our primary source of liquidity is cash flow from operations and the credit facility. Our primary liquidity requirements continue to be working capital, engineering costs, and financing and investing activities.

Our ability to fund planned capital expenditures and to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our credit facility will be adequate to meet our future liquidity needs for the next 12 months.

We may also be required to make future cash outlays in connection with outstanding legal contingencies. These potential cash outlays could be material and might affect liquidity requirements and cause us to pursue additional financing. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to fund these and our other liquidity needs or pay our indebtedness.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Revenue recognition

The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” Emerging Issues Task Force Issue No. 00-21 (Issue 00-21), “Revenue Arrangements with Multiple Deliverables,” and other applicable revenue recognition guidance and interpretations.

Product Revenue

We sell our products and systems to end users for their own consumption as well as to value-added resellers, distributors (collectively, “channel partners”) and original equipment manufacturers (“OEMs”). Channel partners may provide a service or add componentry in order to resell our product to end users. Revenue from the direct sale of our products and systems to end users and OEMs is recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The recognition of revenues related to sales of our products or systems to our value-added resellers is dependent upon the reseller’s ability to pay for the product without reselling it to the end user. Sales to resellers are recognized when products are shipped to the resellers, the title and risk of loss has passed to the reseller, the sales price is fixed or determinable and collectibility is reasonably assured. Historically, sales to resellers that lacked economic substance or cannot pay for our products without reselling them to their customers was recognized when the revenue was billed and collected. During the third quarter of 2005, Symbol converted certain of our resellers from billed and collected to the accrual basis of accounting following a review of customer accounts. The impact was an approximate $9,300 increase to revenue and an approximate $5,000 increase to gross profit during 2005. Revenue on sales to distributors is recognized when our products and systems are sold by the distributor to its customer. Channel partners, including distributors, participate in various cooperative marketing and other programs, and the Company maintains estimated accruals and allowances for these programs. We record the amount as a reduction to revenue or, if we have evidence of fair value of the advertising benefit received, as marketing expense. Outbound shipping charges to our customers are included in our product sales. Rebates are recorded as a reduction of product revenues when earned by our customers. Rebates for the years ended December 31, 2005, 2004 and 2003 were approximately $62,600, $33,100 and $23,000, respectively. Included in accounts payable and accrued expenses as of December 31, 2005 and 2004 was $23,520 and $18,169 related to rebates

Typically, Symbol does not sell its software products without the related hardware. The majority of the Company’s solutions contain software that is more than incidental to the hardware and services included in the arrangement. The Company’s typical solution requires no significant production, modification or customization of the software or hardware after it is shipped. For these arrangements, revenue is recognized upon shipment, delivery, installation or customer acceptance of the product, as defined in the customer contract.

Services Revenue

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

Customer service offerings include time and material services, spare part sales and maintenance service contracts. Time and material services are typically ordered by customers for equipment which is not under a maintenance service contract and which is in need of repair. These arrangements provide payment to Symbol based on direct labor hours at fixed rates plus the cost of materials. Revenue is recognized once the product has been repaired and shipped to the customer, when there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured. Revenue from sales that lack evidence of an arrangement are recognized when services are rendered and are billed and collected.

Spare part sales encompasses the sale of spare parts/accessories to third parties. Revenue is recognized when parts and accessory orders are fulfilled and shipped to the customer, when there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured. Revenue from sales that lack evidence of an arrangement are recognized when services are rendered and are billed and collected.

Maintenance service contract revenues are recognized when there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured, generally over the contract term. Revenue from these contracts that lack evidence of an arrangement are recognized when billed and collected and services are rendered.

Multiple Deliverable Arrangements

When a sale involves multiple elements, such as sales of products that include services, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged by us when the same element is sold separately. In addition, installation services are not considered by the Company to be a separate unit of accounting, and accordingly, the Company defers revenue associated with its product offerings until the installation is completed and customer acceptance is obtained.

We record a provision for estimated future product returns based on our historical experience of similar product returns from our customers.

Product return reserves and allowance for doubtful accounts

We record as reductions of revenue provisions for estimated product returns. The estimated amount is based on historical experience of similar products sold to our customers and then returned. If our product mix or customer base changes significantly, this could result in a change to our future estimated product return reserve. Management believes the reserve for product returns is adequate to cover anticipated credits issued for such returns; however, if future returns differ from our historical experience and estimates, then this could result in an increase in the reserve. An increase of one percent in the reserve percentage would result in an increase in our estimated product return reserve of approximately $1,600 as of December 31, 2005.

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

Legal contingencies

We are currently involved in certain legal proceedings and accruals are established when we are able to estimate the probable outcome of these matters in accordance with SFAS No. 5 “Accounting for Contingencies.” Such estimates of outcome are derived from consultation with in-house and outside legal counsel, as well as an assessment of litigation and settlement strategies. In many cases, outcomes of such matters are determined by third parties, including governmental entities and judicial bodies. Any provisions made in our financial statements, as well as related disclosures, represent management’s best estimates of the current status of such matters and its potential outcome based on a review of the facts and in consultation with in-house and outside legal counsel. Our estimates may change from period to period based on changes in facts and circumstances, process of negotiations in settling matters and changes determined by management. As further described under the caption “Item 3. Legal Proceedings-Smart Media Litigation” above, on February 22, 2006, the Ohio Supreme Court declined to review the appeal of the plaintiffs in the Smart Media litigation. Symbol and Telxon intend to seek return of the $50 million and accrued interest deposited with the clerk of the court by Telxon and Symbol to secure the judgment as soon as the court system allows. We did not have a liability recorded on our balance sheet related to this matter as we believed an unfavorable outcome was not probable.

Inventory valuation

We record our inventories at the lower of historical cost or market value. In assessing the ultimate realization of recorded amounts, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Projected demand levels, economic conditions, business restructurings, technological innovation and product life cycles are variables we assess when determining our reserve for excess and obsolete inventories. We have experienced significant changes in required reserves in recent years due to these variables. At the end of 2003, our inventory reserves were estimated at $109,331 or 33.9% of gross inventory. As of December 31, 2005 and 2004, such reserves have been reduced to $49,066 or 21.2% of gross inventory and $55,247 or 21.0% of gross inventory, respectively. The reduction of reserves was primarily the result of the write off and scrapping of inventory and the sale of inventory.

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

Warranty reserves

We provide standard warranty coverage for most of our products generally ranging for periods of one year up to five years from the date of shipment. We record a liability for estimated warranty claims based on historical claims, product failure rates and other factors. This liability primarily includes the anticipated cost of materials, labor and shipping necessary to repair and service the equipment. Our warranty obligation is affected by the products actually under warranty, product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Should our warranty policy change or should actual failure rates, material usage and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required. A five percent increase in our products under warranty would cause an approximate $860 increase to our warranty provision at December 31, 2005.

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

Income Taxes

Assessment of the appropriate amount and classification of income taxes are dependent on several factors, including estimates of the timing and probability of the realization of deferred income taxes and the timing of tax payments. Deferred income taxes are provided for the income tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates, which if changed, would result in either an increase or decrease in the reported income taxes in the period of change, such as occurred in the second quarter (See Income Taxes Footnote included elsewhere herein). A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, and other available evidence.

Our assessment of future taxable income is based on historical results, exclusive of non-recurring or unusual charges and management’s assessment of future taxable income and other known transactions which would result in taxable income.

Forecasts of future sources of taxable income were prepared based on various assumptions concerning the growth of the Company’s business operations that will be subject to income tax in a particular taxing jurisdiction. The reversal of all significant timing differences was considered in calculating the forecasted taxable income under each scenario. The estimated income tax payable was then calculated based on the tax rates in effect as of December 31, 2005. Tax credits (including a forecast of expected tax credits that will arise in each year of the forecast) were then applied to reduce the tax, subject to existing limitations under the applicable tax laws. Based on these forecasts, it is more likely than not that substantially all of the deferred tax assets will be utilized well before the underlying tax attributes’ expiration periods.

We have had a number of isolated items in the past that have had negative and positive impacts on our taxable income, however, we do not expect these items to recur in the future. We are projecting taxable income in the future.

In addition to valuation allowance, reserves for uncertain income tax positions are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations, and interpretations. Our estimate of the amount of our income tax uncertainties factors in reasoned assumptions based on past experiences and judgments about assertions that could be made by the taxing authorities. We believe our reserves for uncertain income tax positions are reasonable although the accruals may change in the future due to new developments which we monitor during each reporting period. It is possible that the ultimate resolution of these matters individually, or in the aggregate, may be greater or less than the amount that we have accrued.

Actual income taxes could vary from estimated amounts due to future impacts of various items, including changes in tax laws, positions taken by governmental authorities relative to the deductibility of certain expenses we incur, changes in our financial condition and results of operations, as well as reviews of our tax returns by various taxing authorities as part of the normal course of business.

Our critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Recently issued accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Income based on their fair values.

In April 2005, the SEC extended the adoption date for Statement 123 (R) until January 1, 2006 and we adopted Statement 123 (R) on January 1, 2006 using the modified prospective method.

As permitted by Statement 123, through December 31, 2005 we accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123 (R)’s fair value method is expected to reduce earnings per share by approximately $.01 per share on a quarterly basis, beginning in the first quarter of 2006. Had we adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share shown above in the footnotes to the accompanying consolidated financial statements. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax deductions were $3,152, $25,665 and $439 for the year ended December 31, 2005, 2004 and 2003.

The pro forma information in the accompanying financial statements presents the estimated compensation charges under Statement 123. The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for stock-based awards on a straight-line basis over the requisite service period for the entire award.

Based on the release of Statement 123 (R), we have amended, effective January 1, 2006, our Employee Stock Purchase Program (“ESPP”) to reduce the discount of the price of the shares purchased by employees in the ESPP from its current discount of 15% to a discount of 5% and we will also eliminate the look-back period currently utilized to determine the price of the shares purchased. These changes will allow the ESPP to continue to result in no compensation expense being recorded by us in our Consolidated Statements of Income when we implement Statement 123 (R) with respect to such plan.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our results of operations or financial condition.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Symbol in the first quarter of fiscal 2006. We currently do not expect to make accounting changes which would be affected by this pronouncement.

In June 2005, the FASB issued FASB Staff Position 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. We adopted FSP 143-1 in the second quarter of fiscal 2005 and continued to implement the pronouncement for the EU-member countries that have enacted country specific laws through December 31, 2005. The adoption of FSP 143-1 did not have a material effect on our financial statements through December 31, 2005. Due to the fact that several major EU-member countries have not yet enacted country-specific laws, we cannot estimate the effect of applying this guidance in future periods.

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

We enter into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During 2005, the principal transactions hedged were intercompany and third party transactions denominated in currencies other than the US Dollar. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected as a component of operating results in our Consolidated Statements of Income.

We use a sensitivity model to assess the market risk of our derivative financial instruments. The sensitivity model initially determines the fair value of foreign currency derivatives outstanding at December 31, 2005, applies a hypothetical 10% (increase and decrease) change in each currencies’ market rate. The difference between initial fair value and the fair value after applying hypothetical shifts in currency pricing represents potential gains or losses in earnings. The measured amount at December 31, 2005 related to our foreign exchange contracts was $6.3 million.

Our calculated market risk calculation represents an estimate of reasonably possible net losses and gains that would be recognized on our portfolio of derivative financial instruments assuming hypothetical 10% movements in future currency market pricing and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in our portfolio of derivative financial instruments during the year. We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying transactions for which the derivative financial instrument was intended.

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

The audit reports of Deloitte & Touche on Symbol’s consolidated financial statements for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Deloitte & Touche’s audit report on Symbol’s consolidated financial statements for such years includes an explanatory paragraph relating to the change in method of accounting in 2002 for goodwill and other intangibles to conform to SFAS No. 142, “Goodwill and Other Intangible Assets.”

During the fiscal years ended December 31, 2003 and 2002 and the subsequent interim period through March 25, 2004, there were no disagreements between Symbol and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with their reports, except that, subsequent to the issuance of Symbol’s 2002 consolidated financial statements, Deloitte & Touche advised Symbol that it believed that the accounting treatment afforded to an available for sale security for which an other than temporary impairment charge was recorded in the second quarter of 2002 should be revised. Deloitte & Touche advised Symbol that it believed that an other than temporary impairment of such investment should have been recognized in 2001. Symbol disagreed with Deloitte  & Touche’s conclusions with respect to this matter. This accounting matter was resolved, Symbol revised the accounting treatment for this investment and reissued its 2002 financial statements in an amended filing of it’s 2002 Annual Report on Form 10-K/A (Amendment No. 1) on February 25, 2004.

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

Symbol authorized Deloitte & Touche to respond fully to inquiries of Ernst  & Young concerning the reportable events discussed above.

Deloitte & Touche, the member firms of Deloitte Touche Tohmatsu and their respective affiliates may continue to be engaged by Symbol or its subsidiaries in non-audit capacities now or in the future.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as this term is defined under Rule 13a — 15(e) promulgated under the Securities Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting has occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included on page F-3 of this report.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10.	Directors and Executive Officers of the Registrant.

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2006 Proxy Statement is incorporated by reference in this section. The information under the heading “Executive Officers of the Registrant” in Item 4A of this Form 10-K is also incorporated by reference in this section.

Our Chief Executive Officer made the Annual Certification required by Section 303A.12(a) of the New York Stock Exchange Company Manual on June 1, 2005. In addition, Symbol has filed with the SEC as Exhibits 31.1 and 31.2, respectively, to this Form 10-K the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer in his capacity as principal financial and executive officer relating to the quality of its public disclosure.

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

Item 11.  Executive Compensation.

The information appearing under the headings “Executive Compensation,” “Option Grants in Last Fiscal Year,” “Option Exercises and Fiscal Year-End Values,” “Employment Agreements,” “Equity Compensation Plans,” “401(k) Plan,” “Executive Retirement Plan,” “Equity Compensation Plan Information,” and “Compensation Committee Interlocks and Insider Participation” of the 2006 Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information appearing in our 2006 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions.

The information appearing in our 2006 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference.

Item 14.	Principal Accounting Fees and Services.

The information appearing in our 2006 Proxy Statement under the headings “Report of the Audit Committee of the Board of Directors,” “Fees to Independent Auditors for Fiscal 2005 and 2004” and “Appointment of Certified Public Accountants” is incorporated by reference.

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

2. Financial Statement Schedules

The information in response to this Item 15(a)2 is included in the Consolidated Financial Statements and notes thereto, and related Report of Independent Registered Public Accounting Firm, beginning on page F-1. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or notes thereto.

3. Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference.

(b)	Exhibits

Number	Description

3.1	Certificate of Incorporation of Symbol Technologies, Inc., as amended (Incorporated by reference to Exhibit 3.1 to Symbol’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)

3.2	Amended and Restated By-Laws of Symbol (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 4, 2005)

4.1	Form of Certificate for Shares of the Common Stock of Symbol (Incorporated by reference to Symbol’s Form SE on March 3, 1999)

4.2	Rights Agreement, dated as of August 13, 2001, between Symbol and The Bank of New York, as Rights Agent, which includes the Form of Certificate of Designations with respect to the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock as Exhibit C (Incorporated by reference to Exhibit 4 to Symbol’s Current Report on Form 8-K dated August 21, 2001)

10.1	Form of 2008 Stock Purchase Warrant issued to certain directors (Incorporated by reference to Exhibit 10.1 to Symbol’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.2	1994 Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-78678 on Form S-8)

10.3	2000 Directors’ Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.4	2002 Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-89668 on Form S-8)

10.5	1997 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-89668 on Form S-8)

10.6	1997 Employee Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-73322 on Form S-8)

10.7	1991 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.1 to Symbol’s Annual Report on Form 10-K for the year ended December 31, 1991)

10.8	1990 Non-Executive Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of Symbol’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”))

10.9	2001 Non-Executive Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.9 on Form 10-K/A for the year ended December 31, 2002)

10.10	Telxon Corporation 1990 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.9 of Symbol’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”))

10.11	Symbol Technologies, Inc. Executive Bonus Plan, as amended and restated (Incorporated by referenced to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.12	Symbol Technologies, Inc. 2004 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.13	Telxon Corporation 1990 Non-Employee Stock Option Plan (Incorporated by reference to Exhibit 10.10 of the 2002 Form 10-K)

10.14	2001 Non-Executive Stock Option Plan (Incorporated by reference to Exhibit 10.8 of Symbol’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”))

10.15	Settlement Agreement by and between Symbol Technologies, Inc. and Leonard Goldner, dated April 25, 2005 (Incorporated by reference to Exhibit 10.22 to Symbol’s Registration Statement on Form S-1 (File No. 333-119076) filed September 16, 2004 (the “Form S-1”))

10.16	Employment Agreement by and between Symbol and Salvatore Iannuzzi, dated as of January 12, 2006 (Incorporated by reference to Exhibit 10.2 to Symbol’s Report on Form 8-K filed on February 1, 2006)

Number	Description

10.17	Separation and Release Agreement, dated as of July 28, 2005, by and between Symbol Technologies, Inc. and William R. Nuti (Incorporated by reference to Exhibit 10.1 to Symbol’s Current Report on Form 8-K dated August 1, 2005)

10.18	Separation Agreement and Release, dated as of July 21, 2005, between Symbol Technologies, Inc. and Mark T. Greenquist (Incorporated by reference to Exhibit 10.1 to Symbol’s Report on Form 8-K dated July 25, 2005)

10.19	Executive Retirement Plan, as amended (Incorporated by reference to Exhibit 10.2 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.20	2002 Executive Stock Ownership and Option Retention Program, dated as of December 16, 2002 (Incorporated by reference to Exhibit 10.22 of the 2002 Form 10-K)

10.21	Summary of Symbol Technologies, Inc. Executive Bonus Plan (Incorporated by reference to Exhibit 10.13 of the 1999 Form 10-K)

10.22	Credit Agreement, dated as of December 29, 2004, among Symbol, the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated December 29, 2004)

10.23	Guarantee and Collateral Agreement, dated as of December 29, 2004, among Symbol, the material subsidiaries therein and JPMorgan Chase Bank, N.A., in its capacity as collateral agent (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated December 29, 2004)

10.24	First Amendment and Restatement, dated as of February 16, 2005, to the Credit Agreement, dated as of December 29, 2004, among Symbol Technologies, Inc., the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners and the Guarantee and Collateral Agreement, dated as of December 29, 2004, among Symbol Technologies, Inc., the material subsidiaries therein and JPMorgan Chase Bank, N.A., in its capacity as collateral agent (Incorporated herein by reference to Exhibit 10.1 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.25	Amended and Restated Credit Agreement, dated as of December 29, 2004, as amended and restated as of February 16, 2005, among Symbol Technologies, Inc., the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners (Incorporated herein by reference to Exhibit 10.2 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.26	Amended and Restated Guarantee and Collateral Agreement, dated as of December 29, 2004, as amended and restated as of February 16, 2005, among Symbol Technologies, Inc., the material subsidiaries therein and JPMorgan Chase Bank, N.A., in its capacity as collateral agent (Incorporated herein by reference to Exhibit 10.3 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.27	Waiver and Amendment, dated as of June 30, 2005, to the Amended and Restated Credit Agreement dated as of December 29, 2004, as amended and restated as of February 16, 2005, among Symbol Technologies, Inc., the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners (Incorporated herein by reference to Exhibit 10.4 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.28	Waiver and Amendment, dated as of August 2, 2005, to the Amended and Restated Credit Agreement dated as of December 29, 2004, as amended and restated as of February 16, 2005, among Symbol Technologies, Inc., the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners (Incorporated herein by reference to Exhibit 10.1 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

Number		Description

16		Letter, dated March 31, 2004, from Deloitte & Touche LLP to the United States Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K dated April 1, 2004)

21	*	Subsidiaries

23	.1*	Consent of Ernst & Young LLP

23	.2*	Consent of Deloitte & Touche LLP

31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBOL TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Salvatore Iannuzzi
Salvatore Iannuzzi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Robert J. Chrenc Robert J. Chrenc	Chairman of the Board of Directors	March 3, 2006

/s/ Salvatore Iannuzzi Salvatore Iannuzzi	President and Chief Executive Officer and Director (principal executive and financial officer)	March 3, 2006

/s/ Edward Kozel Edward Kozel	Director	March 3, 2006

/s/ J. Michael Lawrie J. Michael Lawrie	Director	March 3, 2006

/s/ George Samenuk George Samenuk	Director	March 3, 2006

Timothy T. Yates	Senior Vice President and Chief Financial Officer and Director

/s/ Melvin A. Yellin Melvin A. Yellin	Director	March 3 2006

/s/ James M. Langrock James M. Langrock	Vice President — Chief Accounting Officer and Corporate Controller (principal accounting officer)	March 3, 2006

Exhibit index

Number	Description

3.1	Certificate of Incorporation of Symbol Technologies, Inc., as amended (Incorporated by reference to Exhibit 3.1 to Symbol’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)

3.2	Amended and Restated By-Laws of Symbol (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 4, 2005)

4.1	Form of Certificate for Shares of the Common Stock of Symbol (Incorporated by reference to Symbol’s Form SE on March 3, 1999)

4.2	Rights Agreement, dated as of August 13, 2001, between Symbol and The Bank of New York, as Rights Agent, which includes the Form of Certificate of Designations with respect to the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock as Exhibit C (Incorporated by reference to Exhibit 4 to Symbol’s Current Report on Form 8-K dated August 21, 2001)

10.1	Form of 2008 Stock Purchase Warrant issued to certain directors (Incorporated by reference to Exhibit 10.1 to Symbol’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.2	1994 Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-78678 on Form S-8)

10.3	2000 Directors’ Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.4	2002 Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-89668 on Form S-8)

10.5	1997 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-89668 on Form S-8)

10.6	1997 Employee Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-73322 on Form S-8)

10.7	1991 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.1 to Symbol’s Annual Report on Form 10-K for the year ended December 31, 1991)

10.8	1990 Non-Executive Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of Symbol’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”))

10.9	2001 Non-Executive Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.9 on Form 10-K/A for the year ended December 31, 2002)

10.10	Telxon Corporation 1990 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.9 of Symbol’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”))

10.11	Symbol Technologies, Inc. Executive Bonus Plan, as amended and restated (Incorporated by referenced to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.12	Symbol Technologies, Inc. 2004 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.13	Telxon Corporation 1990 Non-Employee Stock Option Plan (Incorporated by reference to Exhibit 10.10 of the 2002 Form 10-K)

10.14	2001 Non-Executive Stock Option Plan (Incorporated by reference to Exhibit 10.8 of Symbol’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”))

10.15	Settlement Agreement by and between Symbol Technologies, Inc. and Leonard Goldner, dated April 25, 2005 (Incorporated by reference to Exhibit 10.22 to Symbol’s Registration Statement on Form S-1 (File No. 333-119076) filed September 16, 2004 (the “Form S-1”))

10.16	Employment Agreement by and between Symbol and Salvatore Iannuzzi, dated as of January 12, 2006 (Incorporated by reference to Exhibit 10.2 to Symbol’s Report on Form 8-K filed on February 1, 2006)

Number	Description

10.17	Separation and Release Agreement, dated as of July 28, 2005, by and between Symbol Technologies, Inc. and William R. Nuti (Incorporated by reference to Exhibit 10.1 to Symbol’s Current Report on Form 8-K dated August 1, 2005)

10.18	Separation Agreement and Release, dated as of July 21, 2005, between Symbol Technologies, Inc. and Mark T. Greenquist (Incorporated by reference to Exhibit 10.1 to Symbol’s Report on Form 8-K dated July 25, 2005)

10.19	Executive Retirement Plan, as amended (Incorporated by reference to Exhibit 10.2 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.20	2002 Executive Stock Ownership and Option Retention Program, dated as of December 16, 2002 (Incorporated by reference to Exhibit 10.22 of the 2002 Form 10-K)

10.21	Summary of Symbol Technologies, Inc. Executive Bonus Plan (Incorporated by reference to Exhibit 10.13 of the 1999 Form 10-K)

10.22	Credit Agreement, dated as of December 29, 2004, among Symbol, the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated December 29, 2004)

10.23	Guarantee and Collateral Agreement, dated as of December 29, 2004, among Symbol, the material subsidiaries therein and JPMorgan Chase Bank, N.A., in its capacity as collateral agent (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated December 29, 2004)

10.24	First Amendment and Restatement, dated as of February 16, 2005, to the Credit Agreement, dated as of December 29, 2004, among Symbol Technologies, Inc., the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners and the Guarantee and Collateral Agreement, dated as of December 29, 2004, among Symbol Technologies, Inc., the material subsidiaries therein and JPMorgan Chase Bank, N.A., in its capacity as collateral agent (Incorporated herein by reference to Exhibit 10.1 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.25	Amended and Restated Credit Agreement, dated as of December 29, 2004, as amended and restated as of February 16, 2005, among Symbol Technologies, Inc., the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners (Incorporated herein by reference to Exhibit 10.2 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.26	Amended and Restated Guarantee and Collateral Agreement, dated as of December 29, 2004, as amended and restated as of February 16, 2005, among Symbol Technologies, Inc., the material subsidiaries therein and JPMorgan Chase Bank, N.A., in its capacity as collateral agent (Incorporated herein by reference to Exhibit 10.3 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.27	Waiver and Amendment, dated as of June 30, 2005, to the Amended and Restated Credit Agreement dated as of December 29, 2004, as amended and restated as of February 16, 2005, among Symbol Technologies, Inc., the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners (Incorporated herein by reference to Exhibit 10.4 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.28	Waiver and Amendment, dated as of August 2, 2005, to the Amended and Restated Credit Agreement dated as of December 29, 2004, as amended and restated as of February 16, 2005, among Symbol Technologies, Inc., the lenders identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative and collateral agent, Fleet National Bank, as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as co-lead arrangers and joint bookrunners (Incorporated herein by reference to Exhibit 10.1 to Symbol’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

Number		Description

16		Letter, dated March 31, 2004, from Deloitte & Touche LLP to the United States Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K dated April 1, 2004)

21	*	Subsidiaries

23	.1*	Consent of Ernst & Young LLP

23	.2*	Consent of Deloitte & Touche LLP

31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SYMBOL TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Symbol Technologies, Inc. and subsidiaries consolidated financial statements and financial statement schedules comprising Item 8 and Schedule II listed in the index at Item 15 of Annual Report on Form 10-K to Securities and Exchange Commission as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005.

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Symbol Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Symbol Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a) in respect of the data for 2005 and 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symbol Technologies, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule data for 2005 and 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
March 1, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Symbol Technologies, Inc.
Holtsville, New York

We have audited the accompanying consolidated statement of income, stockholders’ equity, and cash flow of Symbol Technologies, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated statement of income, stockholders’ equity, and cash flow present fairly, in all material respects, the results of operations and cash flows of Symbol Technologies, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP

New York, New York
March 12, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Symbol Technologies, Inc.

We have audited management’s assessment, included in Item 9A — Controls and Procedures — Management’s Report on Internal Control over Financial Reporting that Symbol Technologies, Inc. and subsidiaries (“Symbol”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symbol’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Symbol maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Symbol maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symbol as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005 and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
March 1, 2006

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(Amounts in thousands, except per share data)

ASSETS
Current Assets:
Cash and cash equivalents	$139,123	$217,641
Accounts receivable, less allowance for doubtful accounts of $8,469 and $9,385, respectively	213,020	164,158
Inventories, net	182,201	207,338
Deferred income taxes	172,539	179,844
Other current assets	22,836	24,286

Total current assets	729,719	793,267
Property, plant and equipment, net	240,238	241,508
Deferred income taxes	215,918	236,725
Investments in marketable securities	369	81,230
Goodwill	499,065	497,283
Intangible assets, net	38,516	45,404
Restricted cash	52,843	51,370
Other assets	39,637	34,082

Total assets	$1,816,305	$1,980,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$362,087	$465,415
Short term credit facility	10,000	100,000
Current portion of long-term debt	47,901	18,072
Deferred revenue	57,355	43,692
Income taxes payable	10,737	20,132
Accrued restructuring expenses	9,353	9,971

Total current liabilities	497,433	657,282
Long-term debt, less current maturities	44,454	176,087
Deferred revenue	43,131	25,122
Other liabilities	24,037	49,859
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $1.00; authorized 10,000 shares, none issued or outstanding	—	—
Series A Junior Participating preferred stock, par value $1.00, authorized 500 shares, none issued or outstanding	—	—
Common stock, par value $0.01; authorized 600,000 shares; issued 282,390 shares and 272,069 shares, respectively	2,824	2,721
Additional paid-in capital	1,592,178	1,484,093
Accumulated other comprehensive earnings, net	4,338	13,699
Deferred compensation	(10,635)	(15,642)
Accumulated deficit	(85,255)	(112,565)

	1,503,450	1,372,306
LESS:
Treasury stock at cost, 29,818 shares and 29,796 shares, respectively	(296,200)	(299,787)

Total stockholders’ equity	1,207,250	1,072,519

Total liabilities and stockholders’ equity	$1,816,305	$1,980,869

See notes to consolidated financial statements.

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands, except per share data)

REVENUE:
Product	$1,477,699	$1,433,671	$1,223,853
Services	287,932	298,452	306,425

	1,765,631	1,732,123	1,530,278
COST OF REVENUE:
Product cost of revenue	773,139	710,677	632,104
Services cost of revenue	202,109	207,519	220,928
Restructuring charges	10,329	5,934	3,639
Asset impairments	10,107	—	—

	995,684	924,130	856,671

GROSS PROFIT	769,947	807,993	673,607

OPERATING EXPENSES:
Engineering	154,923	167,683	159,068
Selling, general and administrative	538,290	503,380	433,837
Restructuring charges	28,721	5,170	1,181
Asset impairments	7,076	—	—
Write-off of acquired in-process research and development	—	12,800	—
(Recovery)/provision for legal settlements	(12,578)	(21,400)	72,000

	716,432	667,633	666,086

INCOME FROM OPERATIONS	53,515	140,360	7,521

OTHER (EXPENSE)/INCOME:
Interest income	4,386	3,507	2,969
Interest expense	(12,105)	(20,032)	(10,590)
Impairment of investments	(699)	—	(3,550)
Termination of SAILS contract	(10,619)	—	—
Other (expense)/income, net	(1,672)	(66)	7,551

	(20,709)	(16,591)	(3,620)

INCOME BEFORE INCOME TAXES	32,806	123,769	3,901
Provision for income taxes	559	41,922	606

Net earnings	$32,247	$81,847	$3,295

EARNINGS PER SHARE:
Basic	$0.13	$0.34	$0.01

Diluted	$0.13	$0.33	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	249,978	242,469	230,710

Diluted	250,923	246,166	236,449

See notes to consolidated financial statements.

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

								Accumulated
	Common Stock							Other
	$0.01 Par Value		Additional					Comprehensive
	Shares		Paid-In	Deferred	Accumulated	Treasury	Comprehensive	Earnings
	Issued	Amount	Capital	Compensation	(Deficit)	Stock	Earnings	(Loss)	Total
	(Amounts in thousands, except per share data)

BALANCE, JANUARY 1, 2003	256,589	$2,566	$1,323,085	$—	$(188,340)	$(236,476)		$(13,096)	$887,739
Comprehensive earnings:
Net earnings	—	—	—	—	3,295	—	$3,295	—	3,295
Translation adjustments, net of tax	—	—	—	—	—	—	17,009	17,009	17,009
Unrealized gain/(loss) on available for sale securities and foreign currency cash flow hedges, net of tax	—	—	—	—	—	—	585	585	585

Total comprehensive earnings	—	—	—	—	—	—	$20,889	—	—

Stock option abeyance	—	—	10,539	—	—	—		—	10,539
Exercise of stock options	308	3	2,119	—	—	—		—	2,122
ESPP differential	—	—	6,137	—	—	—		—	6,137
Stock based compensation expense	—	—	349	—	—	—		—	349
Treasury share activity	—	—	—	—	—	(2,553)		—	(2,553)
Dividends paid	—	—	—	—	(4,624)	—		—	(4,624)

BALANCE, DECEMBER 31, 2003	256,897	2,569	1,342,229	—	(189,669)	(239,029)		4,498	920,598
Comprehensive earnings:
Net earnings	—	—	—	—	81,847	—	$81,847	—	81,847
Translation adjustments, net of tax	—	—	—	—	—	—	11,446	11,446	11,446
Unrealized gain/(loss) on available for sale securities and foreign currency cash flow hedges, net of tax	—	—	—	—	—	—	(2,245)	(2,245)	(2,245)

Total comprehensive earnings	—	—	—	—	—	—	$91,048	—	—

Stock option abeyance	—	—	2,430	—	—	—		—	2,430
Exercise of stock options	13,273	133	114,210	—	—	—		—	114,343
Class action lawsuit settlement in shares	587	6	9,619	—	—	—		—	9,625
ESPP differential	—	—	(2,258)	—	—	—		—	(2,258)
Treasury share activity	—	—	—	—	—	(68,006)		—	(68,006)
Re-issuance of treasury shares	—	—	—	—	—	7,248		—	7,248
Deferred stock compensation	1,312	13	17,863	(15,642)	—	—		—	2,234
Dividends paid	—	—	—	—	(4,743)	—		—	(4,743)

BALANCE, DECEMBER 31, 2004	272,069	2,721	1,484,093	(15,642)	(112,565)	(299,787)		13,699	1,072,519
Comprehensive earnings:
Net earnings	—	—	—	—	32,247	—	$32,247	—	32,247
Translation adjustments, net of tax	—	—	—	—	—	—	(10,896)	(10,896)	(10,896)
Unrealized gain/(loss) on available for sale securities and foreign currency cash flow hedges, net of tax	—	—	—	—	—	—	1,535	1,535	1,535

Total comprehensive earnings	—	—	—	—	—	—	$22,886	—	—

Exercise of stock options	2,511	25	21,260	—	—	—			21,285
Class action lawsuit settlement in shares	7,707	77	88,644	—	—	—		—	88,721
Treasury share activity	—	—	—	—	—	(1,736)		—	(1,736)
Re-issuance of treasury shares	—	—	(934)	—	—	5,323		—	4,389
Deferred stock compensation	103	1	(885)	5,007	—	—		—	4,123
Dividends paid	—	—	—	—	(4,937)	—		—	(4,937)

BALANCE, DECEMBER 31, 2005	282,390	$2,824	$1,592,178	$(10,635)	$(85,255)	$(296,200)		$4,338	$1,207,250

See notes to consolidated financial statements.

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$32,247	$81,847	$3,295
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and equipment	53,188	54,248	52,949
Other amortization	17,648	23,549	15,838
Provision for losses on accounts receivable	3,561	3,514	7,564
Provision for inventory write-down	12,510	16,189	20,132
(Recovery) provision for legal settlements	—	(21,400)	72,000
Write-off of acquired in-process research and development	—	12,800	—
Non cash restructuring, asset impairment and other charges	19,407	15,964	4,433
Non cash stock based compensation expense	4,123	4,468	17,087
Loss on sale of property, plant and equipment	473	3,803	2,751
Unrealized holding loss/(gain) on marketable securities	791	20,758	(46,549)
Change in fair value of derivative	(1,397)	(19,622)	39,311
Deferred income tax (benefit)/provision	3,762	15,627	(6,232)
Tax benefit on exercise of stock options	3,152	25,665	439
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS OF ACQUISITIONS:
Accounts receivable	(58,800)	75,006	3,588
Inventories	11,274	(5,867)	33,522
Other assets	119	(573)	(1,239)
Net proceeds from lease securitizations	—	6,695	9,395
Accounts payable and accrued expenses	7,214	(101,728)	(7,447)
Accrued restructuring expenses	374	(7,323)	(1,708)
Other liabilities and deferred revenue	2,014	20,899	14,636

Net cash provided by operating activities	111,660	224,519	233,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in other companies, net of cash acquired	(1,255)	(239,329)	(14,993)
Restricted cash	(1,473)	(51,012)	—
Proceeds from disposal of property, plant and equipment	3,410	3,550	1,381
Purchases of property, plant and equipment	(72,034)	(91,574)	(60,573)
Investments in intangible and other assets	(8,173)	(3,479)	(5,083)

Net cash used in investing activities	(79,525)	(381,844)	(79,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and long-term debt	—	453,505	—
Repayment of notes payable and long-term debt	(112,464)	(253,714)	(86,782)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	17,826	47,212	4,178
Purchase of treasury shares	(1,442)	(26,590)	(5,110)
Dividends paid	(4,937)	(4,743)	(4,624)

Net cash (used in) provided by financing activities	(101,017)	215,670	(92,338)

Effects of exchange rate changes on cash and cash equivalents	(9,636)	9,279	11,737

Net (decrease) increase in cash and cash equivalents	(78,518)	67,624	73,896
Cash and cash equivalents, beginning of year	217,641	150,017	76,121

Cash and cash equivalents, end of year	$139,123	$217,641	$150,017

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID, NET DURING THE YEAR FOR:
Interest	$9,745	$26,867	$11,132
Income taxes	$4,466	$15,006	$4,698

See notes to consolidated financial statements.

Symbol Technologies, Inc. and Subsidiaries
Notes to consolidated financial statements as of
December 31, 2005 and 2004 and for the
years ended December 31, 2005, 2004 and 2003
(amounts in thousands, except per share data)

1.	Summary of significant accounting policies

a. Description of business and principles of consolidation

Symbol Technologies, Inc. and its subsidiaries deliver products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, radio frequency identification (“RFID”) technology, mobile computing platforms, wireless infrastructure, software management tools and services programs under the Symbol Enterprise Mobility Services brand. The Consolidated Financial Statements include the accounts of Symbol Technologies, Inc. and its majority-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. References herein to “Symbol,” “Company,” “we,” “us,” or “our” refer to Symbol Technologies, Inc. and its subsidiaries unless the context specifically states or implies otherwise.

b. Reclassifications

Certain reclassifications were made to previously disclosed amounts to conform to current presentations. Accordingly, the Balance Sheet as of December 31, 2004 includes a reclassification to reflect net credit customer account receivable balances as a component of accounts payable and accrued expenses and not as a reduction of accounts receivable (primarily related to payments received from distributors prior to when the related revenue is recorded on the sell-through method), as it was reflected in filings prior to the Company’s Form 10-Q for the quarterly period ended June 30, 2005. This change was made beginning in the second quarter of 2005 to provide a more appropriate presentation of our financial position to the readers of the financial statements.

Additionally, the Company has reclassified certain expenses related to stock based compensation which, in previous SEC filings, were all included as a component of operating expenses in the Consolidated Statements of Income and disclosed separately. The following summarizes the impact of the reclassification for the years ended December 31, 2004 and 2003.

	2004	2003

Product cost of revenue	$710	$640
Services cost of revenue	335	1,002
Engineering	140	2,740
Selling, general and administrative	1,049	12,705

	$2,234	$17,087

c. Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less and consist primarily of money market funds and time deposits at December 31, 2005 and 2004. Such investments are stated at cost, which approximates market value and were $50,613 and $98,005 at December 31, 2005 and 2004, respectively. These investments are not subject to significant market risk.

Restricted cash at December 31, 2005 of $52,843 represents two deposits, plus accumulated interest. One amount of $51,819 at December 31, 2005 collateralizes a bond serving as security for the trial court judgment against Telxon Corporation (“Telxon”) and Symbol for the Smart Media litigation. On September 21, 2005, the Ohio Court of Appeals for the Ninth District reversed the judgment of the trial court against Symbol and Telxon. The decision set aside the trial court’s previous judgment, rendered on May 6, 2004. The plaintiffs appealed the Court of Appeals decision to the Ohio Supreme Court and on February 22, 2006, the Ohio Supreme Court declined to review the appeal. Symbol and Telxon intend to seek return of the $50,000 and accrued interest deposited with the clerk of the court by Telxon and Symbol to secure the judgment as soon as the court system allows. Accordingly, the

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

Company will continue to classify the restricted cash as long-term in the Consolidated Balance Sheet as of December 31, 2005. The second amount at December 31, 2005 of $1,024 is an interest-bearing letter of credit pledged as a supplier bond, which is classified as long-term in the Company’s Consolidated Balance Sheet as of December 31, 2005. Interest income earned from these investments is recognized by the Company.

The total cash and cash equivalents balance, including restricted cash, at December 31, 2005 and 2004 was $191,966 and $269,011, respectively. At December 31, 2005 and 2004, $79,826 and $130,639, respectively, of our cash and cash equivalents was held by institutions outside the United States. The remaining cash and cash equivalent balances are held in institutions in the United States. The amount covered by the Federal Deposit Insurance Company was $400 as of December 31, 2005 and 2004.

d. Allowance for doubtful accounts

Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risks, as well as the aging of the accounts receivable.

e. Inventories

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

f. Property, plant and equipment

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

g. Goodwill and intangible assets

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Accordingly, the Company performs an annual goodwill impairment test in the fourth quarter of each fiscal year. Under SFAS 142, goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. For purposes of performing the impairment test for goodwill, we considered the following as our reporting units: Product and Service.

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. The Company completed its most recent annual review during the fourth quarter of fiscal 2005, during which no impairment in value was identified.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

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

h. Research and development

Research and development costs are charged to expense as incurred and are included as a component of engineering costs. Such costs, including charges for overhead, were $105,300, $125,100 and $108,800 for the years ended December 31, 2005, 2004 and 2003, respectively.

i. Investments

Marketable securities

All marketable equity securities are classified as either “available-for-sale” or “trading” under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized gains and losses, net of tax, related to available-for-sale securities are included in accumulated other comprehensive earnings or loss within stockholders’ equity. Unrealized gains and losses on trading securities, realized gains and losses on trading and available for sale securities and unrealized other than temporary losses on available for sale securities are reflected in other income (expense) in the Consolidated Statements of Income. We evaluate the carrying value of our investments in marketable equity securities considered available-for-sale as required under the provisions of SFAS No. 115.

Non-marketable securities

We account for non-marketable investments using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of income or losses and distributions. The Company records its share of the investees’ earnings or losses in other income (expense) in the Consolidated Statements of Income. Where the Company is unable to exercise significant influence over the investee, investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for the other-than-temporary declines in fair value or additional investments.

In January 2003, we purchased 216 shares of voting common stock in Cuesol, Inc. (“Cuesol”) for $1,000. Cuesol creates wireless, customer-interactive solutions that empower retailers to communicate with customers on an individual basis. Since our investment is less than 20% and we lack the ability to exercise significant influence over Cuesol, we account for this investment using the cost method.

j. Long-lived assets

We review our long-lived assets, other than goodwill, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. We determine recoverability of the assets by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset was expected to generate. If such cash flows do not equal or exceed the carrying value, we will recognize an impairment equal to the amount by which the carrying amount exceeded the discounted value of expected cash flows (fair value) of the asset.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

k. Securitization transactions

In the past, we have periodically securitized certain of our lease receivables which had unguaranteed residual values. Any retained interests in these securitized lease receivables have been classified as a component of other assets in the Consolidated Balance Sheets. These retained interests are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained. Retained interests, other than unguaranteed residuals, are reviewed and adjusted to fair value on a monthly basis as trading securities. Since quoted market prices are generally not available, we estimate fair value of these retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate our best estimates of key assumptions, which include credit losses, prepayment speed and discount rates commensurate with the risks involved.

The Company has not securitized any lease receivables during the years ended December 31, 2005 and 2004 and terminated the lease securitization agreement on December 19, 2005 (See Note 9).

l. Revenue recognition

The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” Emerging Issues Task Force Issue No. 00-21 (Issue 00-21), “Revenue Arrangements with Multiple Deliverables,” and other applicable revenue recognition guidance and interpretations.

Product Revenue

We sell our products and systems to end users for their own consumption as well as to value-added resellers, distributors (collectively, “channel partners”) and original equipment manufacturers (“OEMs”). Channel partners may provide a service or add componentry in order to resell our product to end users. Revenue from the direct sale of our products and systems to end users and OEMs is recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The recognition of revenues related to sales of our products or systems to our value-added resellers is dependent upon the reseller’s ability to pay for the product without reselling it to the end user. Sales to resellers are recognized when products are shipped to the resellers, the title and risk of loss has passed to the reseller, the sales price is fixed or determinable and collectibility is reasonably assured. Historically, sales to resellers that lacked economic substance or cannot pay for our products without reselling them to their customers was recognized when the revenue was billed and collected. During the third quarter of 2005, Symbol converted certain of our resellers from billed and collected to the accrual basis of accounting following a review of customer accounts. The impact was an approximate $9,300 increase to revenue and an approximate $5,000 increase to gross profit during 2005. Revenue on sales to distributors is recognized when our products and systems are sold by the distributor to its customer. Channel partners, including distributors, participate in various cooperative marketing and other programs, and the Company maintains estimated accruals and allowances for these programs. We record the amount as a reduction to revenue or, if we have evidence of fair value of the advertising benefit received, as marketing expense. Outbound shipping charges to our customers are included in our product sales. Rebates are recorded as a reduction of product revenues when earned by our customers. Rebates for the years ended December 31, 2005, 2004 and 2003 were approximately $62,600, $33,100 and $23,000, respectively. Included in accounts payable and accrued expenses as of December 31, 2005 and 2004 was $23,520 and $18,169 related to rebates.

Typically, Symbol does not sell its software products without the related hardware. The majority of the Company’s solutions contain software that is more than incidental to the hardware and services included in the arrangement. The Company’s typical solution requires no significant production, modification or customization of the software or hardware after it is shipped. For these arrangements, revenue is recognized upon shipment, delivery, installation or customer acceptance of the product, as defined in the customer contract.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

Services Revenue

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

Customer service offerings include time and material services, spare part sales and maintenance service contracts. Time and material services are typically ordered by customers for equipment which is not under a maintenance service contract and which is in need of repair. These arrangements provide payment to Symbol based on direct labor hours at fixed rates plus the cost of materials. Revenue is recognized once the product has been repaired and shipped to the customer, when there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured. Revenue from sales that lack evidence of an arrangement are recognized when services are rendered and are billed and collected.

Spare part sales encompasses the sale of spare parts/accessories to third parties. Revenue is recognized when parts and accessory orders are fulfilled and shipped to the customer, when there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured. Revenue from sales that lack evidence of an arrangement are recognized when services are rendered and are billed and collected.

Maintenance service contract revenues are recognized when there is persuasive evidence of an arrangement, the price is fixed or determinable and collectibility is reasonably assured, generally over the contract term. Revenue from these contracts that lack evidence of an arrangement are recognized when billed and collected and services are rendered.

Multiple Deliverable Arrangements

When a sale involves multiple elements, such as sales of products that include services, the entire revenue from the arrangement is allocated to each respective element based on its relative fair value and is recognized when the revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged by us when the same element is sold separately. In addition, installation services are not considered by the Company to be a separate unit of accounting, and accordingly, the Company defers revenue associated with its product offerings until the installation is completed and customer acceptance is obtained.

We record a provision for estimated future product returns based on our historical experience of similar product returns from our customers.

m. Guarantees and product warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements of FIN 45 are applicable to the Company’s product warranty liability.

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

The following table illustrates the changes in our warranty reserves for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003

Balance, beginning of year	$20,956	$20,828	$15,034
Charges to expense — cost of revenue	23,241	27,225	34,559
Revisions in estimates	—	—	2,800
Utilization/payment	(23,814)	(27,097)	(31,565)

Balance, end of year	$20,383	$20,956	$20,828

n. Income taxes

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

Research and experimental and other tax credits are accounted for by the flow-through method. The cumulative amount of undistributed earnings of foreign subsidiaries at December 31, 2005 approximates $58,000. We do not provide deferred taxes on undistributed earnings of foreign subsidiaries since these earnings are considered indefinitely reinvested. If it was intended that these earnings were not reinvested, the Company does not expect that, over time, recording deferred taxes would result in significant incremental taxes since the majority of foreign earnings were subject to income tax at rates approximating the U.S. federal corporate income tax rate.

o. Earnings per share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common and potentially dilutive common shares (options, warrants and unvested restricted shares) outstanding during the period computed in accordance with the treasury stock method.

p. Stock-based compensation

We account for our employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB Opinion No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant. Except in connection with certain restricted stock awards (See Note 15 f), no stock-based compensation expense had been recognized for the fixed portion of our plans; however, during the first and second quarter of 2004 and for the 2003 year, certain stock-based compensation expenses have been recognized through our operating results related to options of certain current and former associates. We have adopted the disclosure-only requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net (loss) earnings and pro forma (loss) earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

On August 26, 2005, the Company accelerated the vesting of approximately 12,300 “out-of-the-money” stock options held by Company directors, officers and employees with exercise prices of greater than $12.50 per share.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

These options were originally granted pursuant to the Company’s 2004 Equity Incentive Award Plan, the Company’s 2001 Non-Executive Stock Option Plan, the Company’s 1997 Employee Award Plan and the Company’s 1990 Non-Executive Stock Option Plan. The fair market value of the Company’s Class A common stock on August 25, 2005 (the trading date prior to the acceleration) was $8.64. The purpose of the acceleration was to eliminate future compensation expense recognition the Company would otherwise have been required to recognize in the Consolidated Statement of Income with respect to these options once SFAS No. 123R, “Share-Based Payment”, becomes effective on January 1, 2006 (see Recently Issued Accounting Pronouncements), as well as aiding in the retention of Company associates. The estimated future pre-tax compensation expense recognition that will be eliminated is approximately $100,000. The acceleration of options did not trigger an expense for accounting purposes, as the stock options had no intrinsic value at the date of acceleration. Additionally, on August 26, 2005, we amended all outstanding option agreements to the extent necessary to provide for the acceleration of vesting of any unvested options immediately prior to the occurrence of a change of control of the Company. As such, this amendment changed the measurement date for all unvested options to August 26, 2005 and, if a change in control occurred, it would result in additional compensation expense to be recognized in the Consolidated Statement of Income in the period in which the change of control occurs.

The following table illustrates the effect on net (loss) earnings and (loss) earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	For the Year Ended December 31,
	2005	2004	2003

Net earnings — as reported	$32,247	$81,847	$3,295
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	2,681	2,981	6,702
Less total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(15,684)	(22,783)	(20,510)
Less total stock-based employee compensation expense determined under fair value based method, net of related tax effects, for the August 26, 2005 acceleration of options	(64,000)	—	—

Pro forma net (loss) earnings	$(44,756)	$62,045	$(10,513)

(Loss) Earnings per share:
Basic — as reported	$0.13	$0.34	$0.01
Diluted — as reported	0.13	0.33	0.01
Basic — pro forma	(0.18)	0.26	(0.05)
Diluted — pro forma	$(0.18)	$0.25	$(0.05)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2005	2004	2003

Risk-free interest rate	4.4%	2.8%	2.8%
Expected term (years)	4.9	4.5	4.7
Expected volatility	42%	61%	61%
Dividend yield	.16%	.14%	.14%

The weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $6.87, $7.91 and $7.02 per option, respectively.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

q. Derivative instruments, foreign currency and hedging activities

Assets and liabilities of foreign subsidiaries where the local currency is the functional currency are translated at year-end exchange rates. Changes arising from translation are recorded in the accumulated other comprehensive earnings/(loss) component of stockholders’ equity. Results of operations are translated using the average exchange rates prevailing throughout the year. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Income for the periods presented.

We follow the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies as a cash flow hedge. For derivatives qualifying as cash flow hedges, the effective portion of changes in fair value of the derivative instrument is recorded as a component of other comprehensive earnings/(loss) and is reclassified to earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion (representing the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged transaction) is immediately recognized in earnings. All of our hedges qualify for either cash flow or fair value hedge accounting. For fair value and economic hedges, changes in fair value of the derivative, as well as the offsetting changes in fair value of the hedged item, are recognized in earnings the period in which they occur.

We formally designate and document each derivative financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for entering into the hedge transaction upon inception for hedges where hedge accounting is applied. We also assess whether the derivative financial instrument is effective in offsetting changes in the fair value or cash flows of the hedged item. We did not recognize any gain or loss related to hedge ineffectiveness in 2005, 2004 or 2003.

We utilize derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments denominated in foreign currencies from our international subsidiaries, as well as third party customers. These derivative instruments are designated as fair value, cash flow or economic hedges, depending on the exposure being hedged, and have maturities of less than one year. Gains and losses on these derivative financial instruments and the offsetting losses and gains on hedged transactions are reflected in the Consolidated Statements of Income as a component of cost of revenue. Such (losses) and gains were $(5,848), $(1,736) and $315 for the years ended December 31, 2005, 2004 and 2003, respectively. We do not use these derivative financial instruments for trading purposes.

As of December 31, 2005 and 2004, respectively, we had $63,432 and $70,632 in notional amounts of forward exchange contracts outstanding. The forward exchange contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. These contracts are primarily denominated in British pounds, Euros, Australian dollars, Canadian dollars, Czech koruna, Mexican pesos and Japanese yen and have been marked to market each year with the resulting gains and losses included in the Consolidated Statements of Income. The fair value of these forward exchange contracts was a liability of $(262) and $(3,629) as of December 31, 2005 and 2004 respectively.

r. Segment information

We follow the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting information about operating segments. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. (See Note 18)

s. Use of estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

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

t. Fair value of financial instruments

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

Revenues from one of our distribution partners in our product segment represents approximately 18%, 16% and 13% of our consolidated revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

v. Recently issued accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statement of Income based on their fair values.

In April 2005, the SEC extended the adoption date for Statement 123(R)until January 1, 2006 and we will adopt Statement 123(R) on January 1, 2006 using the modified prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method is expected to reduce earnings per share by approximately $.01 per share on a quarterly basis, beginning in the first quarter of 2006. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share shown above in the footnotes to the accompanying consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax deductions were $3,152, $25,665 and $439 for the year ended December 31, 2005, 2004 and 2003.

The Company adopted SFAS 123(R) on January 1, 2006. The pro forma information presented above presents the estimated compensation charges under Statement 123. The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for stock-based awards on a straight-line basis over the requisite service period for the entire award.

Based on the release of Statement 123(R), we have amended, effective January 1, 2006, our Employee Stock Purchase Program (“ESPP”) to reduce the discount of the price of the shares purchased by employees in the ESPP from its current discount of 15% to a discount of 5% and we will also eliminate the look-back period currently utilized to determine the price of the shares purchased. These changes will allow the ESPP to continue to result in no compensation expense being recorded by us in our Consolidated Statement of Income when we implement Statement 123(R) with respect to such plan.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our results of operations or financial condition.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Symbol in the first quarter of fiscal 2006. We currently do not expect to make any accounting changes which would be impacted by SFAS 154.

In June 2005, the FASB issued FASB Staff Position 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. We adopted FSP 143-1 in the second quarter of fiscal 2005 and continued to implement the pronouncement for the EU-member countries that have enacted country specific laws through December 31, 2005. The adoption of FSP 143-1 did not have a material effect on our financial statements through December 31, 2005. Due to the fact that several major EU-member countries have not yet enacted country-specific laws, we cannot estimate the effect of applying this guidance in future periods.

w. Supplemental Cash Flow Information

Supplemental information with respect to the Company’s non-cash investing and financing activities included the following:

1. In connection with the termination of the Cisco SAILS transaction the Company incurred an approximate $79,500 non-cash financing activity during the year ended December 31, 2005 (see Note 5).

2. The Company paid the class members of the Pinkowitz, Holyle and Salerno class action lawsuit approximately $88,700 and $9,625 in Company common stock in 2005 and 2004, respectively (see Note 14).

2.	Acquisitions

a. Brazil acquisition

During 2002, we entered into an agreement with the owners of Seal Sistemas e Technologia da Informacao Ltda. (“Seal”) resulting in the creation of a majority-owned subsidiary of Symbol that would serve as the Brazilian distributor and customer service entity (“Symbol Brazil”). On January 10, 2004, the parties amended this

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

transaction, whereby Symbol purchased an additional 34% ownership interest of Symbol Brazil, bringing ownership to 85% of Symbol Brazil. Under the terms of the relevant agreements, Symbol Brazil had its entity form changed into a corporation. In August 2005, the Company purchased the remaining minority shareholders’ interest in Symbol Brazil and recorded additional goodwill of $1,255. The entire purchase price of the remaining minority interest in Brazil was all allocated to goodwill. In addition, the minority shareholders can have the potential to earn an additional $2,400 if Seal and Symbol Brazil meet certain revenue targets.

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

c. Matrics, Inc.

On September 9, 2004, we consummated the acquisition of privately held Matrics, Inc. (“Matrics”). Based in Rockville, Maryland, Matrics was a leader in developing Electronic Product Code (“EPC”)-compliant Radio Frequency Identification (“RFID”) systems. RFID is a next generation data capture technology that utilizes small tags that emit radio signals. Attaching a tag to products or assets allows for remote reading of information relevant to the asset. While similar to a bar code, RFID does not require physical contact between the reader and the tag, or even a line of sight, it provides the ability to capture more data more efficiently and is beneficial in areas such as supply chain management, asset tracking and security. We believe the acquisition of Matrics is an important step in executing our plan to be a leader in RFID, and will expand our product offerings.

The aggregate purchase price of $237,858 consisted of $230,000 in cash payments to the sellers and $7,858 in transaction costs, primarily professional fees. The purchase price was funded from borrowings under a $250,000 credit facility.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

The results of Matrics have been included in Symbol’s consolidated financial statements since September 9, 2004, the acquisition date. Shown below is the purchase price allocation, which summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets		$12,778
Deferred income taxes		16,605
Other assets		763
Identifiable intangible assets:
Proprietary technology and know how (4 year useful life)	$5,700
Patents (4 year useful life)	3,500
Customer relationships (5 year useful life)	4,700
Covenants not to compete (1.5 year useful life)	600

Total identifiable intangible assets		14,500
In-process research and development		12,800
Goodwill		193,854
Deferred tax liability		(5,583)
Other liabilities assumed		(7,859)

Net assets acquired		$237,858

In accordance with FASB Interpretation No. 4 “Applicability of FASB Statement No. 2 to Business Combination Accounted for by the Purchase Method”, the $12,800 allocated to acquired in-process research and development (“IPR&D”) was written off immediately following the acquisition. The write-off of the in-process research and development was related to our product segment. Current assets above includes acquired cash of $3,431.

The amount allocated to IPR&D represented a portion of the total value of the acquired assets. We believe the Matrics acquisition is an important step in executing our plan to be a leader in RFID and will expand our product offerings.

Our assumptions for IPR&D were based on our estimate of the present value of the cash flows arising from each of the material research and development projects that Matrics was conducting at the time of closing. Each project was evaluated based on the income approach. With the exception of the proprietary manufacturing process, this was achieved by discounting cash flows to be derived from the sales of the products to their present value. For the proprietary manufacturing process, the income approach was used by estimating the gross margin benefit from the technology and discounting the cash flows from that gross margin benefit. The values allocated to the IPR&D and the technology assets acquired were based upon several factors including the generation of the technology acquired, the estimated lives and future revenue and costs associated with the technology.

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

The following unaudited pro forma consolidated financial information for the years ended December 31, 2004 and 2003, give effect to the acquisition as if it had been consummated as of the earliest period presented, after giving effect to the following adjustments (i) amortization of acquired intangible assets (ii) Symbol’s financing costs, consisting of interest expense on the $250,000 short term credit facility that would have been incurred had the

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

acquisition occurred as of January 1, 2003 and the amortization of the debt issuance costs over the term (one-year) of the short term credit facility and (iii) the related income tax effects.

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

3.	Inventories

	December 31,	December 31,
	2005	2004

Raw materials	$28,388	$57,946
Work in progress	31,238	26,845
Finished goods	122,575	122,547

	$182,201	$207,338

The amounts shown above are net of inventory reserves of $49,066 and $55,247 as of December 31, 2005 and 2004, respectively, and include inventory accounted for as consigned of $46,608 and $61,005 as of December 31, 2005 and 2004, respectively.

4.	Property, plant and equipment, net

	December 31,	December 31,
	2005	2004

Land	$7,200	$7,343
Buildings and improvements	64,494	70,362
Machinery and equipment	160,585	130,603
Furniture, fixtures and office equipment	42,317	44,264
Computer hardware and software	252,848	247,121
Leasehold improvements	20,285	23,090
Transportation	4,250	4,250

	551,979	527,033
Less: Accumulated depreciation and amortization	(311,741)	(285,525)

	$240,238	$241,508

Property, plant and equipment as of December 31, 2005 reflects asset write-offs and impairments of $16,498 for the year ended December 31, 2005 resulting from our 2005 corporate restructuring (See Note 11f), which includes $1,185 related to leasehold improvements at abandoned facilities. Additionally, the Company decided to abandon certain capitalized software by March 31, 2006 and accelerated the amortization until the abandonment date. Additionally, in the fourth quarter of 2005, the Company completed the sale of a facility formerly utilized as a

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

manufacturing and new product engineering facility. The cash proceeds received was approximately $3,000 and the Company recorded a pre-tax gain on the sale of this building of $288.

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

In January 2001, we sold 6.1 of the Cisco shares and simultaneously terminated the existing Collar and entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities (“SAILS”) arrangement with a highly rated financial institution for the remaining 4,160 shares. On July 19, 2005, the Company settled its SAILS transaction. The Company satisfied its notional amount of debt of $174,200 by surrendering its investment in Cisco common stock, terminated the embedded equity collar and made a payment of $14,700, representing the present value of the future coupon payments. The Company recorded a pretax charge of $10,619 in the year ended December 31, 2005 related to the settlement of the SAILS transaction, which is recorded in other (expense)/income in the Consolidated Statements of Income ($597 of the $10,619 was reclassified out of accumulated other comprehensive income (loss)).

The 4,160 Cisco shares had a market value of $80,288 at December 31, 2004. We accounted for the embedded equity collar as a derivative financial instrument in accordance with the requirements of SFAS No. 133 and the change in fair value of this derivative between reporting dates was recognized as other income/(expense). As there was a legal right of offset, the derivative had been combined with the debt instrument and was included in long-term debt in the Consolidated Balance Sheet as of December 31, 2004.

Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses, net of income taxes, recorded as a component of accumulated other comprehensive earnings/(loss). Information regarding marketable equity securities classified as available-for-sale is presented in the table below:

	December 31,	December 31,
	2005	2004

Cost basis	$272	$10,090
Gross unrealized holding gain (loss) on available-for-sale Securities	97	(29)
Gross unrealized holding gain on hedged available-for-sale Securities	—	5,333

Aggregate fair market value	$369	$15,394

Based on the provisions of SFAS No. 115 and the evidence reviewed, we determined that a Company investment was other than temporarily impaired. As such, in the fourth quarter of 2005, the Company wrote off the investment, which resulted in an impairment charge of $699, which is included as part of other (expense)/income in the Consolidated Statements of Income ( $697 of the $699 was reclassified out of accumulated other comprehensive income (loss)). In 2004 and 2003, no impairments were recorded with respect to available for sale securities.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

Information regarding marketable securities classified as trading securities is presented in the table below:

December 31,
2004

Cost basis	$142,844
Gross unrealized holding losses on trading securities	(77,008)

Aggregate fair market value	$65,836

6.	Goodwill and other intangible assets

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	Products	Services	Total

Balance as of January 1, 2004	$246,253	$56,214	$302,467
Acquisition of Matrics	194,358	—	194,358
Brazil Acquisition	1,552	253	1,805
Trio acquisition	660	—	660
Translation adjustments	2,038	417	2,455
Telxon goodwill adjustments(1)	(4,462)	—	(4,462)

Balance as of December 31, 2004	440,399	56,884	497,283
Brazil Acquisition	1,255	—	1,255
Translation adjustments	866	165	1,031
Other(2)	(504)	—	(504)

Balance as of December 31, 2005	$442,016	$57,049	$499,065

(1)	To adjust Telxon goodwill for previously recorded valuation allowance booked on acquisition.

(2)	To adjust goodwill related to our acquisition of Matrics.

Other than goodwill, finite life intangible assets, all of which are subject to amortization, consist of the following:

	December 31,			December 31,
	2005			2004
	Gross	Accumulated	Total Net	Gross	Accumulated	Total Net
	Amount	Amortization	Book Value	Amount	Amortization	Book Value

Patents, trademarks and tradenames	$47,334	$(24,993)	$22,341	$39,160	$(18,433)	$20,727
Purchased technology	30,300	(17,750)	12,550	33,500	(13,988)	19,512
Other	8,900	(5,275)	3,625	9,100	(3,935)	5,165

	$86,534	$(48,018)	$38,516	$81,760	$(36,356)	$45,404

These assets have estimated useful lives ranging from 1.5 to 8 years. Included in patents, trademarks and tradenames above as of December 31, 2005 is approximately $2,700 related to capitalized legal costs incurred in defending our patents. Amortization expense for these assets was $15,061, $10,918 and $10,220 for the years ended December 31, 2005, 2004 and 2003, respectively. In the second quarter of 2005, the Company decided to abandon certain capitalized intellectual property. As such, included in amortization expense for the year ended December 31, 2005 is $1,870 of additional amortization related to this abandoned intellectual property. Estimated future

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

amortization expense for the above finite life intangible assets, assuming no additions or write-offs, for each of the years ending December 31, is as follows:

2006	$10,398
2007	9,738
2008	8,661
2009	3,779
2010	2,793
Thereafter	3,147

$38,516

7.	AirClic transactions

We invested $35,750 during 2000 and 2003 in and licensed certain intellectual property to AirClic Inc. (“AirClic”), a business which allows wireless devices to scan bar codes and transmit data to the Internet. Due to a number of factors, we wrote down this investment during 2002 and took final charges of $3,025 during the first quarter of 2003 and an additional $525 during the third quarter of 2003. As a result, the carrying value of this investment is $0.

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

In January 2003, we loaned $500 to a Senior Vice President. At the time of the loan, he was not considered to be an “officer” as such term is defined in Rule 16a-1(f) of the Exchange Act and for purposes of Section 16(a) of the Exchange Act. This loan was non-interest bearing and was repaid in full as of March 1, 2004. He became an officer of the Company as defined in Rule 16a-1(f) of the Exchange Act and for purposes of Section 16(a) of the Exchange Act on March 10, 2004.

The purpose of these unsecured loans were for relocation expenses and the purchase of new residences in connection with their employment by Symbol.

9.	Lease securitizations

During 2000, we entered into a $50,000 lease receivable securitization agreement. This agreement matured on December 31, 2003, and was subsequently extended until December 31, 2005. We terminated the lease securitization agreement on December 19, 2005. In connection with the termination of the lease securitization agreement, we bought back approximately $1,250 of securitized lease interests. The Company has not securitized any lease receivables during the years ended December 31, 2005 and 2004. For a discussion of retained interest, see Note 1(k).

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

The table below summarizes certain cash flows received from/(paid to) securitization trusts:

	Year Ended December 31,
	2005	2004	2003

Proceeds from new securitizations	$—	$—	$4,400
Collections used by the trust to purchase new balances in revolving securitizations	—	6,695	11,400
Servicing fees received	99	200	356
Purchases of delinquent assets	(124)	(581)	(44)

Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each securitization pool. At December 31, 2005, 2004 and 2003, static pool net credit losses for leases securitized were not material.

The table below presents information about delinquencies and components of reported and securitized financial assets at December 31, 2005 and 2004:

	2005		2004
	Total	Delinquent	Total	Delinquent
	Principal	Principal	Principal	Principal
	Amount	over	Amount	over
	of Leases	90 Days	of Leases	90 Days

Leases held in portfolio	$16,639	$2,388	$3,031	$2,469
Leases held for securitization	—	—	3,839	8
Leases securitized	—	—	10,305	38

Total leases managed	$16,639	$2,388	$17,175	$2,515

Leases securitized of $10,305 at December 31, 2004 is comprised of our retained interest in future cash flows of those leases measured at fair value of $3,849 and the financial institution’s interest in those leases of $6,456, and is shown as a component of other assets on the Consolidated Balance Sheets.

10.	Accounts payable and accrued expenses

	December 31,	December 31,
	2005	2004

Accounts payable	$141,952	$141,913
Accrued compensation, fringe benefits and related payroll taxes	74,303	88,667
Accrued litigation	5,795	86,625
Accrued professional fees	18,546	19,408
Accrued warranty	20,383	20,956
Accrued rebates	23,520	18,169
Other accrued expenses	77,588	89,677

	$362,087	$465,415

11.	Restructuring and impairment charges

a. Telxon acquisition

We recorded certain restructuring, impairment and merger integration related charges related to our Telxon acquisition during 2001 and 2002. Approximately $8 relating to lease obligations was included in accrued restructuring expenses as of December 31, 2004. During the year ended December 31, 2005, we recorded an

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

additional $84 relating to lease obligations and paid $46 relating to lease obligations. As of December 31, 2005, $46 remained in accrued restructuring expenses.

b. Manufacturing transition

In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East contract manufacturing partners. As a result of these activities, we incurred restructuring charges during 2002 and 2001. During the first quarter of 2004, the Company entered into a sub-lease arrangement at its Bohemia, New York facility and recorded the anticipated sub-lease income of approximately $2,861 as a reduction of the lease obligation cost, which had been previously recorded in 2001. This amount has been recorded as a reduction to product cost of revenue during the first quarter of 2004. Included in accrued restructuring expenses as of December 31, 2005 is $626 of net lease obligations relating to these manufacturing restructuring charges.

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

In connection with the global services transition, the Company recorded additional provisions of $8,795 during 2004 which relate to lease obligation costs net of sub-lease income and further work force reductions. These amounts have been recorded as a component of service cost of revenue in the year ended 2004. An additional provision relating to work force reduction of $880 was recorded as a component of cost of revenue in the year ended December 31, 2005. In the second quarter of 2005 as part of the corporate restructuring (see below), the Company terminated the lease of a facility that was being utilized as a sales office for which there was a $471 restructuring reserve established for the unused portion of the facility that was formerly a customer service center. As of December 31, 2005, $225 was included in accrued restructuring relating to workforce reduction.

d. General and administrative restructuring

During the second quarter of 2004, the shared services organization initiated restructuring activities that included the consolidating and transitioning of back office transactional activities to the Czech Republic. The costs associated with this restructuring related to workforce reductions. The total amount incurred in connection with this restructuring activity was $5,025 in 2004, all of which was recorded as a component of operating expenses. Included in accrued restructuring as of December 31, 2005 associated with the general and administrative restructuring is $728 relating to costs associated with workforce reduction.

e. @POS and Covigo transition

In 2003, we initiated additional restructuring activities to exit buildings that were acquired with the acquisition of @POS and Covigo, Inc. The costs associated with this restructuring relate primarily to lease obligation costs, adjusted for anticipated sub-lease income. The total amount incurred in connection with this restructurig activity was $958, all of which was recorded as a component of operating expenses. These restructuring activities were completed by September 30, 2003. During the fourth quarter of 2004, we recorded an adjustment of $145 for @POS

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

sub-lease assumptions that did not occur. This was recorded as a component of operating expense. There is no remaining reserve related to @POS and Covigo as of December 31, 2005.

Details of the Telxon acquisition, manufacturing transition, global services transition, general and administrative restructuring and the @POS and Covigo transition charges and remaining balances as of December 31, 2005 are as follows:

		Lease	Asset
	Workforce	Obligation	Impairments
	Reductions	Costs	and other	Total

Balance at December 31, 2002	$158	$6,790	$—	$6,948
Provision — cost of revenue	3,429	2	208	3,639
Provision — operating expenses	137	721	323	1,181
Foreign Exchange	—	—	—	—
Utilization/payments	(3,645)	(2,524)	(359)	(6,528)

Balance at December 31, 2003	79	4,989	172	5,240
Provision — cost of revenue	5,160	724	50	5,934
Provision — operating expenses	5,025	145	—	5,170
Foreign Exchange	—	—	1,060	1,060
Utilization/payments	(4,867)	(2,422)	(144)	(7,433)

Balance at December 31, 2004	5,397	3,436	1,138	9,971
Provision — cost of revenue	880	—	—	880
Provision — operating expenses	(12)	84	—	72
Foreign Exchange	401	(187)	(1,061)	(847)
Utilization/payments	(5,713)	(2,661)	(77)	(8,451)

Balance at December 31, 2005	$953	$672	$—	$1,625

f. Corporate Restructuring

In June 2005, we announced a series of initiatives to reduce costs and improve profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. As part of the restructuring plan, we will be reducing our current worldwide workforce by approximately 600 positions, or approximately 10% of the Company’s workforce, by the middle of 2006. Other elements of the restructuring plan include the elimination and consolidation of certain facilities on a global basis, abandonment of certain product lines, writing off certain assets and investments and terminating certain financial arrangements. The Company anticipates the total cost of these activities to be approximately $75,000 to $95,000.

For the year ended December 31, 2005, $38,098 of restructuring charges, $17,183 of asset impairment charges and $10,619 of expenses associated with the termination of the SAILS transaction have been recorded, of which $19,556, $35,725 and $10,619 were recorded as a component of cost of revenue, operating expenses and other (expense) income, respectively. In the year ended December 31, 2005, we recorded the following restructuring charges; $22,134 relating to workforce reduction, which represented 513 employees, $11,652 related to lease obligation termination costs, $1,185 of leasehold improvement write-offs related to exited facilities, $10,619 relating to the settlement of the SAILS transaction in July 2005, $3,127 relating to contract termination costs and other restructuring charges and $17,183 relating to asset impairments. The Company expects to incur additional charges of approximately $10,000 to $30,000 by the first or second quarter of 2006 relating to the 2005 corporate

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

restructuring. Details of the corporate restructuring, excluding asset impairment charges, for the year ended December 31, 2005 and remaining balances as of December 31, 2005 are as follows:

					As of
	Year Ended December 31, 2005				December 31, 2005
	Total	Non Cash	Cash	Foreign Exchange	Restructuring
	Charges	Write-Offs	Payments	Effect	Reserve

Workforce reduction	$22,134	$—	$(17,088)	$(117)	$4,929
Lease obligation costs	11,652	—	(9,467)	(31)	2,154
Leasehold improvement write-offs related to exited facilities	1,185	(1,185)	—	—	—
SAILS Termination	10,619	—	(10,619)	—	—
Contract termination costs and other	3,127	(121)	(2,361)	—	645

	$48,717	$(1,306)	$(39,535)	$(148)	$7,728

The following represents the charges relating to the corporate restructuring, including asset impairment charges and excluding charges associated with the termination of the SAILS transaction, for the year ended December 31, 2005 for each segment:

Year Ended
December 31,
2005

Product Segment	$41,978
Service Segment	13,303

$55,281

12.	Long-term debt

	December 31,	December 31,
	2005	2004

Senior Secured Term Loan Facility(a)	$88,889	$100,000
Senior Secured Revolving Credit Facility(a)	10,000	100,000
Secured Installment Loan(b)	3,456	10,369
SAILS exchangeable debt(c)	—	83,727
Other(d)	10	63

Total debt	102,355	294,159
Less: Current maturities	57,901	118,072

	$44,454	$176,087

a.	On December 29, 2004, we entered into our credit facility to be used (i) to repay in full our outstanding senior indebtedness; and (ii) for working capital and general corporate purposes. Our credit facility is comprised of the following: (a) a senior secured term loan facility in an aggregate principal amount of $100,000 and (b) a senior secured revolving credit facility in an aggregate principal amount of up to $150,000 with a $20,000 sub limit available for letters of credit. Our credit facility is secured on first priority basis by (i) a pledge of all of the capital stock or other equity interest of our domestic subsidiaries, (ii) a pledge of 65% of the capital stock or other equity interest of selected overseas subsidiaries located in the United Kingdom, the Netherlands and

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

Japan, (iii) 100% of the capital stock of the manufacturing entity in Reynosa, Mexico and all of its other assets and (iv) all our other domestic assets (other than real estate) and the stock of our domestic subsidiaries.

On December 29, 2004, we borrowed $100,000 on the term loan facility and $100,000 on the revolving credit facility. For the year ended December 31, 2005, we repaid $90,000 of the outstanding balance under the revolving credit facility, reducing the outstanding balance under the revolving credit facility to $10,000. The term loan facility is payable at approximately $11,111 per quarter, which commenced on December 15, 2005 and matures on December 30, 2007. The revolving credit facility matures on December 30, 2009. The revolving credit facility is classified as short term on the Consolidated Balance Sheet as the Company has paid the balance off in January 2006. The interest rate on the credit facility is the greater of (i) the prime rate and (ii) the federal funds rate plus 0.5%, plus in both cases, the applicable margin for U.S. — based loans. For Eurodollar-based loans, the rate is the adjusted LIBOR rate (defined as the LIBOR rate multiplied by the statutory reserve rate) plus the applicable margin. The applicable margin is based upon our leverage ratio (defined as the ratio of our total indebtedness to our consolidated EBITDA for the period of the most recent four fiscal quarters) plus 0.25% to 1.00% for U.S. — based loans and 1.25% to 2% for Eurodollar-based loans. For Eurodollar — based borrowing, we may elect interest periods of 1, 2, 3 or 6 months (or, to the extent made available by the applicable lenders, 12 months). The interest rates on our outstanding borrowings as of December 31, 2005 are 5.73% for the term loan facility and 7.75% for the revolving credit facility. .

Our credit facility contains covenants that restrict our ability to make distributions or other payments to our investors and creditors unless we satisfy certain financial tests or other criteria. We must also comply with certain specified financial ratios and tests. Our material U.S. subsidiaries are subject to similar restrictions which may restrict their ability to make certain distributions to us. Our credit facility contains additional affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, limitations to entering into certain acquisitions, limitations on making capital expenditures, limitations on payment of dividends and limitations on repurchases of common stock under the employee stock purchase program. As of June 30, 2005, we were not compliant with all financial covenants due to the corporate restructuring and settlement of the SAILS transaction. On June 30, 2005, we received a waiver and amendment from our lenders due to our settlement of the SAILS transaction, which was prohibited under the original credit agreement. This waiver and amendment also permitted us to exclude the termination payments related to the SAILS settlement from interest expense when calculating covenants. On August 2, 2005, we received an additional waiver and amendment from our lenders due to our failure to comply with the fixed charge covenant caused by the restructuring charges booked in the second quarter, and to be recorded in the third and fourth quarter of 2005, allowing us to exclude the 2005 restructuring charges from the fixed charge covenant calculation. After considering the waivers and amendments noted above, we were compliant with all financial covenants as of December 31, 2005.

b.	On March 31, 2004, we entered into a purchase money secured installment loan with a bank for $13,825. The loan is payable in four semiannual installments of $3,655, including interest, commencing October 1, 2004. The proceeds received under the loan were used to finance the purchases of certain software. The fixed interest rate on this installment loan is 5.33%. This installment loan is collateralized by the purchased software.

c.	In order to provide additional liquidity to be used for general corporate purposes, including the repayment of our then debt outstanding under a revolving credit facility and to effectively lock in the gain which would have been recognized upon the sale of our Cisco Systems, Inc. (“Cisco”) shares, while deferring a tax liability in January 2001, we entered into a private Mandatorily Exchangeable Securities Contract for Shared Appreciation Income Linked Securities (“SAILS”) with a highly rated financial institution. The securities underlying the SAILS contract represented our investment in Cisco common stock, which was acquired in connection with the Telxon acquisition. This debt had a seven-year maturity and bore interest at a cash coupon rate of 3.625 percent of the original notional amount of $174,200. At maturity, the SAILS were exchangeable for shares of Cisco common stock or, at our option, cash in lieu of shares. Net proceeds from the issuance of the SAILS and termination of an existing freestanding collar arrangement were approximately $262,246. The SAILS

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

contained an embedded equity collar, which effectively managed a large portion of our exposure to fluctuations in the fair value of our holdings in Cisco common stock. The Company settled its SAILS transaction on July 19, 2005. The Company satisfied its notional amount of debt of $174,200 by surrendering its investment in Cisco common stock, terminating the embedded equity collar and making a payment of $14,700, representing the present value of our future coupon payments. The Company recorded a pre-tax charge of $10,619 for the year ended December 31, 2005 related to the settlement of the SAILS transaction.

d.	We have available $25,000 in uncommitted U.S. dollar and foreign currency lines of credit with several global banks with a range of borrowing rates and varying terms that continue until such time as either party decides to terminate the agreements. As of December 31, 2005, there were no outstanding borrowings under these agreements. The remaining balances in other long-term debt of $10 and $63 at December 31, 2005 and 2004, respectively, represent capital lease obligations and various other loans maturing through 2007.

Based on the borrowing rates currently available to us for bank loans with similar terms, the fair values of borrowings under our credit facility and promissory notes, approximate their carrying values.

Our capital lease obligations are included in long-term debt in the Consolidated Balance Sheets. The combined aggregate amount of long-term debt and capital lease maturities for each of the years ending December 31 are as follows:

2006	$57,901
2007	44,454

Total	$102,355

13.	Income taxes

The provision for (benefit from) income taxes consists of:

	For the Year Ended December 31,
	2005	2004	2003

CURRENT:
Federal	$(4,052)	$11,630	$52
State and local	(4,919)	7,721	—
Foreign	5,768	6,944	6,786

	(3,203)	26,295	6,838

DEFERRED:
Federal	(9,326)	20,829	(12,114)
State and local	16,950	(137)	3,306
Foreign	(3,862)	(5,065)	2,576

	3,762	15,627	(6,232)

Total provision for (benefit from) income taxes	$559	$41,922	$606

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

The components of income before income taxes are as follows for the three years ended December 31:

	For the Year Ended December 31,
	2005	2004	2003

United States	$26,172	$115,165	$(24,796)
International	6,634	8,604	28,697

	$32,806	$123,769	$3,901

A reconciliation between the statutory U.S. Federal income tax rate and our effective tax rate is as follows:

	For the Year Ended December 31,
	2005		2004		2003
		% of		% of		% of
	Amount	Pretax	Amount	Pretax	Amount	Pretax

Statutory U.S. federal rate provision	$11,482	35.0%	$43,319	35.0%	$1,365	35.0%
State taxes, net of federal tax effect	2,920	8.9	4,930	4.0	2,149	55.1
Changes in state tax laws, net of federal tax effect	8,623	26.3	—	—	—	—
Tax credits	(6,812)	(20.8)	(10,181)	(8.2)	(5,892)	(151.1)
Settlement of uncertain tax positions	(14,585)	(44.5)	—	—	—	—
Write-off of in-process R&D	—	—	4,480	3.6	—	—
Non-deductible fines	—	—	12,250	9.9	1,750	44.9
Extraterritorial income exemption	—	—	(4,254)	(3.4)	(1,037)	(26.6)
Income of foreign subsidiaries taxed at differing tax rates	(63)	(.2)	(22)	(0.1)	(757)	(19.4)
Dividend repatriation	(2,123)	(6.4)	—	—	—	—
Change in valuation allowance	(125)	(.4)	(8,346)	(6.7)	2,180	55.9
Non-deductible compensation	576	1.7	92	0.1	370	9.5
Other non-deductible items	573	1.8	634	0.5	564	14.5
Other, net	93	.3	(980)	(0.8)	(86)	(2.3)

	$559	1.7%	$41,922	33.9%	$606	15.5%

Our effective tax rate will change from year to year based on recurring factors including the geographical mix of income before taxes, state and local taxes, the ratio of permanent items to pretax book income and the implementation of various global tax strategies, as well as certain nonrecurring events.

Net tax benefits/(costs) of $2,683 in 2005, $28,400 in 2004 and $(12,419) in 2003 were recorded directly through equity which included net tax benefits related to currency translations, unrealized losses on available for sale securities and certain employee benefit plans.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

The components of our deferred tax assets and liabilities at December 31, 2005 and 2004, are as follows:

	At December 31,
	2005	2004

Deferred tax assets:
Receivables	$55,595	$64,114
Inventory	12,967	17,893
Accrued compensation and associate benefits	17,394	19,341
Other accrued liabilities	35,547	81,253
Accrued restructuring and severance costs	1,615	1,046
Deferred revenue-long term	16,020	9,616
Purchased technology and other intangibles	107,321	130,204
Property, plant and equipment	4,189	4,307
Investments	3,228	—
Cumulative translation adjustments	1,824	2,357
Net operating loss carryforwards	76,799	115,639
Capital loss carryforwards	—	12,965
Tax credit carryforwards	93,959	88,012
Charitable contribution carryforwards	1,784	1,046
Other, net	1,212	1,281

Total deferred tax assets	429,454	549,074
Valuation allowance	(26,554)	(37,288)

Net deferred tax assets	402,900	511,786

Deferred tax liabilities:
Investments	—	(69,027)
Net investment in sales-type leases	(1,775)	(4,314)
Deferred revenue-current	(426)	—
Deferred revenue-long-term	—	(9,113)
Deferred patent and product development costs	(10,306)	—
Purchased technology and other intangibles	(1,936)	—
Property, plant and equipment	—	(12,763)

Total deferred tax liabilities	(14,443)	(95,217)

Net deferred income tax assets	$388,457	$416,569

Amounts recognized as deferred tax assets in the Consolidated Balance Sheets consists of:

	At December 31,
	2005	2004

Current	$172,539	$179,844
Non-current	215,918	236,725

Total	$388,457	$416,569

We have available federal, state and foreign net operating loss carryforwards of approximately $229,360, $596,301 and $15,397, respectively, at December 31, 2005. Such loss carryforwards expire in accordance with

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

provisions of applicable tax law and have remaining lives ranging from 1 to 20 years and $15,007 of these loss carryforwards have no expiration date. Certain loss carryforwards are more likely than not to expire unused.

We also have available federal and state credit carryforwards of approximately $85,474 and $8,485, respectively, at December 31, 2005. Such credits have expiration dates ranging from 1 to 20 years, and $20,268 of these credits has no expiration date. Certain credit carryforwards are more likely than not to expire unused.

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

Forecasts of future sources of taxable income were prepared based on various assumptions concerning the growth of the Company’s business operations that will be subject to income tax in a particular taxing jurisdiction. The reversal of all significant timing differences was considered in calculating the forecasted taxable income under each scenario. The estimated income tax payable was then calculated based on the tax rates in effect as of December 31, 2005. Tax credits (including a forecast of expected tax credits that will arise in each year of the forecast) were then applied to reduce the tax, subject to existing limitations under the applicable tax laws. Based on these forecasts, it is more likely than not that substantially all of the deferred tax assets will be utilized well before the underlying tax attributes’ expiration periods.

We have had a number of isolated items in the past that have had negative and positive impacts on our taxable income, however, we do not expect these items to recur in the future. We are projecting taxable income in the future

The valuation allowance decreased by $10,734 during 2005 and decreased by $6,648 during 2004. The decrease in 2005 is primarily related to the reduction of associated deferred tax assets due to changes in New York and Ohio State tax laws enacted in 2005. The 2004 decrease relates to foreign tax credits which the Company expects to utilize based on the current forecasts and an increase in the foreign tax credit carryforward period from 5 to 10 years pursuant to AJCA. This decrease is slightly offset by an increase in the valuation allowance for state and local loss carryforwards that are more likely than not to expire. Subsequent recognition of a substantial portion ($23,626) of the deferred tax asset relating to such net operating loss and tax credit carryforwards against which a valuation allowance has been recorded would result in a reduction of goodwill recorded in connection with the Telxon, @POS and/or Covigo acquisitions.

On October 22, 2004 the President signed the American Jobs Creation Act of 2004 (“AJCA”). The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. During 2005, the Company repatriated approximately $40,000, of which approximately $10,000 qualifies for the temporary repatriation incentive provided by the AJCA discussed above. An additional $7,000 is expected to be repatriated in 2006 as the repatriation plan is completed. As a result of the decision to repatriate these earnings, which were previously determined to be indefinitely reinvested, the company recorded a benefit in 2005 of $2,123, which consists of a benefit of $2,905 from foreign tax credits forecasted to be realized in excess of the US statutory rate applied to the repatriated earnings for which the aforementioned benefit of the AJCA will not be elected and $782 of income tax costs related to the repatriated earnings that are subject to the temporary repatriation incentive.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

14.	Commitments and contingencies

a. Lease agreements

The combined aggregate amount of required future minimum rental payments under non-cancelable capital and operating leases for each of the years ending December 31 are as follows:

		Operating Leases
				Total
	Capital			Operating
	Leases	Facilities	Equipment	Leases

2006	$10	$17,962	$11,977	$29,939
2007	—	15,258	7,156	22,414
2008	—	12,301	3,001	15,302
2009	—	9,500	—	9,500
2010	—	6,666	—	6,666
Thereafter	—	15,370	—	15,370

Total minimum payments	10	$77,057	$22,134	$99,191

Less amounts representing interest	—

Present value of future capital lease payments — all current	10
Less current portion	10

Long-term capital lease obligation	$—

Rent expense under operating leases relating to facilities was $21,729, $21,238 and $19,979 for the years ended December 31, 2005, 2004 and 2003, respectively, and for equipment was $13,372, $10,843 and $6,710 for the years ended December 31, 2005, 2004 and 2003, respectively.

b. Employment contracts

We have, or had, executed employment contracts with certain senior executives that vary in length, for which we have a minimum commitment aggregating approximately $3,000 and $4,736 at December 31, 2005 and 2004, respectively.

On August 1, 2005, we announced that our President, Chief Executive Officer and director, William R. Nuti, resigned from the Company and the Company’s board of directors, effective as of August 1, 2005. On July 28, 2005, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Nuti in connection with his resignation as the Company’s President and Chief Executive Officer and as a member of the board of directors of the Company, effective as of August 1, 2005. Pursuant to the Separation Agreement, Mr. Nuti agreed to release all claims against the Company in exchange for the waiver by the Company of the sixty (60) day notice requirement of Mr. Nuti’s employment agreement with the Company, dated as of March 31, 2004 and the consent by the Company to Mr. Nuti’s employment by his new employer, as required under the employment agreement.

On January 30, 2006, the Company’s board of directors approved the employment agreement (the “Agreement”) of Salvatore Iannuzzi in connection with his appointment to the position of President and Chief Executive Officer of the Company effective as of January 12, 2006. The initial term of the Agreement extends through December 31, 2008.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

c. Letters of credit and purchase commitments

At December 31, 2005, we had outstanding letters of credit of $6,769 and $13,231 of unused letter of credit availability. As of December 31, 2005 and 2004, we have included in our accrued liabilities $532 and $4,094 respectively, for purchase commitments and other obligations for which a loss was recognized.

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

In November 2002, we announced the unaudited, preliminary expected magnitude of the anticipated restatement of our financial statements, and updated that information on several occasions over the subsequent eleven months. Accordingly, the selected financial data for 1998, 1999, 2000 and 2001, financial statements for the years ended December 31, 2000 and 2001, and unaudited selected quarterly information for each of the four quarters of 2001 and the first three quarters of 2002 were restated in our 2002 Annual Report on Form 10-K/A. Additionally, beginning in mid-2002, we began assembling a new management team and appointing new board members.

On June 3, 2004, we announced that we resolved the investigation by the United States Attorney’s Office for the Eastern District of New York (“Eastern District”) relating to our past accounting practices by entering into a non-prosecution agreement with the Eastern District. As a result of this non-prosecution agreement, no criminal complaint will be filed against us. In addition, on June 3, 2004, we announced an agreement with the SEC to resolve allegations against us relating to our past accounting practices that were under investigation by the SEC. Pursuant to the agreements with the Eastern District and the SEC, we have paid a total of $37,000 in cash to a restitution fund for members of the class consisting of purchasers of our common stock from February  15, 2000 to October 17, 2002, and $3,000 to the United States Postal Inspection Service Consumer Fraud Fund. In addition to these payments, the non-prosecution agreement included an acknowledgement by us that between 1999 and 2002, as a result of the actions of certain of our former employees, we (a) violated federal criminal law in connection with accounting practices involving improper sales transactions, unsupported and fictitious accounting entries and the manipulation of our accounting reserves and expenses; and (b) filed and caused to be filed materially false and misleading financial statements and other documents with the SEC. As part of the non-prosecution agreement, we agreed to continue our cooperation with the Eastern District and the SEC, and to implement remedial measures, including, but not limited to, retaining an independent, government-approved examiner to review our internal controls, financial reporting practices and our compliance with the settlement agreements and establishing and maintaining an annual training and education program designed to diminish the possibility of future violations of the federal securities laws. If we violate the injunction with the SEC, the agreement with the Eastern District or commit or attempt to commit other violations, such as accounting offenses that were not the subject of the investigations, we will be subject to federal criminal charges. Pursuant to the non-prosecution agreement we have waived certain defenses that may have otherwise been available to us in the event of a federal criminal charge, including the statute of limitations, and will be subject to prosecution for any offense, including any offense related to our past accounting practices. In addition, in the event of a violation of the agreement and a federal criminal charge, statements that were made by or on behalf of us to the Eastern District, SEC and the Postal Inspection Service, including the acknowledgments of responsibility described above, will be deemed admissible in evidence and certain evidentiary rules will not be available to us. Pursuant to the agreement with the SEC, the SEC filed, and the court has approved, a Final Consent Judgment in the Eastern District of New York providing for injunctive relief, enjoining us from further violations of the antifraud, reporting, books and records and internal control provisions of the federal securities laws, and a civil penalty in the amount of $37,000 as described above. We paid both the $37,000 and the $3,000 to the United States Postal Inspection Service Consumer Fraud Fund prior to June 30, 2004.

On October 26, 2004, we issued a press release announcing our financial results for the third quarter 2004. On November 8, 2004, we issued a second press release revising certain of the previously reported numbers. The revised numbers included a reduction of approximately $13,600 in revenue for the nine months ending

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

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

The non-prosecution agreement between us and the United States Attorney’s Office for the Eastern District of New York, described previously, provides that should we violate the agreement or commit a crime in the future, we would be subject to prosecution for any offense, including any offense related to our past accounting practices. We have retained outside counsel to investigate the facts and circumstances surrounding the erroneous numbers included in the October 26, 2004 press release. We have been cooperating with the informal requests made by the Eastern District and by the SEC regarding this matter, including whether we have complied with the injunction issued in connection with the June 2004 settlement with the SEC and non-prosecution agreement with the Eastern District. There can be no assurance that these events will not give rise to an enforcement action or other proceeding, or to the imposition of fines or other penalties, by the SEC or the Eastern District.

Securities Litigation Matters

On June 3, 2004, we announced our settlement of the Pinkowitz, Hoyle and Salerno class action lawsuits. Under the settlement, we agreed to pay to the class members an aggregate of $1,750 in cash and an aggregate number of shares of common stock having a market value of $96,250 subject to a minimum and maximum number of shares based upon the volume-weighted moving average trading price of our common stock for the five day period immediately prior to our payment of the common stock to the class (“Determined Price”, as defined). The court held a fairness hearing regarding the settlement on October 4, 2004 and approved the fairness of the settlement by an order entered on October 20, 2004. On November 17, 2004, we delivered 586.5 shares, or 10% of the settlement amount (at $16.41 per share), as satisfaction of the plaintiffs’ attorneys’ fees incurred as of October 2004, pursuant to the court’s order. On July 21, 2005, the court entered a final distribution order authorizing the distribution of the shares to the class. The final Determined Price was calculated to be $11.606. As a result, Symbol was required to deliver 8,293.1 shares of our common stock pursuant to the settlement, which includes the 586.5 shares of common stock delivered in November 2004 as satisfaction of the plaintiffs’ attorneys fees. On August 3, 2005, we tendered 7,706.6 shares for distribution, which was the balance of the shares required to be issued under the court approved settlement, pursuant to the distribution instructions from the claims administrator.

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

Waring v. Symbol Technologies, Inc., et al.

On August 16, 2005, a purported federal class action lawsuit was filed against Symbol and two of our former officers in the United States District Court for the Eastern District of New York by Robert Waring. Since the filing of the Waring action, several additional purported class actions have been filed against us and the same former officers making substantially similar allegations (collectively, the “New Class Actions”). The New Class Actions have been consolidated for all purposes and a Consolidated Amended Complaint will be filed after the appointment of a lead plaintiff. The plaintiffs in the New Class Actions allege that the defendants misrepresented that, in connection with settlements of earlier criminal and civil investigations, we had implemented processes to improve our internal controls when, in fact, our internal controls were insufficient. In addition, the plaintiffs in the New Class Actions allege that as a result of the insufficient internal controls, we violated the Securities Exchange Act of 1934 by issuing statements concerning our prospects, financial results and financial controls that were allegedly false and misleading. The plaintiffs allege that they were damaged by the decline in the price of our stock on August 1, 2005, the date we released our results for the second quarter of 2005. The complaints seek unspecified damages. A lead

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

plaintiff has not been appointed, nor has the time for us and the other defendants to answer, move or otherwise respond been established. We intend to defend the suits vigorously.

Wietschner v. Symbol Technologies, Inc., et. al.

On September 23, 2005, a shareholder derivative action was filed in the United States District Court for the Eastern District of New York by Sam Wietschner, purportedly on our behalf, against eleven of our current or former officers or directors. We were also named as a nominal defendant in the action. The lawsuit alleges that, during the period May 2004 through August 2005, the defendants breached their fiduciary duties to us by failing to implement initiatives to improve our internal controls, even though we had previously acknowledged that our internal controls were lacking, had agreed to improve the internal controls in connection with settlements of earlier criminal investigations and civil litigation, and had disclosed to shareholders that improved internal controls had been implemented. According to the complaint, the failure to implement the improved internal controls harmed us by causing us to revise our financial statements for the first three quarters of 2004 and reduce our financial projections for 2005, thereby subjecting us to additional investigations by the SEC and securities class action litigation. The time for us and the individual defendants to answer, move or otherwise respond to the complaint has not yet expired.

Several additional putative shareholder derivative actions have also been filed in the United States District Court for the Eastern District of New York, including Lynch v. Symbol Technologies, Inc., et. al., Register v. Nuti, et al and Rosenski v Nuti, et al. The Wietschner, Lynch and Register actions have been consolidated for all purposes and a Consolidated Amended Derivative Complaint is expected to be filed in the near future. The Lynch, Register and Rosenski matters, in addition to allegations similar to those in Wietschner, assert that Mr. Nuti, our former Chief Executive Officer, engaged in illegal insider trading in December of 2004 while in possession of material, non-public information.

The time for us and the individual defendants to answer, move or otherwise respond to the complaint has not yet expired.

Shareholder Demand Letter

On February 14, 2006, the Chairman of our board received a letter from a shareholder making allegations similar to those stated in the shareholder derivative actions noted above and demanding that the board take action to recover alleged damages resulting from the misconduct as alleged. The letter also requested that the board take other action to improve internal controls, corporate ethics and management effectiveness. The board is considering these demands but has not yet determined a course of action with respect to the demand letter.

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

On September 17, 2003, the jury awarded approximately $218,000 in damages against Telxon, of which approximately $6,000 was awarded to Mr. Dupre. On May  6, 2004, the court entered judgment against Telxon for approximately $218,000 in damages, plus statutory interest from the date of the verdicts. Symbol and Telxon filed

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

notices of appeal of these rulings and the related verdicts. Symbol and Telxon also deposited approximately $50,000 into an interest-bearing court escrow account to stay execution of the judgment against both Symbol and Telxon pending resolution of the appeal.

On September 21, 2005, the Ohio Court of Appeals for the Ninth District reversed the judgment of the trial court against Symbol and Telxon. The decision set aside the trial court’s previous judgment, rendered on May 6, 2004. The plaintiffs appealed the Court of Appeals decision to the Ohio Supreme Court and on February 22, 2006, the Ohio Supreme Court declined to review the appeal. On February 28, 2006 Symbol and Telxon filed a motion seeking return of the $50,000 and accrued interest deposited with the clerk of the court by Telxon and Symbol to secure the judgment.

Pending Patent, Trademark and Breach of Contract Litigation

Metrologic Instruments, Inc. v. Symbol Technologies, Inc.

On June 19, 2003, Metrologic Instruments, Inc. (“Metrologic”) filed a complaint against us in the United States District Court for the District of New Jersey, alleging patent infringement and breach of contract, and seeking monetary damages of $2,300 (as of March 31, 2004) and termination of the cross-licensing agreement between the parties. We answered the complaint and asserted counterclaims for declaratory judgments of invalidity and noninfringement of Metrologic’s patents and for non-breach of the cross-licensing agreement. We moved for partial summary judgment to dismiss Metrologic’s breach of contract claim. On October 18, 2004, the Court granted Symbol’s motion for summary judgment on Metrologic’s breach of contract claim, and also granted Symbol leave to assert certain defenses. On October 25, 2004, Symbol asserted defenses of inequitable conduct with respect to Metrologic’s patents. On October 25, 2004, Symbol asserted defenses of inequitable conduct with respect to Metrologic’s patents.

Discovery is ongoing. A Markman claim construction hearing is scheduled for March 27, 2006. A final pretrial conference is scheduled for August 3, 2006. Symbol intends to move for summary judgment. If the motion is denied in whole or in part, a jury trial is scheduled to commence on September 5, 2006, which Symbol will defend vigorously on the merits.

Metrologic Instruments, Inc. v. Symbol Technologies, Inc.

On May 25, 2005, we were served with a complaint filed by Metrologic in the United States District Court for the District of New Jersey, seeking a declaratory judgment that Symbol had materially breached the license agreement between us, and for damages for the alleged breach. The complaint asserts that Symbol did not have the right to cease royalty payments on certain devices Metrologic claims are covered by its patents. Symbol disputes that it breached the license agreement and that Metrologic’s patents cover Symbol’s devices, and has moved for judgment in its favor on the pleadings dismissing the complaint on the same basis as the Court’s decision in the previously-described case. On August 19, 2005, Metrologic moved for summary judgment that Symbol had breached the license agreement and that Metrologic was entitled to terminate it. Symbol has filed its opposition papers and Metrologic its reply papers. The motion is now under submission. The parties have jointly asked the Court for a stay of discovery pending a ruling on the motions.

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

The Lemelson Partnership had contacted many of the Auto ID Companies’ customers demanding a one-time license fee for certain so-called “bar code” patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. We had received many requests from our customers asking that we undertake the defense of these claims using our knowledge of the technology at issue, and the other Auto ID Companies have received similar requests. Certain of our customers had requested indemnification against the Lemelson Partnership’s claims from us, and certain customers of the other Auto ID Companies had requested similar indemnification from them, individually and/or collectively with other equipment suppliers. We believe that generally we had no obligation to indemnify our customers against these claims and that the patents being asserted by the Lemelson Partnership against our customers with respect to bar code equipment are invalid, unenforceable and not infringed.

On January 23, 2004, the court concluded that Lemelson’s patent claims are unenforceable under the equitable doctrine of prosecution laches; that the asserted patent claims as construed by the court are not infringed by us because use of the accused products does not satisfy one or more of the limitations of each and every asserted claim; and that the claims are invalid for lack of enablement even if construed in the manner urged by Lemelson. The court entered its judgment in favor of Symbol and the other Auto ID Companies on January 23, 2004. The Lemelson Partnership filed a notice of appeal on June  23, 2004. On September 9, 2005, the Appeals Court published its decision affirming the United States District Court of Nevada’s favorable decision. On September 23, 2005, the Lemelson Partnership filed a petition to the appeals court for a rehearing. Symbol filed a response to the petition arguing that a rehearing was unnecessary and inappropriate. On November 16, 2005, the appeals court issued an order granting the Lemelson Partnership’s petition for a rehearing for the limited purpose of clarifying and re-affirming the Court’s original opinion that the Lemelson Partnership’s patents at issue in this case are not enforceable.

Intermec IP Corp. v. Symbol Technologies, Inc. (formerly v. Matrics, Inc.)

On June 7, 2004, Intermec IP Corp., a subsidiary of Intermec Technologies Corporation (“Intermec”), filed suit against Matrics in the Federal District Court in Delaware asserting infringement of four patents owned by Intermec IP Corp. relating to RFID readers and RFID tags. The complaint against Matrics seeks payment of a “reasonable royalty” as well as an injunction against Matrics from infringing such patents. On September 9, 2004, Symbol consummated the acquisition of Matrics. Matrics was merged into Symbol on October 29, 2004.

On January 21, 2005, Matrics filed an Amended Answer and Counterclaim to which Intermec replied on February 4, 2005. On January 25, 2005, Matrics filed a motion to dismiss Intermec IP Corp.’s damages claims insofar as they seek damages for the period after October 29, 2004, the date on which Matrics was merged into Symbol and ceased to exist. In the alternative, Matrics moved to substitute Symbol for Matrics as successor-in-interest to Matrics. Intermec IP Corp. initially opposed the motion, but subsequently withdrew its opposition to substituting Symbol for Matrics. Symbol filed an amended answer and counterclaims on April 6, 2005. On April 20, 2005, Intermec IP Corp. filed an Amended and Supplemental Complaint which formally substituted Symbol for Matrics as the defendant.

Effective as of August 15, 2005, Symbol and Intermec entered into two cross-license agreements. Additionally, effective as of September 1, 2005, Symbol and Intermec entered into a standstill and tolling agreement (the “Standstill Agreement”) (see below). As a result of those agreements, a stipulation of dismissal was ordered by the Court on September 26, 2005, dismissing all claims and counterclaims with prejudice and ending the litigation.

Symbol Technologies, Inc. v. Intermec Technologies Corporation

On March 10, 2005, Symbol filed a patent infringement suit against Intermec in the United States District Court for the District of Delaware, asserting infringement of four Symbol patents relating to wireless technology. On March 23, 2005, Intermec asserted counterclaims against Symbol for declarations that the Symbol patents were invalid and not infringed, and for alleged infringement of six Intermec patents. The Intermec patents relate to

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

wireless scanners, signature capture technology and bar code readers with multi-tasking operating systems. Symbol responded to Intermec’s infringement claims on April 11, 2005 and asserted counterclaims seeking declarations that the Intermec patents were invalid and not infringed. By Order dated July 14, 2005, the United States District Court for the Western District of Wisconsin granted Intermec’s motion to transfer to Delaware a patent infringement case Symbol had filed against Intermec in that court. Symbol moved to consolidate the Wisconsin case with this case, which was granted by the Delaware Court without opposition by Intermec.

Pursuant to the Standstill Agreement referred to above, Symbol and Intermec agreed to a series of “Standstill Periods”. During the First Standstill Period, the parties agreed to engage in good faith settlement negotiations to resolve all patent disputes between the companies. The parties agreed to forbear from filing or prosecuting any new claims against each other and to ask the Court to stay litigation activity for 90 days. The First Standstill Period expired on November 30, 2005. A Second Standstill Period extended from December 1, 2005 through February 28, 2006. Because the parties did not settle during the First Standstill Period, they were free to resume the pending litigations during the Second Standstill Period. A Third Standstill Period commenced on March 1, 2006. Any and all claims could be asserted by either party during the Third Standstill Period except the parties have agreed not to seek any type of expedited relief during the Third Standstill Period. The Standstill Agreement expires by its terms on September 1, 2007, unless otherwise extended by the parties.

Pursuant to the Standstill Agreement, the parties jointly asked the Court to extend the schedule in this case as well as in the case that was transferred from Wisconsin. On September 20, 2005, the Court entered a new scheduling order in the consolidated cases. When it became apparent that the disputes between Intermec and Symbol would not be resolved by the end of the first Standstill Period, on December 12, 2005, the parties filed a stipulated motion to extend the schedule set by the Court. On December 14, 2005, the Court denied the motion, and instead stayed the litigation pending the outcome of the mediation between the parties which is now scheduled for early March 2006. The Court scheduled a telephonic status conference for April 13, 2006, to discuss the status of the litigation and a new schedule, if necessary.

The parties are currently negotiating an amendment to the Standstill Agreement which, if executed, will have the following new dates: The First Standstill Period will expire March 31, 2006; the Second Standstill Period will expire June 30, 2006; the Third Standstill Period will expire December 31, 2007; and the Termination Date will be December 31, 2007.

Symbol Technologies, Inc. v. Intermec Technologies Corporation

On March 10, 2005, Symbol commenced an action against Intermec in the United States District Court for the District of Delaware seeking a declaratory judgment that Symbol had the legal right to terminate an OEM Supply Agreement between the parties (the “Agreement”), and that Symbol had not breached the Agreement by so doing. Symbol had given Intermec notice on March 9, 2005 that it would terminate the Agreement in accordance with its terms, such termination to be effective April 9, 2005. On March 23, 2005, Intermec asserted counterclaims against Symbol for a declaratory judgment that Symbol did not have the right to terminate the Agreement, and for alleged breach of the Agreement by Symbol. Intermec seeks unspecified damages for alleged breach of the Agreement. On May 17, 2005, Symbol moved for judgment on the pleadings, seeking the relief sought by Symbol in the complaint and dismissal of Intermec’s counterclaims. On July 26, 2005, the court denied the motion and set a trial date of March 20, 2006. Pursuant to the Standstill Agreement described above, Symbol and Intermec filed a stipulated motion for extension of time on September 9, 2005. On December 13, 2005, the Court denied the stipulated motion to extend time. As a result, the parties entered into a stipulation to dismiss without prejudice the claims and counterclaims in the case. The case was dismissed on February 9, 2006.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

In the Matter of Certain Hand-Held Mobile Computing Devices, Components Thereof and Cradles Therefor, Inv. No. 337-TA-2434

On June 30, 2005, Intermec filed a complaint in the ITC alleging that certain Symbol hand-held computers infringe three Intermec patents, and requested that the ITC commence an investigation against Symbol with respect to Intermec’s infringement allegations. On July 28, 2005, the ITC decided to initiate the investigation sought by Intermec. Pursuant to the Standstill Agreement, Intermec agreed to ask the ITC to dismiss and close the investigation, without prejudice to Intermec’s right to assert the ITC patents against Symbol in Federal Court in Delaware, should a global settlement between Symbol and Intermec not be reached. On September 26, 2005, in response to a joint motion by Symbol and Intermec to which the ITC staff did not object, the Administrative Law Judge issued an order terminating the investigation in its entirety. On October 12, 2005, the ITC issued a Notice of Decision Not to Review the Order terminating the investigation.

Barcode Systems, Inc. v. Symbol Technologies Canada, Inc. and Symbol Technologies, Inc.

On March 19, 2003, Barcode Systems, Inc. (“BSI”) filed an amended statement of claim in the Court of Queen’s Bench in Winnipeg, Canada, naming Symbol Technologies Canada, Inc. and Symbol as defendants. BSI alleges that we deliberately, maliciously and willfully breached our agreement with BSI under which BSI purported to have the right to sell our products in western Canada and to supply Symbol’s support operations for western Canada. BSI has claimed damages in an unspecified amount, punitive damages and special damages. Symbol denies BSI’s allegations and claims that it properly terminated any agreements between BSI and Symbol. Additionally, Symbol filed a counterclaim against BSI alleging trademark infringement, depreciation of the value of the goodwill attached to Symbol’s trademark and damages in the sum of Canadian $1.3 million representing the unpaid balance of products sold by Symbol to BSI. Discovery in the matter is ongoing. A trial to resolve liability issues is scheduled for June 2006.

On October 30, 2003, BSI filed an Application For Leave with the Canadian Competition Tribunal (“Tribunal”). BSI sought an Order from the Tribunal that would require us to accept BSI as a customer on the “usual trade terms” as they existed prior to the termination of their agreement in April 2003. The Tribunal granted leave for BSI to proceed with its claim against us on January 15, 2004. We filed an appeal of the Tribunal’s decision before the Federal Court of Appeals on January 26, 2004, and a brief in support of the appeal on April 22, 2004. On October 7, 2004, the Federal Court of Appeals dismissed Symbol’s appeal, allowing BSI to make its application before the Tribunal against Symbol. Symbol moved for summary disposition of its application to rescind the Tribunal’s original order granting BSI leave, arguing changed circumstances. Symbol’s motion was granted on October 14, 2005. As the time for BSI to file an appeal of the order has lapsed, the decision granting Symbol’s motion stands and the matter is now closed.

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

Bruck Technologies Handels GmbH European Commission Complaint

In February 2004, we became aware of a notice from the European Competition Commission (“EC”) of a complaint lodged with it by Bruck Technologies Handels GmbH (“Bruck”) that certain provisions of the Symbol PartnerSelecttm program violate Article 81 of the EC Treaty. Bruck has asked the EC to impose unspecified sanctions. We have provided all information requested by the EC as requested. On February 3, 2006, Bruck withdrew its complaint. In response, the EC closed the matter without taking any action against Symbol.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

15.	Stockholders’ equity

On September 26, 2005 and February 28, 2005, Symbol’s Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,510 and $2,427, respectively, which were paid on October 28, 2005 and April 8, 2005, respectively, to shareholders of record as of October 10, 2005 and March  17, 2005, respectively.

On July 26, 2004 and February 10, 2004, Symbol’s Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,405 and $2,338, respectively, which were paid on October 8, 2004 and April 9, 2004, respectively, to shareholders of record as of September 17, 2004 and March 19, 2004, respectively.

On August 11, 2003 and March 10, 2003, Symbol’s Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,312 and $2,312, respectively, which were paid on September 26, 2003 and April 28, 2003, respectively, to shareholders of record as of September 5, 2003 and April  14, 2003, respectively.

a. Stock option plan

There are a total of 39,816 shares of common stock reserved for issuance under our stock option plans at December 31, 2005. Stock options granted to date generally vest over a one-to-five year period, expire after 7 or 10 years and have exercise prices equal to the market value of our common stock at the date of grant. A summary of changes in the stock option plans is as follows:

	Shares under Option
			Weighted
			Average
	Option Price		Exercise
	per Share	Shares	Price
	{(In thousands)

Shares under option at January 1, 2003	$1.58 to $41.22	38,178	$12.82
Granted	$10.25 to $16.79	7,068	$13.51
Exercised	$1.65 to $ 8.67	(308)	$5.43
Cancelled	$1.80 to $41.22	(4,784)	$16.68

Shares under option at December 31, 2003	$1.58 to $41.22	40,154	$12.54
Granted	$12.57 to $18.40	7,301	$15.50
Exercised	$1.58 to $17.19	(13,130)	$6.57
Cancelled	$2.46 to $41.22	(8,214)	$17.43

Shares under option at December 31, 2004	$3.46 to $41.22	26,111	$14.84
Granted	$8.25 to $20.00	13,274	$13.67
Exercised	$3.46 to $17.19	(2,512)	$8.68
Cancelled	$3.46 to $41.22	(7,947)	$16.09

Shares under option at December 31, 2005	$4.93 to $37.11	28,926	$14.49

Shares exercisable at December 31, 2005	$4.93 to $37.11	21,485	$16.05
Shares exercisable at December 31, 2004	$3.46 to $41.22	11,185	$14.84
Shares exercisable at December 31, 2003	$1.58 to $41.22	24,332	$11.19

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2005:

			Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price
	(In thousands)			(In thousands)

$ 4.93-$ 7.39	1,503	1.04	$6.52	1,503	$6.52
$ 7.40-$11.10	8,732	6.21	$9.45	2,577	$8.91
$11.11-$16.65	7,511	7.21	$13.50	6,227	$13.88
$16.66-$24.99	8,731	6.17	$17.59	8,729	$17.59
$25.00-$37.11	2,449	4.72	$29.38	2,449	$29.38

	28,926			21,485

At December 31, 2005, an aggregate of 10,730 shares remain available for grant under the stock option plans. The tax benefits arising from stock option exercises during the years ended December 31, 2005, 2004 and 2003 in the amount of $3,152, $25,665 and $439 respectively, were recorded in stockholders’ equity as additional paid-in capital.

As an accommodation to certain stock option plan participants (including certain officers and directors), an informal practice began in or around the early 1990’s, whereby certain officers and directors were afforded a look-back period and look-forward (no more than 30 days) for purposes of determining the market price to be used in connection with the specific exercise. In addition, these individuals were given an extended period of time in which to pay for their option exercises. These practices were contrary to the terms of the relevant option plans. This practice allowed certain participants to choose exercise dates outside of the approved plan terms and also allowed these participants to extend the period of time in which to pay for their option exercise. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” our financial statements reflect as compensation expense the change in market price of the common stock underlying these options granted to plan participants that could have participated in this practice from the date of grant until the options either expired or were exercised. Effective July 30, 2002, this practice of options exercise ended resulting in ceasing the accounting for such options under variable plan accounting.

As of March 31, 2003, due to the inability of Symbol to make timely filings with the Commission, our stock option plans were held in abeyance, meaning that our employees could not exercise their options until we became current with our filings. As an accommodation to both current and former Symbol associates whose options were impacted by this suspension, the Compensation Committee of the Board approved an abeyance program that allowed associates whose options were affected during the suspension period the right to exercise such options up to 90 days after the end of the suspension period. This resulted in a new measurement date for those options, which led to a non-cash accounting compensation charge of $2,234 and $10,539 for the years ended December 31, 2004 and 2003, respectively, for the intrinsic value of those vested options when the employee either terminated employment during the suspension period or within the 90 day period after the end of the suspension period. On February 25, 2004 this suspension period ended.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

b. Outside directors’ options and stock purchase warrants

All options and stock purchase warrants issued to outside directors vest over a one-to-four year period, expire after 7 to 10 years and have exercise prices equal to the market value of our common stock at the date of grant. A summary of changes in the outside directors’ options and stock purchase warrants is as follows:

			Weighted
			Average
	Option Price	Number	Exercise
	per Share	of Shares	Price
	(In thousands)

Shares under option at January 1, 2003	$3.33 to $35.83	858	$21.87
Granted	$16.79	150	$16.79
Exercised	—	—	—
Cancelled	—	—	—

Shares under option at December 31, 2003	$3.33 to $35.83	1,008	$21.11
Granted	$$13.83	100	$13.83
Exercised	$4.43 to $ 9.83	(244)	$6.89
Cancelled	$3.33 to $35.83	(614)	$27.83

Shares under option at December 31, 2004 and 2005	$13.83 to $16.79	250	$15.61

Shares exercisable at December 31, 2005	$13.83 to $16.79	250	$15.61
Shares exercisable at December 31, 2004	$$16.79	38	$16.79
Shares exercisable at December 31, 2003	$3.33 to $35.83	680	$21.36

The following table indicates the number of common shares issuable upon exercise and the exercise price per share of all outstanding outside directors’ options and stock purchase warrants as of December 31, 2005:

	Number of		Shares
	Shares		Exercisable at
	Issuable upon	Exercise Price	December 31,
Exercisable to	Exercise	per Share	2005
	(In thousands)		(In thousands)

2013	150	$16.79	150
2014	100	$13.83	100

	250		250

c. Employee stock purchase plan

During fiscal 2005, under our employee stock purchase plan, participants were eligible to purchase shares of stock for an amount equal to 85 percent of the lesser of the closing price of a share of stock on the first trading day of the period or the last trading day of the period.

The stock sold to plan participants shall be authorized but unissued common stock, treasury shares or shares purchased in the open market. The aggregate number of shares which may be issued pursuant to the plan is 4,898.4. As of December 31, 2005, 3,535.7 shares were issued to participants and subsequent to December 31, 2005, approximately 225 shares will be issued to participants, all of which will be purchased in the open market.

During 2003, as a result of our delayed filings with the SEC, we incurred a non-cash compensation expense of $6,137 associated with our ESPP as the ESPP lost its tax exempt status.

Based on the release of Statement 123(R), we have amended, effective January 1, 2006, our Employee Stock Purchase Program (“ESPP”) to reduce the discount of the price of the shares purchased by employees in the ESPP

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

from its current discount of 15% to a discount of 5% and we will also eliminate the look-back period currently utilized to determine the price of the shares purchased. These changes will allow the ESPP to continue to result in no compensation expense being recorded by us in our Consolidated Statement of Income when we implement Statement 123(R) with respect to such plan.

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

Below is a summary of the changes in our treasury stock for the years ended December 31:

	2005		2004		2003
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount

Balance January 1	29,796	$(299,787)	26,130	$(239,029)	25,962	$(236,476)
Acquisition of Treasury Shares:
Shares tendered relating to executive stock option exercises(a)	10	(166)	4,060	(64,230)	—	—
Executive restricted shares tendered	13	(128)	—	—	—	—
Shares purchased for ESPP	440	(1,442)	150	(2,092)	528	(5,110)
Shares tendered relating to legal settlement(b)	—	—	138	(1,684)	—	—

Total acquired	463	(1,736)	4,348	(68,006)	528	(5,110)
Re-issuance of Treasury Shares:
Director’s warrant exercises	—	—	(101)	1,016	—	—
ESPP shares allocated	(441)	5,323	(581)	6,232	(360)	2,557

Total re-issued	(441)	5,323	(682)	7,248	(360)	2,557

Balance December 31,	29,818	$(296,200)	29,796	$(299,787)	26,130	$(239,029)

(a)	Such executives acquired approximately 4,170 additional shares of common stock in the years ended December 31, 2004 and tendered additional shares amounting to $24,498 for which the Company paid the tax liability on the option exercise on their behalf.

(b)	On August 10, 2004, Dr. Jerome Swartz, a former executive officer tendered these shares as a partial payment of a legal settlement.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

f. Restricted stock

Beginning in May 2004, the Company has granted shares of restricted stock awards to certain executives and non-employee directors of the Company as follows:

	Employee Portion		Director Portion		Total
		Unearned		Unearned		Unearned
		Compensation		Compensation		Compensation
	Restricted Shares	Expense	Restricted Shares	Expense	Restricted Shares	Expense

May 2004 Grant	900	$12,722	20	$283	920	$13,005
September 2004 Grant	420	5,279	—	—	420	5,279
October 2004 Grant	20	273	—	—	20	273
Compensation Expense	—	(1,954)	—	(283)	—	(2,237)
Forfeitures	(48)	(678)	—	—	(48)	(678)

Balance, December 31, 2004	1,292	15,642	20	—	1,312	15,642
May 2005 Grant	100	1,109	40	443	140	1,552
July 2005 Grant	—	—	8	86	8	86
August 2005 Grant	273	2,354	60	518	333	2,872
October 2005 Grant	—	—	60	582	60	582
November 2005 Grant	15	123	—	—	15	123
December 2005 Grant	68	784	—	—	68	784
Compensation Expense	(178)	(2,494)	(20)	(1,629)	(198)	(4,123)
Forfeitures	(520)	(6,883)	—	—	(520)	(6,883)

Balance, December 31, 2005	1,050	$10,635	168	$0	1,218	$10,635

The December 2005 and November 2005 restricted stock awards include 83 shares that were granted to certain executives and associates and vest over 48 months.

The October 2005 non-employee director restricted stock awards include 60 shares that vest on October 1, 2006. The August 2005 non-employee director restricted stock awards include 60 shares that vest on August 26, 2006. The shares associated with both the October 2005 and August 2005 grants were issued to certain members of the board of directors to compensate them for their increased involvement with the Company during the second half of 2005. To properly match the compensation expense with the period of benefit to the Company, we recognized all compensation expense associated with these awards in the year ended December 31, 2005.

The July 2005 non-employee director restricted stock awards include 8 shares that vest on January 1, 2006. The remaining 273 shares of restricted stock awards were granted to certain executives and associates. Of these shares, 25 shares cliff-vested on October 1, 2005, 210 shares cliff-vest over 48 months and 37 shares cliff-vest over 60 months. During 2005, three executives left the Company and forfeited 23 restricted shares from the August 2005 grant. As a result of these forfeitures and the forfeitures noted below, the Company reversed the original transaction that recorded the granting of the 23 shares and reduced the amount of compensation expense previously recognized and to be recognized in future periods.

The May 2005 non-employee director restricted stock awards include 40 shares that vest on January 1, 2006. The May 2004 non-employee director restricted stock awards include 20 shares that vested at January 1, 2005. The May 2005 and May 2004 grants of 100 and 900 restricted shares respectively, cliff-vest in five years from date of grant provided the Company’s return on net assets for four consecutive quarters does not exceed 16.49%. If the Company’s return on net assets for any four consecutive quarters exceeds 16.49% as defined in the grant document, portions of the executive restricted stock awards vesting will be accelerated. Since 2004, three executives left the Company and forfeited 315 restricted shares from the May 2004 grant. On August  26, 2005, the Compensation Committee of the Board of Directors accelerated vesting of 25% of the restricted shares granted to certain executives in the May 2005 and 2004 grants.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

In September and October 2004, the Company granted 440 shares of restricted stock awards to certain employees associated with the Matrics, Inc. (“Matrics”) acquisition; one a service based grant (220 shares) and another a performance accelerated grant (220 shares). The service based grants vest 30 percent in eighteen months, with the remaining 70 percent vesting three years from the date of the grant, respectively. The performance accelerated grants cliff-vest in five years from the date of the grant. During 2005, seven executives left the Company and forfeited 230 restricted shares from the September and October 2004 grants.

For the years ended December 31, 2005 and 2004, we recognized $4,123 and $2,237, respectively, of restricted stock compensation expense, which is included in Selling, General and Administrative expenses in the Consolidated Statements of Operations. Compensation expense related to all of the above restricted stock awards currently is estimated to be $843 per quarter for 2006. All of the above grants are subject to further acceleration in accordance with the Company’s change in control policy.

16.	Associate benefit plans

a. Retirement plans

We maintain various retirement programs to meet the retirement needs of Symbol associates. Most of the programs are individual plans other than the defined benefit plan in Japan and the 401(k) savings plan for US associates. In the 401(k) savings plan, Symbol contributes monthly 50 percent of up to 6 percent of associates’ contributions, up to the maximum amount allowed by law. Plan expense for the years ended December 31, 2005, 2004 and 2003 was $10,259, $9,374 and $8,564, respectively.

b. Health benefits

We pay a portion of costs incurred in connection with providing associate and dependant health benefits through programs administered by various insurance companies. Such costs amounted to $22,335, $20,944 and $20,824 for the years ended December 31, 2005, 2004 and 2003, respectively.

c. Executive retirement plans

Effective January 1, 2005, Symbol changed certain aspects of its Executive Retirement Plan (the “Plan”). The Plan change eliminated the participation of certain highly compensated current associates who were formerly in the Plan. Simultaneously, the Company commenced implementation of a non-qualified deferred compensation plan for its eligible associates (see below). These changes along with settlements with certain executives resulted in a Plan curtailment, and accordingly, Symbol recognized in its Consolidated Statement of Income for the year ended December 31, 2005 a net settlement/curtailment benefit of $3,976.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

The components of the net periodic benefit cost for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,
	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$19,608	$20,785
Service cost	—	1,482
Interest cost	1,033	1,288
Actuarial loss (gain)	958	(3,566)
Benefits paid	(461)	(381)
Effect of settlement/curtailment	(3,976)	—

Benefit obligation at end of year	$17,162	$19,608

Funded status:
Funded status at end of year	$(17,162)	$(19,608)
Unrecognized actuarial loss	(813)	(1,993)
Unrecognized prior service cost	—	1,397

Net amount recognized	$(17,975)	$(20,204)

	As of December 31,
	2005	2004

Amounts recognized in the consolidated balance sheets:
Accrued benefit liability-unfunded	$17,975	$20,204

The accumulated benefit obligation for the Plan was $17,162 and $17,442 at December 31, 2005 and 2004, respectively.

	Year Ended December 31,
	2005	2004	2003

Components of net periodic benefit cost:
Service cost	$—	$1,482	$1,486
Interest cost	1,033	1,288	1,353
Amortization of unrecognized prior service cost	—	264	264
Recognized net actuarial (gain) loss	(2)	—	213

Net periodic benefit cost	$1,031	$3,034	$3,316

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31, were as follows:

	Year Ended
	December 31,
	2005	2004	2003

Discount rate	5.50%	6.00%	6.25%
Rate of compensation increases	N/A	3.00%	4.00%

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

The weighted-average assumptions used to determine net periodic benefit cost for the year end December 31, were as follows:

	Year Ended
	December 31,
	2005	2004	2003

Discount rate	6.00%	6.25%	6.75%
Rate of compensation increases	3.00%	4.00%	4.50%
Corridor	10.00%	10.00%	10.00%

Payments to Plan Participants

We expect to pay $613 of benefit payments in 2006.

Deferred Compensation Plan

Effective January 1, 2005, Symbol commenced a non-qualified deferred compensation plan, in which certain highly compensated executives are eligible to participate. Selected executives, including but not limited to those former participants in the Executive Retirement Plan, will be eligible to receive annual Company contributions made as deposits into accounts for their benefit. The amount of the contribution will be based on the Company’s performance for the preceding fiscal year and may range from a minimum of 6 percent to a maximum of 12 percent of the participant’s aggregate cash compensation for the immediately preceding fiscal year. Such contributions will vest in accordance with the vesting schedule applicable to the deferred compensation plan. The plan is unfunded and permits participants to defer receipt of a portion of their base salary and annual bonuses that would otherwise be paid to them. The deferred amounts, plus earnings, are distributed following the executive’s termination of employment and are based on the performance of phantom investments elected by the participant from a portfolio of investment options. During 2005, the participants contributed $619 to the deferred compensation plan while the Company did not make any performance-related contributions. As a result of these participant contributions, the return on the investments and related fees, the Company’s balance sheet includes deferred compensation plan assets of $622 and liabilities of $630.

The former participants to the Executive Retirement Plan and key executives are also eligible for a supplemental Company contribution, which is calculated at 6% of the participant’s base salary for the year. Benefits payable under this supplement Company plan vest based on years of participation, ranging from 0% vested for less than five years of participation to 100% vested at 10 years participation. Amounts credited to the participant’s account are distributed following the executive’s termination of employment. Compensation expense related to this plan was $351 for 2005.

During 2005, the Company created and funded a benefits protection trust to invest amounts deferred under these plans. The trust is a grantor trust and accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.” A benefits protection or rabbi trust holds assets that would be available to pay benefits under a deferred compensation plan if the settler of the trust, such as the Company, is unwilling to pay benefits for any reason other than bankruptcy or insolvency. Assets in the trust remain subject to the claims of the Company’s general creditors, and the investment in the rabbi trust is classified as a non-current asset on the Company’s balance sheet.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

17.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2005	2004	2003

Numerator:
Earnings applicable to common shares for basic and diluted calculation	$32,247	$81,847	$3,295

Denominator:
Weighted-average common shares	249,978	242,469	230,710
Effect of dilutive securities:
Stock options and warrants	901	3,697	5,739
Restricted stock	44	—	—

Denominator for diluted calculation	250,923	246,166	236,449

For the years ended December 31, 2005, 2004 and 2003, the effect of approximately 17,073, 4,254 and 19,710 respectively, of potentially dilutive common shares for outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effects were anti-dilutive.

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

Beginning January 1, 2004, we revised our internal reporting of certain manufacturing costs, including but not limited to costs of re-working product, warranty costs, obsolescence costs and costs to scrap, and we no longer include these in our standard costing structure. As reflected in the table below, there is an increase in our standard gross profit and our manufacturing variances and other related costs for the years ended December 31, 2005 and 2004 as compared to the year ended December 31, 2003 however, there is no change in the overall gross profit of our segments. The positive impact that this change had on our year ended December 31, 2005 product division standard gross profit by geographic region is as follows; the Americas $46,784, EMEA $20,167 and Asia Pacific $5,596. The positive impact that this change had on our year ended December 31, 2004 product division standard gross profit by geographic region is as follows; the Americas $45,032, EMEA $19,898 and Asia Pacific $5,464.

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

Our internal structure is in the form of a matrix organization whereby certain managers are held responsible for products and services worldwide while other managers are responsible for specific geographic areas. The operating results of each are reviewed on a regular basis.

We operate in three main geographic regions: The Americas (which includes North and South America), EMEA (which includes Europe, Middle East and Africa) and Asia Pacific (which includes Japan, the Far East and Australia). Sales are allocated to each region based upon the location of the use of the products and services. Non-U.S. sales for each of the years ended December 31, 2005, 2004 and 2003 were $740,847, $703,570 and $644,085 respectively.

Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally goodwill, intangible assets and temporary investments.

Summarized financial information concerning our reportable segments and geographic regions is shown in the following table.

	For Year Ended December 31,
	2005			2004			2003
	Products	Services	Total	Products	Services	Total	Products	Services	Total

Revenues:
The Americas(a)	$957,835	$190,651	$1,148,486	$921,975	$194,254	$1,116,229	$777,105	$201,994	$979,099
EMEA	400,096	84,313	484,409	394,747	92,474	487,221	345,983	92,632	438,615
Asia Pacific	119,768	12,968	132,736	116,949	11,724	128,673	100,765	11,799	112,564

Total net sales	$1,477,699	$287,932	$1,765,631	$1,433,671	$298,452	$1,732,123	$1,223,853	$306,425	$1,530,278

Standard gross profit:
The Americas	$502,729	$56,891	$559,620	$506,772	$57,469	$564,241	$405,558	$50,604	$456,162
EMEA	238,781	24,481	263,262	232,977	29,162	262,139	179,500	31,994	211,494
Asia Pacific	63,160	4,451	67,611	68,579	4,637	73,216	52,059	4,605	56,664

Total gross profit at standard	804,670	85,823	890,493	808,328	91,268	899,596	637,117	87,203	724,320
Manufacturing variances and other related costs	100,110	—	100,110	85,334	335	85,669	45,368	1,706	47,074
Restructuring charges	1,974	8,355	10,329	(2,861)	8,795	5,934	3,639	—	3,639
Asset impairments	4,198	5,909	10,107	—	—	—	—	—	—

Total gross profit	$698,388	$71,559	$769,947	$725,855	$82,138	$807,993	$588,110	$85,497	$673,607

(a)	Included in The Americas are revenues of approximately $123,702, $87,676 and $92,906 from non-U.S. countries, mainly Canada, Brazil and Mexico, for the years ended December 31, 2005, 2004 and 2003, respectively.

Below is a summary of product revenues by product division for the years ended December 31, 2005 and 2004 and 2003.

	For the Year Ended December 31,
	2005	2004	2003

Product Division:
Mobile Computing	$982,665	$885,469	$755,559
Advanced Data Capture	370,340	407,697	352,410
Wireless Infrastructure	130,938	150,663	128,357
RFID	35,837	5,610	—
Other, net	(42,081)	(15,768)	(12,473)

Total	$1,477,699	$1,433,671	$1,223,853

Symbol Technologies, Inc. and Subsidiaries
notes to consolidated financial statements — (Continued)

Other, net represents royalty revenues and rebates which the Company does not assign to a product division.

	As of	As of
	December 31,	December 31,
	2005	2004

Identifiable assets:
The Americas	$909,050	$961,809
EMEA	262,937	326,598
Asia Pacific	56,330	52,532
Corporate (principally goodwill, intangible assets and investments)	587,988	639,930

Total	$1,816,305	$1,980,869

19.	Selected quarterly financial data (unaudited)

The following tables set forth unaudited quarterly financial information for the years ended December 31, 2005 and 2004.

	March 31	June 30	September 30	December 31

Year ended December 31, 2005:
Revenue	$457,487	$427,760	$441,473	$438,911
Cost of revenue	251,271	244,975	240,082	238,920
Restructuring and impairment charges	655	15,147	2,285	2,349
Gross profit	205,561	167,638	199,106	197,642
Recovery from legal settlements	—	(7,086)	(5,492)	—
Restructuring and impairment charges	(120)	27,663	4,935	3,319
Other operating expenses	181,358	175,091	170,220	166,544
Earnings (loss) from operations	24,323	(28,030)	29,443	27,779
Net earnings (loss)	22,168	(30,481)	16,660	23,900
Net earnings (loss) per common share:
Basic	$0.09	$(0.12)	$0.07	$0.09
Diluted	$0.09	$(0.12)	$0.07	$0.09
Year ended December 31, 2004:
Revenue	$419,651	$432,785	$429,152	$450,535
Cost of revenue	227,000	232,266	226,136	232,794
Restructuring and impairment charges	(1,232)	3,836	2,303	1,027
Gross profit	193,883	196,683	200,713	216,714
Recovery from legal settlements	—	(9,000)	(12,400)	—
Restructuring and impairment charges	—	509	3,957	704
Other operating expenses	164,428	161,508	180,497 (1)	177,430
Earnings from operations	29,455	43,666	28,659	38,580
Net earnings	6,828	28,771	17,791	28,457
Net earnings per common share:
Basic	$0.03	$0.12	$0.07	$0.12
Diluted	$0.03	$0.12	$0.07	$0.11

(1)	We wrote off $12,800 of in-process research and development related to the acquisition of Matrics in the third quarter of 2004.

Schedule II

(b)	Financial Statements Schedule:

Symbol Technologies, Inc. and Subsidiaries
valuation and qualifying accounts
for the years ended December 31, 2005, 2004 and 2003

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other				Balance at
Description	Year	Expenses	Accounts		Deductions		End of Year
	(All amounts in thousands)

Allowance for doubtful accounts:
2005	$9,385	$3,561	$—		$4,477	(a)	$8,469

2004	$13,946	$3,514	$—		$8,075	(a)	$9,385

2003	$34,272	$7,564	$—		$27,890	(a)	$13,946

Inventory reserve:
2005	$55,247	$15,709	$—		$21,890	(b)	$49,066

2004	$109,331	$16,189	$—		$70,273	(b)	$55,247

2003	$170,057	$20,132	$863		$81,721	(b)	$109,331

Deferred tax valuation allowance:
2005	$37,288	$(316)	$947		$11,365	(d)	$26,554

2004	$43,936	$(6,981)	$333		$—		$37,288

2003	$31,436	$6,523	$5,977	(c)	$—		$43,936

(a)	Write-off of uncollectible accounts. In 2003, $19,752 related to Telxon was written off.

(b)	Disposal of obsolete inventory.

(c)	Valuation allowances recorded in goodwill for deferred tax assets related to acquired businesses.

(d)	Decreases in valuation allowance resulting from corresponding reductions of deferred assets.

S-1