Form 10-K/A
period 2005-12-31
SYMBOL TECHNOLOGIES INC
filed 2006-03-06
CIK 278352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(AMENDMENT NO. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-9802
Symbol Technologies, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	11-2308681
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)
One Symbol Plaza, Holtsville, New York	11742-1300
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(631) 738-2400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $.01	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. YES ☑     NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by persons other than officers and directors and affiliates thereof, as of the last business day of the second fiscal quarter ended June 30, 2005 was $2,370,380,641.
The number of shares outstanding of the registrant’s classes of common stock, as of February 28, 2006, was as follows:

Class	Number of Shares
COMMON STOCK, PAR VALUE $0.01	252,984,347
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

Amendment No. 1 to the Annual Report on Form 10-K For the Year Ended December 31, 2005 EXPLANATORY NOTE
EX-31.1: CERTIFICATION
EX-31.1: CERTIFICATION

Amendment No. 1 to the Annual Report on Form 10-K
For the Year Ended December 31, 2005
EXPLANATORY NOTE
     Symbol Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed on March 3, 2006 (the “Original Filing”), to amend and restate in its entirety the cover page of the Original Filing. This Amendment corrects the number of shares outstanding of the Company’s common stock as of February 28, 2006. The Original Filing inadvertently disclosed the number of issued (treasury stock) and outstanding shares of the Company’s common stock as of February 28, 2006.
     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends and restates in its entirety the cover page of the Original Filing and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment contains only the sections and exhibits to the Original Filing which are being amended and restated, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings, if any.

Item 15. Exhibits And Financial Statement Schedules
Note: Item 15 in the Original Filing is unchanged except for the filing of additional certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(a)	Exhibits
     See “Exhibit Index” on the page following the Signature Page.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBOL TECHNOLOGIES, INC. (Registrant)
March 6, 2006	By:	/s/ Salvatore Iannuzzi
Salvatore Iannuzzi
President and Chief Executive Officer (principal executive and financial officer)

March 6, 2006	By:	/s/ James M. Langrock
James M. Langrock
Vice President — Chief Accounting Officer and Corporate Controller (principal accounting officer)

Exhibit index

Number	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002