Form 10-Q
period 2006-03-31
SYMBOL TECHNOLOGIES INC
filed 2006-05-04
CIK 278352

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

     The number of shares outstanding of the registrant's classes of common stock, as of May 1, 2006, was as follows:

            CLASS               NUMBER OF SHARES
            -----               ----------------
Common Stock, par value $0.01      253,761,720

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                              FOR THE QUARTER ENDED
                                 March 31, 2006

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                           -----
PART I - FINANCIAL INFORMATION
   Item 1.  Condensed Consolidated Financial Statements.................      3
      Condensed Consolidated Balance Sheets at March 31, 2006
         (Unaudited) and December 31, 2005..............................      3
      Condensed Consolidated Income Statements for the Three Months
         Ended March 31, 2006 and 2005 (Unaudited)......................      4
      Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2006 and 2005 (Unaudited)...............      5
      Notes to Condensed Consolidated Financial Statements (Unaudited)..    6-23
   Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.........................................   24-34
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..     34
   Item 4.  Controls and Procedures.....................................     34
PART II - OTHER INFORMATION
   Item 1.  Legal Proceedings...........................................     34
   Item 1A. Risk Factors................................................     34
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.   34-35
   Item 6.  Exhibits....................................................     35
   Signatures...........................................................     36

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                   MARCH 31,    DECEMBER 31,
                                                                      2006          2005
                                                                  -----------   ------------
                                                                  (UNAUDITED)
ASSETS
Cash and cash equivalents .....................................    $  156,636    $  139,123
Accounts receivable, less allowance for doubtful accounts of
   $8,299 and $8,469, respectively ............................       219,037       213,020
Inventories, net ..............................................       195,243       182,201
Deferred income taxes .........................................       186,889       172,539
Other current assets ..........................................        31,065        22,836
                                                                   ----------    ----------
   Total current assets .......................................       788,870       729,719
Property, plant and equipment, net ............................       223,160       240,238
Deferred income taxes .........................................       187,624       215,918
Goodwill ......................................................       500,440       499,065
Intangible assets, net ........................................        45,394        38,516
Restricted cash ...............................................        53,373        52,843
Other assets ..................................................        27,996        40,006
                                                                   ----------    ----------
   Total assets ...............................................    $1,826,857    $1,816,305
                                                                   ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses .........................    $  340,940    $  362,087
Short-term credit facility ....................................            --        10,000
Current portion of long-term debt .............................        44,444        47,901
Deferred revenue ..............................................        66,918        57,355
Income taxes payable ..........................................        11,431        10,737
Accrued restructuring expenses ................................         6,470         9,353
                                                                   ----------    ----------
   Total current liabilities ..................................       470,203       497,433
Long-term debt, less current maturities .......................        33,341        44,454
Deferred revenue ..............................................        51,943        43,131
Other liabilities .............................................        23,802        24,037
Contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 10,000 shares,
   none issued or outstanding .................................            --            --
Series A Junior Participating preferred stock, par value $1.00;
   authorized 500 shares, none issued or outstanding ..........            --            --
Common stock, par value $0.01; authorized 600,000 shares;
   issued 283,624 shares and 282,390 shares, respectively .....         2,836         2,824
Additional paid-in capital ....................................     1,591,178     1,592,178
Accumulated other comprehensive income, net ...................         8,572         4,338
Deferred compensation .........................................            --       (10,635)
Accumulated deficit ...........................................       (58,306)      (85,255)
                                                                   ----------    ----------
                                                                    1,544,280     1,503,450
LESS:
Treasury stock, at cost 29,862 shares and 29,818 shares,
   respectively ...............................................      (296,712)     (296,200)
                                                                   ----------    ----------
   Total stockholders' equity .................................     1,247,568     1,207,250
                                                                   ----------    ----------
   Total liabilities and stockholders' equity .................    $1,826,857    $1,816,305
                                                                   ==========    ==========

            See notes to condensed consolidated financial statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                     FOR THE
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               -------------------
                                                                 2006       2005
                                                               --------   --------
REVENUE:
Product ....................................................   $373,030   $384,242
Services ...................................................     71,851     73,245
                                                               --------   --------
                                                                444,881    457,487
COST OF REVENUE:
Product cost of revenue (Including stock-based compensation
   expense of $184)(1) .....................................    186,374    197,866
Services cost of revenue (Including stock-based compensation
   expense of $215)(1) .....................................     47,859     53,405
Restructuring charges ......................................        848        655
                                                               --------   --------
                                                                235,081    251,926
                                                               --------   --------
GROSS PROFIT ...............................................    209,800    205,561
                                                               --------   --------
OPERATING EXPENSES:
Engineering (Including stock-based compensation expense of
   $764)(1) ................................................     36,745     42,351
Selling, general and administrative (Including stock-based
   compensation expense of $2,212)(1) ......................    127,451    139,010
Restructuring charges ......................................        619       (123)
Asset impairments ..........................................      1,369         --
                                                               --------   --------
                                                                166,184    181,238
Income from operations .....................................     43,616     24,323
Other income (expense), net ................................      3,455     (6,568)
                                                               --------   --------
Income before income taxes .................................     47,071     17,755
Provision for (benefit from) income taxes ..................     17,595     (4,413)
                                                               --------   --------
NET INCOME .................................................   $ 29,476   $ 22,168
                                                               ========   ========
EARNINGS PER SHARE:
Basic and diluted ..........................................   $   0.12   $   0.09
                                                               ========   ========
CASH DIVIDENDS DECLARED PER COMMON SHARE ...................   $   0.01   $   0.01
                                                               ========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic ......................................................    251,711    247,404
Diluted ....................................................    252,713    251,286

(1) Related to the expensing of stock options in accordance with the implementation of SFAS 123(R), "Share-Based Payment" for the three months ended March 31, 2006.

            See notes to condensed consolidated financial statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                    FOR THE
                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................   $ 29,476   $ 22,168
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and
   equipment ..............................................     14,564     12,496
Other amortization ........................................      2,997      4,756
Provision for (benefit from) losses on accounts
   receivable .............................................      1,394        (69)
Provision for inventory write-down ........................      5,299      1,740
Deferred income tax provision (benefit) ...................     15,555     (4,413)
Non-cash stock-based compensation expense .................      4,307      1,003
Non-cash restructuring, asset impairment and other
   charges ................................................      1,758        535
Loss on disposal of property, plant and equipment and
   other assets ...........................................         53        404
Unrealized holding loss on marketable securities ..........         --      5,741
Change in fair value of derivative ........................         --     (3,371)
Tax benefit on exercise of stock options ..................         --      1,947
Excess tax benefit from exercise of stock options .........     (1,324)        --
Proceeds from sale of lease receivables and residuals .....     14,086         --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable ....................................     (6,289)   (11,625)
   Inventories ............................................    (17,929)    33,238
   Other assets ...........................................     (3,725)     5,550
   Accounts payable and accrued expenses ..................    (21,456)     9,438
   Accrued restructuring expenses .........................     (2,698)    (2,918)
   Other liabilities and deferred revenue .................     11,419     (3,702)
                                                              --------   --------
   Net cash provided by operating activities ..............     47,487     72,918
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment ................     (5,481)   (21,077)
Investments in intangible and other assets ................     (3,106)    (1,727)
Interest earned on restricted cash ........................       (530)      (266)
                                                              --------   --------
   Net cash used in investing activities ..................     (9,117)   (23,070)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt and other
   financing activities ...................................    (24,570)   (50,267)
Proceeds from exercise of stock options and warrants ......      4,237      5,313
Excess tax benefit from exercise of stock options .........      1,324         --
Purchase of treasury shares ...............................     (2,542)        --
                                                              --------   --------
   Net cash used in financing activities ..................    (21,551)   (44,954)
Effects of exchange rate changes on cash and cash
   equivalents ............................................        694     (4,317)
                                                              --------   --------
Net increase in cash and cash equivalents .................     17,513        577
Cash and cash equivalents, beginning of period ............    139,123    217,641
                                                              --------   --------
   Cash and cash equivalents, end of period ...............   $156,636   $218,218
                                                              ========   ========

            See notes to condensed consolidated financial statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF MARCH 31, 2006 AND
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

     Symbol Technologies, Inc., The Enterprise Mobility Company (TM), and its subsidiaries deliver products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, radio frequency identification ("RFID") technology, mobile computing platforms, wireless infrastructure, mobility software and world-class services programs.

     The Condensed Consolidated Financial Statements include the accounts of Symbol Technologies, Inc. and its wholly-owned subsidiaries. References herein to "Symbol" or "we" or "our" or "us" or the "Company" refer to Symbol Technologies, Inc. and its subsidiaries unless the context specifically requires otherwise. The Condensed Consolidated Financial Statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission" or "SEC").

     In our opinion, the Condensed Consolidated Financial Statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly our financial position as of March 31, 2006, and the results of our operations and cash flows for the three months ended March 31, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and in accordance with the instructions to Form 10-Q of the Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Reclassifications

     Certain reclassifications were made to previously disclosed amounts to conform to current presentations.

Court Order for Payments of Royalties and Interest

     In March 2006, the U.S. District Court ordered Metrologic Instruments, Inc. ("Metrologic") to pay Symbol $14,882 in past due royalties and interest relating to handheld bar code and scanning products. The payment was received in March 2006 and the Company recorded $10,869 of royalty revenue (included in product revenue) and $4,013 of interest income for the three months ended March 31, 2006.

Sale of Lease Receivables and Residuals

     In March 2006, the Company sold the majority of the assets held by Symbolease Inc. ("Symbolease"), a wholly-owned subsidiary of the Company. Included in the assets sold were the gross lease receivables and the remaining residual values of leased equipment. The Company surrendered complete control over the assets and accordingly, the transaction was accounted for as a sale in accordance with Statement of Financial Accounting Standards ("SFAS") 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). The net cash proceeds received in March 2006 were $14,086 and the Company recorded a loss on the sale of $549 which is included as a restructuring charge within operating expenses in the Condensed Consolidated Income Statements for the three months ended March 31, 2006.

Stock-Based Compensation

     Prior to January 1, 2006, the Company accounted for our employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant. Except in connection with certain restricted stock awards, no stock based compensation expense has been recognized for the fixed portion of our plans through December 31, 2005; however, historically certain stock-based compensation expenses were recognized through our operating results related to options of certain current and former associates. Additionally, in periods prior to January 1, 2006, we followed the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS 123 had been applied to these transactions.

     Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods.

     As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before income taxes and net income for the three months ended March 31, 2006, are $3,375 and $2,130 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 were reduced by $0.01 per share as a result of adopting SFAS 123(R). Additionally, SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended March 31, 2006, this new treatment resulted in cash flows from financing activities of $1,324, which reduced cash flows from operating activities by the same amount on a comparative basis.

Management Estimates

     The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Descriptions of these policies are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     With the adoption of SFAS 123(R) on January 1, 2006, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The Company uses an expected stock-price volatility assumption that is primarily based on historical realized volatility of the underlying stock during a period of time. For stock option grants issued during the three months ended March 31, 2006, the Company used an expected stock-price volatility of 42%. With regard to the weighted-average option life assumption, the Company evaluates the exercise behavior of past grants as a basis to predict future activity. For stock option grants issued during the three months ended March 31, 2006, the Company used a weighted-average expected option life assumption of 4.9 years.

Recently Issued Accounting Pronouncements

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 was adopted by the Company in the first quarter of 2006 and did not have any impact on our results of operations or financial condition as we made no such changes.

Restricted Cash

     Restricted cash at March 31, 2006 of $53,373 represents two deposits plus accumulated interest. One deposit of $52,340 collateralizes a bond serving as security for the trial court judgment against Telxon Corporation ("Telxon") and Symbol for the Smart Media litigation. On September 21, 2005, the Ohio Court of Appeals for the Ninth District reversed the judgment of the trial court against Symbol and Telxon. The decision set aside the trial court's previous judgment, rendered on May 6, 2004. The plaintiffs appealed the Court of Appeals decision to the Ohio Supreme Court and on February 22, 2006, the Ohio Supreme Court declined to review the appeal. On April 12, 2006 the Ohio Supreme Court denied the motions for reconsideration. Symbol and Telxon intend to seek return of the $50,000 and accrued interest deposited with the clerk of the court by Telxon and Symbol to secure the judgment as soon as the court system allows (See note 11d). Accordingly, the Company will continue to classify the restricted cash as a long-term asset. The second deposit of $1,033 is an interest-bearing letter of credit pledged as a supplier bond, which is also classified as a long-term asset. Interest income earned from these investments is recognized by the Company.

Supplemental Cash Flow Information

Supplemental information with respect to the Company's Condensed Consolidated Statements of Cash Flows is as follows:

                                        THREE MONTHS
                                      ENDED MARCH 31,
                                      ---------------
                                       2006     2005
                                      ------   ------
Interest paid......................   $1,692   $2,749
Income taxes paid (received).......   $2,333   $ (639)
Non-cash settlement (See Note 4)...   $6,500   $   --

2. INVENTORIES

                                      MARCH 31,   DECEMBER 31,
                                         2006         2005
                                      ---------   ------------
Raw materials......................    $ 28,808     $ 28,388
Work-in-process....................      34,061       31,238
Finished goods.....................     132,374      122,575
                                       --------     --------
                                       $195,243     $182,201
                                       ========     ========

     The amounts shown above include inventory accounted for as consigned of $52,987 and $46,680 as of March 31, 2006 and December 31, 2005, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

                                      MARCH 31,   DECEMBER 31,
                                         2006         2005
                                      ---------   ------------
Land...............................   $   7,200    $   7,200
Buildings and improvements.........      64,610       64,494
Machinery and equipment............     160,020      160,585
Furniture, fixtures and office
   equipment.......................      43,138       42,317
Computer hardware and software.....     252,266      252,848
Leasehold improvements.............      23,096       20,285
Transportation.....................          28        4,250
                                      ---------    ---------
                                        550,358      551,979
Less: Accumulated depreciation
   and amortization................    (327,198)    (311,741)
                                      ---------    ---------
                                      $ 223,160    $ 240,238
                                      =========    =========

     Accumulated depreciation as of March 31, 2006 includes $1,369 of accelerated amortization related to certain capitalized software which will be abandoned in the second quarter of 2006.

4. GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

Balance as of December 31, 2005...   $499,065
Translation adjustments...........      1,375
                                     --------
Balance as of March 31, 2006......   $500,440
                                     ========

     Other than goodwill, finite life intangible assets, all of which are subject to amortization, consist of the following:

                                                   MARCH 31, 2006                      DECEMBER 31, 2005
                                        -----------------------------------   -----------------------------------
                                         GROSS     ACCUMULATED    TOTAL NET     GROSS    ACCUMULATED    TOTAL NET
                                         AMOUNT   AMORTIZATION   BOOK VALUE    AMOUNT   AMORTIZATION   BOOK VALUE
                                        -------   ------------   ----------   -------   ------------   ----------
Patents, trademarks and tradenames...   $56,940     $(26,205)      $30,735    $47,334     $(24,993)      $22,341
Purchased technology.................    30,300      (18,931)       11,369     30,300      (17,750)       12,550
Other................................     8,900       (5,610)        3,290      8,900       (5,275)        3,625
                                        -------     --------       -------    -------     --------       -------
                                        $96,140     $(50,746)      $45,394    $86,534     $(48,018)      $38,516
                                        =======     ========       =======    =======     ========       =======

     Included in patents, trademarks, and tradenames at March 31, 2006 are $6,500 of patents, based on a third party valuation, which were assigned to the Company from Terabeam, Inc. in connection with our settlement and license agreement completed in February of 2006. The amortization expense for all intangibles for the three months ended March 31, 2006 and 2005 amounted to $2,728 and $3,242, respectively.

     Estimated amortization expense for the above intangible assets, assuming no additions or write-offs, for the nine months ended December 31, 2006 and for each of the subsequent years ending December 31 is as follows:

2006 (nine months)...   $ 9,970
2007.................    10,723
2008.................     9,500
2009.................     4,811
2010.................     3,065
Thereafter...........     7,325
                        -------
                        $45,394
                        =======

5. EARNINGS PER SHARE AND DIVIDENDS

     Basic earnings per share are computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options, warrants and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which in the current period includes consideration of stock-based compensation required by SFAS 123(R). The following table sets forth the computation of basic and diluted earnings per share:

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                     -------------------
                                                       2006       2005
                                                     --------   --------
Numerator:
Income applicable to common shares for basic
   and diluted calculation .......................   $ 29,476   $ 22,168
                                                     ========   ========
Denominator:
Weighted-average common shares ...................    251,711    247,404
Effect of dilutive securities:
   Stock options, warrants and restricted stock ..      1,002      3,882
                                                     --------   --------
Denominator for diluted calculation ..............    252,713    251,286
                                                     ========   ========

     The calculation of diluted earnings per share excludes all anti-dilutive shares or equivalents. For the three months ended March 31, 2006 and 2005, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 27,125 and 16,706 shares or equivalents, respectively.

     On February 27, 2006, Symbol's Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,527 and was paid on April 14, 2006 to shareholders of record as of March 31, 2006.

6.   COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    -----------------
                                                                      2006      2005
                                                                    -------   -------
Net income ......................................................   $29,476   $22,168
Other comprehensive income:
   Change in unrealized gains and losses on available-for-sale
      securities, net of tax ....................................        (8)     (184)
   Change in unrealized fair value of derivative instruments,
      net of tax ................................................     1,007     1,521
   Translation adjustments, net of tax ..........................     3,235    (4,058)
                                                                    -------   -------
Total comprehensive income ......................................   $33,710   $19,447
                                                                    =======   =======

7.   STOCK PROGRAMS

     The Company maintains the 2004 Equity Incentive Award Plan (the "2004 Equity Plan") which provides the Company's Compensation Committee the flexibility to grant various types of equity compensation awards, including stock options (both incentive stock options and non-qualified stock options), restricted stock awards, stock appreciation rights, and other stock-based and performance-based awards. Equity compensation awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The actual types of awards granted and the number and frequency of grants are determined by the Company's Compensation Committee and are primarily based on competitive practices, operating results of the Company, and government regulations. Prior to the adoption of the 2004 Equity Plan, the Company maintained several stock plans, all of which are now frozen so that no additional awards may be granted under these plans.

     There are a total of 38,973 shares of common stock reserved for issuance under our 2004 Equity Plan and an aggregate of 6,226 shares remain available for grant as of March 31, 2006.

     a.   Employee Stock Option Plans

     Stock options granted to date generally vest over a one-to-five year period, expire after 7 or 10 years and have exercise prices equal to the market value of our common stock at the date of grant. Compensation expense attributable to stock options in the three months ended March 31, 2006 was $3,375 ($2,130 after tax). As of March 31, 2006, the total unrecognized compensation cost related to unvested stock option awards was $47,235 and the related weighted-average period over which it is expected to be recognized is approximately 3.4 years.

     On August 26, 2005, prior to the adoption of SFAS 123(R), the Company accelerated the vesting of approximately 12,300 "out-of-the-money" stock options held by Company directors, officers and employees with exercise prices of greater than $12.50 per share. The fair market value of the Company's Class A common stock on August 25, 2005 (the trading date prior to the acceleration) was $8.64. The purpose of the acceleration was to eliminate future compensation expense recognition the Company would otherwise have been required to recognize with respect to these options once SFAS 123(R) was required to be adopted on January 1, 2006 as well as aiding in the retention of Company associates. The future pre-tax compensation expense that was eliminated was approximately $104,000. The acceleration of options did not trigger an expense for accounting purposes, as the stock options had no intrinsic value at the date of acceleration. Additionally, on August 26, 2005, we amended all outstanding option agreements to the extent necessary to provide for the acceleration of vesting of any unvested options immediately prior to the occurrence of a change of control of the Company.

     Prior to the Company's adoption of SFAS 123(R), SFAS 123 required that the Company provide pro forma information regarding net income and net earnings per common share as if compensation cost for the Company's stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the vesting period. The following table illustrates the effect on net income and earnings per common share as if the fair value method had been applied to all outstanding awards for the three months ended March 31, 2005:

                                                          FOR THE THREE MONTHS
                                                          ENDED MARCH 31, 2005
                                                          --------------------
Net income -- as reported .............................         $22,168
Stock-based employee compensation expense included in
   reported net income, net of related tax effects ....             617
Less total stock-based compensation expense determined
   under fair value based method for all awards, net of
   related tax effects ................................          (4,944)
                                                                -------
Net income -- pro forma ...............................         $17,841
                                                                =======
Basic and diluted earnings per share:
As reported ...........................................         $  0.09
Pro forma .............................................         $  0.07

A summary of the Company's stock option programs as of March 31, 2006 and changes during the three-month period then ended is presented below:

                                                       SHARES UNDER OPTION
                                              ------------------------------------
                                                                          WEIGHTED
                                                                           AVERAGE
                                                OPTION PRICE              EXERCISE
                                                  PER SHARE      SHARES     PRICE
                                              ----------------   ------   --------
Shares under option at December 31, 2005 ..   $ 4.93 to $37.11   28,926   $14.49
Granted ...................................   $10.94 to $12.40    4,403   $11.16
Exercised .................................   $ 4.93 to $13.05     (685)  $ 6.89
Cancelled .................................   $ 4.93 to $35.83     (893)  $15.49
                                                                 ------
Shares under option at March 31, 2006 .....   $ 5.38 to $37.11   31,751   $14.17
                                                                 ======

     The following table summarizes information concerning outstanding and exercisable options as of March 31, 2006:

                                 OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                  -------------------------------------------------   ----------------------------------
                                  WEIGHTED-    WEIGHTED                             WEIGHTED
                                   AVERAGE      AVERAGE   AGGREGATE                  AVERAGE   AGGREGATE
    RANGE OF         NUMBER       REMAINING    EXERCISE   INTRINSIC      NUMBER     EXERCISE   INTRINSIC
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)     PRICE      VALUE     EXERCISABLE     PRICE      VALUE
---------------   -----------   ------------   --------   ---------   -----------   --------   ---------
 $ 5.38-$ 8.07        1,033         1.06        $ 6.74     $  3,966       1,025      $  6.73     $3,940
 $ 8.08-$12.12       13,502         6.31        $10.11     $  9,801       2,543      $  9.00     $4,123
 $12.13-$18.20       14,398         6.64        $15.82     $     --      13,834      $ 15.96     $   --
 $18.21-$27.32          858         5.50        $22.54     $     --         858      $ 22.54     $   --
 $27.33-$37.11        1,960         4.58        $30.24     $     --       1,960      $ 30.24     $   --
                     ------                                --------      ------                  ------
                     31,751                                $ 13,767      20,220                  $8,063
                     ======                                ========      ======                  ======

     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $10.58 as of March 31, 2006.

     The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $4.73 and $9.07, respectively. The total pre-tax intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $3,639 and $6,982, respectively.

     The fair value of each option grant was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

                              FOR THE THREE MONTHS
                                 ENDED MARCH 31,
                              --------------------
                                   2006   2005
                                   ----   ----
Risk-free interest rate ...        4.5%   2.8%
Expected term (years) .....        4.9    4.5
Expected volatility .......         42%    61%
Dividend yield ............        .16%   .14%

     a.   Restricted Stock

     Beginning in May 2004, the Company's Compensation Committee granted "performance vesting" restricted stock awards to certain senior executives of the Company pursuant to the 2004 Equity Plan. Such restricted stock awards are intended to align the interests of such senior executives with the interests of Symbol's stockholders and to support the retention of such senior executives.

     In accordance with the adoption of SFAS 123(R), the Company began estimating forfeitures for unvested restricted stock awards during the first quarter of 2006, which resulted in an immaterial adjustment. Previously, the Company only recognized actual forfeitures as they occurred. Additionally, as required by SFAS 123(R), the Company reclassified the $10,635 unearned compensation balance as of December 31, 2005 related to the restricted stock awards within stockholders' equity to additional paid-in capital. This reclassification did not have an impact on our Condensed Consolidated Income Statements for the three months ended March 31, 2006.

                                     EMPLOYEE PORTION            DIRECTOR PORTION                 TOTAL
                                -------------------------   -------------------------   -------------------------
                                 UNVESTED       FUTURE       UNVESTED       FUTURE       UNVESTED       FUTURE
                                RESTRICTED   COMPENSATION   RESTRICTED   COMPENSATION   RESTRICTED   COMPENSATION
                                  SHARES        EXPENSE       SHARES        EXPENSE       SHARES        EXPENSE
                                ----------   ------------   ----------   ------------   ----------   ------------
Balance, December 31, 2005 ..     1,050        $10,635         168            $--         1,218        $10,635
Grants ......................       824          9,264          --             --           824          9,264
Forfeitures .................      (276)        (3,426)         --             --          (276)        (3,426)
Compensation Expense ........      (110)          (932)        (48)            --          (158)          (932)
                                  -----        -------         ---            ---         -----        -------
Balance, March 31, 2006 .....     1,488        $15,541         120            $--         1,608        $15,541
                                  =====        =======         ===            ===         =====        =======

     For the three months ended March 31, 2006, 824 restricted shares were granted to certain executives and associates. Of these shares, 612 were newly granted and vest over 48 months. The remaining 212 shares will be fully vested by August 31, 2006. In addition, for the three months ended March 31, 2006, 276 restricted shares were forfeited, 64 of these forfeited shares related to a September 2004 grant and 212 related to a May 2004 grant.

     All of the above grants are subject to further acceleration in accordance with the Company's change in control policy.

8.   RESTRUCTURING AND IMPAIRMENT CHARGES

     a.   Telxon Acquisition

     We recorded certain restructuring, impairment and merger integration charges related to our Telxon acquisition during 2002 and 2001. As of March 31, 2006, $32 remained in accrued restructuring expenses related to the Telxon acquisition restructuring.

     b.   Manufacturing Transition

     In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East contract manufacturing partners. As a result of these activities, we incurred restructuring charges during 2002 and 2001. During the first quarter of 2006, the Company recorded additional net restructuring charges of $429, primarily related to additional real estate taxes for abandoned buildings which are currently being subleased. This amount has been recorded to product cost of revenue during the first quarter of 2006. Included in accrued restructuring expenses as of March 31, 2006 is $911 of net lease obligations relating to these manufacturing restructuring charges.

     c.   Global Services Transition

     In 2003, our global services organization initiated restructuring activities which included transferring a large percentage of our repair operations to Mexico and the Czech Republic, reorganizing our professional services group to utilize third party service providers for lower margin activities, and reorganizing our European management structure from a country based structure to a regional structure. Also in 2003, we initiated additional restructuring activities in connection with our decision to relocate additional product lines from New York to Mexico. The costs associated with this restructuring related to workforce reductions and transportation costs. The Company recorded additional provisions during 2004 and 2005 which related to lease obligation costs net of sub-lease income and further work force reductions. As of March 31, 2006, $433 was included in accrued restructuring relating to workforce reduction.

     d. General and Administrative Restructuring

     During the second quarter of 2004, the shared services organization initiated restructuring activities that included the consolidating and transitioning of back office transactional activities to the Czech Republic. The costs associated with this restructuring related to workforce reductions. Included in accrued restructuring as of March 31, 2006 is $244 relating to costs associated with workforce reduction.

     Details of the Telxon acquisition, manufacturing transition, global services transition and general and administrative restructuring charges and remaining balances as of March 31, 2006 are as follows:

                                                     LEASE
                                      WORKFORCE   OBLIGATION
                                     REDUCTIONS      COSTS      TOTAL
                                     ----------   ----------   ------
Balance at December 31, 2005 .....     $ 953        $ 672      $1,625
Provision -- cost of revenue .....        --          429         429
Provision -- operating expenses ..      (190)          --        (190)
Foreign Exchange .................        25           --          25
Utilization/payments .............      (111)        (158)       (269)
                                       -----        -----      ------
Balance at March 31, 2006 ........     $ 677        $ 943      $1,620
                                       =====        =====      ======

     e. Corporate Restructuring

     In June 2005, we announced a series of initiatives to reduce costs and improve profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. As part of the restructuring plan, we will be reducing our current worldwide workforce by approximately 550 positions, or approximately 10% of the Company's workforce, by the third quarter of 2006. Other elements of the restructuring plan include the elimination and consolidation of certain facilities on a global basis, abandonment of certain product lines, writing off certain assets and investments and selling and/or terminating certain financial arrangements. The Company anticipates the total cost of these activities to be approximately $75,000 to $95,000.

     Since we initiated the corporate restructuring, $39,326 of restructuring charges, $18,552 of asset impairment charges and $10,619 of expenses associated with the termination of the CISCO SAILS transaction have been recorded, of which $19,975, $37,903 and $10,619 were recorded as a component of cost of revenue, operating expenses and other (expense) income, respectively. Since we initiated the corporate restructuring, we recorded the following restructuring charges:
$22,532 relating to workforce reduction, which represented 521 employees, $11,791 related to lease obligation costs, $1,185 of leasehold improvement write-offs related to exited facilities, $10,619 relating to the settlement of the CISCO SAILS transaction in July 2005, $3,818 relating to contract termination costs, loss on sale of assets and other restructuring charges and $18,552 relating to asset impairments. The Company expects to incur additional charges of approximately $5,000 to $25,000 by the third quarter of 2006 relating to the 2005 corporate restructuring.

     For the three months ended March 31, 2006, $1,228 of restructuring charges and $1,369 of asset impairment charges have been recorded, of which $419, and $2,178 were recorded as a component of cost of revenue and operating expenses, respectively. In the three months ended March 31, 2006, we recorded the following restructuring charges: $398 relating to workforce reduction, $139 related to lease obligation costs, $691 relating to contract termination costs and the loss resulting from the sale of certain assets of Symbolease, and $1,369 relating to asset impairments. Details of the corporate restructuring, excluding asset impairment charges, for the three months ended March 31, 2006 and remaining balances as of March 31, 2006 are as follows:

                                                     LEASE
                                     WORKFORCE    OBLIGATION
                                     REDUCTIONS      COSTS     OTHER    TOTAL
                                     ----------   ----------   -----   -------
Balance at December 31, 2005 .....    $ 4,929      $ 2,154     $ 645   $ 7,728
Provision -- cost of revenue .....        403           --        16       419
Provision -- operating expenses ..         (5)         139       675       809
Foreign Exchange .................         19           --        (2)       17
Utilization/payments .............     (2,061)      (1,125)     (937)   (4,123)
                                      -------      -------     -----   -------
Balance at March 31, 2006 ........    $ 3,285      $ 1,168     $ 397   $ 4,850
                                      =======      =======     =====   =======

     The following represents the charges relating to all restructuring activities, including asset impairment charges, for the three months ended March 31, 2006 for each segment:

                  THREE MONTHS ENDED
                    MARCH 31, 2006
                  ------------------
Product Segment         $2,417
Service Segment            419
                        ------
                        $2,836
                        ======

9. LONG-TERM DEBT

                                                 MARCH 31,   DECEMBER 31,
                                                    2006        2005
                                                 ---------   ------------
Senior Secured Term Loan Facility(a) .........    $77,777      $ 88,889
Senior Secured Revolving Credit Facility(a) ..         --        10,000
Secured Installment Loan(b) ..................         --         3,456
Other ........................................          8            10
                                                  -------      --------
Total debt ...................................     77,785       102,355
Less: Current maturities .....................     44,444        57,901
                                                  -------      --------
                                                  $33,341      $ 44,454
                                                  =======      ========

     a. Our credit facility is comprised of the following: (a) a senior secured term loan facility in an aggregate principal amount of $100,000 and (b) a senior secured revolving credit facility in an aggregate principal amount of up to $150,000 with a $20,000 sub limit available for letters of credit. Our credit facility is secured on first priority basis by (i) a pledge of all of the capital stock or other equity interest of our domestic subsidiaries, (ii) a pledge of 65% of the capital stock or other equity interest of selected overseas subsidiaries located in the United Kingdom, the Netherlands and Japan, (iii) 100% of the capital stock of the manufacturing entity in Reynosa, Mexico and all of its other assets and (iv) all our other domestic assets (other than real estate).

     As of March 31, 2006, the revolving credit facility has been paid in full. The term loan facility is payable at approximately $11,111 per quarter, which commenced on December 15, 2005 and matures on December 30, 2007. The revolving credit facility matures on December 30, 2009. The interest rate on the credit facility is the greater of (i) the prime rate and (ii) the federal funds rate plus 0.5%, plus in both cases, the applicable margin for U.S.-based loans. For Eurodollar-based loans, the rate is the adjusted LIBOR rate (defined as the LIBOR rate multiplied by the statutory reserve rate) plus the applicable margin. The applicable margin is based upon our leverage ratio (defined as the ratio of our total indebtedness to our consolidated EBITDA for the period of the most recent four fiscal quarters) plus 0.25% to 1.00% for U.S.-based loans and 1.25% to 2% for Eurodollar-based loans. For Eurodollar-based borrowing, we may elect interest periods of 1, 2, 3 or 6 months (or, to the extent made available by the applicable lenders, 12 months). As of March 31, 2006, the interest rate on our outstanding term loan is 5.73%. As of March 31, 2006, the Company has $143,370 available on the revolving credit facility, which is reduced by letters of credit outstanding of $6,630.

     Our credit facility contains covenants that restrict our ability to make distributions or other payments to our investors and creditors unless we satisfy certain financial tests or other criteria. We must also comply with certain specified financial ratios and tests. Our material U.S. subsidiaries are subject to similar restrictions which may restrict their ability to make certain distributions to us. Our credit facility contains additional affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, limitations to entering into certain acquisitions, limitations on making capital expenditures, limitations on payment of dividends and limitations on repurchases of common stock under the employee stock purchase program. We were in compliance with all financial covenants as of March 31, 2006.

     b. On March 31, 2004, we entered into a purchase money secured installment loan with a bank for $13,825. As of March 31, 2006, this loan is paid in full.

     Based on the borrowing rates currently available to us for bank loans with similar terms, the fair values of borrowings under our credit facility and promissory notes approximate their carrying values.

10. ACQUISITIONS

     Brazil acquisition

     During 2002, we entered into an agreement with the owners of Seal Sistemas e Technologia da Informacao Ltda. ("Seal") resulting in the creation of a majority-owned subsidiary of Symbol that would serve as the Brazilian distributor and customer service entity ("Symbol Brazil"). On January 10, 2004, the parties amended this transaction, whereby Symbol purchased an additional 34% ownership interest of Symbol Brazil, bringing ownership to 85% of Symbol Brazil. Under the terms of the relevant agreements, Symbol Brazil had its entity form changed into a corporation. In August 2005, the Company purchased the remaining minority shareholders' interest in Symbol Brazil and recorded additional goodwill of $1,255. The entire purchase price of the remaining minority interest in Brazil was all allocated to goodwill. In addition, the minority shareholders can have the potential to earn an additional $2,400 if Seal and Symbol Brazil meet certain revenue targets.

11. CONTINGENCIES

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

     The following table illustrates the changes in our warranty reserves from December 31, 2005 to March 31, 2006:

                                            AMOUNT
                                           -------
Balance at December 31, 2005 ...........   $20,383
Charges to expense -- cost of revenue ..     7,034
Utilization/payment ....................    (7,860)
                                           -------
Balance at March 31, 2006 ..............   $19,557
                                           =======

     b. Electronic Equipment Waste Obligations

     In June 2005, the FASB issued FASB Staff Position No. SFAS 143-1, "Accounting for Electronic Equipment Waste Obligations," ("FSP SFAS 143-1"), that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. We adopted FSP SFAS 143-1 in the second quarter of fiscal 2005. The adoption of FSP SFAS 143-1 did not have a material effect on our financial statements. Due to the fact that several major EU-member countries have not yet enacted country-specific laws, we cannot estimate the effect of applying this guidance in future periods.

     c. Derivative Instruments and Hedging Activities

     We follow the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, that requires the recognition of all derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheet measured at fair value. Changes in fair value are recognized immediately in earnings. For economic hedges, changes in fair value of the derivative, as well as the offsetting changes in fair value of the hedged item, are recognized in earnings each period.

     We utilize derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments denominated in foreign currencies from our international subsidiaries, as well as, third party customers. The derivative instruments have maturities of less than one year. Gains and losses on these derivative financial instruments and the offsetting losses and gains on hedged transactions are reflected in the Condensed Consolidated Income Statement as a component of cost of revenue. Such losses were $542 and $2,407 for the three months ended March 31, 2006 and 2005, respectively. We do not use these derivative financial instruments for trading purposes.

     As of March 31, 2006 and December 31, 2005, respectively, we had $82,159 and $63,432 in notional amounts of forward exchange contracts outstanding. The forward exchange contracts have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity rates agreed to at the inception of the contracts. These contracts are primarily denominated in British pounds, Euros, Australian dollars, Canadian dollars, Japanese yen, Czech koruna, and Mexican pesos. The fair value of these forward exchange contracts was $664 and $262 as of March 31, 2006 and December 31, 2005, respectively, which was recorded in current liabilities in the Condensed Consolidated Balance Sheet.

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

     In addition, the internal investigation uncovered efforts by certain then current employees, including certain members of then current senior management, to impede both the initial and second internal investigations. The employees responsible for directing such conduct resigned or were terminated.

     The investigation found that, in addition to the specific items of misconduct giving rise to the need for the restatement, there was a failure by our former management to establish an appropriate control environment, and there were significant failures in our internal controls and procedures resulting from numerous causes, including inadequate hiring of qualified and experienced personnel, insufficient training and supervision of personnel, a decentralized accounting structure for operations in the United States and inadequate systems and systems interfaces. The investigation also found instances in which some members of former management and sales and finance-related employees devoted insufficient attention and resources to ensuring accurate accounting and financial reporting. As the guilty pleas of eight former Symbol employees illustrate, there were also instances in which such activity rose to the level of criminal misconduct. All of the members of senior management who were primarily responsible for the errors and irregularities underlying the restatement either have been terminated from employment at Symbol as part of the internal investigation or have left Symbol, including Tomo Razmilovic, our former President, Chief Executive Officer and Director, and Kenneth Jaeggi, our former Senior Vice President and Chief Financial Officer.

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

     On June 3, 2004, we announced that we resolved the investigation by the United States Attorney's Office for the Eastern District of New York ("Eastern District") relating to our past accounting practices by entering into a non-prosecution agreement with the Eastern District. As a result of this non-prosecution agreement, no criminal complaint will be filed against us. In addition, on June 3, 2004, we announced an agreement with the SEC to resolve allegations against us relating to our past accounting practices that were under investigation by the SEC. Pursuant to the agreements with the Eastern District and the SEC, we have paid a total of $37,000 in cash to a restitution fund for members of the Pinkowitz, Hoyle and Salerno class action lawsuits and $3,000 to the United States Postal Inspection Service Consumer Fraud Fund. Concurrent with the entry into the non-prosecution agreement with the Eastern District, we settled the Pinkowitz, Hoyle and Salerno class action lawsuits and agreed to pay to the class members an aggregate of $1,750 in cash and an aggregate number of shares of common stock having a market value of $96,250. The non-prosecution agreement with the Eastern District also included an acknowledgement by us that between 1999 and 2002, as a result of the actions of certain of our former employees, we (a) violated federal criminal law in connection with accounting practices involving improper sales transactions, unsupported and fictitious accounting entries and the manipulation of our accounting reserves and expenses; and (b) filed and caused to be filed materially false and misleading financial statements and other documents with the SEC. As part of the non-prosecution agreement, we agreed to continue our cooperation with the Eastern District and the SEC, and to implement remedial measures, including, but not limited to, retaining an independent, government-approved examiner to review our internal controls, financial reporting practices and our compliance with the settlement agreements and establishing and maintaining an annual training and education program designed to diminish the possibility of future violations of the federal securities laws. If we violate the injunction issued in connection with the settlement with the SEC, the agreement with the Eastern District or commit or attempt to commit other violations, such as accounting offenses that were not the subject of the investigations, we will be subject to federal criminal charges. Pursuant to the non-prosecution agreement we have waived certain defenses that may have otherwise been available to us in the event of a federal criminal charge, including the statute of limitations, and will be subject to prosecution for any offense, including any offense related to our past accounting practices. In addition, in the event of a violation of the agreement and a federal criminal charge, statements that were made by or on behalf of us to the Eastern District, SEC and the Postal Inspection Service, including the acknowledgments of responsibility described above, will be deemed admissible in evidence and certain evidentiary rules will not be available to us. Pursuant to the agreement with the SEC, the SEC filed, and the court has approved, a Final Consent Judgment in the Eastern District of New York providing for injunctive relief, enjoining us from further violations of the antifraud, reporting, books and records and internal control provisions of the federal securities laws, and a civil penalty in the amount of $37,000 as described above. We paid both the $37,000 and the $3,000 to the United States Postal Inspection Service Consumer Fraud Fund prior to June 30, 2004 and paid the $1,750 in cash and delivered 8,293.1 shares of our common stock to members of the Pinkowitz, Hoyle and Salerno class action lawsuits as of August 3, 2005.

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

     The non-prosecution agreement between us and the United States Attorney's Office for the Eastern District of New York, described previously, provides that should we violate the agreement or commit a crime in the future, we would be subject to prosecution for any offense, including any offense related to our past accounting practices. We have retained outside counsel to investigate the facts and circumstances surrounding the erroneous numbers included in the October 26, 2004 press release. We have cooperated with the informal requests made by the Eastern District and by the SEC regarding this matter, including whether we have complied with the injunction issued in connection with the June 2004 settlement with the SEC and non-prosecution agreement with the Eastern District. There can be no assurance that these events will not give rise to an enforcement action or other proceeding, or to the imposition of fines or other penalties, by the SEC or the Eastern District.

SECURITIES LITIGATION MATTERS

Waring v. Symbol Technologies, Inc., et al.

     On August 16, 2005, a purported federal class action lawsuit was filed against Symbol and two of our former officers in the United States District Court for the Eastern District of New York by Robert Waring. Since the filing of the Waring action, several additional purported class actions have been filed against us and the same former officers making substantially similar allegations (collectively, the "New Class Actions"). The New Class Actions have been consolidated for all purposes and a Consolidated Amended Complaint will be filed after the appointment of a lead plaintiff. The plaintiffs in the New Class Actions allege that the defendants misrepresented that, in connection with settlements of earlier criminal and civil investigations, we had implemented processes to improve our internal controls when, in fact, our internal controls were insufficient. In addition, the plaintiffs in the New Class Actions allege that as a result of the insufficient internal controls, we violated the Securities Exchange Act of 1934 by issuing statements concerning our prospects, financial results and financial controls that were allegedly false and misleading. The plaintiffs allege that they were damaged by the decline in the price of our stock on August 1, 2005, the date we released our results for the second quarter of 2005. The complaints seek unspecified damages. On April 24, 2006, the Court appointed the Iron Workers Local # 580 Pension Fund as lead plaintiff and approved their retention of lead counsel on behalf of the putative plaintiff. No timetable for the filing of a consolidated amended complaint has been set and thus the time for us and the other defendants to answer, move or otherwise respond been established. We intend to defend the suits vigorously.

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

     Several additional purported shareholder derivative actions have also been filed in the United States District Court for the Eastern District of New York, including Lynch v. Symbol Technologies, Inc., et. al., Register v. Nuti, et al and Rosenski v Nuti, et al. The Wietschner, Lynch and Register actions have been consolidated for all purposes. The Lynch, Register and Rosenski matters, in addition to allegations similar to those in Wietschner, assert that Mr. Nuti, our former Chief Executive Officer, engaged in illegal insider trading in December of 2004 while in possession of material, non-public information. On April 24, 2006, the plaintiffs filed a Consolidated Shareholder Derivative Complaint superseding the Wietschner, Lynch, and Register actions asserting claims substantively similar to those set forth in those earlier complaints

     The time for us and the individual defendants to answer, move or otherwise respond to the Consolidated Shareholder Derivative Complaint has not yet expired.

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

SMART MEDIA LITIGATION

Telxon v. Smart Media of Delaware, Inc.

     On December 1, 1998, Telxon Corporation ("Telxon") filed suit against Smart Media of Delaware, Inc. ("SMI") in the Court of Common Pleas for Summit County, Ohio in a case seeking a declaratory judgment that Telxon did not contract to develop SMI's products or invest approximately $3,000 in SMI's business and that it did not fraudulently induce SMI to refrain from engaging in business with others or interfere with SMI's business relationships. On March 12, 1999, SMI filed its answer and counterclaim denying Telxon's allegations and alleging counterclaims against Telxon for negligent misrepresentation, estoppel, tortious interference with business relationship and intentional misrepresentation and seeking approximately $10,000 in compensatory damages, punitive damages, fees and costs. In addition, William Dupre, an individual employed by SMI at that time, asserted similar counterclaims against Telxon. In November 2000, Symbol acquired Telxon with these claims still pending.

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

     On September 21, 2005, the Ohio Court of Appeals for the Ninth District reversed the judgment of the trial court against Symbol and Telxon. The decision set aside the trial court's previous judgment, rendered on May 6, 2004. The plaintiffs appealed the Court of Appeals decision to the Ohio Supreme Court and on February 22, 2006, the Ohio Supreme Court declined to review the appeal. On February 28, 2006, Symbol and Telxon filed a motion seeking return of the $50,000 and accrued interest deposited with the clerk of the court by Telxon and Symbol to secure the judgment. SMI and Mr. Dupre opposed that motion on the ground that their appeals had not yet been exhausted and then sought reconsideration of the decision by the Ohio Supreme Court declining to review the appeal. On April 12, 2006, the Ohio Supreme Court denied SMI's and Mr. Dupre's motions for reconsideration.

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

     Discovery is ongoing. A Markman claim construction hearing was conducted on March 27, 2006. A final pretrial conference is scheduled for August 3, 2006. Symbol intends to move for summary judgment. If the motion is denied in whole or in part, a jury trial is scheduled to commence on September 5, 2006, which Symbol will defend vigorously on the merits.

Metrologic Instruments, Inc. v. Symbol Technologies, Inc.

     On May 25, 2005, we were served with a complaint filed by Metrologic in the United States District Court for the District of New Jersey, seeking a declaratory judgment that Symbol had materially breached the license agreement between us, and for damages for the alleged breach. The complaint asserts that Symbol did not have the right to cease royalty payments on certain devices Metrologic claims are covered by its patents. Symbol disputes that it breached the license agreement and that Metrologic's patents cover Symbol's devices, and has moved for judgment in its favor on the pleadings dismissing the complaint on the same basis as the Court's decision in the previously-described case. On August 19, 2005, Metrologic moved for summary judgment that Symbol had breached the license agreement and that Metrologic was entitled to terminate it. Symbol has filed its opposition papers and Metrologic its reply papers. On May 1, 2006, the court issued an opinion and order denying Symbol's motion for judgment in its favor on the pleadings. The court held that there were factual differences between the issue presented in this case and the issue decided in Symbol's favor in the Metrologic litigation described above and thus Symbol was not entitled to judgment at this stage. The court has not yet ruled on Metrologic's motion for summary judgment, which is still pending. The Court has stayed discovery pending a ruling on the motions.

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

     Pursuant to the Standstill Agreement referred to above, Symbol and Intermec agreed to a series of "Standstill Periods". During the First Standstill Period, the parties agreed to engage in good faith settlement negotiations to resolve all patent disputes between the companies. The parties agreed to forbear from filing or prosecuting any new claims against each other and to ask the Court to stay litigation activity for 90 days. The First Standstill Period expired on November 30, 2005, but has been extended by agreement to April 28, 2006. A Second Standstill Period extended from December 1, 2005 through February 28, 2006, and has been further extended by the parties to July 28, 2006. If the parties do not settle during the First Standstill Period, they will be free to resume the pending litigations during the Second Standstill Period. In addition, Intermec is free during the Second Standstill Period to assert the International Trade Commission ("ITC") patents or other patents. A Third Standstill Period will commence on July 29, 2006, and expires on January 27, 2008. Any and all claims can be asserted by either party during the Third Standstill Period except the parties have agreed not to seek any type of expedited relief during the Third Standstill Period. The Standstill Agreement expires by its terms on January 28, 2008, unless otherwise extended by the parties.

     Pursuant to the Standstill Agreement, the parties jointly asked the Court to extend the schedule in this case as well as in the case that was transferred from Wisconsin. On September 20, 2005, the Court entered a new scheduling order in the consolidated cases. When it became apparent that the disputes between Intermec and Symbol would not be resolved by the end of the first Standstill Period, on December 12, 2005, the parties filed a stipulated motion to extend the schedule set by the Court. On December 14, 2005, the Court denied the motion, and instead stayed the litigation pending the outcome of mediation efforts between the parties. The Court has scheduled a telephonic status conference for May 9, 2006, to discuss the status of the litigation and a new schedule, if necessary.

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

Barcode Systems, Inc. v. Symbol Technologies Canada, Inc. and Symbol Technologies, Inc.

     On March 19, 2003, Barcode Systems, Inc. ("BSI") filed an amended statement of claim in the Court of Queen's Bench in Winnipeg, Canada, naming Symbol Technologies Canada, Inc. and Symbol as defendants. BSI alleges that we deliberately, maliciously and willfully breached our agreement with BSI under which BSI purported to have the right to sell our products in western Canada and to supply Symbol's support operations for western Canada. BSI has claimed damages in an unspecified amount, punitive damages and special damages. Symbol denies BSI's allegations and claims that it properly terminated any agreements between BSI and Symbol. Additionally, Symbol filed a counterclaim against BSI alleging trademark infringement, depreciation of the value of the goodwill attached to Symbol's trademark and damages in the sum of Canadian $1,300 representing the unpaid balance of products sold by Symbol to BSI. Discovery in the matter is ongoing. A trial to resolve liability issues is scheduled for June 2006.

     On October 30, 2003, BSI filed an Application For Leave with the Canadian Competition Tribunal ("Tribunal"). BSI sought an Order from the Tribunal that would require us to accept BSI as a customer on the "usual trade terms" as they existed prior to the termination of their agreement in April 2003. The Tribunal granted leave for BSI to proceed with its claim against us on January 15, 2004. We filed an appeal of the Tribunal's decision before the Federal Court of Appeals on January 26, 2004, and a brief in support of the appeal on April 22, 2004. On October 7, 2004, the Federal Court of Appeals dismissed Symbol's appeal, allowing BSI to make its application before the Tribunal against Symbol. Symbol moved for summary disposition of its application to rescind the Tribunal's original order granting BSI leave, arguing changed circumstances. Symbol's motion was granted on October 14, 2005. As the time for BSI to file an appeal of the order has lapsed, the decision granting Symbol's motion stands and the matter is now closed.

     On November 17, 2003, BSI filed an additional lawsuit in British Columbia, Canada against us and a number of our distributors alleging that we refused to sell products to BSI, conspired with the other defendants to do the same and used confidential information to interfere with BSI's business. We intend to defend the case vigorously on the merits.

     e. Employment Contracts

     On January 30, 2006, the Company's Board of Directors approved, and on March 20, 2006 amended, the employment agreement of Salvatore Iannuzzi in connection with his appointment to the position of President and Chief Executive Officer of the Company effective as of January 12, 2006. The initial term of Mr. Iannuzzi's agreement extends through December 31, 2008.

12. INCOME TAXES

     The provision for income taxes represents federal, foreign, and state and local income taxes. The Company's effective tax rate was 37.4 percent for the three months ended March 31, 2006. The three month rate differs from the statutory rate of 35 percent primarily due to the effect of state and local taxes, different tax rates in foreign jurisdictions, and certain non-deductible expenses.

     The Company's effective tax rate for the three months ended March 31, 2005 was a benefit of (24.85) percent. This differs from the statutory rate of 35 percent primarily due to benefits in the three months ended March 31, 2005 attributable to nonrecurring refunds and settlements relating to foreign and domestic tax issues and the receipt of favorable rulings from tax authorities as well as the allocable portion of the annual forecast of the tax benefits of research credits.

     In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3 "Transition Election Related to Accounting for Tax

Effects of Share-Based Payment Awards." Entities can choose to follow either the transitional guidance of SFAS 123(R) or the alternative transition method described in FSP No. SFAS 123(R)-3. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee-stock based compensation awards that are outstanding upon adoption of SFAS 123(R).

     The Company has elected to follow the ordering provisions of the tax law with regards to the recording of realized excess tax benefits pursuant to SFAS 123(R).

13. EXECUTIVE RETIREMENT PLANS

     Effective January 1, 2005, Symbol changed certain aspects of its Executive Retirement Plan (the "Plan"). The Plan change eliminated the participation of certain highly compensated current associates who were formerly in the Plan. Simultaneously, the Company commenced implementation of a non-qualified deferred compensation plan for its eligible associates. During March 2006, Symbol settled its obligation due to a former executive and recognized a settlement benefit of $1,180. Our obligations under the Plan are not funded.

     The components of the net periodic benefit cost for the three months ended March 31, 2006 and 2005 are as follows:

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                           ------------------
                                              2006     2005
                                            -------   -----
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost ........................       $    --   $  --
Interest cost .......................           232     258
Amortization of prior service cost ..            --      --
Settlement and curtailment, net .....        (1,180)   (989)
                                            -------   -----
Net periodic benefit cost............       $  (948)  $(731)
                                            =======   =====

     We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute approximately $613 to the Plan to cover expected benefit payments due to certain participants during 2006. As of March 31, 2006, $130 has been paid and we anticipate contributing an additional $483 before the end of 2006 to cover the expected benefit payments for the Plan in 2006, bringing the total to $613.

14. BUSINESS SEGMENTS AND OPERATIONS BY GEOGRAPHIC AREAS

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

     The Products segment sells products and solutions in the forms of advanced data capture equipment, mobile computing devices, RFID, wireless communication equipment and other peripheral products and also receives royalties. The Services segment provides solutions that connect our data capture equipment and mobile computing devices to wireless networks. This segment also provides worldwide comprehensive repair, maintenance, integration and support in the form of service contracts or repairs on an as-needed basis. We use many factors to measure performance and allocate resources to these two reportable segments. The primary measurements are sales and gross profit. The accounting policies of the two reportable segments are essentially the same as those used to prepare our Condensed Consolidated Financial Statements. We rely on our internal management system to provide us with necessary sales and cost data by reportable segment, and we make financial decisions and allocate resources based on the information we receive from this management system. In the measurement of segment performance, we do not allocate research and development, sales and marketing, or general and administrative expenses. We do not use that information to make key operating decisions and do not believe that allocating these expenses is significant in evaluating performance.

     Our internal structure is in the form of a matrix organization whereby certain managers are held responsible for product and services worldwide while other managers are responsible for specific geographic areas. The operating results of each are reviewed on a regular basis.

     We operate in four main geographic regions: The United States, EMEA (which includes Europe, Middle East and Africa), Asia Pacific (which includes Japan, the Far East and Australia), and Americas International (which includes Canada, Mexico, Central America and South America). Sales are allocated to each region based upon the location of the use of the products and services. The Company has elected to disclose Americas International as a separate geographic region (formerly included with United States) as management views this area as an emerging market and believes the separate presentation to be useful in understanding the overall results of the Company.

     Summarized financial information concerning our reportable segments and geographic regions is shown in the following table:

                                                                      FOR THE THREE MONTHS ENDED
                                                   --------------------------------------------------------------
                                                           MARCH 31, 2006                   MARCH 31, 2005
                                                   ------------------------------   -----------------------------
                                                    PRODUCT   SERVICES     TOTAL     PRODUCT   SERVICES     TOTAL
                                                   --------   --------   --------   --------   --------   --------
REVENUES:
United States ..................................   $221,168    $43,381   $264,549   $244,238    $42,805   $287,043
EMEA ...........................................    108,402     19,158    127,560     94,293     22,077    116,370
Asia Pacific ...................................     26,102      3,595     29,697     26,116      2,906     29,022
Americas International .........................     17,358      5,717     23,075     19,595      5,457     25,052
                                                   --------    -------   --------   --------    -------   --------
Total net sales ................................   $373,030    $71,851   $444,881   $384,242    $73,245   $457,487
                                                   ========    =======   ========   ========    =======   ========
STANDARD GROSS PROFIT:
United States ..................................   $124,535    $16,631   $141,166   $130,034    $12,822   $142,856
EMEA ...........................................     61,330      6,829     68,159     58,660      5,750     64,410
Asia Pacific ...................................     14,217        112     14,329     13,060        950     14,010
Americas International .........................     10,970        420     11,390     12,057        318     12,375
                                                   --------    -------   --------   --------    -------   --------
Total gross profit at standard .................    211,052     23,992    235,044    213,811     19,840    233,651
Manufacturing variances & other related costs ..     24,396         --     24,396     27,435         --     27,435
Restructuring ..................................        429        419        848         --        655        655
                                                   --------    -------   --------   --------    -------   --------
Total gross profit .............................   $186,227    $23,573   $209,800   $186,376    $19,185   $205,561
                                                   ========    =======   ========   ========    =======   ========

     Beginning in the first quarter of 2006, the Company began allocating royalty revenue and rebates to its product divisions and has reclassified prior year amounts for comparability. Below is a summary of product revenues by product division for the three months ended March 31, 2006 and 2005:

                                     THREE MONTHS ENDED MARCH 31,
                             -------------------------------------------
                               2006                   2005
                             --------   --------------------------------
                                           REVISED FOR     AS PREVIOUSLY
                                        RECLASSIFICATION     DISCLOSED
                                        ----------------   -------------
PRODUCT DIVISION:
Mobile Computing .........   $226,375       $239,992         $246,919
Advanced Data Capture ....    108,270        100,674          100,127
Wireless Infrastructure ..     31,295         35,384           35,879
RFID .....................      7,090          8,192            8,176
Other, net ...............         --             --           (6,859)
                             --------       --------         --------
Total ....................   $373,030       $384,242         $384,242
                             ========       ========         ========

     Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally goodwill, intangible assets and temporary investments.

                                              AS OF         AS OF
                                            MARCH 31,   DECEMBER 31,
                                              2006          2005
                                           ----------   -----------
IDENTIFIABLE ASSETS:
Unites States ..........................   $  882,722    $  892,945
EMEA ...................................      263,738       262,937
Asia Pacific ...........................       55,420        56,330
Americas International .................       21,294        16,105
Corporate (principally goodwill,
   intangible assets and investments) ..      603,683       587,988
                                           ----------    ----------
   Total ...............................   $1,826,857    $1,816,305
                                           ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FORWARD-LOOKING STATEMENTS; CERTAIN CAUTIONARY STATEMENTS

     This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of Symbol's future business, results of operations, liquidity and operating or financial performance or results. Such forward looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

OVERVIEW

     We are a recognized worldwide leader in enterprise mobility, delivering products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, mobile computing platforms, wireless infrastructure, mobility software and world-class services programs. Our goal is to be one of the world's preeminent suppliers of mission-critical mobile computing solutions to business, industrial and government users. For the three months ended March 31, 2006, we generated $444,881 of revenue.

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

     We are focused on delivering to our customers our enterprise mobility products, solutions and services, which are designed to increase cost-effectiveness, enhance efficiency and promote faster execution of critical business processes. We have been focused on the following objectives:

          - Expanding our position in enterprise mobility products and solutions. We believe our ability to deliver innovative, end-to-end enterprise mobility systems gives us a competitive advantage. Accordingly, we plan to continue to invest in product developments. Additionally, we entered into strategic relationships to expand our capabilities in enterprise mobility solutions with such companies as Cingular, Nextel, Zebra Technologies and IBM.

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

          - Building upon our strong foundation of intellectual property. We have and intend to continue to invest in research and development to enable us to continue to offer high quality, differentiated and cost-effective products to our customers. We have expended approximately $27,800 for research and development during the three months ended March 31, 2006.

          - Rationalizing product lines and pursuing platform-based products. We believe that pursuing high value-added, platform-based products allows us to increase our sales and margins and sets the foundation of our segmented, or "bracketed" product strategy. This strategy is designed to address all market segments available to us. Our goal is to fill out each product line with a high-end model, a mid-range device and an entry-level unit to appeal to the lower end of the market. This we believe gives both legacy and new customers product choice along a price-feature-performance continuum.

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

     We also believe that we need to build a strong partner ecosystem, which is a key aspect in our ability to scale our business and important in our efforts to penetrate new markets as well as boost our presence in our existing vertical markets. To that end, in 2002 we began migrating to a channel-centric business model and introduced our PartnerSelect(TM) Program. Our goal is to have more than 80 percent of our products shipped through our indirect channels, such as our VARs, distributors and OEMs.

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

OVERVIEW OF PERFORMANCE

     Our total revenue for the three months ended March 31, 2006 was $444,881, a decrease of 2.8 percent from the total revenue of $457,487 in the comparable prior year period. The decrease in revenue is primarily attributable to the comparable prior year period amounts including a one-time transfer of inventory held at our own facility to a customer owned facility, resulting in an estimated incremental increase in product revenue in 2005 of approximately $13,000, as well as a decline in mobile computing and wireless infrastructure product offerings, partially offset by $10,869 received from Metrologic in the three months ended March 31, 2006, of which approximately $950 relates to royalty payments for the three months ended March 31, 2006.

     Our gross profit as a percentage of total revenue was 47.2 percent for the three months ended March 31, 2006, an increase from 44.9 percent for the three months ended March 31, 2005. The increase is primarily attributable to the royalties received from Metrologic, efficiencies resulting from process improvements, favorable product mix, higher service margins and the 2005 amounts including the one-time transfer of low margin inventory held at our own facility to a customer owned facility.

     Operating expenses were $166,184 for the three months ended March 31, 2006, a decrease of 8.3 percent from the total operating expenses of $181,238 in the comparable prior year period. The decrease is primarily attributable to the effects of the 2005 corporate restructuring which resulted in reduced compensation costs and related benefits as well as decreased consulting costs. The benefits of the corporate restructuring were partially offset by the negative impact of the adoption of SFAS 123(R) on January 1, 2006, increased legal costs in the first three months of 2006 associated with the defense of former Company executives as well as increased restructuring activity.

     Our operating margin for the three months ended March 31, 2006 was 9.8 percent compared to 5.3 percent for the three months ended March 31, 2005. The increase in operating margin resulted from the reduction in operating expenses driven by our 2005 corporate restructuring and the increase in gross profit in the first three months of 2006.

     Our cash balances increased $17,513 to $156,636 as of March 31, 2006, compared to $139,123 as of December 31, 2005. The increase in cash is primarily attributable to cash generated from positive operating results which includes, approximately $14,000 of proceeds from the sale of Symbolease assets and approximately $15,000 of royalties and interest received from Metrologic, partially offset by paying down approximately $25,000 of long-term and short-term debt.

     At March 31, 2006, receivables were $219,037, an increase of $6,017 from $213,020 as of December 31, 2005, primarily due to the timing of revenue deferrals related to the Company's distributors and timing of cash receipts. Our days sales outstanding at March 31, 2006 were 45 days as compared to 44 days at December 31, 2005.

     Our inventory turns were 4.8 for the three months ended March 31, 2006, a decrease from 5.3 in the three months ended December 31, 2005. The decrease in inventory turns is primarily attributable to the increased inventory resulting from both the effects of the Company's new product introductions as well as our distribution partners increasing stocking levels for an anticipated high second quarter demand.

     Our percent of product revenue that was shipped through our indirect channel for the three months ended March 31, 2006 was approximately 78 percent. This is up approximately 32 percentage points from 2002, when we began our migration to a channel-centric business model.

     Current results of customer satisfaction surveys from our services business have demonstrated improvement towards our goal of a consistent rating greater than 4.0. Our most current results were a score of 3.97 and 3.49, relating to satisfaction with our technical assistance and depot service delivery, respectively.

     Customer service attach rates continue to improve, most notably in the United States. Several initiatives are underway targeted specifically at improving attach performance within the channel.

Corporate Restructuring

     In June 2005, we announced a series of initiatives to reduce costs and improve profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. As part of the restructuring plan, we will be reducing our current worldwide workforce by approximately 550 positions, or approximately 10% of the Company's workforce, by the third quarter of 2006. Other elements of the restructuring plan include the elimination and consolidation of certain facilities on a global basis, abandonment of certain product lines, writing off certain assets and investments and selling and/or terminating certain financial arrangements. The Company anticipates the total cost of these activities to be approximately $75,000 to $95,000.

     Since we initiated the corporate restructuring, $39,326 of restructuring charges, $18,552 of asset impairment charges and $10,619 of expenses associated with the termination of the CISCO SAILS transaction have been recorded, of which $19,975, $37,903 and $10,619 were recorded as a component of cost of revenue, operating expenses and other (expense) income, respectively. Since we initiated the corporate restructuring, we recorded the following restructuring charges:
$22,532 relating to workforce reduction, which represented 521 employees, $11,791 related to lease obligation costs, $1,185 of leasehold improvement write-offs related to exited facilities, $10,619 relating to the settlement of the CISCO SAILS transaction in July 2005, $3,818 relating to contract termination costs, loss on sale of assets and other restructuring charges and $18,552 relating to asset impairments. The Company expects to incur additional charges of approximately $5,000 to $25,000 by the third quarter of 2006 relating to the 2005 corporate restructuring.

Stock-Based Compensation

     Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods.

     As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before income taxes and net income for the three months ended March 31, 2006, are $3,375 and $2,130 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 were reduced by $0.01 per share as a result of adopting SFAS 123(R). Additionally, SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended March 31, 2006, this new treatment resulted in cash flows from financing activities of $1,324, which reduced cash flows from operating activities by the same amount on a comparable basis.

Court Order for Payments of Royalties and Interest

     In March 2006, the U.S. District Court ordered Metrologic Instruments, Inc. ("Metrologic") to pay Symbol $14,882 in past due royalties and interest relating to handheld bar code and scanning products. The payment was received in March 2006 and the Company recorded $10,869 of royalty revenue (included in product revenue) and $4,013 of interest income for the three months ended March 31, 2006.

Sale of Lease Receivables and Residuals

     In March 2006, the Company sold the majority of the assets held by Symbolease Inc. ("Symbolease"), a wholly-owned subsidiary of the Company. Included in the assets sold were the gross lease receivables and the remaining residual values of leased equipment. The Company surrendered complete control over the assets and accordingly, the transaction was accounted for as a sale in accordance with Statement of Financial Accounting Standards ("SFAS") 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). The net cash proceeds received in March 2006 was $14,086 and the Company recorded a loss on the sale of $549 which is included as a restructuring charge within operating expenses in the Condensed Consolidated Income Statements for the three months ended March 31, 2006.

RESULTS OF OPERATIONS

     The following table summarizes our revenue by geographic region and then by reportable segment and geographic region for which we use to manage our business:

                                       FOR THE THREE MONTHS ENDED MARCH 31
                                 -----------------------------------------------
                                                       VARIANCE IN   VARIANCE IN
                                   2006       2005       DOLLARS       PERCENT
                                 --------   --------   -----------   -----------
Total Revenue
   United States .............   $264,549   $287,043    $(22,494)       (7.8)%
   EMEA ......................    127,560    116,370      11,190         9.6
   Asia Pacific ..............     29,697     29,022         675         2.3
   Americas International ....     23,075     25,052      (1,977)       (7.9)
                                 --------   --------    --------        ----
      Total Revenue ..........   $444,881   $457,487    $(12,606)       (2.8)%
                                 ========   ========    ========        ====
Product Revenue
   United States .............   $221,168   $244,238    $(23,070)       (9.4)%
   EMEA ......................    108,402     94,293      14,109        15.0
   Asia Pacific ..............     26,102     26,116         (14)         --
   Americas International ....     17,358     19,595      (2,237)      (11.4)
                                 --------   --------    --------        ----
      Total Product Revenue ..   $373,030   $384,242    $(11,212)       (2.9)%
                                 ========   ========    ========        ====
Service Revenue
   United States .............   $ 43,381   $ 42,805    $    576         1.3%
   EMEA ......................     19,158     22,077      (2,919)       (13.2)

   Asia Pacific ..............      3,595      2,906         689        23.7
   Americas International ....      5,717      5,457         260         4.8
                                 --------   --------    --------        ----
      Total Service Revenue ..   $ 71,851   $ 73,245    $ (1,394)       (1.9)%
                                 ========   ========    ========        ====

     The following table summarizes our product revenue by product division:

                                   FOR THE THREE MONTHS ENDED MARCH 31
                             -----------------------------------------------
                                                   VARIANCE IN   VARIANCE IN
                               2006       2005       DOLLARS       PERCENT
                             --------   --------   -----------   -----------
Product Division
Mobile Computing .........   $226,375   $239,992    $(13,617)       (5.7)%
Advanced Data Capture ....    108,270    100,674       7,596         7.5
Wireless Infrastructure ..     31,295     35,384      (4,089)      (11.6)
RFID .....................      7,090      8,192      (1,102)      (13.5)
                             --------   --------    --------       -----
   Total .................   $373,030   $384,242    $(11,212)       (2.9)%
                             ========   ========    ========       =====

     Product revenue for the three months ended March 31, 2006 decreased from the comparable prior year period as a result of the prior year amounts including the transfer of Company inventory held at its own facility with a sales value of $27,100 to a customer owned facility which the Company believes caused an incremental increase in product revenue of approximately $13,000. The Company also experienced a decline in its mobile computing product offerings of $13,617 or 5.7 percent from the comparable prior year period. The decrease in mobile computing is primarily due to inventory previously held at the Company's facility that was transferred to a customer owned facility during the three months ended March 31, 2005, offset by growth in handheld key and mobile tablet terminals. In addition, wireless infrastructure revenue decreased by $4,089 or
11.6 percent from the comparable prior year period. The decrease in wireless infrastructure was also mainly attributable to the inventory transfer to a customer owned facility. RFID revenue experienced a decrease of $1,102 or 13.5 percent from the comparable prior year period. The decrease in RFID was mainly attributed to a large RFID infrastructure rollout during the three months ended March 31, 2005. Offsetting these product decreases was an increase to our advanced data capture line which experienced growth of $7,596 or 7.5 percent from the comparable prior year period. The increase is mainly attributed to a royalty payment offset by decreases in our handsfree handheld industrial scanners.

     Services revenue for the three months ended March 31, 2006 decreased as compared to the prior year period due to a decrease in cash received from the portion of our customer service business still accounted for under the cash basis method. Professional service revenue also decreased as a result of our continued drive to utilize third party service providers for the lower margin professional services work. These decreases were partially offset by an increase in accrual based customer service revenue for the three months ended March 31, 2006 as compared to the comparable prior year period.

     Geographically, the United States revenue decreased from the comparable prior year period primarily due to growth in our advanced data capture product offering and customer service revenue offset by decreases in our mobile computing, wireless infrastructure and RFID product offerings. Europe, Middle East and Africa ("EMEA") revenue increased from the comparable prior year period due to growth in our mobile computing, advanced data capture and RFID product divisions, offset by decreases in our wireless infrastructure product offerings and customer service. Asia Pacific revenue increased from the comparable prior year period as a result of increases in our advanced data capture, mobile computing, wireless infrastructure and customer service offerings offset by a decrease in our RFID product offerings. Americas International revenue decreased compared to the comparable prior year period as a result of decline in our mobile computing, wireless infrastructure and RFID product offerings offset by increases to our advanced data capture and customer service offerings. The United States, EMEA, Asia Pacific and Americas International represent approximately 59.5, 28.7, 6.7 and 5.1 percent of revenue, respectively, for the three months ended March 31, 2006. The United States, EMEA, Asia Pacific and Americas International represent approximately 62.7, 25.5, 6.3 and 5.5 percent of revenue, respectively, for the three months ended March 31, 2005.

     Product gross profit for the three months ended March 31, 2006 was $186,227, which was relatively flat from the prior year comparable period gross profit of $186,376. Although product revenue decreased by 2.9% in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, gross profit remained relatively flat because of the royalties received from Metrologic, favorability in foreign currency in 2006 and the 2005 amounts including the one-time transfer of low margin inventory held at our own facility to a customer owned facility.

     Service gross profit for the three months ended March 31, 2006 was $23,573, an increase of $4,388 or 22.9 percent from the comparable prior year period. The increase in service gross profit was mainly attributed to the results of the Company's restructuring activities, continued focus on material cost reduction efforts and change in mix from low margin professional services to higher margin maintenance and support services.

OPERATING EXPENSES

     The June 2005 corporate restructuring has significantly reduced the Company's operating expenses as well as realigned resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. Accordingly, total operating expenses of $166,184 decreased 8.3 percent for the three months ended March 31, 2006 from $181,238 for the comparable prior year period.

     Operating expenses consist of the following for the three months ended March 31:

                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                         -----------------------------------------------
                                                               VARIANCE IN   VARIANCE IN
                                           2006       2005        DOLLARS      PERCENT
                                         --------   --------   -----------   -----------
Engineering ..........................   $ 36,745   $ 42,351    $ (5,606)      (13.2)%
Selling, general and administrative ..    127,451    139,010     (11,559)       (8.3)
Restructuring charges ................        619       (123)        742       603.3
Asset impairment .....................      1,369         --       1,369       100.0
                                         --------   --------    --------       -----
                                         $166,184   $181,238    $(15,054)       (8.3)%
                                         ========   ========    ========       =====

     Engineering expenses decreased as compared to the comparable prior year period primarily due to a reduction in compensation costs and related benefits, representing approximately $2,400, as well as decreased costs associated with the use of consultants, representing approximately $2,300, partially offset by the expensing of stock options upon adoption of SFAS 123(R), representing approximately $800.

     Selling, general and administrative expenses decreased primarily due to reduced compensation costs and related benefits, representing approximately $5,000, and decreased use of purchased services within all general and administrative areas, representing approximately $12,500, and additional proceeds received from PricewaterhouseCoopers LLP ("PWC") in connection with a legal dispute between Telxon and PWC settled in 2005, representing approximately $1,000. These decreases were partially offset by incremental costs in the first quarter of 2006 associated with the defense of former Symbol executives of approximately $3,300, the expensing of stock options upon adoption of SFAS 123(R), representing approximately $2,200, and the payment of incremental special employee bonuses, merit increases and promotion increases of approximately $3,600.

     Restructuring and asset impairment charges for the three months ended March 31, 2006 primarily relates to the 2005 corporate restructuring. In the three months ended March 31, 2006, the corporate restructuring consisted of the following operating expense charges; $139 related to lease obligation costs, $549 related to the loss on the sale of certain assets of Symbolease, $1,369 of asset impairments and $121 in other restructuring charges. Also included in restructuring charges for the three months ended March 31, 2006 is a $190 adjustment to reduce the workforce reduction reserve related to the general and administrative restructuring, which began in 2004.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

                                               FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                              ----------------------------
                                                2006      2005    VARIANCE
                                              -------   -------   --------
Cisco SAILS(a) ............................   $    --   $(3,475)   $ 3,475
Interest Expense(b) .......................    (1,849)   (4,133)     2,284
Interest Income ...........................     1,291     1,040        251
Interest Income from legal settlement(c) ..     4,013        --      4,013
                                              -------   -------    -------
                                              $ 3,455   $(6,568)   $10,023
                                              =======   =======    =======

(a)  The Company settled its Cisco SAILS transaction on July 19, 2005.

(b) The reduction of interest expense during the three months ended March 31, 2006 is primarily attributable to the pay down of the Company's short and long-term debt outstanding.

(c)  Represents interest income from the Metrologic settlement.

PROVISION FOR INCOME TAXES

     The provision for income taxes represents federal, foreign, and state and local income taxes. The Company's effective tax rate was 37.4 percent for the three months ended March 31, 2006. The three month rate differs from the statutory rate of 35 percent primarily due to the effect of state and local taxes, different tax rates in foreign jurisdictions, and certain non-deductible expenses.

     The Company's effective tax rate for the three months ended March 31, 2005 was a benefit of (24.85) percent. This differs from the statutory rate of 35 percent primarily due to benefits in the three months ended March 31, 2005 attributable to nonrecurring refunds and settlements relating to foreign and domestic tax issues and the receipt of favorable rulings from tax authorities as well as the allocable portion of the annual forecast of the tax benefits of research credits.

     Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations there of, as well as reviews of our tax returns by various taxing authorities as part of the normal course of business.

     The Company's effective tax rate does not include the benefits from research credits previously available due to the credit's expiration on December 31, 2005. Legislation to retroactively reinstate the credit is currently pending in Congress. If enacted, the benefits from research credits will be factored into the rate in future periods.

     In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." Entities can choose to follow either the transitional guidance of SFAS 123(R) or the alternative transition method described in FSP No. SFAS 123(R)-3. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee-stock based compensation awards that are outstanding upon adoption of SFAS 123(R).

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     The following table summarizes the results of the Company's Condensed Consolidated Statements of Cash Flows for the three months ended March 31:

                                                                                           VARIANCE
                                                                                              IN
                                                                       2006       2005      DOLLARS
                                                                     --------   --------   --------
Net cash provided by (used in):
   Operating activities ..........................................   $ 47,487   $ 72,918   $(25,431)
   Investing activities ..........................................     (9,117)   (23,070)    13,953
   Financing activities ..........................................    (21,551)   (44,954)    23,403
   Effect of exchange rate changes on cash and cash equivalents ..        694     (4,317)     5,011
                                                                     --------   --------   --------
Net increase in cash and cash equivalents ........................     17,513        577     16,936
Cash and cash equivalents, beginning of period ...................    139,123    217,641    (78,518)
                                                                     --------   --------   --------
Cash and cash equivalents, end of period (a) .....................   $156,636   $218,218   $(61,582)
                                                                     ========   ========   ========

a) Does not include restricted cash at March 31, 2006 and 2005 of $53,373 and $51,636, respectively. The restricted cash balance as of March 31, 2006 and 2005 is comprised of $52,340 and $50,622, respectively, serving as security for the trial court judgment against Telxon and Symbol for Telxon vs. SmartMedia of Delaware, Inc. and $1,033 and $1,014, respectively, which is an interest-bearing letter of credit pledged as a supplier bond.

     Net cash provided by operating activities during the three months ended March 31, 2006 was $47,487 as compared to $72,918 for the same period last year. Net cash provided by operating activities decreased $25,431 during the three months ended March 31, 2006 as compared to the comparable prior year period primarily due to a decrease in cash provided by inventory of $51,167 and a decrease in cash provided by accounts payable and accrued expenses of $30,894. Partially offsetting these decreases in cash provided by operating activities for the three months ended March 31, 2006 are an increase in deferred tax provision of $19,968, an increase in other liabilities and deferred revenue of $15,121, the proceeds from the sale of Symbolease, Inc. assets in 2006 in the amount of $14,086, and an increase in net income of $7,308.

     Net cash used in investing activities for the three months ended March 31, 2006 was $9,117 as compared to $23,070 for the same period last year. The decrease in cash used in investing activities of $13,953 during the three months ended March 31, 2006, when compared to the same period last year, was primarily due to $15,596 in decreased capital expenditures, partially offset by additional investments in intangibles and other assets of $1,379.

     Net cash used in financing activities during the three months ended March 31, 2006 was $21,551, as compared to $44,954 during the same period last year. The $23,403 decrease in cash used in financing activities during the three months ended March 31, 2006 primarily relates to decreased debt payments in 2006, representing $25,697, partially offset by the purchase of treasury stock in 2006 of $2,542.

     The following table presents selected key performance measurements we use to monitor our business for the three months ended March 31, 2006 and December 31, 2005:

                                  MARCH 31,   DECEMBER 31,
                                     2006         2005
                                  ---------   ------------
Days sales outstanding (DSO)...       45            44
Inventory turnover.............      4.8           5.3

     At March 31, 2006, receivables were $219,037, an increase of $6,017 from $213,020 as of December 31, 2005, primarily due to the timing of revenue deferrals related to the Company's distributors and the timing of cash receipts. Our days sales outstanding at March 31, 2006 were 45 days as compared to 44 days at December 31, 2005.

     Our inventory turns decreased to 4.8 from 5.3 for the three months ended March 31, 2006 as compared to December 31, 2005. The decrease in inventory turns is attributable to increased inventory resulting from both the effects of the Company's new product launch as well as from many of our distribution partners increasing stocking levels for an anticipated high second quarter demand.

OTHER LIQUIDITY MEASURES

     Other measures of our liquidity including the following:

                                                           MARCH 31   DECEMBER 31,
                                                             2006         2005
                                                           --------   ------------
Working capital (current assets minus current
   liabilities) ........................................   $318,667     $232,286
Current ratio (current assets to current liabilities)...      1.7:1        1.5:1
Long-term debt to capital (Long-term debt as a
   percentage of long term debt plus equity)............        2.6%         3.6%

     Current assets as of March 31, 2006 increased by $59,151 from December 31, 2005, principally due to an increase in cash, inventory and deferred income taxes. Cash increased $17,513 primarily due to positive operating results, which includes the sale of assets held by Symbolease as well as the royalty and interest payments from Metrologic. Inventories increased $13,042 primarily due to both the effects of the Company's new product launch as well as many of our distribution partners increasing stocking levels for an anticipated high second quarter demand. Deferred income taxes increased $14,350 due to a reclassification of deferred assets from long-term to short-term based on our forecasts of tax attribute utilization. Current liabilities as of March 31, 2006 decreased $27,230 from December 31, 2005 primarily due to a $21,147 decrease in accounts payable and accrued expenses combined with the pay down of our short-term credit facility.

EXISTING INDEBTEDNESS

     At March 31, 2006 and December 31, 2005, our short-term financing and long-term debt outstanding, excluding current maturities, was as follows:

                                                 MARCH 31,   DECEMBER 31,
                                                    2006         2005
                                                 ---------   ------------
Senior Secured Term Loan Facility(a) .........    $77,777      $ 88,889
Senior Secured Revolving Credit Facility(a) ..         --        10,000
Secured installment loan(b) ..................         --         3,456
Other ........................................          8            10
                                                  -------      --------
   Total debt ................................     77,785       102,355
Less: current maturities .....................     44,444        57,901
                                                  -------      --------
Long-term debt ...............................    $33,341      $ 44,454
                                                  =======      ========

     a. Our credit facility is comprised of the following: (a) a senior secured term loan facility in an aggregate principal amount of $100,000 and (b) a senior secured revolving credit facility in an aggregate principal amount of up to $150,000 with a $20,000 sub limit available for letters of credit. Our credit facility is secured on first priority basis by (i) a pledge of all of the capital stock or other equity interest of our domestic subsidiaries, (ii) a pledge of 65% of the capital stock or other equity interest of selected overseas subsidiaries located in the United Kingdom, the Netherlands and Japan, (iii) 100% of the capital stock of the manufacturing entity in Reynosa, Mexico and all of its other assets and (iv) all our other domestic assets (other than real estate).

     As of March 31, 2006, the revolving credit facility has been paid in full. The term loan facility is payable at approximately $11,111 per quarter, which commenced on December 15, 2005 and matures on December 30, 2007. The revolving credit facility matures on December 30, 2009. The interest rate on the credit facility is the greater of (i) the prime rate and (ii) the federal funds rate plus 0.5%, plus in both cases, the applicable margin for U.S.-based loans. For Eurodollar-based loans, the rate is the adjusted LIBOR rate (defined as the LIBOR rate multiplied by the statutory reserve rate) plus the applicable margin. The applicable margin is based upon our leverage ratio (defined as the ratio of our total indebtedness to our consolidated EBITDA for the period of the most recent four fiscal quarters) plus 0.25% to 1.00% for U.S.-based loans and 1.25% to 2% for Eurodollar-based loans. For Eurodollar-based borrowing, we may elect interest periods of 1, 2, 3 or 6 months (or, to the extent made available by the applicable lenders, 12 months). As of March 31, 2006, the interest rate on our outstanding term loan is 5.73%. As of March 31, 2006, the Company has $143,370 available on the revolving credit facility, which is reduced by letters of credit outstanding of $6,630.

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

     - furnish the administrative agent and each lender notice of certain events, including, but not limited to, the occurrence of any default or any other occurrence that could reasonably be expected to result in a material adverse effect;

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

     Our credit facility contains financial covenants that (a) restrict our total leverage ratio (debt to adjusted EBITDA) to a ratio no greater than 2.5 times total debt at any time, (b) require that we maintain the maximum senior leverage ratio to 2.0 to 1.0 (after January 1, 2006, the maximum senior leverage ratio requirement would become 1.75x if, at any time, total leverage exceeds 2.0x), (c) require that we maintain minimum fixed charge coverage ratio of 1.5x and (d) minimum unrestricted domestic cash requirement of $25,000 at all times prior to September 30, 2005 and $50,000 at all times thereafter. We were in compliance with all financial covenants as of March 31, 2006.

     b. On March 31, 2004, we entered into a purchase money secured installment loan with a bank for $13,825. As of March 31, 2006, this loan is paid in full.

CONTRACTUAL CASH OBLIGATIONS

     As of March 31, 2006, there have not been any material changes in Symbol's contractual obligations as presented in its Annual Report on Form 10-K for the year ended December 31, 2005.

     Currently, our primary source of liquidity is cash flow from operations and the secured credit line. Our primary liquidity requirements continue to be working capital, engineering costs, selling, general and administrative costs and financing and investing activities.

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

     See Note 1.

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

     You may also read and copy materials that we have filed with the Commission at the Commission's Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the Public Reference Room. In addition, the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at WWW.SEC.GOV.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes regarding Symbol's market risk position from the information provided under Item 7A of Symbol's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

     Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information set forth in Note 11 in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

     There are no material changes from the risk factors set forth in Part I,
Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Common Stock

     The following table contains information with respect to purchases made by or on behalf of Symbol or any "affiliated purchaser" (as defined in Rule 10b-18(a) (3) under the Exchange Act), of our common stock during our first quarter ended March 31, 2006 (amounts in thousands, except per share data):

                                                       AVERAGE
                                     TOTAL NUMBER       PRICE
                                       OF SHARES        PAID
PERIOD                               PURCHASED(1)   PER SHARE(2)
------                               ------------   ------------
January 1 -- January 31, 2006 ....         --          $   --
February 1 -- February 28, 2006 ..         --              --
March 1 -- March 31, 2006 ........       36.8           11.53
                                         ----          ------
Total ............................       36.8          $11.53
                                         ====          ======

----------
(1) The total number of shares purchased represents shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options or vesting of restricted stock.

(2) Average price paid per share for shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options or vesting of restricted stock.

     Symbol does not have a publicly announced share repurchase program. On March 1, 2006, Symbol repurchased 220,000 shares of Symbol common stock in the open market in order to satisfy its obligations under its 1997 Employee Stock Purchase Plan. The average price paid was $11.5061 per share at a total cost of $2,540,000 (including brokerage commissions).

ITEM 6. EXHIBITS

     (a) The following exhibits are included herein:

          10.1* Separation Agreement, dated February 22, 2006, by and between
               Symbol and Todd G. Hewlin (Incorporated by reference to Exhibit
               10.1 to Symbol's Current Report on Form 8-K dated March 1, 2006)

          10.2* Separation Agreement, dated February 28, 2006, by and between
               Symbol and John G. Bruno (Incorporated by reference to Exhibit
               10.2 to Symbol's Current Report on Form 8-K dated March 1, 2006)

          10.3* Separation Agreement, dated March 9, 2006, by and between Symbol and Peter M. Lieb (Incorporated by reference to Exhibit 10.1 to Symbol's Current Report on Form 8-K dated March 14, 2006)

          10.4* First Amendment to Employment Agreement, effective as of March
               20, 2006, by and between Symbol and Salvatore Iannuzzi (Incorporated by reference to Exhibit 10.1 to Symbol's Current Report on Form 8-K dated March 22, 2006)

          31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*    Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMBOL TECHNOLOGIES, INC.


Dated: May 4, 2006                      By: /s/ Salvatore Iannuzzi
                                            ------------------------------------
                                            Salvatore Iannuzzi
                                            President, Chief Executive Officer
                                            and Director
                                            (principal executive officer)


Dated: May 4, 2006                      By: /s/ Timothy T. Yates
                                            ------------------------------------
                                            Timothy T. Yates
                                            Senior Vice President, Chief
                                            Financial Officer and Director
                                            (principal financial officer)


Dated: May 4, 2006                      By: /s/ James M. Langrock
                                            ------------------------------------
                                            James M. Langrock
                                            Vice President - Chief Accounting
                                            Officer and Corporate Controller
                                            (principal accounting officer)