Form 10-Q
period 2006-06-30
SYMBOL TECHNOLOGIES INC
filed 2006-08-02
CIK 278352

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                                 YES [ ] NO [X]

     The number of shares outstanding of the registrant's classes of common stock, as of July 31, 2006, was as follows:

CLASS                                        NUMBER OF SHARES
-----                                        ----------------
Common Stock, par value $0.01                   253,935,197

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                              FOR THE QUARTER ENDED
                                  June 30, 2006

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                           -----
PART I - FINANCIAL INFORMATION
   Item 1. Condensed Consolidated Financial Statements..................
      Condensed Consolidated Balance Sheets at June 30, 2006 (Unaudited)
      and December 31, 2005.............................................       3
      Condensed Consolidated Income Statements for the Three and Six
      Months Ended June 30, 2006 and 2005 (Unaudited)...................       4
      Condensed Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 2006 and 2005 (Unaudited)..........................       5
      Notes to Condensed Consolidated Financial Statements (Unaudited)..    6-24
   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations............................................   25-36
   Item 3. Quantitative and Qualitative Disclosures About Market Risk...      36
   Item 4. Controls and Procedures......................................   36-37
PART II - OTHER INFORMATION
   Item 1. Legal Proceedings............................................      37
   Item 1A. Risk Factors................................................      37
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..      37
   Item 4. Submission of Matters to a Vote of Security Holders..........   37-38
   Item 6. Exhibits.....................................................      38
   Signatures...........................................................      39

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                    JUNE 30,    DECEMBER 31,
                                                                      2006          2005
                                                                  -----------   ------------
                                                                  (UNAUDITED)
ASSETS
Cash and cash equivalents .....................................    $  257,154    $  139,123
Accounts receivable, less allowance for doubtful accounts of
   $7,952 and $8,469, respectively ............................       218,123       213,020
Inventories ...................................................       207,099       182,201
Deferred income taxes .........................................       186,971       172,539
Other current assets ..........................................        27,747        22,836
                                                                   ----------    ----------
   Total current assets .......................................       897,094       729,719
Property, plant and equipment, net ............................       213,833       240,238
Deferred income taxes .........................................       173,598       215,918
Goodwill ......................................................       500,639       499,065
Intangible assets, net ........................................        47,907        38,516
Restricted cash ...............................................         1,043        52,843
Other assets ..................................................        27,232        40,006
                                                                   ----------    ----------
   Total assets ...............................................    $1,861,346    $1,816,305
                                                                   ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses .........................    $  333,661    $  362,087
Short-term credit facility ....................................            --        10,000
Current portion of long-term debt .............................        44,444        47,901
Deferred revenue ..............................................        69,581        57,355
Income taxes payable ..........................................        12,282        10,737
Accrued restructuring expenses ................................         5,694         9,353
                                                                   ----------    ----------
   Total current liabilities ..................................       465,662       497,433
Long-term debt, less current maturities .......................        22,222        44,454
Deferred revenue ..............................................        65,430        43,131
Other liabilities .............................................        23,601        24,037
Contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00; authorized 10,000 shares,
   none issued or outstanding .................................            --            --
Series A Junior Participating preferred stock, par value
   $1.00; authorized 500 shares, none issued or outstanding ...            --            --
Common stock, par value $0.01; authorized 600,000 shares;
   issued 283,833 shares and 282,390 shares, respectively .....         2,838         2,824
Additional paid-in capital ....................................     1,599,865     1,592,178
Accumulated other comprehensive income, net ...................        10,989         4,338
Deferred compensation .........................................            --       (10,635)
Accumulated deficit ...........................................       (31,153)      (85,255)
                                                                   ----------    ----------
                                                                    1,582,539     1,503,450
LESS:
Treasury stock, at cost 29,964 shares and 29,818 shares,
   respectively ...............................................      (298,108)     (296,200)
                                                                   ----------    ----------
   Total stockholders' equity .................................     1,284,431     1,207,250
                                                                   ----------    ----------
   Total liabilities and stockholders' equity .................    $1,861,346    $1,816,305
                                                                   ==========    ==========

            See notes to condensed consolidated financial statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                   JUNE 30,               JUNE 30,
                                                             --------------------   -------------------
                                                                2006       2005       2006       2005
                                                             ---------   --------   --------   --------
REVENUE:
Product ..................................................    $380,511   $355,653   $753,541   $739,895
Services .................................................      72,578     72,107    144,429    145,352
                                                              --------   --------   --------   --------
                                                               453,089    427,760    897,970    885,247
COST OF REVENUE:
Product cost of revenue (Including stock-based
   compensation expense of $243 and $427) (1) ............     202,089    192,452    388,463    390,318
Services cost of revenue (Including stock-based
   compensation expense of $285 and $500) (1) ............      48,390     52,523     96,249    105,928
Restructuring charges ....................................          98      8,992        946      9,647
Asset impairments ........................................          --      6,155         --      6,155
                                                              --------   --------   --------   --------
                                                               250,577    260,122    485,658    512,048
                                                              --------   --------   --------   --------
GROSS PROFIT .............................................     202,512    167,638    412,312    373,199
                                                              --------   --------   --------   --------
OPERATING EXPENSES:
Engineering (Including stock-based
   compensation expense of $950 and $1,714) (1) ..........      37,600     39,574     74,344     81,926
Selling, general and administrative (Including stock-based
   compensation expense of $2,344 and $4,556) (1) ........     121,947    135,517    250,398    274,523
Restructuring charges ....................................          43     22,230        662     22,109
Asset impairments ........................................         457      5,433      1,826      5,433
Adjustments related to legal settlements .................      (1,832)    (7,086)    (2,832)    (7,086)
                                                              --------   --------   --------   --------
                                                               158,215    195,668    324,398    376,905
Income (loss) from operations ............................      44,297    (28,030)    87,914     (3,706)
Other (expense) income, net ..............................      (1,250)      (968)     2,204     (7,538)
                                                              --------   --------   --------   --------
Income (loss) before income taxes ........................      43,047    (28,998)    90,118    (11,244)
Provision for (benefit from) income taxes ................      15,886      1,483     33,481     (2,930)
                                                              --------   --------   --------   --------
NET INCOME (LOSS) ........................................    $ 27,161   $(30,481)  $ 56,637   $ (8,314)
                                                              ========   ========   ========   ========
EARNINGS (LOSS) PER SHARE:
Basic and diluted ........................................    $   0.11   $  (0.12)  $   0.22   $  (0.03)
                                                              ========   ========   ========   ========
CASH DIVIDENDS DECLARED PER COMMON SHARE .................    $     --   $     --   $   0.01   $   0.01
                                                              ========   ========   ========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic ....................................................     252,257    249,571    251,985    249,356
Diluted ..................................................     253,027    249,571    252,807    249,356

(1) Related to the expensing of stock options in accordance with the implementation of SFAS 123(R), "Share-Based Payment" for the three and six months ended June 30, 2006, respectively.

            See notes to condensed consolidated financial statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    ---------------------
                                                                       2006        2005
                                                                    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...............................................    $ 56,637    $ (8,314)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and equipment ..      28,632      26,109
Other amortization ..............................................       6,546       9,550
Provision for losses on accounts receivable .....................       1,503         874
Inventory write-downs ...........................................      11,500       5,083
Deferred income tax provision (benefit) .........................      30,194      (2,375)
Non-cash stock-based compensation expense .......................      10,271       1,777
Non-cash restructuring, asset impairment and other charges ......       2,208      13,801
Loss on disposal of property, plant and equipment and
   other assets .................................................          53         446
Unrealized holding loss on marketable securities ................          --         791
Change in fair value of derivative ..............................          --      (1,397)
Tax benefit on exercise of stock options ........................          --       2,392
Excess tax benefit from exercise of stock options ...............      (1,570)         --
Proceeds from sale of lease receivables and residuals ...........      14,086          --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable ..........................................      (3,543)    (33,975)
   Inventories ..................................................     (35,349)     29,421
   Other assets .................................................      (3,412)      8,330
   Accounts payable and accrued expenses ........................     (26,659)    (21,373)
   Accrued restructuring expenses ...............................      (3,456)     17,195
   Other liabilities and deferred revenue .......................      26,672      (3,263)
                                                                     --------    --------
   Net cash provided by operating activities ....................     114,313      45,072
                                                                     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment .............       2,840          --
Purchases of property, plant and equipment ......................     (10,986)    (48,052)
Investments in intangible and other assets ......................      (8,584)     (3,664)
Release of and interest earned on restricted cash ...............      51,800        (590)
                                                                     --------    --------
   Net cash provided by (used in) investing activities ..........      35,070     (52,306)
                                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt and other
   financing activities .........................................     (35,689)    (68,179)
Proceeds from exercise of stock options and warrants ............       5,347       7,394
Excess tax benefit from exercise of stock options ...............       1,570          --
Purchase of treasury shares .....................................      (3,305)     (1,442)
Dividends paid ..................................................      (2,535)     (2,427)
                                                                     --------    --------
   Net cash used in financing activities ........................     (34,612)    (64,654)
Effects of exchange rate changes on cash and cash equivalents ...       3,260      (9,597)
                                                                     --------    --------
Net increase (decrease) in cash and cash equivalents ............     118,031     (81,485)
Cash and cash equivalents, beginning of period ..................     139,123     217,641
                                                                     --------    --------
   Cash and cash equivalents, end of period .....................    $257,154    $136,156
                                                                     ========    ========

            See notes to condensed consolidated financial statements.

                   SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF JUNE 30, 2006 AND
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

     Symbol Technologies, Inc., The Enterprise Mobility Company(TM), and its subsidiaries deliver products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, radio frequency identification ("RFID") technology, mobile computing platforms, wireless infrastructure, mobility software and world-class services programs.

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

     In our opinion, the Condensed Consolidated Financial Statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly our financial position as of June 30, 2006, and the results of our operations and cash flows for the three and six months ended June 30, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and in accordance with the instructions to Form 10-Q of the Commission. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Reclassifications

     Certain reclassifications were made to previously disclosed amounts to conform to current presentations.

Release of Smart Media Security Deposit

     In May 2006, the Summit County Court of Common Pleas in Ohio issued an order to release approximately $52,590, representing a security deposit, plus interest, that was held by the Summit County Clerk related to a bond serving as security for the trial court judgment against Telxon Corporation ("Telxon") and Symbol for the Smart Media litigation. On September 21, 2005, the Ohio Court of Appeals for the Ninth District reversed the judgment of the trial court against Symbol and Telxon. The decision set aside the trial court's previous judgment, rendered on May 6, 2004. The plaintiffs appealed the Court of Appeals decision to the Ohio Supreme Court and on February 22, 2006, the Ohio Supreme Court declined to review the appeal. On April 12, 2006, the Ohio Supreme Court denied the motions for reconsideration. On May 11, 2006, the deposit was returned to the Company. The time for seeking certiorari in the United States Supreme Court has now passed, and the decision of the Ohio Court of Appeals is now final and nonappealable. As a result of the settlement of this matter, the Company has released $1,832 of a previously recorded legal reserve established in fiscal 2000 related to the Smart Media litigation.

Court Order for Payments of Royalties and Interest

     In March 2006, the U.S. District Court ordered Metrologic Instruments, Inc. ("Metrologic") to pay Symbol $14,882 in past due royalties and interest relating to handheld bar code and scanning products. The payment was received in March 2006 and the Company recorded $10,869 of royalty revenue (included in product revenue) and $4,013 of interest income in the first quarter of 2006. Additionally, on June 26, 2006, the U.S. District Court ruled that Symbol must make scheduled payments relating to a license agreement with Metrologic which amounts to approximately $2,660 of past royalties and interest. The Company accrued for these past royalties and interest as of June 30, 2006.

Sale of Lease Receivables and Residuals

     In March 2006, the Company sold the majority of the assets held by Symbolease, Inc. ("Symbolease"), a wholly-owned subsidiary of the Company. Included in the assets sold were the gross lease receivables and the remaining residual values of leased equipment. The Company surrendered complete control over the assets and accordingly, the transaction was accounted for as a sale in accordance with Statement of Financial Accounting Standards ("SFAS") 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). The net cash proceeds received in March 2006 were $14,086 and the Company recorded a loss on the sale of $549 which was included as a restructuring charge within operating expenses in the first quarter of 2006.

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

     Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis following adoption. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods.

     As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before income taxes for the three and six months ended June 30, 2006 is $3,822 and $7,197 lower, respectively, and net income for the three and six months ended June 30, 2006 is $2,418 and $4,548 lower, respectively,than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three and six months ended June 30, 2006 were reduced by $0.01 per share and $0.02 per share, respectively, as a result of adopting SFAS 123(R). Additionally, SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the six months ended June 30, 2006, this new treatment resulted in cash flows from financing activities of $1,570 which reduced cash flows from operating activities by the same amount on a comparative basis.

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

     With the adoption of SFAS 123(R) on January 1, 2006, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The Company uses an expected stock-price volatility assumption that is primarily based on historical realized volatility of the underlying stock during a period of time. For stock option grants issued during the six months ended June 30, 2006, the Company used a weighted-average expected stock-price volatility of 41.9%. With regard to the weighted-average option life assumption, the Company evaluates the exercise behavior of past grants as a basis to predict future activity. For stock option grants issued during the six months ended June 30, 2006, the Company used a weighted-average expected option life assumption of
4.9 years.

Recently Issued Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on the consolidated financial statements.

Restricted Cash

     Restricted cash at June 30, 2006 of $1,043 represents an interest-bearing letter of credit pledged as a supplier bond, which is classified as a long-term asset. Interest income earned from this investment is recognized by the Company. Restricted cash at December 31, 2005 of $52,843 represented both the Smart Media security deposit, amounting to $51,819, as well as the interest-bearing letter of credit pledged as a supplier bond, amounting to $1,024.

Supplemental Cash Flow Information

Supplemental information with respect to the Company's Condensed Consolidated Statements of Cash Flows is as follows:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                ----------------
                                                                 2006     2005
                                                                ------   ------
Interest paid................................................   $3,170   $6,152
Income taxes paid (received).................................   $3,447   $ (149)
Non-cash settlement (See Note 4).............................   $6,500   $   --

2. INVENTORIES

                                                         JUNE 30,   DECEMBER 31,
                                                           2006         2005
                                                         --------   ------------
Raw materials.........................................   $ 32,661     $ 28,388
Work-in-process.......................................     36,505       31,238
Finished goods........................................    137,933      122,575
                                                         --------     --------
                                                         $207,099     $182,201
                                                         ========     ========

     The amounts shown above include inventory accounted for as consigned of $60,668 and $46,680 as of June 30, 2006 and December 31, 2005, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

                                                         JUNE 30,   DECEMBER 31,
                                                           2006         2005
                                                        ---------   ------------
Land.................................................   $   7,147    $   7,200
Buildings and improvements...........................      64,336       64,494
Machinery and equipment..............................     163,096      160,585
Furniture, fixtures and office equipment.............      43,979       42,317
Computer hardware and software.......................     248,640      252,848
Leasehold improvements...............................      24,120       20,285
Transportation.......................................          --        4,250
                                                        ---------    ---------
                                                          551,318      551,979
Less: Accumulated depreciation and amortization......    (337,485)    (311,741)
                                                        ---------    ---------
                                                        $ 213,833    $ 240,238
                                                        =========    =========

     Property, plant and equipment as of June 30, 2006 reflects asset impairment write-offs of $1,826 related to certain capitalized software which was abandoned in the second quarter of 2006.

4. GOODWILL AND INTANGIBLE ASSETS

     The change in the carrying amount of goodwill for the six months ended June 30, 2006 is as follows:

Balance as of December 31, 2005......................................   $499,065
Translation adjustments..............................................      1,574
                                                                        --------
Balance as of June 30, 2006..........................................   $500,639
                                                                        ========

     Other than goodwill, finite life intangible assets, all of which are subject to amortization, consist of the following:

                                                    JUNE 30, 2006                       DECEMBER 31, 2005
                                        ------------------------------------   -----------------------------------
                                          GROSS     ACCUMULATED    TOTAL NET    GROSS     ACCUMULATED    TOTAL NET
                                         AMOUNT    AMORTIZATION   BOOK VALUE    AMOUNT   AMORTIZATION   BOOK VALUE
                                        --------   ------------   ----------   -------   ------------   ----------
Patents, trademarks and tradenames ..   $ 62,417     $(27,753)      $34,664    $47,334     $(24,993)      $22,341
Purchased technology ................     30,300      (20,112)       10,188     30,300      (17,750)       12,550
Other ...............................      8,900       (5,845)        3,055      8,900       (5,275)        3,625
                                        --------     --------       -------    -------     --------       -------
                                        $101,617     $(53,710)      $47,907    $86,534     $(48,018)      $38,516
                                        ========     ========       =======    =======     ========       =======

     Included in patents, trademarks, and tradenames at June 30, 2006 are $6,500 of patents, based on a third party valuation, which were assigned to the Company from Terabeam, Inc. in connection with our settlement and license agreement completed in February of 2006. The amortization expense for all intangibles for the three months ended June 30, 2006 and 2005 amounted to $2,964 and $3,280, respectively. The amortization expense for the six months ended June 30, 2006 and 2005 amounted to $5,692 and $6,522, respectively.

     Estimated amortization expense for the above intangible assets, assuming no additions or write-offs, for the six months ended December 31, 2006 and for each of the subsequent years ending December 31 is as follows:

2006 (six months).....................................................   $ 5,523
2007..................................................................    11,184
2008..................................................................     9,833
2009..................................................................     5,395
2010..................................................................     3,929
Thereafter............................................................    12,043
                                                                         -------
                                                                         $47,907
                                                                         =======

5. EARNINGS PER SHARE AND DIVIDENDS

     Basic earnings per share are computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock and common stock equivalents outstanding during the period. The dilutive effect of outstanding options, warrants and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which in the current period includes consideration of stock-based compensation required by SFAS 123(R). The following table sets forth the computation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         JUNE 30,              JUNE 30,
                                                   -------------------   -------------------
                                                     2006       2005       2006       2005
                                                   --------   --------   --------   --------
Numerator:
Income (loss) applicable to common shares for
   basic and diluted calculation ...............   $ 27,161   $(30,481)  $ 56,637   $ (8,314)
                                                   ========   ========   ========   ========

Effect of dilutive securities:
Weighted-average common shares .................    252,257    249,571    251,985    249,356
Effect of dilutive securities:
   Stock options and restricted stock ..........        770         --        822         --
                                                   --------   --------   --------   --------
Denominator for diluted calculation ............    253,027    249,571    252,807    249,356
                                                   ========   ========   ========   ========

     The calculation of diluted earnings per share excludes all anti-dilutive shares or equivalents. For the three months ended June 30, 2006 and 2005, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 25,739 and 30,966 shares or equivalents, respectively. For the six months ended June 30, 2006 and 2005, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 24,911 and 30,966 shares or equivalents, respectively.

     On February 27, 2006, Symbol's Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,535 and was paid on April 14, 2006 to shareholders of record as of March 31, 2006.

6. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                JUNE 30,             JUNE 30,
                                           ------------------   ------------------
                                             2006      2005       2006      2005
                                           -------   --------   -------   --------
Net income (loss) ......................   $27,161   $(30,481)  $56,637   $ (8,314)
Other comprehensive income (loss):
Change in unrealized gains and losses on
   available-for-sale securities, net
   of tax ..............................      (106)       (17)     (114)      (201)
Change in unrealized fair value of
   derivative instruments, net of tax ..        --      1,342     1,007      2,863
Translation adjustments, net of tax ....     2,523     (6,364)    5,758    (10,422)
                                           -------   --------   -------   --------
Total comprehensive income (loss) ......   $29,578   $(35,520)  $63,288   $(16,074)
                                           =======   ========   =======   ========

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

     There are a total of 38,634 shares of common stock reserved for issuance under our 2004 Equity Plan and an aggregate of 7,666 shares remain available for grant as of June 30, 2006.

     a. Employee Stock Option Plans

     Stock options granted to date generally vest over a one-to-five year period, expire after 7 or 10 years and have exercise prices equal to the market value of our common stock at the date of grant. Compensation expense attributable to stock options in the three and six months ended June 30, 2006 was $3,822 ($2,418 after tax) and $7,197 ($4,548 after tax), respectively. As of June 30, 2006, the total unrecognized compensation cost related to unvested stock option awards was $41,233 and the related weighted-average period over which it is expected to be recognized is approximately 3.51 years.

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

148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the vesting period. The following table illustrates the effect on net loss and loss per common share as if the fair value method had been applied to all outstanding awards for the three and six months ended June 30, 2005:

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                           ------------------   ----------------
                                                  2005                2005
                                                --------            --------
Net (loss) - as reported ...............        $(30,481)           $ (8,314)
Stock-based employee compensation
   expense included in reported net
   (loss), net of related tax effects ..             476               1,093
Less total stock-based compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects .................          (5,262)             (9,588)
                                                --------            --------
Net (loss) - pro forma .................        $(35,267)           $(16,809)
                                                ========            ========
Basic and diluted (loss) per share:
   As reported .........................        $  (0.12)           $  (0.03)
   Pro forma ...........................        $  (0.14)           $  (0.07)

     A summary of the Company's stock option programs as of June 30, 2006 and changes during the three and six month periods then ended are presented below:

                                                         SHARES UNDER OPTION
                                                 ------------------------------------
                                                                             WEIGHTED
                                                                              AVERAGE
                                                   OPTION PRICE              EXERCISE
                                                     PER SHARE      SHARES     PRICE
                                                 ----------------   ------   --------
Shares under option as of December 31, 2005...   $ 4.93 to $37.11   28,926    $14.49
Granted.......................................   $10.94 to $12.40    4,403    $11.16
Exercised.....................................   $ 4.93 to $13.05     (685)   $ 6.89
Cancelled.....................................   $ 4.93 to $35.83     (893)   $15.49
                                                                    ------
Shares under option as of March 31, 2006......   $ 5.38 to $37.11   31,751    $14.17
Granted.......................................             $10.62      239    $10.62
Exercised.....................................   $ 5.38 to $12.37     (206)   $ 7.92
Cancelled.....................................   $ 8.09 to $35.83   (1,639)   $16.19
                                                                    ------
Shares under option as of June 30, 2006.......   $ 5.38 to $37.11   30,145    $14.07
                                                                    ======

     The following table summarizes information concerning outstanding and exercisable options as of June 30, 2006:

                                 OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                  -------------------------------------------------   ----------------------------------
                                  WEIGHTED-    WEIGHTED                             WEIGHTED
                                   AVERAGE      AVERAGE   AGGREGATE                  AVERAGE   AGGREGATE
   RANGE OF          NUMBER       REMAINING    EXERCISE   INTRINSIC      NUMBER     EXERCISE   INTRINSIC
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)     PRICE      VALUE     EXERCISABLE     PRICE      VALUE
---------------   -----------   ------------   --------   ---------   -----------   --------   ---------
$5.38 - $8.07           933          0.86       $  6.81    $ 3,713          926      $ 6.80      $3,693
$8.08 - $12.12       13,311          6.06       $ 10.13     10,829        2,620      $ 9.09       4,552
$12.13 - $18.20      13,557          6.17       $ 15.88         --       13,136      $15.99          --
$18.21 - $27.32         506          4.60       $ 23.42         --          506      $23.42          --
$27.33 - $37.11       1,838          4.27       $ 30.35         --        1,838      $30.35          --
                     ------                                -------       ------                  ------
                     30,145                                $14,542       19,026                  $8,245
                     ======                                =======       ======                  ======

     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $10.79 as of June 30, 2006.

     The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2006 was $4.48 and $4.72, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2005 was $8.52 and $8.80, respectively. The total pre-tax intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $902 and $4,541, respectively. The total pre-tax intrinsic value of stock options exercised during the three and six months ended June 30, 2005 was $1,139 and $8,121, respectively.

     The fair value of each option grant was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                           ------------------   ----------------
                                               2006   2005         2006   2005
                                               ----   ----         ----   ----
Risk-free interest rate ................        5.0%   2.8%         4.5%   2.8%
Expected term (years) ..................        4.9    4.5          4.9    4.5
Expected volatility ....................       40.5%  61.0%        41.9%  61.0%
Dividend yield .........................       0.16%  0.14%        0.16%  0.14%

     b. Restricted Stock

     Beginning in May 2004, the Company's Compensation Committee granted "performance vesting" restricted stock awards to certain senior executives of the Company pursuant to the 2004 Equity Plan. Such restricted stock awards are intended to align the interests of such senior executives with the interests of Symbol's stockholders and to support the retention of such senior executives.

     In accordance with the adoption of SFAS 123(R), the Company began estimating forfeitures for unvested restricted stock awards during the first quarter of 2006, which resulted in an immaterial adjustment. Previously, the Company only recognized actual forfeitures as they occurred. Additionally, as required by SFAS 123(R), the Company reclassified the $10,635 unearned compensation balance as of December 31, 2005 related to the restricted stock awards within stockholders' equity to additional paid-in capital. This reclassification did not have an impact on our Condensed Consolidated Income Statements for the three or six months ended June 30, 2006.

                                         EMPLOYEE PORTION             DIRECTOR PORTION                 TOTAL
                                     -------------------------   -------------------------   -------------------------
                                      UNVESTED       FUTURE       UNVESTED       FUTURE       UNVESTED       FUTURE
                                     RESTRICTED   COMPENSATION   RESTRICTED   COMPENSATION   RESTRICTED   COMPENSATION
                                       SHARES        EXPENSE       SHARES        EXPENSE       SHARES        EXPENSE
                                     ----------   ------------   ----------   ------------   ----------   ------------
Balance as of December 31, 2005 ..      1,050        $10,635         168          $  --        1,218        $10,635
Grants ...........................        824          9,264          40            424          864          9,688
Forfeitures ......................       (313)        (3,426)         --             --         (313)        (3,426)
Compensation Expense .............       (243)        (2,968)        (48)          (106)        (291)        (3,074)
                                        -----        -------         ---          -----        -----        -------
Balance as of June 30, 2006 ......      1,318        $13,505         160          $ 318        1,478        $13,823
                                        =====        =======         ===          =====        =====        =======

     Of the 824 restricted shares granted to certain executives and associates, 612 will vest over 48 months and 212 will vest by August 31, 2006. The 40 restricted shares granted to non-employee directors will vest on January 1, 2007.

     All of the above grants are subject to further acceleration in accordance with the Company's change of control policy.

8. RESTRUCTURING AND IMPAIRMENT CHARGES

     a. Telxon Acquisition

     We recorded certain restructuring, impairment and merger integration charges related to our Telxon acquisition during 2002 and 2001. As of June 30, 2006, $20 remained in accrued restructuring related to the Telxon acquisition restructuring.

     b. Manufacturing Transition

     In 2001, we began to transition volume manufacturing away from our Bohemia, New York facility to lower cost locations, primarily our Reynosa, Mexico facility and Far East contract manufacturing partners. As a result of these activities, we incurred restructuring charges during 2002 and 2001. During the first quarter of 2006, the Company recorded additional net restructuring charges of $429, primarily related to additional real estate taxes for abandoned buildings which are currently being subleased. This amount was recorded to product cost of revenue during the first quarter of 2006. Included in accrued restructuring as of June 30, 2006 is $833 of net lease obligations relating to these manufacturing restructuring charges.

     c. Global Services Transition

     In 2003, our global services organization initiated restructuring activities which included transferring a large percentage of our repair operations to Mexico and the Czech Republic, reorganizing our professional services group to utilize third party service providers for lower margin activities, and reorganizing our European management structure from a country based structure to a regional structure. Also in 2003, we initiated additional restructuring activities in connection with our decision to relocate additional product lines from New York to Mexico. The costs associated with this restructuring related to workforce reductions and transportation costs. The Company recorded additional provisions during 2004 and 2005 which related to lease obligation costs net of sub-lease income and further work force reductions. As of June 30, 2006, $241 was included in accrued restructuring relating to workforce reduction.

     d. General and Administrative Restructuring

     During the second quarter of 2004, the shared services organization initiated restructuring activities that included the consolidating and transitioning of back office transactional activities to the Czech Republic. The costs associated with this restructuring related to workforce reductions. Included in accrued restructuring as of June 30, 2006 is $406 relating to costs associated with workforce reduction.

     Details of the Telxon acquisition, manufacturing transition, global services transition and general and administrative restructuring charges and remaining balances as of June 30, 2006 are as follows:

                                                                LEASE
                                                 WORKFORCE   OBLIGATION
                                                REDUCTIONS      COSTS      TOTAL
                                                ----------   ----------   ------
Balance as of December 31, 2005 .............      $ 953        $ 672     $1,625
Provision -- cost of revenue ................         --          429        429
Provision -- operating expenses .............       (190)          --       (190)
Foreign Exchange ............................         25           --         25
Utilization/payments ........................       (111)        (158)      (269)
                                                   -----        -----      -----
Balance as of March 31, 2006 ................        677          943      1,620
Provision -- cost of revenue ................         --           --         --
Provision -- operating expenses .............        (23)          --        (23)
Foreign Exchange ............................         26           --         26
Utilization/payments ........................        (33)         (90)      (123)
                                                   -----        -----     ------
Balance as of June 30, 2006 .................      $ 647        $ 853     $1,500
                                                   =====        =====     ======

     e. Corporate Restructuring

     In June 2005, we announced a series of initiatives to reduce costs and improve profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. All initiatives relating to the corporate restructuring were completed by the end of the second quarter of 2006. In total, the Company incurred $69,118 in restructuring charges and asset impairments, which included reducing the Company's worldwide workforce by 532 employees, or approximately 10% of the Company's workforce.

     Since we initiated the corporate restructuring, $39,490 of restructuring charges, $19,009 of asset impairment charges and $10,619 of expenses associated with the termination of the CISCO SAILS transaction have been recorded, of which $20,073, $38,426 and $10,619 were recorded as a component of cost of revenue, operating expenses and other (expense) income, respectively. Since we initiated the corporate restructuring, we recorded the following restructuring charges:
$22,655 related to workforce reduction, $11,909 related to lease obligation costs, $1,185 of leasehold improvement write-offs related to exited facilities, $10,619 related to the settlement of the CISCO SAILS transaction in July 2005, $3,741 related to contract termination costs, loss on sale of assets and other restructuring charges and $19,009 related to asset impairments.

     For the three months ended June 30, 2006, $164 of restructuring charges and $457 of asset impairment charges have been recorded, of which $98 and $523 were recorded as a component of cost of revenue and operating expenses, respectively. For the six months ended June 30, 2006, $1,392 of restructuring charges and $1,826 of asset impairment charges have been recorded, of which $517 and $2,701 were recorded as a component of cost of revenue and operating expenses, respectively. Details of the corporate restructuring, excluding asset impairment charges, for the six months ended June 30, 2006 and remaining balances as of June 30, 2006 are as follows:

                                                     LEASE
                                      WORKFORCE   OBLIGATION
                                     REDUCTIONS      COSTS     OTHER    TOTAL
                                     ----------   ----------   -----   -------
Balance as of December 31, 2005 ..     $ 4,929      $ 2,154    $ 645   $ 7,728
Provision -- cost of revenue .....         403           --       16       419

Provision -- operating expenses ..          (5)         139      675       809
Foreign Exchange .................          19           --       (2)       17
Utilization/payments .............      (2,061)      (1,125)    (937)   (4,123)
                                       -------      -------    -----   -------
Balance as of March 31, 2006 .....       3,285        1,168      397     4,850
Provision -- cost of revenue .....          98           --       --        98
Provision -- operating expenses ..          25          118      (77)       66
Foreign Exchange .................          13           --       --        13
Utilization/payments .............        (765)        (103)      35      (833)
                                       -------      -------    -----   -------
Balance as of June 30, 2006 ......     $ 2,656      $ 1,183    $ 355   $ 4,194
                                       =======      =======    =====   =======

     The following represents the charges relating to all restructuring activities, including asset impairment charges, for the three and six months ended June 30, 2006 for each segment:

                     THREE MONTHS ENDED   SIX MONTHS ENDED
                        JUNE 30, 2006       JUNE 30, 2006
                     ------------------   ----------------
Product Segment...          $500               $2,917
Service Segment...            98                  517
                            ----               ------
                            $598               $3,434
                            ====               ======

9. LONG-TERM DEBT

                                                 JUNE 30,   DECEMBER 31,
                                                   2006         2005
                                                 --------   ------------
Senior Secured Term Loan Facility(a)..........    $66,666     $ 88,889
Senior Secured Revolving Credit Facility(a)...         --       10,000
Secured Installment Loan(b)...................         --        3,456
Other.........................................         --           10
                                                 --------     --------
Total debt....................................     66,666      102,355
Less: Current maturities......................     44,444       57,901
                                                  -------     --------
                                                  $22,222     $ 44,454
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

     In the first quarter of 2006, the revolving credit facility was paid in full. The term loan facility is payable at approximately $11,111 per quarter, which commenced on December 15, 2005 and matures on December 30, 2007. The revolving credit facility matures on December 30, 2009. The interest rate on the credit facility is the greater of (i) the prime rate and (ii) the federal funds rate plus 0.5%, plus in both cases, the applicable margin for U.S.-based loans. For Eurodollar-based loans, the rate is adjusted LIBOR (defined as LIBOR multiplied by the statutory reserve rate) plus the applicable margin. The applicable margin is based upon our leverage ratio (defined as the ratio of our total indebtedness to our consolidated EBITDA for the period of the most recent four fiscal quarters) plus 0.25% to 1.00% for U.S.-based loans and 1.25% to 2% for Eurodollar-based loans. For Eurodollar-based borrowing, we may elect interest periods of 1, 2, 3 or 6 months (or, to the extent made available by the applicable lenders, 12 months). As of June 30, 2006, the interest rate on our outstanding term loan is 6.63%. As of June 30, 2006, the Company has $143,381 available on the revolving credit facility, which reflects letters of credit outstanding as of June 30, 2006 of $6,619.

     Our credit facility contains covenants that restrict our ability to make distributions or other payments to our investors and creditors unless we satisfy certain financial tests or other criteria. We must also comply with certain specified financial ratios and tests. Our material U.S. subsidiaries are subject to similar restrictions which may restrict their ability to make certain distributions to us. Our credit facility contains additional affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, limitations to entering into certain acquisitions, limitations on making capital expenditures, limitations on payment of dividends and limitations on repurchases of common stock under the employee stock purchase program. We were in compliance with all financial covenants as of June 30, 2006.

     b. On March 31, 2004, we entered into a purchase money secured installment loan with a bank for $13,825. This loan was paid in full in the first quarter of 2006.

     Based on the borrowing rates currently available to us for bank loans with similar terms, the fair values of borrowings under our credit facility and promissory notes approximate their carrying values.

10. ACQUISITIONS

     Brazil acquisition

     During 2002, we entered into an agreement with the owners of Seal Sistemas e Technologia da Informacao Ltda. ("Seal") resulting in the creation of a majority-owned subsidiary of Symbol that would serve as the Brazilian distributor and customer service entity ("Symbol Brazil"). On January 10, 2004, the parties amended this transaction, whereby Symbol purchased an additional 34% ownership interest of Symbol Brazil, bringing our ownership to 85% of Symbol Brazil. Under the terms of the relevant agreements, Symbol Brazil had its entity form changed into a corporation. In August 2005, the Company purchased the remaining minority shareholders' interest in Symbol Brazil and recorded additional goodwill of $1,255. In addition, the minority shareholders can have the potential to earn an additional $2,400 if Seal and Symbol Brazil meet certain revenue targets.

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

     The following table illustrates the changes in our warranty reserves from December 31, 2005 to June 30, 2006:

                                            AMOUNT
                                           -------
Balance as of December 31, 2005.........   $20,383
Charges to expense -- cost of revenue...     7,034
Utilization/payment.....................    (7,860)
                                           -------
Balance as of March 31, 2006............    19,557
Charges to expense -- cost of revenue...     8,142
Utilization/payment.....................    (7,453)
                                           -------
Balance as of June 30, 2006.............   $20,246
                                           =======

     b. Electronic Equipment Waste Obligations

     In June 2005, the FASB issued FASB Staff Position No. SFAS 143-1, "Accounting for Electronic Equipment Waste Obligations," ("FSP SFAS 143-1"), that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. We adopted FSP SFAS 143-1 in the second quarter of fiscal 2005 and have accrued approximately $1,300 as of June 30, 2006.

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

     We utilize derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments denominated in foreign currencies from our international subsidiaries, as well as, third party customers. The derivative instruments have maturities of less than one year. Gains and losses on these derivative financial instruments and the offsetting losses and gains on hedged transactions are reflected in the Condensed Consolidated Income Statement as a component of cost of revenue. Such gains and (losses) were $1,374 and $(4,694) for the three months ended June 30, 2006 and 2005, respectively, and $832 and $(7,101) for the six months ended June 30, 2006 and 2005, respectively. We do not use these derivative financial instruments for trading purposes.

     As of June 30, 2006 and December 31, 2005, respectively, we had $97,581 and $63,432 in notional amounts of forward exchange contracts outstanding. The forward exchange contracts have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity rates agreed to at the inception of the contracts. These contracts are primarily denominated in British pounds, Euros, Australian dollars, Canadian dollars, Japanese yen, Czech koruna, and Mexican pesos. The fair value of these forward exchange contracts was $542 and $262 as of June 30, 2006 and December 31, 2005, respectively, which was recorded in current liabilities in the Condensed Consolidated Balance Sheet.

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

     On June 3, 2004, we announced that we resolved the investigation by the United States Attorney's Office for the Eastern District of New York ("Eastern District") relating to our past accounting practices by entering into a non-prosecution agreement with the Eastern District. As a result of this non-prosecution agreement, no criminal complaint will be filed against us. In addition, on June 3, 2004, we announced an agreement with the SEC to resolve allegations against us relating to our past accounting practices that were under investigation by the SEC. Pursuant to the agreements with the Eastern District and the SEC, we have paid a total of $37,000 in cash to a restitution fund for members of the Pinkowitz, Hoyle and Salerno class action lawsuits which had been filed against us in respect of such matters and $3,000 to the United States Postal Inspection Service Consumer Fraud Fund. Concurrent with the entry into the non-prosecution agreement with the Eastern District, we settled the Pinkowitz, Hoyle and Salerno class action lawsuits and agreed to pay to the class members an aggregate of $1,750 in cash and an aggregate number of shares of common stock having a market value of $96,250. The non-prosecution agreement with the Eastern District also included an acknowledgement by us that between 1999 and 2002, as a result of the actions of certain of our former employees, we
(a) violated federal criminal law in connection with accounting practices involving improper sales transactions, unsupported and fictitious accounting entries and the manipulation of our accounting reserves and expenses; and (b) filed and caused to be filed materially false and misleading financial statements and other documents with the SEC. As part of the non-prosecution agreement, we agreed to continue our cooperation with the Eastern District and the SEC, and to implement remedial measures, including, but not limited to, retaining an independent, government-approved examiner to review our internal controls, financial reporting practices and our compliance with the settlement agreements and establishing and maintaining an annual training and education program designed to diminish the possibility of future violations of the federal securities laws. If we violate the injunction issued in connection with the settlement with the SEC, the agreement with the Eastern District or commit or attempt to commit other violations, such as accounting offenses that were not the subject of the investigations, we will be subject to federal criminal charges. Pursuant to the non-prosecution agreement we have waived certain defenses that may have otherwise been available to us in the event of a federal criminal charge, including the statute of limitations, and will be subject to prosecution for any offense, including any offense related to our past accounting practices. In addition, in the event of a violation of the agreement and a federal criminal charge, statements that were made by or on behalf of us to the Eastern District, SEC and the Postal Inspection Service, including the acknowledgments of responsibility described above, will be deemed admissible in evidence and certain evidentiary rules will not be available to us. Pursuant to the agreement with the SEC, the SEC filed, and the court has approved, a Final Consent Judgment in the Eastern District of New York providing for injunctive relief, enjoining us from further violations of the antifraud, reporting, books and records and internal control provisions of the federal securities laws, and a civil penalty in the amount of $37,000 as described above. We paid both the $37,000 and the $3,000 to the United States Postal Inspection Service Consumer Fraud Fund prior to June 30, 2004 and paid the $1,750 in cash and delivered 8,293.1 shares of our common stock to members of the Pinkowitz, Hoyle and Salerno class action lawsuits as of August 3, 2005.

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

     Several additional purported shareholder derivative actions have also been filed in the United States District Court for the Eastern District of New York, including Lynch v. Symbol Technologies, Inc., et. al., Register v. Nuti, et al and Rosenski v Nuti, et al. The Wietschner, Lynch and Register actions have been consolidated for all purposes. The Lynch, Register and Rosenski matters, in addition to allegations similar to those in Wietschner, assert that Mr. Nuti, our former Chief Executive Officer, engaged in illegal insider trading in December of 2004 while in possession of material, non-public information. On April 24, 2006, the plaintiffs filed a Consolidated Shareholder Derivative Complaint superseding the Wietschner, Lynch, and Register actions asserting claims substantively similar to those set forth in those earlier complaints.

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

SMART MEDIA LITIGATION

Telxon v. Smart Media of Delaware, Inc.

     On December 1, 1998, Telxon Corporation ("Telxon") filed suit against Smart Media of Delaware, Inc. ("SMI") in the Court of Common Pleas for Summit County, Ohio in a case seeking a declaratory judgment that Telxon did not contract to develop SMI's products or to invest approximately $3,000 in SMI's business and that it did not fraudulently induce SMI to refrain from engaging in business with others or interfere with SMI's business relationships. On March 12, 1999, SMI filed its answer and counterclaim denying Telxon's allegations and alleging counterclaims against Telxon for negligent misrepresentation, estoppel, tortious interference with business relationship and intentional misrepresentation and seeking approximately $10,000 in compensatory damages, punitive damages, fees and costs. In addition, William Dupre, an individual employed by SMI at that time, asserted similar counterclaims against Telxon. In November 2000, Symbol acquired Telxon with these claims still pending.

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

     On September 21, 2005, the Ohio Court of Appeals for the Ninth District reversed the judgment of the trial court against Symbol and Telxon. The decision set aside the trial court's previous judgment, rendered on May 6, 2004. The plaintiffs appealed the Court of Appeals decision to the Ohio Supreme Court and on February 22, 2006, the Ohio Supreme Court declined to review the appeal. On February 28, 2006, Symbol and Telxon filed a motion seeking return of the $50,000 and accrued interest deposited with the clerk of the court by Telxon and Symbol to secure the judgment. SMI and Mr. Dupre opposed that motion on the ground that their appeals had not yet been exhausted and then sought reconsideration of the decision by the Ohio Supreme Court declining to review the appeal. On April 12, 2006, the Ohio Supreme Court denied SMI's and Mr. Dupre's motions for reconsideration. The time for seeking certiorari in the United States Supreme Court has now passed, and the decision of the Ohio Court of Appeals is now final and nonappealable. On May 11, 2006, the deposit was returned to the Company.

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

     Discovery is ongoing. A Markman claim construction hearing was conducted on March 27, 2006. A final pretrial conference is scheduled for August 3, 2006. Symbol intends to move for summary judgment. If the motion is denied in whole or in part, a jury trial is scheduled to commence on November 28, 2006, which Symbol will defend vigorously on the merits.

Metrologic Instruments, Inc. v. Symbol Technologies, Inc.

     On May 25, 2005, we were served with a complaint filed by Metrologic in the United States District Court for the District of New Jersey, seeking a declaratory judgment that Symbol had materially breached the license agreement between us, and for damages for the alleged breach. The complaint asserts that Symbol did not have the right to cease royalty payments on certain devices Metrologic claims are covered by its patents. Symbol disputed that it breached the license agreement and that Metrologic's patents cover Symbol's devices, and moved for judgment in its favor on the pleadings dismissing the complaint on the same basis as the Court's decision in the previously-described case. On August 19, 2005, Metrologic moved for summary judgment that Symbol had breached the license agreement and that Metrologic was entitled to terminate it. Symbol filed its opposition papers and Metrologic its reply papers. On May 1, 2006, the court issued an opinion and order denying Symbol's motion for judgment in its favor on the pleadings. The court held that there were factual differences between the issue presented in this case and the issue decided in Symbol's favor in the Metrologic litigation described above and thus Symbol was not entitled to judgment at this stage. On June 26, 2006, the court issued an opinion granting Metrologic's motion for summary judgment, ordering that Metrologic is entitled to recover damages for breach. It is expected that the damages will be approximately $2,660, which comprises a royalty amount that was scheduled in the disputed cross license and not paid by Symbol, together with applicable interest. Symbol will appeal the decision, and make the payment to Metrologic reserving the right to restitution upon a successful appeal.

Intermec IP Corp. v. Symbol Technologies, Inc. (formerly v. Matrics, Inc.)

     On June 7, 2004, Intermec IP Corp., a subsidiary of Intermec Technologies Corporation ("Intermec"), filed suit against Matrics in the Federal District Court in Delaware asserting infringement of four patents owned by Intermec IP Corp. relating to RFID readers and RFID tags. The complaint against Matrics sought payment of a "reasonable royalty" as well as an injunction against Matrics from infringing such patents. On September 9, 2004, Symbol consummated the acquisition of Matrics. Matrics was merged into Symbol on October 29, 2004.

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

     Effective as of August 15, 2005, Symbol and Intermec entered into two cross-license agreements which gave Intermec access to Symbol's RFID intellectual property and gave Symbol access to Intermec's RFID intellectual property (the "2005 Settlement Agreement"). Additionally, effective as of September 1, 2005, Symbol and Intermec entered into a standstill and tolling agreement (the "Standstill Agreement") (see below). As a result of those agreements, a stipulation of dismissal was ordered by the Court on September 26, 2005, dismissing all claims and counterclaims with prejudice and ending this litigation.

     Symbol Technologies, Inc. v. Intermec Technologies Corporation

     On March 10, 2005, Symbol filed a patent infringement suit against Intermec in the United States District Court for the District of Delaware, asserting infringement of four Symbol patents relating to wireless technology. On March 23, 2005, Intermec asserted counterclaims against Symbol for declarations that the Symbol patents were invalid and not infringed, and for alleged infringement of six Intermec patents. The Intermec patents relate to wireless scanners, signature capture technology and bar code readers with multi-tasking operating systems. Symbol responded to Intermec's infringement claims on April 11, 2005 and asserted counterclaims seeking declarations that the Intermec patents were invalid and not infringed. By Order dated July 14, 2005, the United States District Court for the Western District of Wisconsin granted Intermec's motion to transfer to Delaware a patent infringement case Symbol had filed against Intermec in that court. Symbol moved to consolidate the Wisconsin case with this case, which was granted by the Delaware Court for discovery purposes.

     Pursuant to the Standstill Agreement referred to above, Symbol and Intermec agreed to engage in good faith settlement negotiations to resolve all patent disputes between the companies and to postpone litigation activity in the cases pending in the United States District Court for the District of Delaware.

     On July 18, 2006, Symbol and Intermec announced the settlement of all of the parties' remaining pending intellectual property disputes (the "2006 Settlement Agreement"). Under the 2006 Settlement Agreement, Symbol and Intermec have cross-licensed certain patents, have entered into four-year covenants not to sue with respect to certain other remaining patents and have released patent infringement damage claims that may have existed on the settlement date or may arise before the covenants expire with respect to such patents. Symbol and Intermec have also agreed to dismiss without prejudice all claims pending between the parties in the United States District Court for the District of Delaware as described above. The specific terms of the 2006 Settlement Agreement are confidential and do not alter or amend the terms of the 2005 Settlement Agreement.

     Barcode Systems, Inc. v. Symbol Technologies Canada, Inc. and Symbol Technologies, Inc.

     On March 19, 2003, Barcode Systems, Inc. ("BSI") filed an amended statement of claim in the Court of Queen's Bench in Winnipeg, Canada, naming Symbol Technologies Canada, Inc. and Symbol as defendants. BSI alleges that we deliberately, maliciously and willfully breached our agreement with BSI under which BSI purported to have the right to sell our products in western Canada and to supply Symbol's support operations for western Canada. BSI has claimed damages in an unspecified amount, punitive damages and special damages. Symbol denies BSI's allegations and claims that it properly terminated any agreements between BSI and Symbol. Additionally, Symbol filed a counterclaim against BSI alleging trademark infringement, depreciation of the value of the goodwill attached to Symbol's trademark and damages in the sum of Canadian $1,300 representing the unpaid balance of products sold by Symbol to BSI. A trial to resolve liability issues is ongoing.

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

12. INCOME TAXES

     The provision for income taxes represents Federal, foreign, and state and local income taxes. The Company's effective tax rate was 36.9 percent and 37.2 percent for the three and six months ended June 30, 2006. These rates differ from the statutory rate of 35 percent primarily due to the effect of state and local taxes, different tax rates in foreign jurisdictions, and certain non-deductible expenses.

     The Company's effective tax rate was (5.1) percent and 26.1 percent for the three and six months ended June 30, 2005, respectively. This differs from the statutory rate of 35 percent primarily due to benefits attributable to nonrecurring refunds and settlements relating to foreign and domestic tax issues, the receipt of favorable rulings from tax authorities, and benefits from the repatriation of foreign earnings; offset by charges related to changes in U.S. state income tax laws and the impact of research credit benefits on the annual effective tax rate forecast.

     In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." Entities can choose to follow either the transitional guidance of SFAS 123(R) or the alternative transition method described in FSP No. FAS 123(R)-3. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the pre-adoption realized excess income tax benefits attributable to stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the realized excess income tax benefits from tax deductible amounts of employee stock-based compensation arising in certain periods prior to adoption of SFAS 123(R), and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of vested or partially vested employee-stock based compensation awards that are outstanding upon adoption of SFAS 123(R).

13. EXECUTIVE RETIREMENT PLAN

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

     The components of the net periodic benefit cost (income) for the three and six months ended June 30, 2006 and 2005 are as follows:

                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,              JUNE 30,
                                                    ------------------   ----------------
                                                      2006   2005           2006    2005
                                                      ----   ----         -------   -----
COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME):
Interest cost ...................................     $216   $258         $   448   $ 516
Settlement and curtailment, net .................       --     --          (1,180)   (989)
                                                      ----   ----         -------   -----
Net periodic benefit cost (income) ..............     $216   $258         $  (732)  $(473)
                                                      ====   ====         =======   =====

     We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute approximately $613 to the Plan to cover expected benefit payments due to certain participants during 2006. As of June 30, 2006, $291 has been paid and we anticipate contributing an additional $322 before the end of 2006 to cover the expected benefit payments for the Plan in 2006, bringing the total to $613.

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

     We operate in four main geographic regions: The United States, EMEA (which includes Europe, Middle East and Africa), Asia Pacific (which includes Japan, the Far East and Australia), and Americas International (which includes Canada, Mexico, Central America and South America). Sales are allocated to each region based upon the location of the customer to which the products and services are sold. The Company has elected to disclose Americas International as a separate geographic region (formerly included with United States) as management views this area as an emerging market and believes the separate presentation to be useful in understanding the overall results of the Company.

     Summarized financial information concerning our reportable segments and geographic regions is shown in the following table:

                                                                     THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------------------------------------------
                                                                2006                             2005
                                                   ------------------------------   ------------------------------
                                                    PRODUCT   SERVICES    TOTAL      PRODUCT   SERVICES     TOTAL
                                                   --------   --------   --------   --------   --------   --------
REVENUES:
United States ..................................   $219,006    $44,720   $263,726   $200,615    $41,147   $241,762
EMEA ...........................................    107,001     18,743    125,744     97,825     21,907    119,732
Asia Pacific ...................................     26,562      3,576     30,138     27,752      3,396     31,148
Americas International .........................     27,942      5,539     33,481     29,461      5,657     35,118
                                                   --------    -------   --------   --------    -------   --------
Total net sales ................................   $380,511    $72,578   $453,089   $355,653    $72,107   $427,760
                                                   ========    =======   ========   ========    =======   ========
STANDARD GROSS PROFIT:
United States ..................................   $113,485    $12,920   $126,405   $100,130    $ 9,681   $109,811
EMEA ...........................................     59,342      7,028     66,370     59,426      6,355     65,781
Asia Pacific ...................................     12,951      1,001     13,952     15,519      1,076     16,595
Americas International .........................     17,128      3,239     20,367     15,898      2,472     18,370
                                                   --------    -------   --------   --------    -------   --------
Total gross profit at standard .................    202,906     24,188    227,094    190,973     19,584    210,557
Manufacturing variances & other related costs...     24,484         --     24,484     27,772         --     27,772
Restructuring charges ..........................         --         98         98      2,053      6,939      8,992
Asset impairments ..............................         --         --         --        246      5,909      6,155
                                                   --------    -------   --------   --------    -------   --------
Total gross profit .............................   $178,422    $24,090   $202,512   $160,902    $ 6,736   $167,638
                                                   ========    =======   ========   ========    =======   ========

                                                                      SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------------------------------------
                                                                2006                              2005
                                                   ------------------------------   ------------------------------
                                                    PRODUCT   SERVICES     TOTAL     PRODUCT   SERVICES     TOTAL
                                                   --------   --------   --------   --------   --------   --------
REVENUES:
United States...................................   $429,483   $ 88,085   $517,568   $440,662   $ 83,923   $524,585
EMEA............................................    215,741     37,901    253,642    192,118     43,984    236,102
Asia Pacific....................................     52,664      7,170     59,834     53,868      6,302     60,170
Americas International..........................     55,653     11,273     66,926     53,247     11,143     64,390
                                                   --------   --------   --------   --------   --------   --------
Total net sales.................................   $753,541   $144,429   $897,970   $739,895   $145,352   $885,247
                                                   ========   ========   ========   ========   ========   ========
STANDARD GROSS PROFIT:
United States...................................   $230,487   $ 27,081   $257,568   $228,061   $ 20,231   $248,292
EMEA............................................    121,010     13,856    134,866    118,085     12,105    130,190
Asia Pacific....................................     27,168      1,113     28,281     28,579      2,026     30,605
Americas International..........................     35,293      6,130     41,423     30,059      5,062     35,121
                                                   --------   --------   --------   --------   --------   --------
Total gross profit at standard..................    413,958     48,180    462,138    404,784     39,424    444,208
Manufacturing variances & other related costs...     48,880         --     48,880     55,207         --     55,207
Restructuring charges...........................        429        517        946      2,053      7,594      9,647
Asset impairments...............................        --          --         --        246      5,909      6,155
                                                   --------   --------   --------   --------   --------   --------
Total gross profit..............................   $364,649   $ 47,663   $412,312   $347,278   $ 25,921   $373,199
                                                   ========   ========   ========   ========   ========   ========

     Beginning in the first quarter of 2006, the Company began allocating royalty revenue and rebates to its product divisions and has reclassified prior year amounts for comparability. Below is a summary of product revenues by product division for the three and six months ended June 30, 2006 and 2005:

                                     THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                             -------------------------------------------   -------------------------------------------
                               2006                   2005                   2006                   2005
                             --------   --------------------------------   --------   --------------------------------
                                           REVISED FOR     AS PREVIOUSLY                 REVISED FOR     AS PREVIOUSLY
                                        RECLASSIFICATION     DISCLOSED                RECLASSIFICATION     DISCLOSED
                                        ----------------   -------------              ----------------   -------------
PRODUCT DIVISION:
Mobile Computing..........   $245,314       $224,753          $233,662     $471,258       $464,205          $480,581
Advanced Data Capture.....     98,677         90,561            92,243      207,007        191,234           192,370
Wireless Infrastructure...     28,099         31,680            31,688       59,763         67,605            67,567
RFID......................      8,421          8,659             8,583       15,513         16,851            16,759
Other, net................         --             --           (10,523)          --             --           (17,382)
                             --------       --------          --------     --------       --------          --------
Total.....................   $380,511       $355,653          $355,653     $753,541       $739,895          $739,895
                             ========       ========          ========     ========       ========          ========

     Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally goodwill, intangible assets and temporary investments.

                                                                          JUNE 30,    DECEMBER 31,
                                                                            2006          2005
                                                                         ----------   ------------
IDENTIFIABLE ASSETS:
United States.........................................................   $  802,638    $  861,753
EMEA..................................................................      257,710       262,937
Asia Pacific..........................................................       56,892        56,330
Americas International................................................       47,335        47,297
Corporate (principally goodwill, intangible assets and investments)...      696,771       587,988
                                                                         ----------    ----------
   Total..............................................................   $1,861,346    $1,816,305
                                                                         ==========    ==========

15. SUBSEQUENT EVENTS

     On August 1, 2006, the Company announced that its Board of Directors has authorized the Company to repurchase up to $200,000 of its outstanding shares. Under the repurchase program, Symbol will repurchase shares from time to time, when market and business conditions are deemed favorable, for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase program may be suspended or discontinued at any time, at the Company's discretion.

     The Company's Board of Directors has also authorized the Company's management, at its discretion, to prepay the current outstanding principal balance of $66,666 on its existing term facility. Symbol is currently in advanced discussions with its banking group to enter into a new credit facility that is expected to provide more favorable terms and greater financial flexibility for the

Company, including the ability to fully repurchase shares in accordance with the repurchase program. Until such time that management decides to prepay the term loan, the Company will continue to classify as long-term amounts not maturing within a year.

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

OVERVIEW

     We are a recognized worldwide leader in enterprise mobility, delivering products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, mobile computing platforms, wireless infrastructure, mobility software and world-class services programs. Our goal is to be one of the world's preeminent suppliers of mission-critical mobile computing solutions to business, industrial and government users. For the three and six months ended June 30, 2006, we generated $453,089 and $897,970 of revenue, respectively.

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

     We are focused on delivering to our customers our enterprise mobility products, solutions and services, which are designed to increase cost-effectiveness, enhance efficiency and promote faster execution of critical business processes. We have been focused on the following objectives:

     - Expanding our position in enterprise mobility products and solutions. We believe our ability to deliver innovative, end-to-end enterprise mobility systems gives us a competitive advantage. Accordingly, we plan to continue to invest in product developments. Additionally, we entered into strategic relationships to expand our capabilities in enterprise mobility solutions with such companies as Cingular, Sprint Nextel, Zebra Technologies and IBM.

     - Continuing to improve and streamline our operations. Over the past two years, we have restructured and reorganized our major business functions to improve and streamline our business processes. As part of our restructurings, we have combined our product marketing, research and development and product engineering teams into a single Global Products Group, moving from a product focus to a customer and market-centric focus and have embarked on a program to enhance our core product lines. In addition, we have taken significant steps to improve our manufacturing efficiencies by moving the majority of our manufacturing to lower cost, company-owned and contract production facilities outside the United States. In June 2005, we announced a series of restructuring initiatives to reduce costs and drive profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. The total restructuring plan, which was completed in the second quarter of 2006, will generate approximately $30,000 of cost savings per quarter, when compared to the first quarter of 2005. We plan to continue to work to improve and streamline our business processes.

     - Building upon our strong foundation of intellectual property. We have and intend to continue to invest in research and development to enable us to continue to offer high quality, differentiated and cost-effective products to our customers. We have expended approximately $26,600 and $54,400 for research and development during the three and six months ended June 30, 2006.

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

OVERVIEW OF PERFORMANCE

     Our total revenue for the three months ended June 30, 2006 was $453,089, an increase of 5.9 percent from the total revenue in the comparable prior year period. The increase in revenue for the three months ended June 30, 2006 is primarily attributable to increases in the mobile computing and advanced data capture divisions partially offset by a decrease in our wireless infrastructure division.

     Our total revenue for the six months ended June 30, 2006 was $897,970, an increase of 1.4 percent from the total revenue in the comparable prior year period. The increase in total revenue for the six months ended June 30, 2006 is primarily attributable to an increase in the mobile computing and advanced data capture divisions as well as $10,869 in royalties received from Metrologic during the first quarter of 2006. The increase is partially offset by decreases in our wireless infrastructure and RFID divisions and the effect of the comparable prior year period including a one-time transfer of inventory held at our own facility to a customer owned facility, resulting in an estimated incremental increase in 2005 product revenue of approximately $13,000.

     Our gross profit as a percentage of total revenue was 44.7 percent and 45.9 percent for the three and six months ended June 30, 2006, an increase from 39.2 percent and 42.2 percent for the three and six months ended June 30, 2005. The increase for the three months ended June 30, 2006 compared to the comparable prior year period is primarily attributable to lower restructuring costs, efficiencies gained from the Company's restructuring efforts, higher service margins and favorability in foreign currency exchanges, partially offset by the expensing of stock options. The increase for the six months ended June 30, 2006 compared to the comparable prior year period is primarily attributable to lower restructuring costs, efficiencies gained from the Company's restructuring efforts, increase in royalty revenue as a result of the Metrologic settlement in the first quarter of 2006, higher service margins and favorability in foreign currency exchanges partially offset by the expensing of stock options.

     Operating expenses were $158,215 and $324,398 for the three and six months ended June 30, 2006, a decrease of 19.1 percent and 13.9 percent from the total operating expenses of $195,668 and $376,905 in the comparable prior year periods. The decrease is primarily attributable to the ongoing savings from the 2005 corporate restructuring which resulted in reduced compensation costs and related benefits, decreased legal costs associated with the defense of former Company executives, decreased consulting costs as well as 2005 balances including approximately $27,500 in restructuring and asset impairment charges. These improvements were partially offset by the negative impact of the adoption of SFAS 123(R) on January 1, 2006 related to stock options and a larger benefit taken in the three months ended June 30, 2005 for the reduction of previously recorded estimates of legal settlements.

     Our operating margins for the three and six months ended June 30, 2006 were
9.8 percent and 9.8 percent compared to (6.6) percent and (0.4) percent for the three and six months ended June 30, 2005. The increase in operating margins resulted from the operating expense improvements combined with the increase in gross profit in the three and six months ended June 30, 2006.

     Our cash balances increased $118,031 to $257,154 as of June 30, 2006, compared to $139,123 as of December 31, 2005. The increase in cash is primarily attributable to cash generated from positive operating results, including approximately $14,000 of proceeds from the sale of Symbolease assets and approximately $15,000 of royalties and interest received from Metrologic, as well as decreased capital expenditures in 2006. Additionally, in the second quarter of 2006, the Company received the $52,590 security deposit relating to the Smart Media litigation. Partially offsetting this increase in cash is the payment of approximately $36,000 of long-term and short-term debt.

     At June 30, 2006, accounts receivable were $218,123, an increase of $5,103 from $213,020 as of December 31, 2005, primarily due to the timing of revenue deferrals related to the Company's distributors and timing of cash receipts. Our days sales outstanding at June 30, 2006 were 44 days, consistent with 44 days at December 31, 2005.

     Our inventory turns were 4.8 for the three months ended June 30, 2006, a decrease from 5.3 in the three months ended December 31, 2005. The decrease in inventory turns is primarily attributable to the increased inventory resulting from both the effects of the Company's new product introductions as well as increased inventory stocking levels due to the Company's compliance with the European Union's Restriction of Hazardous Substances Directive ("RoHS Directive").

     Our percent of product revenue that was shipped through our indirect channel for the three months ended June 30, 2006 was approximately 80 percent. This is up approximately 34 percentage points from 2002 when we began our migration to a channel-centric business model and represents the first quarter in which we met our goal of 80 percent of our product revenue sold through the channel.

     Current results of customer satisfaction surveys from our services business have demonstrated improvement towards our goal of a consistent rating greater than 4.0. Our most current results were a score of 4.3 and 3.8, relating to satisfaction with our technical assistance and depot service delivery, respectively.

     Customer service attach rates continue to improve across all regions.

Corporate Restructuring

     In June 2005, we announced a series of initiatives to reduce costs and improve profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. All initiatives relating to the corporate restructuring were completed by the end of the second quarter of 2006. In total, the Company incurred $69,118 in restructuring charges and asset impairments, which included reducing the Company's worldwide workforce by 532 employees, or approximately 10% of the Company's workforce.

     Since we initiated the corporate restructuring, $39,490 of restructuring charges, $19,009 of asset impairment charges and $10,619 of expenses associated with the termination of the CISCO SAILS transaction have been recorded, of which $20,073, $38,426 and $10,619 were recorded as a component of cost of revenue, operating expenses and other (expense) income, respectively. Since we initiated the corporate restructuring, we recorded the following restructuring charges:
$22,655 related to workforce reduction, $11,909 related to lease obligation costs, $1,185 of leasehold improvement write-offs related to exited facilities, $10,619 related to the settlement of the CISCO SAILS transaction in July 2005, $3,741 related to contract termination costs, loss on sale of assets and other restructuring charges and $19,009 related to asset impairments.

Stock-Based Compensation

     Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis following adoption. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods.

     As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before income taxes for the three and six months ended June 30, 2006 is $3,822 and $7,197 lower, respectively, and net income for the three and six months ended June 30, 2006 is $2,418 and $4,548 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three and six months ended June 30, 2006 were reduced by $0.01 per share and $0.02 per share, respectively as a result of adopting SFAS 123(R). Additionally, SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the six months ended June 30, 2006, this new treatment resulted in cash flows from financing activities of $1,570 which reduced cash flows from operating activities by the same amount on a comparative basis.

Release of Smart Media Security Deposit

     In May 2006, the Summit County Court of Common Pleas in Ohio issued an order to release approximately $52,590, representing a security deposit, plus interest, that was held by the Summit County Clerk related to a bond serving as security for the trial court judgment against Telxon Corporation ("Telxon") and Symbol for the Smart Media litigation. On September 21, 2005, the Ohio Court of Appeals for the Ninth District reversed the judgment of the trial court against Symbol and Telxon. The decision set aside the trial court's previous judgment, rendered on May 6, 2004. The plaintiffs appealed the Court of Appeals decision to the Ohio Supreme Court and on February 22, 2006, the Ohio Supreme Court declined to review the appeal. On April 12, 2006, the Ohio Supreme Court denied the motions for reconsideration. On May 11, 2006, the deposit was returned to the Company. The time for seeking certiorari in the United States Supreme Court has now passed, and the decision of the Ohio Court of Appeals is now final and nonappealable. As a result of the settlement of this matter, the Company has released $1,832 of a previously recorded legal reserve established in fiscal 2000 related to the Smart Media litigation.

Court Order for Payments of Royalties and Interest

     In March 2006, the U.S. District Court ordered Metrologic Instruments, Inc. ("Metrologic") to pay Symbol $14,882 in past due royalties and interest relating to handheld bar code and scanning products. The payment was received in March 2006 and the Company recorded $10,869 of royalty revenue (included in product revenue) and $4,013 of interest income in the first quarter of 2006. Additionally, on June 26, 2006, the U.S. District Court ruled that Symbol must make scheduled payments relating to a license agreement with Metrologic which amounts to approximately $2,660 of past royalties and interest. The Company accrued for these past royalties and interest as of June 30, 2006.

Sale of Lease Receivables and Residuals

     In March 2006, the Company sold the majority of the assets held by Symbolease, Inc. ("Symbolease"), a wholly-owned subsidiary of the Company. Included in the assets sold were the gross lease receivables and the remaining residual values of leased equipment. The Company surrendered complete control over the assets and accordingly, the transaction was accounted for as a sale in accordance with Statement of Financial Accounting Standards ("SFAS") 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). The net cash proceeds received in March 2006 were $14,086 and the Company recorded a loss on the sale of $549 which was included as a restructuring charge within operating expenses in the first quarter of 2006.

RESULTS OF OPERATIONS

     The following table summarizes our revenue by geographic region and then by reportable segment and geographic region for which we use to manage our business:

                          THREE MONTHS ENDED                                 SIX MONTHS ENDED
                               JUNE 30,                                          JUNE 30,
                         -------------------   VARIANCE IN   VARIANCE IN   -------------------   VARIANCE IN   VARIANCE IN
                           2006       2005       DOLLARS       PERCENT       2006       2005       DOLLARS       PERCENT
                         --------   --------   -----------   -----------   --------   --------   -----------   -----------
Total Revenue:
   United States .....   $263,726   $241,762     $21,964          9.1%     $517,568   $524,585    $ (7,017)       (1.3)%
   EMEA ..............    125,744    119,732       6,012          5.0       253,642    236,102      17,540         7.4
   Asia Pacific ......     30,138     31,148      (1,010)        (3.2)       59,834     60,170        (336)       (0.6)
   Americas
      International ..     33,481     35,118      (1,637)        (4.7)       66,926     64,390       2,536         3.9
                         --------   --------     -------         ----      --------   --------    --------       -----
   Total Revenue .....   $453,089   $427,760     $25,329          5.9%     $897,970   $885,247    $ 12,723         1.4%
                         ========   ========     =======         ====      ========   ========    ========       =====
Product Revenue:
   United States .....   $219,006   $200,615     $18,391          9.2%     $429,483   $440,662    $(11,179)       (2.5)%
   EMEA ..............    107,001     97,825       9,176          9.4       215,741    192,118      23,623        12.3
   Asia Pacific ......     26,562     27,752      (1,190)        (4.3)       52,664     53,868      (1,204)       (2.2)
   Americas
      International ..     27,942     29,461      (1,519)        (5.2)       55,653     53,247       2,406         4.5
                         --------   --------     -------         ----      --------   --------    --------       -----
Total Product
   Revenue ...........   $380,511   $355,653     $24,858          7.0%     $753,541   $739,895    $ 13,646         1.8%
                         ========   ========     =======         ====      ========   ========    ========       =====
Service Revenue:
   United States .....   $ 44,720   $ 41,147     $ 3,573          8.7%     $ 88,085   $ 83,923    $  4,162         5.0%
   EMEA ..............     18,743     21,907      (3,164)       (14.4)       37,901     43,984      (6,083)      (13.8)
   Asia Pacific ......      3,576      3,396         180          5.3         7,170      6,302         868        13.8
   Americas
      International ..      5,539      5,657        (118)        (2.1)       11,273     11,143         130         1.2
                         --------   --------     -------         ----      --------   --------    --------       -----
Total Service
   Revenue ...........   $ 72,578   $ 72,107     $   471          0.7%     $144,429   $145,352    $   (923)       (0.6)%
                         ========   ========     =======         ====      ========   ========    ========       =====

     The following table summarizes our product revenue by product division:

                        THREE MONTHS ENDED                                 SIX MONTHS ENDED
                             JUNE 30,                                         JUNE 30,
                       -------------------   VARIANCE IN   VARIANCE IN   -------------------   VARIANCE IN   VARIANCE IN
                         2006       2005       DOLLARS       PERCENT       2006       2005       DOLLARS       PERCENT
                       --------   --------   -----------   -----------   --------   --------   -----------   -----------
Product Division:
Mobile Computing ...   $245,314   $224,753     $20,561          9.1%     $471,258   $464,205     $ 7,053          1.5%
Advanced Data
   Capture .........     98,677     90,561       8,116          9.0       207,007    191,234      15,773          8.2
Wireless
   Infrastructure ..     28,099     31,680      (3,581)       (11.3)       59,763     67,605      (7,842)       (11.6)
RFID ...............      8,421      8,659        (238)        (2.7)       15,513     16,851      (1,338)        (7.9)
                       --------   --------     -------        -----      --------   --------     -------        -----
   Total ...........   $380,511   $355,653     $24,858          7.0%     $753,541   $739,895     $13,646          1.8%
                       ========   ========     =======        =====      ========   ========     =======        =====

     Product revenue for the three months ended June 30, 2006 increased from the comparable prior year period as a result of increased sales in both the mobile computing and advanced data capture divisions, partially offset by decreases in our wireless infrastructure product offerings. The Company experienced an increase in its mobile computing product offerings of $20,561 or 9.1 percent from the comparable prior year period. The increase in mobile computing is primarily due to growth in our electronic digital assistant and mobile gun product offerings. In addition, the advanced data capture line experienced growth of $8,116 or 9.0 percent from the comparable prior year period. The increase in advanced data capture is primarily due to growth in our handheld retail and handheld industrial scanners. Wireless infrastructure revenue decreased by $3,581 or 11.3 percent from the comparable prior year period which was primarily due to a rollout in 2005 of our wireless switch offerings to a nationwide retailer.

     Product revenue for the six months ended June 30, 2006 increased from the comparable prior year period as a result of increased sales in both the mobile computing and advanced data capture divisions, as well as the increase in royalty revenue as a result of the Metrologic settlement in the three months ended March 31, 2006, partially offset by decreases in our wireless infrastructure and RFID product offerings. During the three months ended March 31, 2005, the Company transferred inventory held at its own facility with a sales value of $27,100 to a customer owned facility and believes the incremental increase in product revenue due to the transfer of this inventory to be approximately $13,000. The Company continues to experience growth in sales of its mobile computing product offerings, our largest product line, which experienced growth of $7,053 or 1.5 percent from the comparable prior year period. The increase in mobile computing is primarily due to growth in our electronic digital assistant, mobile tablets and our mobile gun product offerings. In addition, the advanced data capture line experienced growth of $15,773 or 8.2 percent from the comparable prior year period. The increase is primarily due to growth in our handheld retail and digital scanner offerings offset by a decrease in our scan engines. Wireless infrastructure revenue decreased $7,842 or 11.6 percent from the comparable prior year period which was primarily due to a rollout of our wireless switch offerings to a nationwide retailer during 2005. RFID revenue decreased $1,338 or 7.9 percent from the comparable prior year period due to a large rollout to a nationwide retailer during 2005.

     Services revenue for the three and six months ended June 30, 2006 remained relatively flat as compared to the prior year periods primarily due to increased customer service revenue offset by a decrease in our professional services revenue as a result of our continued drive to utilize third party service providers for lower margin business.

     Geographically, the United States revenue increased for the three months ended June 30, 2006, from the comparable prior year period primarily due to growth in our mobile computing, advanced data capture and customer service offerings, partially offset by decreases in our wireless infrastructure and RFID product offerings. Europe, Middle East and Africa ("EMEA") revenue increased the three months ended June 30, 2006 from the comparable prior year period primarily due to growth in our advanced data capture, mobile computing and RFID product offerings, partially offset by a decrease in customer service offerings. Asia Pacific revenue decreased for the three months ended June 30, 2006, from the comparable prior year period primarily due to decreases in our advanced data capture, mobile computing and wireless infrastructure product offerings, partially offset by an increase in our RFID product offerings. Americas International revenue decreased for the three months ended June 30, 2006 compared to the comparable prior year period primarily due to decreases in our mobile computing, advanced data capture and our customer service offerings, partially offset by an increase in our wireless infrastructure product offerings. The United States, EMEA, Asia Pacific and Americas International represent approximately 58.2, 27.7, 6.7 and 7.4 percent of revenue, respectively, for the three months ended June 30, 2006 as compared to 56.5, 28.0, 7.3, and 8.2 percent from the comparable prior year period.

     Geographically, the United States revenue decreased for the six months ended June 30, 2006, from the comparable prior year period primarily due to decreases in our mobile computing, wireless infrastructure and RFID product offerings offset by increases in our advanced data capture and customer service offerings. EMEA increased for the six months ended June 30, 2006 from the comparable prior year period primarily due to growth in our mobile computing, advanced data capture, and RFID product offerings, partially offset by decreases in our customer service and wireless infrastructure product offerings. Asia Pacific revenue decreased for the six months ended June 30, 2006 from the comparable prior year period which is primarily due to decreases in our advanced data capture, mobile computing and wireless infrastructure product offerings, partially offset by an increase in our customer service offerings. Americas International revenue increased for the six months ended June 30, 2006 from the comparable prior year period primarily due to growth in advanced data capture and wireless infrastructure product offerings, partially offset by a decrease in our mobile computing product offerings. The United States, EMEA, Asia Pacific and Americas International represent approximately 57.6, 28.2, 6.7 and 7.5 percent of revenue, respectively, for the six months ended June 30, 2006 as compared to 59.2, 26.7, 6.8, and 7.3 percent from the comparable prior year period.

     Product gross profit was 46.9 percent and 48.4 percent for the three and six months ended June 30, 2006, an increase from 45.2 percent and 46.9 percent, respectively, for the comparable prior year periods. The increase for the three months ended June 30, 2006 compared to the comparable prior year period is primarily attributable to lower restructuring costs, efficiencies gained from the Company's restructuring efforts, favorability in foreign currency exchanges partially offset by the expensing of stock options. The increase for the six months ended June 30, 2006 compared to the comparable prior year period is primarily attributable to lower restructuring costs, efficiencies gained from the Company's restructuring efforts, increase in royalty revenue as a result of the Metrologic settlement in the first quarter of 2006, and favorability in foreign currency exchanges partially offset by the expensing of stock options.

     Service gross profit for the three and six months ended June 30, 2006 was
33.2 percent and 33.0 percent, respectively, an increase from 9.3 percent and
17.8 percent, respectively, from the comparable prior year periods. The increase in service gross profit was mainly attributed to lower restructuring costs in 2006 and operational efficiencies gained during the Company's restructuring initiated during 2005.

OPERATING EXPENSES

     The June 2005 corporate restructuring has significantly reduced the Company's operating expenses as well as realigned resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. Accordingly, total operating expenses of $158,215 decreased 19.1 percent for the three months ended June 30, 2006 from the comparable prior year period and total operating expenses of $324,398 for the six months ended June 30, 2006 decreased 13.9 percent from $376,905 for the comparable prior year period.

     Operating expenses consist of the following for the three and six months ended June 30:

                             THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                  JUNE 30,                                           JUNE 30,
                           ---------------------   VARIANCE IN   VARIANCE IN   -------------------   VARIANCE IN    VARIANCE IN
                             2006          2005      DOLLARS       PERCENT       2006       2005       DOLLARS        PERCENT
                           ----------   --------   -----------   -----------   --------   --------   -----------   ------------
Engineering .............   $ 37,600    $ 39,574    $ (1,974)       (5.0)%     $ 74,344   $ 81,926    $ (7,582)       (9.3)%
Selling, general and
   administrative .......    121,947     135,517     (13,570)      (10.0)       250,398    274,523     (24,125)       (8.8)
Restructuring charges ...         43      22,230     (22,187)      (99.8)           662     22,109     (21,447)      (97.0)
Asset impairments .......        457       5,433      (4,976)      (91.6)         1,826      5,433      (3,607)      (66.4)
Adjustments related to
   legal settlements ....     (1,832)     (7,086)      5,254       (74.1)        (2,832)    (7,086)      4,254       (60.0)
                            --------    --------    --------       -----       --------   --------    --------       -----
                            $158,215    $195,668    $(37,453)      (19.1)%     $324,398   $376,905    $(52,507)      (13.9)%
                            ========    ========    ========       =====       ========   ========    ========       =====

     Engineering expenses for the three months ended June 30, 2006 decreased as compared to the comparable prior year period primarily due to decreased consulting costs, representing approximately $2,100, partially offset by the expensing of stock options upon adoption of SFAS 123(R), representing $950. Engineering expenses for the six months ended June 30, 2006 decreased as compared to the comparable prior year period primarily due to decreased consulting costs, representing approximately $5,400, as well as a reduction in compensation costs and related benefits, representing approximately $3,400, partially offset by the expensing of stock options upon adoption of SFAS 123(R), representing approximately $1,700.

     Selling, general and administrative expenses for the three months ended June 30, 2006 decreased primarily due to decreased costs associated with the defense of former Symbol associates, representing approximately $5,500, reduced compensation costs and related benefits, representing approximately $5,000, and decreased use of consulting services within all general and administrative areas, representing approximately $4,800. These decreases were partially offset by the expensing of stock options upon adoption of SFAS 123(R), representing approximately $2,300. Selling, general and administrative expenses for the six months ended June 30, 2006 decreased primarily due to decreased use of consulting services within all general and administrative areas, representing approximately $14,500, reduced compensation costs and related benefits, representing approximately $10,200, and decreased costs associated with the defense of former Symbol associates, representing approximately $1,800. These decreases were partially offset by the expensing of stock options upon adoption of SFAS 123(R), representing approximately $4,600 and payments associated with executive departures, representing approximately $3,500.

     Restructuring and asset impairment charges for the three and six months ended June 30, 2006 and the comparable prior year period primarily relate to the 2005 corporate restructuring, which commenced in the second quarter of 2005 and was completed in the second quarter of 2006.

     Included in operating expenses for the three months ended June 30, 2006 is the release of $1,832 of a previously recorded legal reserve related to the Smart Media litigation. The Company released this legal contingency when the time for seeking certiorari with the United States Supreme Court passed and the decision of the Ohio Court of Appeals was final and nonappealable. Operating expenses for the six months ended June 30, 2006 includes both the reversal of the legal contingency related to the Smart Media litigation as well as additional proceeds received in the first quarter of 2006 from PricewaterhouseCoopers LLP ("PWC") in connection with a legal dispute between Telxon and PWC settled in 2005, representing approximately $1,000. Included in operating expenses for the six months ended June 30, 2005 is a $7,086 benefit for the reduction of previously recorded estimates of legal settlements related to the class action settlement.

OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following:

                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                      JUNE 30,                           JUNE 30,
                                -------------------   VARIANCE IN   -----------------   VARIANCE IN
                                  2006       2005       DOLLARS       2006      2005      DOLLARS
                                --------   -------    -----------   -------   -------   -----------
Cisco SAILS (a) .............    $    --   $ 1,871      $(1,871)    $    --   $(1,605)     $1,605
Interest Expense (b) ........     (2,351)   (3,842)       1,491      (4,200)   (7,975)      3,775
Interest Income .............      1,906     1,049          857       3,196     2,079       1,117
Interest Income from legal
   settlement (c) ...........         --        --           --       4,013        --       4,013
Other .......................       (805)      (46)        (759)       (805)      (37)       (768)
                                 -------   -------      -------     -------   -------      ------
                                 $(1,250)  $  (968)     $  (282)    $ 2,204   $(7,538)     $9,742
                                 =======   =======      =======     =======   =======      ======

(a)  The Company settled its Cisco SAILS transaction on July 19, 2005.

(b) The reduction of interest expense during the three and six months ended June 30, 2006 is primarily attributable to the reduction of the Company's short and long-term debt balances outstanding.

(c)  Represents interest income from the Metrologic settlement.

PROVISION FOR INCOME TAXES

     The provision for income taxes represents Federal, foreign, and state and local income taxes. The Company's effective tax rate was 36.9 percent and 37.2 percent for the three and six months ended June 30, 2006. These rates differ from the statutory rate of 35 percent primarily due to the effect of state and local taxes, different tax rates in foreign jurisdictions, and certain non-deductible expenses.

     The Company's effective tax rate was (5.1) percent and 26.1 percent for the three and six months ended June 30, 2005, respectively. This differs from the statutory rate of 35 percent primarily due to benefits attributable to nonrecurring refunds and settlements relating to foreign and domestic tax issues, the receipt of favorable rulings from tax authorities, and benefits from the repatriation of foreign earnings; offset by charges related to changes in U.S. state income tax laws and the impact of research credit benefits on the annual effective tax rate forecast.

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

     The Company's 2006 effective tax rate does not include the benefits from research credits, which were previously available due to the credit's expiration on December 31, 2005. Legislation to retroactively reinstate the credit is currently pending in Congress. If enacted, the benefits from research credits will be included in the determination of the effective tax rate in the period in which enabling legislation is enacted and thereafter.

     In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." Entities can choose to follow either the transitional guidance of SFAS 123(R) or the alternative transition method described in FSP No. FAS 123(R)-3. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the pre-adoption realized excess income tax benefits attributable to stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the realized excess income tax benefits from tax deductible amounts of employee stock-based compensation arising in certain periods prior to adoption of SFAS 123(R), and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of vested or partially vested employee-stock based compensation awards that are outstanding upon adoption of SFAS 123(R).

     In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     The following table summarizes the results of the Company's Condensed Consolidated Statements of Cash Flows for the six months ended June 30:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          -------------------   VARIANCE IN
                                                            2006       2005       DOLLARS
                                                          --------   --------   -----------
Net cash provided by (used in):
   Operating activities ...............................   $114,313   $ 45,072     $ 69,241
   Investing activities ...............................     35,070    (52,306)      87,376
   Financing activities ...............................    (34,612)   (64,654)      30,042
   Effect of exchange rate changes on cash and
      cash equivalents ................................      3,260     (9,597)      12,857
                                                          --------   --------     --------
Net increase (decrease) in cash and cash equivalents ..    118,031    (81,485)     199,516
Cash and cash equivalents, beginning of period ........    139,123    217,641      (78,518)
                                                          --------   --------     --------
Cash and cash equivalents, end of period (a) ..........   $257,154   $136,156     $120,998
                                                          ========   ========     ========

(a) Does not include restricted cash at June 30, 2006 and 2005 of $1,043 and $51,960, respectively. The restricted cash balance as of June 30, 2006 and 2005 is comprised of $1,043 and $1,008, respectively, which is an interest-bearing letter of credit pledged as a supplier bond. The balance as of June 30, 2005 also included $50,952 that was serving as security for the trial court judgment against Telxon and Symbol for Telxon vs. Smart Media of Delaware, Inc. The security deposit, plus interest was returned to Symbol on May 11, 2006.

     Net cash provided by operating activities during the six months ended June 30, 2006 was $114,313 as compared to $45,072 for the same period last year. Net cash provided by operating activities increased $69,241 during the six months ended June 30, 2006 as compared to the comparable prior year period primarily due to increased net income of $64,951, an increase in deferred tax provision of $32,569, increased cash used in accounts receivable growth of $30,432, increased deferred revenue and other liabilities of $29,935 and proceeds from Symbolease of $14,086, partially offset by inventory growth of $35,349 in 2006 compared to a reduction of $29,421 in 2005.

     Net cash provided by investing activities for the six months ended June 30, 2006 was $35,070 as compared to net cash used in investing activities of $52,306 for the same period last year. The increase in cash provided by investing activities of $87,376 during the six months ended June 30, 2006, when compared to the same period last year, was primarily due to the return of the $50,000 deposit, plus interest, serving as security for the trial court judgment against Telxon and Symbol for Telxon vs. Smart Media of Delaware, Inc. and a decrease in capital expenditures of $37,066.

     Net cash used in financing activities during the six months ended June 30, 2006 was $34,612 as compared to $64,654 during the same period last year. The $30,042 decrease in cash used in financing activities during the six months ended June 30, 2006 primarily relates to smaller debt repayments, representing $32,490.

     The following table presents selected key performance measurements we use to monitor our business for the three months ended June 30, 2006 and December 31, 2005:

                                  JUNE 30,   DECEMBER 31,
                                    2006         2005
                                  --------   ------------
Days sales outstanding (DSO) ..      44            44
Inventory turnover ............     4.8           5.3

     At June 30, 2006, receivables were $218,123, an increase of $5,103 from $213,020 as of December 31, 2005, primarily due to the timing of revenue deferrals related to the Company's distributors and the timing of cash receipts. Our days sales outstanding at June 30, 2006 were 44 days, consistent with 44 days at December 31, 2005.

     Our inventory turns decreased to 4.8 from 5.3 for the three months ended June 30, 2006 as compared to December 31, 2005. The decrease in inventory turns is attributable to increased inventory resulting from both the effects of the Company's new product launch as well as increased inventory stocking levels due to the Company's compliance with the European Union's RoHS Directive.

OTHER LIQUIDITY MEASURES

     Other measures of our liquidity including the following:

                                                                                              JUNE 30,   DECEMBER 31,
                                                                                                2006         2005
                                                                                              --------   ------------
Working capital (current assets minus current liabilities) ................................   $431,432     $232,286
Current ratio (current assets to current liabilities) .....................................      1.9:1        1.5:1
Long-term debt to capital (long-term debt as a percentage of long-term debt plus equity) ..        1.7%         3.6%

     Current assets as of June 30, 2006 increased by $167,375 from December 31, 2005, principally due to an increase in cash, inventory and deferred income taxes. Cash increased $118,031 primarily due to positive operating results, which includes the sale of assets held by Symbolease and the royalty and interest payments from Metrologic, as well as the return of the deposit related to the Smart media litigation. Inventories increased $24,898 primarily due to both the effects of the Company's new product launch as well as increased inventory stocking levels due to the Company's compliance with the European Union's RoHS Directive. Deferred income taxes increased $14,432 due to a reclassification of deferred assets from long-term to short-term based on our forecasts of tax attribute utilization. Current liabilities as of June 30, 2006 decreased $31,771 from December 31, 2005 primarily due to a $28,426 decrease in accounts payable and accrued expenses combined with the pay down of our short-term credit facility.

EXISTING INDEBTEDNESS

     At June 30, 2006 and December 31, 2005, our short-term financing and long-term debt outstanding, excluding current maturities, was as follows:

                                                JUNE 30,   DECEMBER 31,
                                                  2006         2005
                                                --------   ------------
Senior Secured Term Loan Facility(a) .........   $66,666     $ 88,889
Senior Secured Revolving Credit Facility(a) ..        --       10,000
Secured installment loan(b) ..................        --        3,456
Other ........................................        --           10
                                                 -------     --------
   Total debt ................................    66,666      102,355
Less: current maturities .....................    44,444       57,901
                                                 -------     --------
Long-term debt ...............................   $22,222     $ 44,454
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

     In the first quarter of 2006, the revolving credit facility has been paid in full. The term loan facility is payable at approximately $11,111 per quarter, which commenced on December 15, 2005 and matures on December 30, 2007. The revolving credit facility matures on December 30, 2009. The interest rate on the credit facility is the greater of (i) the prime rate and (ii) the federal funds rate plus 0.5%, plus in both cases, the applicable margin for U.S.-based loans. For Eurodollar-based loans, the rate is adjusted LIBOR (defined as LIBOR multiplied by the statutory reserve rate) plus the applicable margin. The applicable margin is based upon our leverage ratio (defined as the ratio of our total indebtedness to our consolidated EBITDA for the period of the most recent four fiscal quarters) plus 0.25% to 1.00% for U.S.-based loans and 1.25% to 2% for Eurodollar-based loans. For Eurodollar-based borrowing, we may elect interest periods of 1, 2, 3 or 6 months (or, to the extent made available by the applicable lenders, 12 months). As of June 30,

2006, the interest rate on our outstanding term loan is 6.63%. As of June 30, 2006, the Company has $143,381 available on the revolving credit facility, which reflects letters of credit outstanding as of June 30, 2006 of $6,619.

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

     Our credit facility contains financial covenants that (a) restrict our total leverage ratio (debt to adjusted EBITDA) to a ratio no greater than 2.5 times total debt at any time, (b) require that we maintain the maximum senior leverage ratio to 2.0 to 1.0 (after January 1, 2006, the maximum senior leverage ratio requirement would become 1.75x if, at any time, total leverage exceeds 2.0x), (c) require that we maintain minimum fixed charge coverage ratio of 1.5x and (d) minimum unrestricted domestic cash requirement of $25,000 at all times prior to September 30, 2005 and $50,000 at all times thereafter. We were in compliance with all financial covenants as of June 30, 2006.

     The Company's Board of Directors has authorized the Company's management, at its discretion, to prepay the current outstanding principal balance of $66,666 on its existing term facility. Symbol is currently in advanced discussions with its banking group to enter into a new credit facility that is expected to provide more favorable terms and greater financial flexibility for the Company, including the ability to fully repurchase shares in accordance with the repurchase program. Until such time that management decides to prepay the term loan, the Company will continue to classify as long-term amounts not maturing within a year.

     b. On March 31, 2004, we entered into a purchase money secured installment loan with a bank for $13,825. This loan was paid in full in the first quarter of 2006.

CONTRACTUAL CASH OBLIGATIONS

     As of June 30, 2006, there have not been any material changes in Symbol's contractual obligations as presented in its Annual Report on Form 10-K for the year ended December 31, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

     Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Common Stock

     The following table contains information with respect to purchases made by or on behalf of Symbol or any "affiliated purchaser" (as defined in Rule 10b-18(a) (3) under the Exchange Act), of our common stock during our second quarter ended June 30, 2006:

                                                 AVERAGE
                               TOTAL NUMBER       PRICE
                                 OF SHARES        PAID
PERIOD                         PURCHASED(1)   PER SHARE(2)
------                         ------------   ------------
April 1 -- April 30, 2006 ..          --         $   --
May 1-- May 31, 2006 .......      44,870          11.60
June 1 -- June 30, 2006 ....          --             --
                                  ------         ------
Total ......................      44,870         $11.60
                                  ======         ======

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

     On August 1, 2006, Symbol announced that the Board of Directors had authorized a share repurchase program. As of today's date, Symbol has not repurchased any shares of common stock pursuant to that program.

     On May 5, 2006, Symbol purchased 61,000 shares of Symbol common stock in the open market in order to satisfy its obligations under its 1997 Employee Stock Purchase Plan. The average price paid was $12.5113 per share at a total cost of $763,189 (including brokerage commissions).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Symbol held its Annual Meeting of Stockholders on May 1, 2006. At that meeting, stockholders elected six individuals as directors of the Company for terms that will expire at the Annual Meeting to be held in 2007. In addition, stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal year 2006. The individuals elected and the results of the voting are as follows:

Proposal 1 -- Election of Directors

                      VOTES FOR    VOTES WITHHELD
                     -----------   --------------
Robert J. Chrenc     220,077,948      6,345,005
Salvatore Iannuzzi   219,892,411      6,530,542
J. Michael Lawrie    220,088,611      6,334,342
George Samenuk       220,099,058      6,323,895
Timothy T. Yates     218,779,770      7,643,183
Melvin A. Yellin     222,337,375      4,085,578

Proposal 2 -- Ratification of the appointment of Ernst & Young LLP as independent auditors for fiscal year 2006

VOTES FOR          VOTES AGAINST   VOTES WITHHELD
---------          -------------   --------------
224,676,480           478,461         1,268,012

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

                                        SYMBOL TECHNOLOGIES, INC.


Dated: August 2, 2006                   By: /s/ Salvatore Iannuzzi
                                            ------------------------------------
                                            Salvatore Iannuzzi
                                            President, Chief Executive Officer
                                            and Director
                                            (principal executive officer)


Dated: August 2, 2006                   By: /s/ Timothy T. Yates
                                            ------------------------------------
                                            Timothy T. Yates
                                            Senior Vice President, Chief
                                            Financial Officer and Director
                                            (principal financial officer)


Dated: August 2, 2006                   By: /s/ James M. Langrock
                                            ------------------------------------
                                            James M. Langrock
                                            Vice President - Chief Accounting
                                            Officer and Corporate Controller
                                            (principal accounting officer)