Form 10-Q
period 2006-09-30
SYMBOL TECHNOLOGIES INC
filed 2006-10-31
CIK 278352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
     The number of shares outstanding of the registrant’s classes of common stock, as of October 27, 2006, was as follows:

CLASS	NUMBER OF SHARES

Common Stock, par value $0.01	254,738,446
DOCUMENTS INCORPORATED BY REFERENCE: NONE.

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
ASSETS
Cash and cash equivalents	$279,863	$139,123
Accounts receivable, less allowance for doubtful accounts of $7,721 and $8,469, respectively	213,147	213,020
Inventories	204,165	182,201
Deferred income taxes	189,669	172,539
Other current assets	29,588	22,836

Total current assets	916,432	729,719
Property, plant and equipment, net	206,099	240,238
Deferred income taxes	160,656	215,918
Goodwill	500,423	499,065
Intangible assets, net	50,249	38,516
Restricted cash	1,055	52,843
Other assets	26,825	40,006

Total assets	$1,861,739	$1,816,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$360,734	$362,087
Short-term credit facility	—	10,000
Current portion of long-term debt	—	47,901
Deferred revenue	74,200	57,355
Income taxes payable	7,935	10,737
Accrued restructuring expenses	5,036	9,353

Total current liabilities	447,905	497,433
Long-term debt, less current maturities	—	44,454
Deferred revenue	71,268	43,131
Other liabilities	24,374	24,037
Contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; authorized 10,000 shares, none issued or outstanding	—	—
Series A Junior Participating preferred stock, par value $1.00; authorized 500 shares, none issued or outstanding	—	—
Common stock, par value $0.01; authorized 600,000 shares; issued 284,438 shares and 282,390 shares, respectively	2,844	2,824
Additional paid-in capital	1,611,307	1,592,178
Accumulated other comprehensive income, net	10,321	4,338
Deferred compensation	—	(10,635)
Accumulated deficit	(7,858)	(85,255)

	1,616,614	1,503,450

LESS:
Treasury stock, at cost 29,977 shares and 29,818 shares, respectively	(298,422)	(296,200)

Total stockholders’ equity	1,318,192	1,207,250

Total liabilities and stockholders’ equity	$1,861,739	$1,816,305

See notes to condensed consolidated financial statements.

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
REVENUE:
Product	$384,923	$371,386	$1,138,464	$1,111,281
Services	73,307	70,087	217,736	215,439

	458,230	441,473	1,356,200	1,326,720

COST OF REVENUE:
Product cost of revenue (Including stock-based compensation expense of $251 and $678) (1)	204,121	192,025	592,584	582,344
Services cost of revenue (Including stock-based compensation expense of $302 and $802) (1)	48,022	48,057	144,271	153,984
Restructuring charges	—	415	946	10,062
Asset impairments	—	1,870	—	8,025

	252,143	242,367	737,801	754,415

GROSS PROFIT	206,087	199,106	618,399	572,305

OPERATING EXPENSES:
Engineering (Including stock-based compensation expense of $969 and $2,683) (1)	38,488	38,768	112,833	120,693
Selling, general and administrative (Including stock-based compensation expense of $2,590 and $7,146) (1)	123,251	131,452	373,649	405,975
Restructuring charges	—	3,028	662	25,137
Asset impairments	—	1,907	1,826	7,340
Adjustments related to legal settlements	—	(5,492)	(2,832)	(12,578)
Merger-related costs (see Note 1)	5,673	—	5,673	—

	167,412	169,663	491,811	546,567
Income from operations	38,675	29,443	126,588	25,738
Termination of SAILS contract	—	(10,619)	—	(10,619)
Other (expense) income, net	(987)	(1,535)	1,218	(9,073)

Income before income taxes	37,688	17,289	127,806	6,046
Provision for (benefit from) income taxes	14,393	629	47,874	(2,302)

NET INCOME	$23,295	$16,660	$79,932	$8,348

EARNINGS PER SHARE:
Basic and diluted	$0.09	$0.07	$0.32	$0.03

CASH DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.01	$0.01	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	252,586	250,116	252,188	249,556
Diluted	253,474	250,392	253,074	251,168

(1)	Related to the expensing of stock options in accordance with the implementation of SFAS 123(R), “Share-Based Payment” for the three and nine months ended September 30, 2006, respectively.
See notes to condensed consolidated financial statements.

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,932	$8,348
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization of property, plant and equipment	42,488	39,448
Other amortization	10,056	13,289
Provision for losses on accounts receivable	1,906	2,173
Inventory write-downs	17,545	6,678
Deferred income tax provision (benefit)	41,921	(1,748)
Non-cash stock-based compensation expense	16,010	2,672
Write-off of deferred financing costs	750	916
Non-cash restructuring, asset impairment and other charges	2,138	17,808
Loss on disposal of property, plant and equipment and other assets	27	218
Unrealized holding loss on marketable securities	—	791
Change in fair value of derivative	—	(1,397)
Tax benefit on exercise of stock options	—	2,833
Excess tax benefit from exercise of stock options	(2,737)	—
Proceeds from sale of lease receivables and residuals	14,086	—
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	1,470	(33,983)
Inventories	(38,236)	33,735
Other assets	(5,807)	(5,886)
Accounts payable and accrued expenses	(3,486)	(11,863)
Accrued restructuring expenses	(4,134)	3,011
Deferred revenue	37,409	24,187
Other liabilities	335	(14,696)

Net cash provided by operating activities	211,673	86,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	2,941	482
Purchases of property, plant and equipment	(16,709)	(60,032)
Investments in intangible and other assets	(14,158)	(5,172)
Release of and interest earned on restricted cash	51,788	(994)

Net cash provided by (used in) investing activities	23,862	(65,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt and other financing activities	(102,355)	(86,401)
Proceeds from exercise of stock options and warrants	9,136	15,859
Excess tax benefit from exercise of stock options	2,737	—
Purchase of treasury shares	(3,305)	(1,442)
Dividends paid	(2,535)	(2,427)

Net cash used in financing activities	(96,322)	(74,411)
Effects of exchange rate changes on cash and cash equivalents	1,527	(8,209)

Net increase (decrease) in cash and cash equivalents	140,740	(61,802)
Cash and cash equivalents, beginning of period	139,123	217,641

Cash and cash equivalents, end of period	$279,863	$155,839

See notes to condensed consolidated financial statements.

SYMBOL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2006 AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Overview
     Symbol Technologies, Inc., The Enterprise Mobility Company(TM), and its subsidiaries deliver products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, radio frequency identification (“RFID”) technology, mobile computing platforms, wireless infrastructure, mobility software and world-class services programs.
     The Condensed Consolidated Financial Statements include the accounts of Symbol Technologies, Inc. and its wholly-owned subsidiaries. References herein to “Symbol” or “we” or “our” or “us” or the “Company” refer to Symbol Technologies, Inc. and its subsidiaries unless the context specifically requires otherwise. The Condensed Consolidated Financial Statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission” or “SEC”).
     In our opinion, the Condensed Consolidated Financial Statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly our financial position as of September 30, 2006, and the results of our operations and cash flows for the three and nine months ended September 30, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and in accordance with the instructions to Form 10-Q of the Commission. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Reclassifications
     Certain reclassifications were made to previously disclosed amounts to conform to current presentations.
Merger Agreement with Motorola, Inc.
     On September 18, 2006, Symbol entered into an Agreement and Plan of Merger (“Merger Agreement”) among the Company, Motorola, Inc. (“Motorola”) and Motorola GTG Subsidiary I Corp. (“Sub”), a wholly-owned subsidiary of Motorola, pursuant to which it is proposed that Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Motorola (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock of the Company issued and outstanding immediately prior to the effective time will be converted into the right to receive $15.00 in cash, without interest, for a total value of approximately $3.9 billion. The transaction is subject to customary regulatory approval and the approval of Symbol’s stockholders and is expected to close in late 2006 or early 2007. The Merger has been approved by the Company’s Board of Directors. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company may be required to pay Motorola a termination fee of $110,000, plus reasonable expenses incurred by Motorola relating to the Merger Agreement, up to an aggregate amount of $20,000.
     In accordance with the Company’s change of control policy, immediately prior to the effective time of the Merger, all unvested equity awards will vest. On October 30, 2006, the Company and Motorola executed an amendment to the Merger Agreement, pursuant to which all outstanding options will be cancelled at the effective time of the Merger in exchange for which such holders will receive the right to receive a cash payment for each option equal to the product of (i) the number of shares underlying such option, whether vested or unvested; multiplied by (ii) the excess of the $15.00 per share merger consideration over the exercise price per share of such option. The cash payment will be reduced by applicable withholding taxes.
     In July 2005, the Company retained an investment banking firm to, among other things, review and analyze the Company’s business, financial condition and prospects, assist with the evaluation of indications of interest or offers from potential acquirers, and advise and assist the Company in evaluating various plans, strategies and alternative transactions. To date, the Company has incurred a non-refundable fee of $5,000, which has been recorded as a component of operating expenses in the Company’s Condensed Consolidated Income Statements for the three and nine months ended September 30, 2006. At the effective time of the Merger, the Company will owe the investment banking firm additional fees of approximately $14,000. Additionally, the Company incurred $673 in legal fees in the third quarter of 2006 relating to the

Merger, which has also been recorded as a component of operating expenses in the Company’s Condensed Consolidated Income Statements for the three and nine months ended September 30, 2006.
     Under the Merger Agreement, the Company has agreed that, prior to the effective time of the Merger (unless Motorola provides written consent, which may not be reasonably withheld, and subject to certain exceptions), the Company will carry on business in the ordinary and usual course and the Company will use commercially reasonable efforts to preserve the Company’s business organizations and maintain relations and goodwill with customers, suppliers, distributors, strategic partners, creditors, lessors, employees and business associates. Additionally, the Company has agreed, subject to certain exceptions, to specified restrictive covenants which limit the Company’s ability to perform specified activities without Motorola’s prior written consent.
Share Repurchase Program
     In August 2006, the Company announced that its Board of Directors has authorized the Company to repurchase up to $200,000 of its outstanding shares. Under the repurchase program, Symbol may repurchase shares from time to time, when market and business conditions are deemed favorable, for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase program may be suspended or discontinued at any time, at the Company’s discretion. As a result of the Merger with Motorola, the share repurchase program is currently suspended (there have been no repurchases to date). In the event the Merger does not become effective, the program may be resumed.
Release of Smart Media Security Deposit
     In May 2006, the Summit County Court of Common Pleas in Ohio issued an order to release approximately $52,590, representing a security deposit, plus interest, that was held by the Summit County Clerk related to a bond serving as security for the trial court judgment against Telxon Corporation (“Telxon”) and Symbol for the Smart Media litigation. On September 21, 2005, the Ohio Court of Appeals for the Ninth District reversed the judgment of the trial court against Symbol and Telxon. The decision set aside the trial court’s previous judgment, rendered on May 6, 2004. The plaintiffs appealed the Court of Appeals decision to the Ohio Supreme Court and on February 22, 2006, the Ohio Supreme Court declined to review the appeal. On April 12, 2006, the Ohio Supreme Court denied the motions for reconsideration. On May 11, 2006, the deposit was returned to the Company. The time for seeking certiorari in the United States Supreme Court passed, and the decision of the Ohio Court of Appeals is final and nonappealable. As a result of the settlement of this matter, in the second quarter of 2006, the Company released $1,832 of a previously recorded legal reserve established in fiscal 2000 related to the Smart Media litigation.
Court Order for Payments of Royalties and Interest
     In March 2006, the U.S. District Court ordered Metrologic Instruments, Inc. (“Metrologic”) to pay Symbol $14,882 in past due royalties and interest relating to handheld bar code and scanning products. The payment was received in March 2006 and the Company recorded $10,869 of royalty revenue (included in product revenue) and $4,013 of interest income in the first quarter of 2006. Additionally, on June 26, 2006, the U.S. District Court ruled that Symbol must make scheduled payments relating to a license agreement with Metrologic which amounts to $2,657 of past royalties and interest. The Company accrued for these past royalties and interest in the second quarter of 2006, which were paid in the third quarter of 2006.
Sale of Lease Receivables and Residuals
     In March 2006, the Company sold the majority of the assets held by Symbolease, Inc. (“Symbolease”), a wholly-owned subsidiary of the Company. Included in the assets sold were the gross lease receivables and the remaining residual values of leased equipment. The Company surrendered complete control over the assets and accordingly, the transaction was accounted for as a sale in accordance with Statement of Financial Accounting Standards (“SFAS”) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The net cash proceeds received in March 2006 were $14,086 and the Company recorded a loss on the sale of $549 which was included as a restructuring charge within operating expenses in the first quarter of 2006.
Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for our employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Under APB No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant. Except in connection with certain restricted stock awards, no stock based compensation expense has been recognized for the fixed portion of our plans through December 31, 2005; however, historically certain stock-based compensation expenses were recognized through our operating results related to options of certain current and former associates. Additionally, in periods prior to January 1, 2006, we followed the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS 123 had been applied to these transactions.
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis following adoption. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods.
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes for the three and nine months ended September 30, 2006 is $4,112 and $11,309 lower, respectively, and net income for the three and nine months ended September 30, 2006 is $2,599 and $7,147 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three and nine months ended September 30, 2006 were reduced by $0.01 per share and $0.03 per share, respectively, as a result of adopting SFAS 123(R). Additionally, SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the nine months ended September 30, 2006, this new treatment resulted in cash flows from financing activities of $2,737 which reduced cash flows from operating activities by the same amount on a comparative basis.
Management Estimates
     The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     With the adoption of SFAS 123(R) on January 1, 2006, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The Company uses an expected stock-price volatility assumption that is primarily based on historical realized volatility of the underlying stock during a period of time. For stock option grants issued during the nine months ended September 30, 2006, the Company used a weighted-average expected stock-price volatility of 41.8%. With regard to the weighted-average option life assumption, the Company evaluates the exercise behavior of past grants as a basis to predict future activity. For stock option grants issued during the nine months ended September 30, 2006, the Company used a weighted-average expected option life assumption of 4.9 years.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on the consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on the consolidated financial statements.
Restricted Cash
     Restricted cash at September 30, 2006 of $1,055 represents an interest-bearing letter of credit pledged as a supplier bond, which is classified as a long-term asset. Interest income earned from this investment is recognized by the Company. Restricted cash at December 31, 2005 of $52,843 represented both the Smart Media security deposit, amounting to $51,819, as well as the above referenced interest-bearing letter of credit pledged as a supplier bond, amounting to $1,024.
Supplemental Cash Flow Information
     Supplemental information with respect to the Company’s Condensed Consolidated Statements of Cash Flows is as follows:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
Interest paid	$6,451	$8,378
Income taxes paid, net	$8,511	$1,600
Non-cash settlement (See Note 4)	$6,500	$—
     In August 2005, we tendered 7,706.6 shares for distribution to the class in the Pinkowitz, Hoyle and Salerno class action lawsuits, the impact of which was a $88,734 increase in additional paid in capital and common stock and a corresponding decrease in accrued expenses as of September 30, 2005.
2. INVENTORIES

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
Raw materials	$42,990	$28,388
Work-in-process	30,117	31,238
Finished goods	131,058	122,575

	$204,165	$182,201

     The amounts shown above include inventory accounted for as consigned of $62,262 and $46,680 as of September 30, 2006 and December 31, 2005, respectively.
3. PROPERTY, PLANT AND EQUIPMENT

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
Land	$7,190	$7,200
Buildings and improvements	64,775	64,494
Machinery and equipment	165,769	160,585
Furniture, fixtures and office equipment	44,148	42,317
Computer hardware and software	245,562	252,848
Leasehold improvements	24,505	20,285
Transportation	—	4,250

	551,949	551,979
Less: Accumulated depreciation and amortization	(345,850)	(311,741)

	$206,099	$240,238

     Property, plant and equipment as of September 30, 2006 reflects asset impairment charges of $1,826 related to certain capitalized software which was abandoned in the second quarter of 2006.

4. GOODWILL AND INTANGIBLE ASSETS
     The change in the carrying amount of goodwill for the nine months ended September 30, 2006 is as follows:

Balance as of December 31, 2005	$499,065
Translation adjustments	1,358

Balance as of September 30, 2006	$500,423

     Other than goodwill, finite life intangible assets, all of which are subject to amortization, consist of the following:

	SEPTEMBER 30, 2006			DECEMBER 31, 2005
	GROSS	ACCUMULATED	TOTAL NET	GROSS	ACCUMULATED	TOTAL NET
	AMOUNT	AMORTIZATION	BOOK VALUE	AMOUNT	AMORTIZATION	BOOK VALUE
Patents, trademarks and tradenames	$67,492	$(29,505)	$37,987	$47,334	$(24,993)	$22,341
Purchased technology	30,800	(21,358)	9,442	30,300	(17,750)	12,550
Other	8,900	(6,080)	2,820	8,900	(5,275)	3,625

	$107,192	$(56,943)	$50,249	$86,534	$(48,018)	$38,516

     Included in patents, trademarks, and tradenames at September 30, 2006 are $6,500 of patents, based on a third party valuation, which were assigned to the Company from Terabeam, Inc. in connection with our settlement and license agreement completed in February of 2006. The amortization expense for all intangibles for the three months ended September 30, 2006 and 2005 amounted to $3,233 and $5,364, respectively. The amortization expense for the nine months ended September 30, 2006 and 2005 amounted to $8,925 and $11,886 , respectively.
     Estimated amortization expense for the above intangible assets, assuming no additions or write-offs, for the three months ended December 31, 2006 and for each of the subsequent years ending December 31 is as follows:

2006 (three months)	$3,604
2007	13,987
2008	12,288
2009	7,704
2010	6,099
Thereafter	6,567

$50,249

5. EARNINGS PER SHARE AND DIVIDENDS
     Basic earnings per share are computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock and common stock equivalents outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which in the current period includes consideration of stock-based compensation required by SFAS 123(R). The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Numerator:
Income applicable to common shares for basic and diluted calculation	$23,295	$16,660	$79,932	$8,348

Effect of dilutive securities:
Weighted-average common shares	252,586	250,116	252,188	249,556
Effect of dilutive securities:
Stock options and restricted stock	888	276	886	1,612

Denominator for diluted calculation	253,474	250,392	253,074	251,168

     The calculation of diluted earnings per share excludes all anti-dilutive shares or equivalents. For the three months ended September 30, 2006 and 2005, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 24,521 and 22,194 shares or equivalents, respectively. For the nine months ended September 30, 2006 and 2005, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 24,478 and 19,473 shares or equivalents, respectively.
     On February 27, 2006, Symbol’s Board of Directors approved a $0.01 per share semi-annual cash dividend, which amounted to $2,535 and was paid on April 14, 2006 to shareholders of record as of March 31, 2006. There have been no additional dividends declared in 2006 due to the Merger with Motorola.
6. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Net income	$23,295	$16,660	$79,932	$8,348
Other comprehensive income:
Change in unrealized gains and losses on available-for-sale securities, net of tax	(16)	(554)	(130)	(755)
Change in unrealized fair value of derivative instruments, net of tax	—	(813)	1,007	2,050
Translation adjustments, net of tax	(651)	1,473	5,106	(8,949)

Total comprehensive income	$22,628	$16,766	$85,915	$694

7. STOCK PROGRAMS
     The Company maintains the 2004 Equity Incentive Award Plan (the “2004 Equity Plan”) which provides the Company’s Compensation Committee the flexibility to grant various types of equity compensation awards, including stock options (both incentive stock options and non-qualified stock options), restricted stock awards, stock appreciation rights, and other stock-based and performance-based awards. Equity compensation awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The actual types of awards granted and the number and frequency of grants are determined by the Company’s Compensation Committee and are primarily based on competitive practices, operating results of the Company, and government regulations. Prior to the adoption of the 2004 Equity Plan, the Company maintained several stock plans, all of which are now frozen so that no additional awards may be granted under these plans.
     There are a total of 37,841 shares of common stock reserved for issuance under our 2004 Equity Plan and an aggregate of 8,600 shares remain available for grant as of September 30, 2006.
     a. Employee Stock Option Plans
     Stock options granted to date generally vest over a one-to-five year period, expire after 7 or 10 years and have exercise prices equal to the market value of our common stock at the date of grant. Compensation expense attributable to stock options in the three and nine months ended September 30, 2006 was $4,112 ($2,599 after tax) and $11,309 ($7,147 after tax), respectively. As of September 30, 2006, the total unrecognized compensation cost related to unvested stock option awards was $38,326 and the related weighted-average period over which it is expected to be recognized is approximately 3.69 years.
     On August 26, 2005, prior to the adoption of SFAS 123(R), the Company accelerated the vesting of approximately 12,300 “out-of-the-money” stock options held by Company directors, officers and employees with exercise prices of greater than $12.50 per share. The fair market value of the Company’s Class A common stock on August 25, 2005 (the trading date prior to the acceleration) was $8.64. The purpose of the acceleration was to eliminate future compensation expense recognition the Company would otherwise have been required to recognize with respect to these options once SFAS 123(R) was required to be adopted on January 1, 2006 as well as aiding in the retention of Company associates. The future pre-tax compensation expense that was eliminated was approximately $104,000. The acceleration of options did not trigger an expense for accounting purposes, as the stock options had no intrinsic value at the date of acceleration. Additionally, on August 26, 2005, we amended all outstanding option agreements to the extent necessary to provide for the acceleration of vesting of any unvested options immediately prior to the occurrence of a change of control of the Company. The Merger with Motorola, if completed, would constitute a change of control for these purposes.
     Prior to the Company’s adoption of SFAS 123(R), SFAS 123 required that the Company provide pro forma information regarding net income and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” requiring quarterly SFAS 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the vesting period. The following table illustrates the effect on net loss and loss per common share as if the fair value method had been applied to all outstanding awards for the three and nine months ended September 30, 2005:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2005	2005
Net income — as reported	$16,660	$8,348
Stock-based employee compensation expense included in reported net income, net of related tax effects	549	1,642
Less total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects, excluding the August 26, 2005 acceleration of options	(4,749)	(15,430)
Less total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects for the August 26, 2005 acceleration of options	(64,000)	(64,000)

Net loss — pro forma	$(51,540)	$(69,440)

Basic and diluted income (loss) per share:
As reported	$0.07	$0.03
Pro forma	$(0.21)	$(0.28)
     A summary of the Company’s stock option programs as of September 30, 2006 and changes during the three and nine month periods then ended are presented below:

	SHARES UNDER OPTION
			WEIGHTED
			AVERAGE
	OPTION PRICE		EXERCISE
	PER SHARE	SHARES	PRICE
Shares under option as of December 31, 2005	$ 4.93 to $37.11	28,926	$14.49
Granted	$10.94 to $12.40	4,403	$11.16
Exercised	$ 4.93 to $13.05	(685)	$6.89
Cancelled	$ 4.93 to $35.83	(893)	$15.49

Shares under option as of March 31, 2006	$ 5.38 to $37.11	31,751	$14.17
Granted	$10.62	239	$10.62
Exercised	$ 5.38 to $12.37	(206)	$7.92
Cancelled	$ 8.09 to $35.83	(1,639)	$16.19

Shares under option as of June 30, 2006	$ 5.38 to $37.11	30,145	$14.07
Granted	$11.07	308	$11.07
Exercised	$ 5.38 to $14.13	(548)	$8.31
Cancelled	$ 6.92 to $35.83	(1,278)	$14.99

Shares under option as of September 30, 2006	$ 5.38 to $37.11	28,627	$14.11

     The following table summarizes information concerning outstanding and exercisable options as of September 30, 2006:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		WEIGHTED-	WEIGHTED			WEIGHTED
		AVERAGE	AVERAGE	AGGREGATE		AVERAGE	AGGREGATE
RANGE OF	NUMBER	REMAINING	EXERCISE	INTRINSIC	NUMBER	EXERCISE	INTRINSIC
EXERCISE PRICES	OUTSTANDING	LIFE (YEARS)	PRICE	VALUE	EXERCISABLE	PRICE	VALUE
$5.38 - $8.07	633	0.69	$6.86	$5,058	626	$6.85	$5,013
$8.08 - $12.12	13,232	5.86	$10.17	62,044	3,075	$9.17	17,509
$12.13 - $18.20	12,441	5.94	$15.92	5,896	12,033	$16.04	4,890
$18.21 - $27.32	504	4.35	$23.41	—	504	$23.41	—
$27.33 - $37.11	1,817	3.99	$30.32	—	1,817	$30.32	—

	28,627			$72,998	18,055		$27,412

     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $14.86 as of September 29, 2006.

     The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2006 was $4.62 and $4.71, respectively. The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2005 was $4.91 and $7.03, respectively. The total pre-tax intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $2,826 and $7,367, respectively. The total pre-tax intrinsic value of stock options exercised during the three and nine months ended September 30, 2005 was $1,170 and $9,291, respectively.
     The fair value of each option grant was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Risk-free interest rate	4.9%	4.0%	4.6%	3.3%
Expected term (years)	4.9	4.5	4.9	4.5
Expected volatility	40.1%	57.0%	41.8%	59.4%
Dividend yield	0.16%	0.14%	0.16%	0.14%
     b. Restricted Stock
     In May 2004, the Company’s Compensation Committee began granting performance and service vesting restricted stock awards to certain associates and senior executives of the Company pursuant to the 2004 Equity Plan. Such restricted stock awards are intended to align the interests of such associates and senior executives with the interests of Symbol’s stockholders and to support the retention of such associates and senior executives.
     In accordance with the adoption of SFAS 123(R), the Company began estimating forfeitures for unvested restricted stock awards during the first quarter of 2006, which resulted in an immaterial adjustment. Previously, the Company only recognized actual forfeitures as they occurred. Additionally, as required by SFAS 123(R), the Company reclassified the $10,635 unearned compensation balance as of December 31, 2005 related to the restricted stock awards within stockholders’ equity to additional paid-in capital. This reclassification did not have an impact on our Condensed Consolidated Income Statements for the three or nine months ended September 30, 2006.

	EMPLOYEE PORTION		DIRECTOR PORTION		TOTAL
	UNVESTED	FUTURE	UNVESTED	FUTURE	UNVESTED	FUTURE
	RESTRICTED	COMPENSATION	RESTRICTED	COMPENSATION	RESTRICTED	COMPENSATION
	SHARES	EXPENSE	SHARES	EXPENSE	SHARES	EXPENSE
Balance as of December 31, 2005	1,050	$10,635	168	$—	1,218	$10,635
Grants	1,031	10,948	40	424	1,071	11,372
Forfeitures	(462)	(4,743)	—	—	(462)	(4,743)
Compensation Expense	(429)	(4,542)	(108)	(159)	(537)	(4,701)

Balance as of September 30, 2006	1,190	$12,298	100	$265	1,290	$12,563

     Of the 1,031 restricted shares granted in 2006 to certain executives and associates, 670 will vest over 48 months and 361 were vested as of September 25, 2006. The 40 restricted shares granted in 2006 to non-employee directors will vest on January 1, 2007.
     All of the above grants are subject to further acceleration in accordance with the Company’s change of control policy. The Merger with Motorola, if completed, would constitute a change of control for these purposes.
     c. Employee Stock Purchase Plan (“ESPP”)
     Due to the Merger with Motorola, the Company has frozen the ESPP with regard to any new quarterly offering periods commencing on or after September 30, 2006.
8. RESTRUCTURING AND IMPAIRMENT CHARGES
     During the past several years, the Company has implemented a series of restructuring activities relating to various manufacturing, global services, and general and administrative transition initiatives. In the first quarter of 2006, the Company recorded additional net restructuring charges related to these transition initiatives of $429, primarily for additional real estate taxes for abandoned buildings which are currently being subleased. This amount was recorded to product cost of revenue. Included in accrued restructuring as of September 30, 2006 is $1,453 related to these restructuring initiatives, of which $639 is related to workforce reductions and $814 of net lease obligations.
     Corporate Restructuring
     In June 2005, we announced a series of initiatives to reduce costs and improve profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. All initiatives relating to the corporate restructuring were completed by the end of the second quarter of 2006. In total, the Company incurred $69,118 in restructuring charges and asset impairments, which included reducing the Company’s worldwide workforce by approximately 10%, or 532 employees.
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
     Details of the corporate restructuring, excluding asset impairment charges, for the nine months ended September 30, 2006 and remaining balances as of September 30, 2006 are as follows:

		LEASE
	WORKFORCE	OBLIGATION
	REDUCTIONS	COSTS	OTHER	TOTAL
Balance as of December 31, 2005	$4,929	$2,154	$645	$7,728
Provision — cost of revenue	403	—	16	419
Provision — operating expenses	(5)	139	675	809
Foreign Exchange	19	—	(2)	17
Utilization/payments	(2,061)	(1,125)	(937)	(4,123)

Balance as of March 31, 2006	3,285	1,168	397	4,850
Provision — cost of revenue	98	—	—	98
Provision — operating expenses	25	118	(77)	66
Foreign Exchange	13	—	—	13
Utilization/payments	(765)	(103)	35	(833)

Balance as of June 30, 2006	2,656	1,183	355	4,194
Foreign Exchange	11	—	—	11
Utilization/payments	(485)	(103)	(34)	(622)

Balance as of September 30, 2006	$2,182	$1,080	$321	$3,583

     The following represents the charges relating to all restructuring activities, including asset impairment charges, for the three and nine months ended September 30, 2006 for each segment:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2006
Product Segment	$—	$2,917
Service Segment	—	517

	$—	$3,434

9. LONG-TERM DEBT

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
Senior Secured Term Loan Facility(a)	$—	$88,889
Senior Secured Revolving Credit Facility(b)	—	10,000
Secured Installment Loan(c)	—	3,456
Other	—	10

Total debt	—	102,355
Less: Current maturities	—	57,901

	$—	$44,454

a.	On September 1, 2006, the Company used $66,666 from existing cash to pay down the remaining balance of outstanding debt associated with the secured term loan facility. The secured term loan facility was then extinguished. All deferred financing fees associated with the term loan, in the amount of $750, have been expensed as a component of other (expense) income in the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2006.

b.	On September 1, 2006, the Company amended and restated its existing credit agreement (“Amended Credit Agreement”), dated as of December 29, 2004. The Amended Credit Agreement provides the Company with a revolving credit facility in an aggregate principal amount of up to $250,000; including a $25,000 sub-limit available for letters of credit and a $100,000 sub-limit available for borrowings denominated in certain foreign currencies. The Amended Credit Agreement also provides: (a) the Company with the ability to increase the aggregate principal amount of the revolving credit facility by $150,000 to $400,000; (b) that borrowing will accrue interest, at the option of the Company, at the (i) alternative base rate (defined as the greater of the prime rate and the federal funds rate plus 0.5%) or at (ii) adjusted LIBO rate for the interest period in effect for such borrowing plus the applicable margin (the applicable margin , plus .75% to 1%, is based upon our leverage ratio, which is defined as the ratio of our total indebtedness to our consolidated EBITDA for the period of the most recent four fiscal quarters); (c) that the maturity date of the revolving credit facility is September 1, 2011; and (d) that loans made under the revolving credit facility will be used only for general corporate purposes and letters of credit will be issued only to support payment obligations incurred in the ordinary course of business. As of September 30, 2006, the Company has $243,381 available on the revolving credit facility, which reflects letters of credit outstanding as of September 30, 2006 of $6,619.

Our Amended Credit Agreement contains covenants that restrict our ability to make distributions or other payments to our shareholders and creditors unless we satisfy certain financial tests or other criteria. We must also comply with certain specified financial ratios and tests. Our material subsidiaries are subject to similar restrictions which may restrict their ability to make certain distributions to us. Our credit facility contains additional affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, limitations to entering into certain acquisitions, limitations on making capital expenditures, and limitations on repurchases of common stock. We were in compliance with all financial covenants as of September 30, 2006.

c.	On March 31, 2004, we entered into a purchase money secured installment loan with a bank for $13,825. This loan was paid in full in the first quarter of 2006.
10. ACQUISITION
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

     The following table illustrates the changes in our warranty reserves from December 31, 2005 to September 30, 2006:

AMOUNT
Balance as of December 31, 2005	$20,383
Charges to expense — cost of revenue	7,034
Utilization/payment	(7,860)

Balance as of March 31, 2006	19,557
Charges to expense — cost of revenue	8,142
Utilization/payment	(7,453)

Balance as of June 30, 2006	20,246
Charges to expense — cost of revenue	8,768
Utilization/payment	(7,179)

Balance as of September 30, 2006	$21,835

     b. Electronic Equipment Waste Obligations
     In June 2005, the FASB issued FASB Staff Position No. SFAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” (“FSP SFAS 143-1”), that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. We adopted FSP SFAS 143-1 in the second quarter of fiscal 2005 and have accrued approximately $2,000 as of September 30, 2006.
     c. Derivative Instruments and Hedging Activities
     We follow the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, that requires the recognition of all derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheet measured at fair value. Changes in fair value are recognized immediately in earnings. For economic hedges, changes in fair value of the derivative, as well as the offsetting changes in fair value of the hedged item, are recognized in earnings each period.
     We utilize derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments denominated in foreign currencies from our international subsidiaries, as well as, third party customers. The derivative instruments have maturities of less than one year. Gains and losses on these derivative financial instruments and the offsetting losses and gains on hedged transactions are reflected in the Condensed Consolidated Income Statement as a component of cost of revenue. Such gains and (losses) were $2,017 and $(816) for the three months ended September 30, 2006 and 2005, respectively, and $3,872 and $(4,679) for the nine months ended September 30, 2006 and 2005, respectively. We do not use these derivative financial instruments for trading purposes.
     As of September 30, 2006 and December 31, 2005, respectively, we had $107,720 and $63,432 in notional amounts of forward exchange contracts outstanding. The forward exchange contracts have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity rates agreed to at the inception of the contracts. These contracts are primarily denominated in British pounds, Euros, Australian dollars, Canadian dollars, Japanese yen, Czech koruna, and Mexican pesos. The fair value of these forward exchange contracts was a gain of $197 and a (loss) of $(262) as of September 30, 2006 and December 31, 2005, respectively, which was recorded in current assets and current liabilities, respectively, in the Condensed Consolidated Balance Sheet.
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
SECURITIES LITIGATION MATTERS
Waring v. Symbol Technologies, Inc., et al.
     On August 16, 2005, a purported federal class action lawsuit was filed against Symbol and two of our former officers in the United States District Court for the Eastern District of New York by Robert Waring. Since the filing of the Waring action, several additional purported class actions have been filed against us and the same former officers making substantially similar allegations (collectively, the “New Class Actions”). The New Class Actions have been consolidated for all purposes and on April 24, 2006, the Court appointed the Iron Workers Local # 580 Pension Fund as lead plaintiff and approved their retention of lead counsel on behalf of the putative class. On August 30, 2006, the lead plaintiff filed its Consolidated Amended Class Action Complaint, which alleges that the defendants misrepresented that, in connection with settlements of earlier criminal and civil investigations, we had implemented processes to improve our internal controls when, in fact, our internal controls were insufficient. In addition, the lead plaintiff in the New Class Actions alleges that as a result of the insufficient internal controls, we violated the Securities Exchange Act of 1934 by issuing statements concerning our prospects, financial results and financial controls that were allegedly false and misleading. The plaintiffs allege that they were damaged by, among other things, the decline in the price of our stock on August 1, 2005, the date we released our results for the second quarter of 2005. The complaints seek unspecified damages. The District Court has set November 10, 2006 as the date by which defendants must answer, move or otherwise respond to the Consolidated Amended Class Action Complaint. We intend to defend the suits vigorously.
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
     The time for us and the individual defendants to answer, move or otherwise respond to the Consolidated Shareholder Derivative Complaint has not yet expired. In the event that the proposed Merger with Motorola proceeds as presently contemplated, the derivative actions may be subject to dismissal for lack of standing.
     As set forth below under Merger-Related Litigation, plaintiffs have filed a purported amendment to the Consolidated Shareholder Derivative Complaint containing allegations relating to the proposed Merger with Motorola on behalf of the Company, derivatively, and/or a putative class of shareholders.
Shareholder Demand Letter
     On February 14, 2006, the Chairman of our board received a letter from a shareholder making allegations similar to those stated in the Waring and Wietschner shareholder derivative actions noted above and demanding that the board take action to recover alleged damages resulting from the misconduct as alleged. The letter also requested that the board take other action to improve internal controls, corporate ethics and management effectiveness. The board has considered these demands but has not yet determined a course of action with respect to the demand letter.
MERGER-RELATED LITIGATION
     On September 21, 2006, a putative class action lawsuit was filed in the Supreme Court of the State of New York, County of New York, entitled Afuape v. Symbol Technologies, Inc., et al. against us and each of our directors. On September 26, 2006, a second putative class action lawsuit was filed in the Supreme Court of the State of New York, County of Suffolk, entitled Market Street Securities, Inc. v. Symbol Technologies, Inc., et al., also naming us and each of our directors, and two former directors, as defendants. Each of the lawsuits allege, among other things, that our directors breached their fiduciary duties to our stockholders in approving the contemplated Merger Agreement with Motorola. These two lawsuits challenge and seek to enjoin the completion of the Merger. Additionally, among other things, the lawsuits seek class action status, rescission of the Merger in the event it is consummated, or in the alternative, damages and attorneys’ and experts’ fees. We believe the complaints to be without merit and intend to vigorously defend against the claims.
     On October 25, 2006, the plaintiffs in the consolidated derivative litigation described above (Wietschner v. Symbol Technologies, Inc., et. al), filed a purported amendment to the Consolidated Amended Derivative Complaint in those proceedings containing additional allegations and claims relating to the proposed Merger with Motorola. Specifically, the “Verified Consolidated Amended Shareholder Derivative and Class Action Complaint” reiterates the allegations, described above, set forth in earlier pleadings in that matter and, in addition, alleges that the members of the board breached their fiduciary duties to shareholders, aided and abetted by Symbol and Motorola, by failing to maximize the consideration received in the Merger, by failing to exercise independence with respect to the Merger, by committing corporate waste and by entering into the Merger in order to shield themselves from liability in the pending derivative actions. The amended pleading seeks certification of a class and, as relief, seeks damages, changes to Symbol’s corporate governance procedures, an injunction against the proposed Merger (or recission if the Merger is concluded) and attorney’s fees and other expenses. We believe this putative amendment to be without merit and will vigorously defend against the claims asserted in it.

PATENT, TRADEMARK AND COMMERCIAL LITIGATION
Metrologic Instruments, Inc. v. Symbol Technologies, Inc.
     On June 19, 2003, Metrologic Instruments, Inc. (“Metrologic”) filed a complaint against us in the United States District Court for the District of New Jersey, alleging patent infringement and breach of contract, and seeking monetary damages and termination of the cross-licensing agreement between the parties. We answered the complaint and asserted counterclaims for declaratory judgments of invalidity and noninfringement of Metrologic’s patents and for non-breach of the cross-licensing agreement. We moved for partial summary judgment to dismiss Metrologic’s breach of contract claim. On October 18, 2004, the Court granted Symbol’s motion for summary judgment on Metrologic’s breach of contract claim, and also granted Symbol leave to assert certain defenses. On October 25, 2004, Symbol asserted defenses of inequitable conduct with respect to Metrologic’s patents.
     A Markman claim construction hearing was conducted on March 27, 2006. The court issued its Markman claim construction decision on September 22, 2006. Based on that decision, Symbol has moved for summary judgment that none of the three asserted Metrologic patents is infringed. Metrologic responded to the motion, conceding non-infringement of two of the three asserted patents, based on the Court’s claim construction. Metrologic cross-moved for summary judgement of infringement of the third asserted patent. Symbol’s opposition and reply with respect to that third asserted patent is due on or before November 13, 2006. If both parties’ summary court judgement motions with respect to that third patent are denied, a jury trial is scheduled to commence on December 5, 2006, which Symbol would defend vigorously on the merits.
Metrologic Instruments, Inc. v. Symbol Technologies, Inc.
     On May 25, 2005, we were served with a complaint filed by Metrologic in the United States District Court for the District of New Jersey, seeking a declaratory judgment that Symbol had materially breached the license agreement between us, and for damages for the alleged breach. The complaint asserts that Symbol did not have the right to cease royalty payments on certain devices Metrologic claims are covered by its patents. Symbol disputed that it breached the license agreement and that Metrologic’s patents cover Symbol’s devices, and moved for judgment in its favor on the pleadings dismissing the complaint on the same basis as the Court’s decision in the previously-described case. On August 19, 2005, Metrologic moved for summary judgment that Symbol had breached the license agreement and that Metrologic was entitled to terminate it. Symbol filed its opposition papers and Metrologic its reply papers. On May 1, 2006, the court issued an opinion and order denying Symbol’s motion for judgment in its favor on the pleadings. The court held that there were factual differences between the issue presented in this case and the issue decided in Symbol’s favor in the Metrologic litigation described above and thus Symbol was not entitled to judgment at this stage. On June 26, 2006, the court issued an opinion granting Metrologic’s motion for summary judgment, ordering that Metrologic is entitled to recover damages for breach. On August 3, 2006, the court entered judgment in favor of Metrologic in the amount of $2,657 representing royalties and interest through July 24, 2006. On August 7, 2006, Symbol paid the judgment, plus interest for the period of August 4 through August 7, 2006. Symbol expressly reserved its right to recover the payment from Metrologic should Symbol prevail on appeal. Symbol has filed a Notice of Appeal of the judgment to the United States Court of Appeals for the Third Circuit. No briefing schedule has been set by that court, nor is there a date for oral argument.
Metrologic Instruments, Inc. v. Symbol Technologies Inc.
     On May 9, 2006, Metrologic filed suit against the Company in the United States District Court for the District of New Jersey, alleging infringement of five related patents purporting to cover features of hand-held computers with touch screens. On June 12, 2006, the Company responded to the Complaint, denying the material allegations and asserting counterclaims that the five Metrologic patents are not infringed, and are invalid and unenforceable.
     The case is in the very early stages of discovery. It is not possible to predict the outcome of this matter. We intend to defend the case vigorously on the merits.
Barcode Systems, Inc. v. Symbol Technologies Canada, Inc. and Symbol Technologies, Inc.
     On March 19, 2003, Barcode Systems, Inc. (“BSI”) filed an amended statement of claim in the Court of Queen’s Bench in Winnipeg, Canada, naming Symbol Technologies Canada, Inc. and Symbol as defendants. BSI alleges that we deliberately, maliciously and willfully breached our agreement with BSI under which BSI purported to have the right to sell our products in western Canada and to supply Symbol’s support operations for western Canada. BSI has claimed damages in an unspecified amount, punitive damages and special damages. Symbol denies BSI’s allegations and claims that it properly terminated any agreements between BSI and Symbol. Additionally, Symbol filed a counterclaim against BSI alleging trademark infringement, depreciation of the value of the goodwill attached to Symbol’s trademark and damages in the sum of Canadian $1,300 representing the unpaid balance of products sold by Symbol to BSI. A trial to resolve liability issues concluded in September; a decision has not yet been rendered.
     On November 17, 2003, BSI filed an additional lawsuit in British Columbia, Canada against us and a number of our distributors alleging that we refused to sell products to BSI, conspired with the other defendants to do the same and used confidential information to interfere with BSI’s business. We intend to defend the case vigorously on the merits.
     e. Employment Contracts

     On January 30, 2006, the Company’s Board of Directors approved, and on March 20, 2006 amended, the employment agreement of Salvatore Iannuzzi in connection with his appointment to the position of President and Chief Executive Officer of the Company effective as of January 12, 2006. The initial term of Mr. Iannuzzi’s agreement extends through December 31, 2008.
12. INCOME TAXES
     The provision for income taxes represents Federal, foreign, and state and local income taxes. The Company’s effective tax rate was 38.2 percent and 37.5 percent for the three and nine months ended September 30, 2006. These rates differ from the statutory rate of 35 percent primarily due to the effect of state and local taxes, different tax rates in foreign jurisdictions, and certain non-deductible expenses including expenses related to the Merger with Motorola.
     The Company’s effective tax rate was 3.6 percent and (38.1) percent for the three and nine months ended September 30, 2005, respectively. The three month rate differs from the statutory rate of 35 percent primarily due to benefits from research credits. In addition to research credits, the nine month rate reflects benefits attributable to nonrecurring refunds and settlements relating to foreign and domestic tax issues, the receipt of favorable rulings from tax authorities, and benefits from the repatriation of foreign earnings, partially offset by charges related to changes in U.S. state income tax laws.
     In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” Entities can choose to follow either the transitional guidance of SFAS 123(R) or the alternative transition method described in FSP No. FAS 123(R)-3. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the pre-adoption realized excess income tax benefits attributable to stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the realized excess income tax benefits from tax deductible amounts of employee stock-based compensation arising in certain periods prior to adoption of SFAS 123(R), and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of vested or partially vested employee-stock based compensation awards that are outstanding upon adoption of SFAS 123(R).
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
     The components of the net periodic benefit cost (income) for the three and nine months ended September 30, 2006 and 2005 are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME):
Interest cost	$216	$258	$664	$774
Settlement and curtailment, net	—	—	(1,180)	(989)

Net periodic benefit cost (income)	$216	$258	$(516)	$(215)

     We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute approximately $613 to the Plan to cover expected benefit payments due to certain participants during 2006. As of September 30, 2006, $452 has been paid and we anticipate contributing an additional $161 before the end of 2006 to cover the expected benefit payments for the Plan in 2006, bringing the total to $613.
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

     The Product segment sells products and solutions in the forms of advanced data capture equipment, mobile computing devices, RFID, wireless communication equipment and other peripheral products and also receives royalties. The Services segment provides solutions that connect our data capture equipment and mobile computing devices to wireless networks. This segment also provides worldwide comprehensive repair, maintenance, integration and support in the form of service contracts or repairs on an as-needed basis. We use many factors to measure performance and allocate resources to these two reportable segments. The primary measurements are sales and gross profit. The accounting policies of the two reportable segments are essentially the same as those used to prepare our Condensed Consolidated Financial Statements. We rely on our internal management system to provide us with necessary sales and cost data by reportable segment, and we make financial decisions and allocate resources based on the information we receive from this management system. In the measurement of segment performance, we do not allocate research and development, sales and marketing, or general and administrative expenses. We do not use that information to make key operating decisions and do not believe that allocating these expenses is significant in evaluating performance.
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
     Summarized financial information concerning our reportable segments and geographic regions is shown in the following table:

	THREE MONTHS ENDED SEPTEMBER 30,
	2006			2005
	PRODUCT	SERVICES	TOTAL	PRODUCT	SERVICES	TOTAL
REVENUES:
United States	$217,337	$44,201	$261,538	$208,815	$41,022	$249,837
EMEA	103,565	19,902	123,467	105,236	20,174	125,410
Asia Pacific	36,312	3,571	39,883	31,730	3,369	35,099
Americas International	27,709	5,633	33,342	25,605	5,522	31,127

Total net sales	$384,923	$73,307	$458,230	$371,386	$70,087	$441,473

STANDARD GROSS PROFIT:
United States	$115,345	$12,388	$127,733	$105,675	$11,501	$117,176
EMEA	58,476	8,554	67,030	62,949	5,963	68,912
Asia Pacific	17,024	1,162	18,186	16,559	1,415	17,974
Americas International	15,810	3,181	18,991	14,836	3,151	17,987

Total gross profit at standard	206,655	25,285	231,940	200,019	22,030	222,049
Manufacturing variances & other related costs	25,853	—	25,853	20,658	—	20,658
Restructuring charges	—	—	—	—	415	415
Asset impairments	—	—	—	1,870	—	1,870

Total gross profit	$180,802	$25,285	$206,087	$177,491	$21,615	$199,106

	NINE MONTHS ENDED SEPTEMBER 30,
	2006			2005
	PRODUCT	SERVICES	TOTAL	PRODUCT	SERVICES	TOTAL
REVENUES:
United States	$646,820	$132,286	$779,106	$649,477	$124,945	$774,422
EMEA	319,306	57,803	377,109	297,354	64,158	361,512
Asia Pacific	88,976	10,741	99,717	85,598	9,671	95,269
Americas International	83,362	16,906	100,268	78,852	16,665	95,517

Total net sales	$1,138,464	$217,736	$1,356,200	$1,111,281	$215,439	$1,326,720

STANDARD GROSS PROFIT:
United States	$345,832	$39,469	$385,301	$333,736	$31,732	$365,468
EMEA	179,486	22,410	201,896	181,034	18,068	199,102
Asia Pacific	44,192	2,275	46,467	45,138	3,442	48,580
Americas International	51,103	9,311	60,414	44,895	8,213	53,108

Total gross profit at standard	620,613	73,465	694,078	604,803	61,455	666,258
Manufacturing variances & other related costs	74,733	—	74,733	75,866	—	75,866
Restructuring charges	429	517	946	2,053	8,009	10,062
Asset impairments	—	—	—	2,116	5,909	8,025

Total gross profit	$545,451	$72,948	$618,399	$524,768	$47,537	$572,305

     Beginning in the first quarter of 2006, the Company began allocating royalty revenue and rebates to its product divisions and has reclassified prior year amounts for comparability. Below is a summary of product revenues by product division for the three and nine months ended September 30, 2006 and 2005:

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005		2006	2005
		REVISED FOR	AS PREVIOUSLY		REVISED FOR	AS PREVIOUSLY
		RECLASSIFICATION	DISCLOSED		RECLASSIFICATION	DISCLOSED
PRODUCT DIVISION:
Mobile Computing	$252,406	$233,234	$241,707	$723,665	$697,439	$722,288
Advanced Data Capture	96,389	93,392	94,414	303,396	284,626	286,784
Wireless Infrastructure	30,214	30,897	31,722	89,977	98,502	99,289
RFID	5,914	13,863	14,559	21,426	30,714	31,318
Other, net	—	—	(11,016)	—	—	(28,398)

Total	$384,923	$371,386	$371,386	$1,138,464	$1,111,281	$1,111,281

     Identifiable assets are those tangible and intangible assets used in operations in each geographic region. Corporate assets are principally goodwill, intangible assets and temporary investments.

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
IDENTIFIABLE ASSETS:
United States	$785,434	$861,753
EMEA	231,850	262,937
Asia Pacific	59,635	56,330
Americas International	50,192	47,297
Corporate (principally goodwill, intangible assets and investments)	734,628	587,988

Total	$1,861,739	$1,816,305

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FORWARD-LOOKING STATEMENTS; CERTAIN CAUTIONARY STATEMENTS
     This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of Symbol’s future business, results of operations, liquidity and operating or financial performance or results. Such forward looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
     In light of the uncertainty inherent in such forward-looking statements, you should not consider the inclusion to be a representation that such forward-looking events or outcomes will occur.
     Because the information herein is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding Symbol’s future performance. Actual results and performance may differ from Symbol’s current projections, estimates and expectations, and the differences may be material, individually or in the aggregate, to Symbol’s business, financial condition, results of operations, liquidity or prospects. Additionally, Symbol is not obligated to make public indication of changes in its forward-looking statements unless required under applicable disclosure rules and regulations.
     The following discussion and analysis should be read in conjunction with Symbol’s Condensed Consolidated Financial Statements and the notes thereto that appear elsewhere in this report.
MERGER AGREEMENT WITH MOTOROLA, INC.
     On September 18, 2006, Symbol entered into a Merger Agreement among the Company, Motorola and Sub, a wholly-owned subsidiary of Motorola, pursuant to which it is proposed that Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Motorola. Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock of the Company issued and outstanding immediately prior to the effective time will be converted into the right to receive $15.00 in cash, without interest, for a total value of approximately $3.9 billion. The transaction is subject to customary regulatory approval and the approval of Symbol’s stockholders and is expected to close in late 2006 or early 2007. The Merger has been approved by the Company’s Board of Directors. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company may be required to pay Motorola a termination fee of $110,000, plus reasonable expenses incurred by Motorola relating to the Merger Agreement, up to an aggregate amount of $20,000.
     In accordance with the Company’s change of control policy, immediately prior to the effective time of the Merger, all unvested equity awards will vest. On October 30, 2006, the Company and Motorola executed an amendment to the Merger Agreement, pursuant to which all outstanding options will be cancelled at the effective time of the Merger in exchange for which such holders will receive the right to receive a cash payment for each option equal to the product of (i) the number of shares underlying such option, whether vested or unvested; multiplied by (ii) the excess of the $15.00 per share merger consideration over the exercise price per share of such option. The cash payment will be reduced by applicable withholding taxes.
     In July 2005, the Company retained an investment banking firm to, among other things, review and analyze the Company’s business, financial condition and prospects, assist with the evaluation of indications of interest or offers from potential acquirers, and advise and assist the Company in evaluating various plans, strategies and alternative transactions. To date, the Company has incurred a non-refundable fee of $5,000, which has been recorded as a component of operating expenses in the Company’s Condensed Consolidated Income Statements for the three and nine months ended September 30, 2006. At the effective time of the Merger, the Company will owe the investment banking firm additional fees of approximately $14,000. Additionally, the Company incurred $673 in legal fees in the third quarter of 2006 relating to the Merger, which has also been recorded as a component of operating expenses in the Company’s Condensed Consolidated Income Statements for the three and nine months ended September 30, 2006.
     Under the Merger Agreement, the Company has agreed that, prior to the effective time of the Merger (unless Motorola provides written consent, which may not be reasonably withheld, and subject to certain exceptions), the Company will carry on business in the ordinary and usual course and the Company will use commercially reasonable efforts to preserve the Company’s business organizations and maintain relations and goodwill with customers, suppliers, distributors, strategic partners, creditors, lessors, employees and business associates.

Additionally, the Company has agreed, subject to certain exceptions, to specified restrictive covenants which limit the Company’s ability to perform specified activities without Motorola’s prior written consent.
OVERVIEW
     We are a recognized worldwide leader in enterprise mobility, delivering products and solutions that capture, move and manage information in real time to and from the point of business activity. Symbol enterprise mobility solutions integrate advanced data capture products, mobile computing platforms, wireless infrastructure, mobility software and world-class services programs. Our goal is to be one of the world’s preeminent suppliers of mission-critical mobile computing solutions to business, industrial and government users. For the three and nine months ended September 30, 2006, we generated $458,230 and $1,356,200 of revenue, respectively.
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
     We operate in two reportable business segments: (1) the design, manufacture and marketing of advanced data capture, mobile computing, wireless infrastructure, RFID and mobility software (“Product Segment”) and (2) the servicing of, customer support for and professional services related to these products (“Services Segment”). Each of our operating segments uses its core competencies to provide building blocks for mobility solutions.
     We are focused on delivering to our customers our enterprise mobility products, solutions and services, which are designed to increase cost-effectiveness, enhance efficiency and promote faster execution of critical business processes. We have been focused on the following objectives:
–	Expanding our position in enterprise mobility products and solutions. We believe our ability to deliver innovative, end-to-end enterprise mobility systems gives us a competitive advantage. Accordingly, we plan to continue to invest in product developments. Additionally, we entered into strategic relationships to expand our capabilities in enterprise mobility solutions with such companies as Cingular, Sprint Nextel, Zebra Technologies and IBM.

–	Continuing to improve and streamline our operations. Over the past two years, we have restructured and reorganized our major business functions to improve and streamline our business processes. As part of our restructurings, we have combined our product marketing, research and development and product engineering teams into a single Global Products Group, moving from a product focus to a customer and market-centric focus and have embarked on a program to enhance our core product lines. In addition, we have taken significant steps to improve our manufacturing efficiencies by moving the majority of our manufacturing to lower cost, company-owned and contract production facilities outside the United States. In June 2005, we announced a series of restructuring initiatives to reduce costs and drive profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. The 2005 restructuring was completed in the second quarter of 2006. We plan to continue to work to improve and streamline our business processes.

–	Building upon our strong foundation of intellectual property. We have and intend to continue to invest in research and development to enable us to continue to offer high quality, differentiated and cost-effective products to our customers. We have expended approximately $29,400 and $83,800 for research and development during the three and nine months ended September 30, 2006.

–	Rationalizing product lines and pursuing platform-based products. We believe that pursuing high value-added, platform-based products allows us to increase our sales and margins and sets the foundation of our segmented, or “bracketed” product strategy. This strategy is designed to address all market segments available to us. Our goal is to fill out each product line with a high-end model, a mid-range device and an entry-level unit to appeal to the lower end of the market. This we believe gives both legacy and new customers product choice along a price-feature-performance continuum.
     Management continuously evaluates its financial condition and operational performance by monitoring key performance measures such as revenue growth, gross profit and gross profit percentage, operating income and operating margin, cash flow from operations, days sales outstanding and inventory turns.

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
OVERVIEW OF PERFORMANCE
     Our total revenue for the three months ended September 30, 2006 was $458,230, an increase of 3.8 percent from the total revenue in the comparable prior year period. The increase in revenue for the three months ended September 30, 2006 is primarily attributable to increases in the mobile computing, advanced data capture and service divisions, partially offset by a decrease in our RFID division and the third quarter of 2005 including the conversion of certain resellers from a billed and collected to the accrual basis of accounting, which resulted in an approximate $9,300 increase in revenue in the three months ended September 30, 2005.
     Our total revenue for the nine months ended September 30, 2006 was $1,356,200, an increase of 2.2 percent from the total revenue in the comparable prior year period. The increase in total revenue for the nine months ended September 30, 2006 is primarily attributable to an increase in the mobile computing and advanced data capture divisions as well as $10,869 in royalties received from Metrologic during the first quarter of 2006. The increase is partially offset by decreases in our wireless infrastructure and RFID divisions as well as the effect of the comparable prior year period including a one-time transfer of inventory held at our own facility to a customer owned facility, resulting in an estimated incremental increase in 2005 product revenue of approximately $13,000.
     Our gross profit as a percentage of total revenue was 45.0 percent for the three months ended September 30, 2006, relatively flat from 45.1 percent from the comparable prior year period. Our gross profit as a percentage of total revenue was 45.6 percent for the nine months ended September 30, 2006, an increase from 43.1 percent from the comparable prior year period. This increase is primarily attributable to lower restructuring costs in 2006.
     Operating expenses were $167,412 and $491,811 for the three and nine months ended September 30, 2006, a decrease of 1.3 percent and 10.0 percent from the total operating expenses of $169,663 and $546,567 in the comparable prior year periods. The decrease is primarily attributable to the ongoing savings from the 2005 corporate restructuring which resulted in reduced compensation costs and related benefits, decreased legal costs associated with the defense of former Company executives, decreased consulting costs as well as 2005 balances including higher restructuring and asset impairment charges. These improvements were partially offset by the negative impact of the adoption of SFAS 123(R) on January 1, 2006 related to stock options, a benefit taken in 2005 for the legal settlement between Telxon and PricewaterhouseCoopers LLP (“PWC”) as well as Merger-related costs incurred in 2006.
     Our operating margins for the three and nine months ended September 30, 2006 were 8.4 percent and 9.3 percent compared to 6.7 percent and 1.9 percent for the three and nine months ended September 30, 2005. The increase in operating margins from the comparable prior year periods primarily relate to the operating expense improvements noted above.
     Our cash balances increased $140,740 to $279,863 as of September 30, 2006, compared to $139,123 as of December 31, 2005. The increase in cash is primarily attributable to positive cash flows from operations, decreased capital expenditures in 2006 as well as the release of the Smart Media security deposit, representing approximately $52,590. Partially offsetting this increase in cash is the repayment of approximately $102,000 of long-term and short-term debt.
     At September 30, 2006, accounts receivable were $213,147, relatively flat from the December 31, 2005 balance of $213,020. Our days sales outstanding at September 30, 2006 were 42 days, down from 44 days at December 31, 2005.
     Our inventory turns were 4.9 for the three months ended September 30, 2006, a decrease from 5.3 in the three months ended December 31, 2005. The decrease in inventory turns is primarily attributable to the increased inventory resulting from both the effects of the Company’s new product introductions as well as increased inventory stocking levels due to the Company’s compliance with the European Union’s Restriction of Hazardous Substances Directive (“RoHS Directive”).
     Our percent of product revenue that was shipped through our indirect channel for the three months ended September 30, 2006 was approximately 80 percent. This is up approximately 34 percentage points from 2002 when we began our migration to a channel-centric business model.
     Current results of customer satisfaction surveys from our services business have demonstrated improvement towards our goal of a consistent rating greater than 4.0. Our most current results were a score of 4.2 and 3.7, relating to satisfaction with our technical assistance and depot service delivery, respectively.
     Customer service attach rates continue to improve across all regions.
Share Repurchase Program
     In August 2006, the Company announced that its Board of Directors has authorized the Company to repurchase up to $200,000 of its outstanding shares. Under the repurchase program, Symbol may repurchase shares from time to time, when market and business conditions are deemed favorable, for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase program may be suspended or discontinued at any time, at the Company’s discretion. As a result of the Merger with Motorola, the share repurchase program is currently suspended (there have been no repurchases to date). In the event the Merger Agreement does not become effective, the program may be resumed.
Corporate Restructuring
     In June 2005, we announced a series of initiatives to reduce costs and improve profitability. The restructuring was aimed at realigning resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. All initiatives relating to the corporate restructuring were completed by the end of the second quarter of 2006. In total, the Company incurred $69,118 in restructuring charges and asset impairments, which included reducing the Company’s worldwide workforce by approximately 10%, or 532 employees.
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
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS 123(R) and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis following adoption. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods.
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes for the three and nine months ended September 30, 2006 is $4,112 and $11,309 lower, respectively, and net income for the three and nine months ended September 30, 2006 is $2,599 and $7,147 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three and nine months ended September 30, 2006 were reduced by $0.01 per share and $0.03 per share, respectively as a result of adopting SFAS 123(R). Additionally, SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the nine months ended September 30, 2006, this new treatment resulted in cash flows from financing activities of $2,737 which reduced cash flows from operating activities by the same amount on a comparative basis.
Release of Smart Media Security Deposit
     In May 2006, the Summit County Court of Common Pleas in Ohio issued an order to release approximately $52,590, representing a security deposit, plus interest, that was held by the Summit County Clerk related to a bond serving as security for the trial court judgment against Telxon and Symbol for the Smart Media litigation. On September 21, 2005, the Ohio Court of Appeals for the Ninth District reversed the judgment of the trial court against Symbol and Telxon. The decision set aside the trial court’s previous judgment, rendered on May 6, 2004. The plaintiffs appealed the Court of Appeals decision to the Ohio Supreme Court and on February 22, 2006, the Ohio Supreme Court declined to review the appeal. On April 12, 2006, the Ohio Supreme Court denied the motions for reconsideration. On May 11, 2006, the deposit was returned to the Company. The time for seeking certiorari in the United States Supreme Court passed, and the decision of the Ohio Court of Appeals is final and nonappealable. As a result of the settlement of this matter, in the second quarter of 2006, the Company released $1,832 of a previously recorded legal reserve established in fiscal 2000 related to the Smart Media litigation.
Court Order for Payments of Royalties and Interest
     In March 2006, the U.S. District Court ordered Metrologic to pay Symbol $14,882 in past due royalties and interest relating to handheld bar code and scanning products. The payment was received in March 2006 and the Company recorded $10,869 of royalty revenue (included in product revenue) and $4,013 of interest income in the first quarter of 2006. Additionally, on June 26, 2006, the U.S. District Court ruled that Symbol must make scheduled payments relating to a license agreement with Metrologic which amounts to $2,657 of past royalties and interest. The Company accrued for these past royalties and interest in the second quarter of 2006, which were paid in the third quarter of 2006.
Sale of Lease Receivables and Residuals
     In March 2006, the Company sold the majority of the assets held by Symbolease, a wholly-owned subsidiary of the Company. Included in the assets sold were the gross lease receivables and the remaining residual values of leased equipment. The Company surrendered complete control over the assets and accordingly, the transaction was accounted for as a sale in accordance with SFAS 140. The net cash proceeds received in March 2006 were $14,086 and the Company recorded a loss on the sale of $549 which was included as a restructuring charge within operating expenses in the first quarter of 2006.
RESULTS OF OPERATIONS
     The following table summarizes our revenue by geographic region and then by reportable segment and geographic region for which we use to manage our business:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
			VARIANCE IN	VARIANCE IN			VARIANCE IN	VARIANCE IN
	2006	2005	DOLLARS	PERCENT	2006	2005	DOLLARS	PERCENT
Total Revenue:
United States	$261,538	$249,837	$11,701	4.7%	$779,106	$774,422	$4,684	0.6%
EMEA	123,467	125,410	(1,943)	(1.5)	377,109	361,512	15,597	4.3
Asia Pacific	39,883	35,099	4,784	13.6	99,717	95,269	4,448	4.7
Americas International	33,342	31,127	2,215	7.1	100,268	95,517	4,751	5.0

Total Revenue	$458,230	$441,473	$16,757	3.8%	$1,356,200	$1,326,720	$29,480	2.2%

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
			VARIANCE IN	VARIANCE IN			VARIANCE IN	VARIANCE IN
	2006	2005	DOLLARS	PERCENT	2006	2005	DOLLARS	PERCENT
Product Revenue:
United States	$217,337	$208,815	$8,522	4.1%	$646,820	$649,477	$(2,657)	(0.4)%
EMEA	103,565	105,236	(1,671)	(1.6)	319,306	297,354	21,952	7.4
Asia Pacific	36,312	31,730	4,582	14.4	88,976	85,598	3,378	3.9
Americas International	27,709	25,605	2,104	8.2	83,362	78,852	4,510	5.7

Total Product
Revenue	$384,923	$371,386	$13,537	3.6%	$1,138,464	$1,111,281	$27,183	2.4%

Service Revenue:
United States	$44,201	$41,022	$3,179	7.7%	$132,286	$124,945	$7,341	5.9%
EMEA	19,902	20,174	(272)	(1.3)	57,803	64,158	(6,355)	(9.9)
Asia Pacific	3,571	3,369	202	6.0	10,741	9,671	1,070	11.1
Americas International	5,633	5,522	111	2.0	16,906	16,665	241	1.4

Total Service Revenue	$73,307	$70,087	$3,220	4.6%	$217,736	$215,439	$2,297	1.1%

     The following table summarizes our product revenue by product division:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
			VARIANCE IN	VARIANCE IN			VARIANCE IN	VARIANCE IN
	2006	2005	DOLLARS	PERCENT	2006	2005	DOLLARS	PERCENT
Product Division:
Mobile Computing	$252,406	$233,234	$19,172	8.2%	$723,665	$697,439	$26,226	3.8%
Advanced Data Capture	96,389	93,392	2,997	3.2	303,396	284,626	18,770	6.6
Wireless Infrastructure	30,214	30,897	(683)	(2.2)	89,977	98,502	(8,525)	(8.7)
RFID	5,914	13,863	(7,949)	(57.3)	21,426	30,714	(9,288)	(30.2)

Total	$384,923	$371,386	$13,537	3.6%	$1,138,464	$1,111,281	$27,183	2.4%

     Product revenue for the three months ended September 30, 2006 increased from the comparable prior year period as a result of increased sales in both the mobile computing and advanced data capture divisions, primarily offset by a decrease in our RFID product division. The Company experienced an increase in its mobile computing product offerings of $19,172 or 8.2 percent from the comparable prior year period primarily due to growth in our electronic digital assistant and mobile gun product offerings. In addition, the advanced data capture line experienced growth of $2,997 or 3.2 percent from the comparable prior year period, primarily due to growth in our handheld industrial and digital scanners. Partially offsetting these increases was a decline in RFID revenue of $7,949 or 57.3 percent from the comparable prior year period primarily due to the effects of 2005 including major rollouts to a nationwide retailer and an international transportation hub. During the third quarter of 2005, the Company converted certain resellers from billed and collected to the accrual basis of accounting following a review of customer accounts and in accordance with standard accounting practices. The impact for the quarter ended September 30, 2005 was an approximate $9,300 increase to revenue and an approximate $5,000 increase to gross profit, which partially offsets the product revenue growth for the three months ended September 30, 2006 when compared to the three months ended September 30, 2005.
     Product revenue for the nine months ended September 30, 2006 increased from the comparable prior year period as a result of increased sales in both the mobile computing and advanced data capture divisions, as well as increases in royalty revenue related to the Metrologic settlement amounting to $10,869 in the three months ended March 31, 2006, partially offset by decreases in our wireless infrastructure and RFID product offerings. During the three months ended March 31, 2005, the Company transferred inventory held at its own facility with a sales value of $27,100 to a customer owned facility and believes the incremental increase in product revenue due to the transfer of this inventory to be approximately $13,000. The Company continues to experience growth in sales of its mobile computing product offerings, our largest product line, which experienced growth of $26,226 or 3.8 percent from the comparable prior year period. This increase is primarily due to growth in our electronic digital assistant, mobile tablets and our mobile gun product offerings. In addition, the advanced data capture line experienced growth of $18,770 or 6.6 percent from the comparable prior year period, primarily driven by growth in our handheld retail and digital scanner product offerings. Offsetting these increases was a decline of $8,525 or 8.7 percent in wireless infrastructure revenue from the comparable prior year period which was primarily due to several large rollouts of our wireless switch offerings during 2005. In addition, RFID revenue decreased $9,288 or 30.2 percent from the comparable prior year period due to 2005 including major rollouts to a nationwide retailer and an international transportation hub. As documented above, during the third quarter of 2005, the Company converted certain resellers from billed and collected to the accrual basis of accounting, which partially offsets the product revenue growth for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005.
     Services revenue for the three and nine months ended September 30, 2006 increased as compared to the prior year periods primarily due to increased attach rates and strong contract renewal activity within customer services, partially offset by a decrease in our professional services revenue as a result of our continued drive to utilize third party service providers for lower margin business.

     Geographically, total revenue increased for the three months ended September 30, 2006, from the comparable prior year period primarily due to growth in the United States, Asia Pacific, and Americas International regions. United States revenue increased primarily due to growth in our mobile computing, advanced data capture and customer service offerings, partially offset by a decline in our RFID product offerings. EMEA revenue decreased primarily due to declines in our advanced data capture product offerings, partially offset by growth in our mobile computing product offerings. Asia Pacific revenue increased primarily due to growth in our mobile computing and advanced data capture product offerings, partially offset by a decline in our wireless infrastructure product offerings. Americas International revenue increased primarily due to growth in our mobile computing product offerings, partially offset by declines in our advanced data capture product offerings. The United States, EMEA, Asia Pacific and Americas International represent 57.1, 26.9, 8.7 and 7.3 percent of revenue, respectively, for the three months ended September 30, 2006 as compared to 56.6, 28.4, 8.0 and 7.0 percent of revenue, respectively, from the comparable prior year period.
     Geographically, total revenue increased for the nine months ended September 30, 2006, as compared to the prior year period due to growth across all regions. United States revenue increased primarily due to growth in our advanced data capture and customer service offerings, partially offset by declines in our RFID and wireless infrastructure product offerings. EMEA revenue increased primarily due to growth in our mobile computing product offerings, partially offset by declines in our customer service offerings. Asia Pacific revenue increased primarily due to growth in our mobile computing, customer service and advanced data capture product offerings, partially offset by a decline in our wireless infrastructure product offering. Americas International revenue increased due to growth in all of our product and service offerings. The United States, EMEA, Asia Pacific and Americas International represent 57.4, 27.8, 7.4 and 7.4 percent of revenue, respectively, for the nine months ended September 30, 2006 as compared to 58.4, 27.2, 7.2 and 7.2 percent of revenue, respectively, from the comparable prior year period.
     Product gross profit was 47.0 percent for the three months ended September 30, 2006, a decrease from 47.8 percent for the comparable prior year period. This decrease is primarily attributable to increased costs associated with the Company’s warranty expense in 2006 related to products having longer warranty periods, increased freight costs and additional inventory write-downs due to product transitions and compliance with the RoHS Directive, partially offset by favorability in foreign currency exchanges and increased royalty revenue. Product gross profit was 47.9 percent for the nine months ended September 30, 2006, an increase from 47.2 percent for the comparable prior year period. This increase is primarily attributable to lower restructuring costs, efficiencies gained from the Company’s restructuring efforts, increase in royalty revenue as a result of the Metrologic settlement in the first quarter of 2006, and favorability in foreign currency exchanges, partially offset by increased freight and warranty costs, the expensing of stock options as well as additional inventory write-downs due to product transitions and compliance with the RoHS Directive.
     Service gross profit for the three and nine months ended September 30, 2006 was 34.5 percent and 33.5 percent, respectively, an increase from 30.8 percent and 22.1 percent, respectively, from the comparable prior year periods. The increase in service gross profit was mainly attributed to lower restructuring costs in 2006 and operational efficiencies gained during the Company’s restructuring initiated during 2005.
OPERATING EXPENSES
     The June 2005 corporate restructuring has significantly reduced the Company’s operating expenses as well as realigned resources to provide for enhanced focus on customer-facing sales initiatives, services programs and new product design activities in targeted geographic regions and vertical growth markets. Accordingly, total operating expenses of $167,412 decreased 1.3 percent for the three months ended September 30, 2006 from the comparable prior year period and total operating expenses of $491,811 for the nine months ended September 30, 2006 decreased 10.0 percent from $546,567 for the comparable prior year period.
     Operating expenses consist of the following for the three and nine months ended September 30:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
			VARIANCE IN	VARIANCE IN			VARIANCE IN	VARIANCE IN
	2006	2005	DOLLARS	PERCENT	2006	2005	DOLLARS	PERCENT
Engineering	$38,488	$38,768	$(280)	(0.7)%	$112,833	$120,693	$(7,860)	(6.5)%
Selling, general and administrative	123,251	131,452	(8,201)	(6.2)	373,649	405,975	(32,326)	(8.0)
Restructuring charges	—	3,028	(3,028)	(100.0)	662	25,137	(24,475)	(97.4)
Asset impairments	—	1,907	(1,907)	(100.0)	1,826	7,340	(5,514)	(75.1)
Adjustments related to legal settlements	—	(5,492)	5,492	(100.0)	(2,832)	(12,578)	9,746	(77.5)
Merger-related costs	5,673	—	5,673	100.0	5,673	—	5,673	100.0

	$167,412	$169,663	$(2,251)	(1.3)%	$491,811	$546,567	$(54,756)	(10.0)%

     Engineering expenses for the three months ended September 30, 2006 decreased as compared to the comparable prior year period primarily due to decreased consulting costs, representing approximately $1,800, partially offset by the expensing of stock options upon adoption of SFAS 123(R), representing approximately $1,000, and increased compensation expense relating to the Company’s associate bonus program, representing approximately $700. Engineering expenses for the nine months ended September 30, 2006 decreased as compared to the comparable prior year period primarily due to decreased consulting costs, representing approximately $7,200, as well as a reduction in compensation costs and related benefits, representing approximately $3,900, partially offset by the expensing of stock options upon adoption of SFAS 123(R), representing approximately $2,700.
     Selling, general and administrative expenses for the three months ended September 30, 2006 decreased primarily due to decreased costs associated with the defense of former Symbol associates, representing approximately $5,800, decreased use of consulting services primarily within information technology and marketing, representing approximately $2,900, and reduced compensation costs and related benefits, representing approximately $1,000. These decreases were partially offset by the expensing of stock options upon adoption of SFAS 123(R), representing approximately $2,600. Selling, general and administrative expenses for the nine months ended September 30, 2006 decreased primarily due to decreased use of consulting services within all general and administrative areas, representing approximately $26,400, reduced compensation costs and related benefits due to the corporate restructuring, representing approximately $13,200, and decreased costs associated with the defense of former Symbol associates, representing approximately $7,400. These decreases were partially offset by the expensing of stock options upon adoption of SFAS 123(R), representing approximately $7,100 and increased compensation associated with the Company’s associate bonus program, representing approximately $7,000.
     Restructuring and asset impairment charges for the nine months ended September 30, 2006 and three and nine months ended September 30, 2005 primarily relate to the 2005 corporate restructuring, which commenced in the second quarter of 2005 and was completed in the second quarter of 2006.
     Adjustments related to legal expenses for the nine months ended September 30, 2006 includes the reversal of $1,832 of a previously recorded legal reserve related to the Smart Media litigation, which was released in the second quarter of 2006, as well as additional proceeds received in the first quarter of 2006 from PWC in connection with a legal dispute between Telxon and PWC settled in 2005, representing approximately $1,000. Included in total operating expenses for the three and nine months ended September 30, 2005 are adjustments to previously recorded estimates of legal settlements related to the class action settlement. In the second quarter of 2005, we recorded a $7,086 reduction to our reserve for the class action settlement. In the third quarter of 2005, we recorded a $9,194 charge as the final settlement. Additionally, total operating expenses for the three and nine months ending September 30, 2005 reflect an approximate $15,000 net benefit related to the above mentioned legal settlement between Telxon and PWC.
     Included in operating expenses for the three and nine months ended September 30, 2006 is $5,000 related to the retention of an investment banking firm to, among other things, review and analyze the Company’s business, financial condition and prospects, assist with the evaluation of indications of interest or offers from potential acquirers, and advise and assist the Company in evaluating various plans, strategies and alternative transactions, as well as $673 of Merger-related legal fees. The Company will owe the investment banking firm additional fees of approximately $14,000 at the effective time of the Merger.
OTHER (EXPENSE) INCOME, NET
Other (expense) income, net consists of the following:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
			VARIANCE IN			VARIANCE IN
	2006	2005	DOLLARS	2006	2005	DOLLARS
Cisco SAILS (a)	$—	$—	$—	$—	$(1,605)	$1,605
Interest expense (b)	(1,909)	(2,318)	409	(6,108)	(10,293)	4,185
Interest income (c)	2,866	812	2,054	6,063	2,892	3,171
Interest income from legal settlement (d)	—	—	—	4,013	—	4,013
Other	(1,944)	(29)	(1,915)	(2,750)	(67)	(2,683)

	$(987)	$(1,535)	$548	$1,218	$(9,073)	$10,291

(a)	The Company settled its Cisco SAILS transaction on July 19, 2005.

(b)	The reduction of interest expense during the three and nine months ended September 30, 2006 is primarily attributable to the reduction of the Company’s short and long-term debt balances outstanding, partially offset by the write-off of the deferred financing fees associated with the extinguishment of the term loan facility.

(c)	The increase of interest income during the three and nine months ended September 30, 2006 is primarily attributable to the increase in the Company’s cash balances.

(d)	Represents interest income from the Metrologic settlement.
PROVISION FOR INCOME TAXES
     The provision for income taxes represents Federal, foreign, and state and local income taxes. The Company’s effective tax rate was 38.2 percent and 37.5 percent for the three and nine months ended September 30, 2006. These rates differ from the statutory rate of 35 percent primarily due to the effect of state and local taxes, different tax rates in foreign jurisdictions, and certain non-deductible expenses including expenses related to the Merger with Motorola.
     The Company’s effective tax rate was 3.6 percent and (38.1) percent for the three and nine months ended September 30, 2005, respectively. The three month rate differs from the statutory rate of 35 percent primarily due to benefits from research credits. In addition to research credits, the nine month rate reflects benefits attributable to nonrecurring refunds and settlements relating to foreign and domestic tax issues, the receipt of favorable rulings from tax authorities, and benefits from the repatriation of foreign earnings, partially offset by charges related to changes in U.S. state income tax laws.
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
     The Company’s effective tax rate does not include the benefits from US research tax credits, which were previously available. These tax credits expired on December 31, 2005 and, to date in 2006, the US Congress has not taken the action necessary to pass enabling legislation that would require the President’s approval to re-enact the allowance of these credits. Legislation to retroactively reinstate the credit was under consideration by Congress prior to the most recent recess. If enabling legislation is subsequently enacted, the appropriate income tax benefits from research credits will be included in the determination of the effective tax rate in the period in which such legislation is enacted.
     In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” Entities can choose to follow either the transitional guidance of SFAS 123(R) or the alternative transition method described in FSP No. FAS 123(R)-3. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the pre-adoption realized excess income tax benefits attributable to stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the realized excess income tax benefits from tax deductible amounts of employee stock-based compensation arising in certain periods prior to adoption of SFAS 123(R), and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of vested or partially vested employee-stock based compensation awards that are outstanding upon adoption of SFAS 123(R).
LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY
     The following table summarizes the results of the Company’s Condensed Consolidated Statements of Cash Flows:

	NINE MONTHS ENDED
	SEPTEMBER 30,
			VARIANCE IN
	2006	2005	DOLLARS
Net cash provided by (used in):
Operating activities	$211,673	$86,534	$125,139
Investing activities	23,862	(65,716)	89,578
Financing activities	(96,322)	(74,411)	(21,911)
Effect of exchange rate changes on cash and cash equivalents	1,527	(8,209)	9,736

Net increase (decrease) in cash and cash equivalents	140,740	(61,802)	202,542
Cash and cash equivalents, beginning of period	139,123	217,641	(78,518)

Cash and cash equivalents, end of period (a)	$279,863	$155,839	$124,024

(a)	Does not include restricted cash at September 30, 2006 and 2005 of $1,055 and $52,364, respectively. The restricted cash balance as of September 30, 2006 and 2005 is comprised of $1,055 and $1,016, respectively, which is an interest-bearing letter of credit pledged as a supplier bond. The balance as of September 30, 2005 also included $51,348 that was serving as security for the trial court judgment against Telxon and Symbol for Telxon vs. Smart Media of Delaware, Inc. The security deposit, plus interest was returned to Symbol in May 2006.
     Net cash provided by operating activities during the nine months ended September 30, 2006 was $211,673 as compared to $86,534 for the same period last year. Net cash provided by operating activities increased $125,139 during the nine months ended September 30, 2006 as compared to the comparable prior year period primarily due to increased net income of $71,584, an increase in deferred tax provision of $43,669, increased cash provided by accounts receivable of $35,453, proceeds from Symbolease of $14,086, and increased cash provided by deferred revenue of $13,222, partially offset by inventory growth of $38,236 in 2006 compared to a reduction of $33,735 in 2005.
     Net cash provided by investing activities for the nine months ended September 30, 2006 was $23,862 as compared to net cash used in investing activities of $65,716 for the same period last year. The increase in cash provided by investing activities of $89,578 during the nine months ended September 30, 2006, when compared to the same period last year, was primarily due to the return of the $50,000 deposit, plus interest, serving as security for the trial court judgment against Telxon and Symbol for Telxon vs. Smart Media of Delaware, Inc. and a decrease in capital expenditures of $43,323.
     Net cash used in financing activities during the nine months ended September 30, 2006 was $96,322 as compared to $74,411 during the same period last year. The $21,911 increase in cash used in financing activities during the nine months ended September 30, 2006 primarily relates to increased debt repayments, representing $15,954.
     The following table presents selected key performance measurements we use to monitor our business for the three months ended September 30, 2006 and December 31, 2005:

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
Days sales outstanding (DSO)	42	44
Inventory turnover	4.9	5.3
     At September 30, 2006, receivables were $213,147 relatively flat from the December 31, 2005 balance of $213,020. Our days sales outstanding at September 30, 2006 were 42 days, down from 44 days at December 31, 2005 due to increased accounts receivable collection efforts.
     Our inventory turns decreased to 4.9 from 5.3 for the three months ended September 30, 2006 as compared to December 31, 2005. The decrease in inventory turns is attributable to increased inventory resulting from both the effects of the Company’s new product launches as well as increased inventory stocking levels due to the Company’s compliance with the European Union’s RoHS Directive.
OTHER LIQUIDITY MEASURES
     Other measures of our liquidity including the following:

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
Working capital (current assets minus current liabilities)	$468,527	$232,286
Current ratio (current assets to current liabilities)	2.0:1	1.5:1
Long-term debt to capital (long-term debt as a percentage of long-term debt plus equity)	—	3.6%

     Current assets as of September 30, 2006 increased by $186,713 from December 31, 2005, principally due to an increase in cash, inventory, and deferred income taxes. Cash increased $140,740 primarily due to positive operating results, as well as the return of the deposit related to the Smart media litigation. Net inventories increased $21,964 primarily due to both the effects of the Company’s new product launches as well as increased inventory stocking levels due to the Company’s compliance with the European Union’s RoHS Directive. Deferred income taxes increased $17,130 due to a reclassification of deferred assets from long-term to short-term based on our forecasts of tax attribute utilization. Current liabilities as of September 30, 2006 decreased $49,528 from December 31, 2005 primarily due to the payoff of our short-term credit facility and current portion of long-term debt partially offset by an increase in deferred revenue.
EXISTING INDEBTEDNESS
     At September 30, 2006 and December 31, 2005, our short-term financing and long-term debt outstanding, excluding current maturities, was as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
Senior Secured Term Loan Facility(a)	$—	$88,889
Senior Secured Revolving Credit Facility(b)	—	10,000
Secured installment loan(c)	—	3,456
Other	—	10

Total debt	—	102,355
Less: current maturities	—	57,901

Long-term debt	$—	$44,454

a.	On September 1, 2006, the Company used $66,666 from existing cash to pay down the remaining balance of outstanding debt associated with the secured term loan facility. The secured term loan facility was then extinguished. All deferred financing fees associated with the term loan, in the amount of $750, have been expensed as a component of other income in the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2006.

b.	On September 1, 2006, the Company amended and restated its existing credit agreement, dated as of December 29, 2004. The Amended Credit Agreement provides the Company with a revolving credit facility in an aggregate principal amount of up to $250,000; including a $25,000 sub-limit available for letters of credit and a $100,000 sub-limit available for borrowings denominated in certain foreign currencies. The Amended Credit Agreement also provides: (a) the Company with the ability to increase the aggregate principal amount of the revolving credit facility by $150,000 to $400,000; (b) that borrowing will accrue interest, at the option of the Company, at the (i) alternative base rate (defined as the greater of the prime rate and the federal funds rate plus 0.5%) or at (ii) adjusted LIBO rate for the interest period in effect for such borrowing plus the applicable margin (the applicable margin , plus .75% to 1%, is based upon our leverage ratio, which is defined as the ratio of our total indebtedness to our consolidated EBITDA for the period of the most recent four fiscal quarters); (c) that the maturity date of the revolving credit facility is September 1, 2011; and (d) that loans made under the revolving credit facility will be used only for general corporate purposes and letters of credit will be issued only to support payment obligations incurred in the ordinary course of business. As of September 30, 2006, the Company has $243,381 available on the revolving credit facility, which reflects letters of credit outstanding as of September 30, 2006 of $6,619.
     Our Amended Credit Agreement is secured on a first priority basis by (i) a pledge of all capital stock or other equity interests of our domestic subsidiaries, and (ii) a pledge of 65% of the capital stock or other equity interests of selected overseas subsidiaries.
     Under our Amended Credit Facility, there are a number of security and financial covenant provisions. Our Amended Credit Agreement contains customary negative covenants and restrictions on our ability to engage in specified activities, including, but not limited to:
- limitations on indebtedness, except, among others, permitted subordinated debt and unsecured debt not to exceed $75,000 at any time, indebtedness to finance capital expenditures not to exceed $35,000 at any time;
- restrictions on liens, mergers and acquisitions, transactions with affiliates and guarantees;

- limitations on investments, except, among others, permitted investments, investments by the company and certain subsidiaries in equity interests in their subsidiaries not to exceed $50,000 at any time, intercompany loans not to exceed $50,000 at any time, and other investments not to exceed $50,000 in the aggregate;
- limitations on sales of securitized assets to securitized vehicles not to exceed $50,000 in any fiscal year;
- limitations on sale and leaseback transactions not to exceed $35,000 at any time; and
- limitations on repurchases of common stock during eight consecutive quarters not to exceed $225,000, including dividends.
     Our Amended Credit Agreement contains customary affirmative covenants that require us to perform certain activities, including, but not limited to:
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
     Under provisions of our Amended Credit Agreement, at our option, we may seek to obtain investment grade ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group, Inc. If these ratings are obtained, all collateral securing the Amended Credit Agreement will be released.
     Our Amended Credit Agreement contains financial covenants that (a) restricts the Leverage Ratio from exceeding a ratio of 2.0 to 1.0., and (b) requires that the Fixed Charge Coverage Ratio not be less than 1.5 to 1.0. We were in compliance with all financial covenants as of September 30, 2006.
c.	On March 31, 2004, we entered into a purchase money secured installment loan with a bank for $13,825. This loan was paid in full in the first quarter of 2006.
CONTRACTUAL CASH OBLIGATIONS
     As of September 30, 2006, there have not been any material changes in Symbol’s contractual obligations as presented in its Annual Report on Form 10-K for the year ended December 31, 2005, except for the payoff of the Company’s credit facility as well as the fees owed to the investment banking firm relating to the Merger with Motorola, which amounts to approximately $14,000 at the effective time of the Merger.
     Currently, our primary source of liquidity is cash flow from operations and the secured credit line. Our primary liquidity requirements continue to be working capital, engineering costs, selling, general and administrative costs and financing and investing activities.
     Our ability to fund planned capital expenditures and other future obligations will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our secured credit line will be adequate to meet our future liquidity needs for the next twelve months.
     The Company may also be required to make future cash outlays in connection with outstanding legal contingencies. These potential cash outlays could be material and might affect liquidity requirements and cause the Company to pursue additional financing. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our secured credit line in an amount sufficient to enable us to fund our other liquidity needs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     See Note 1.
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
     You may also read and copy materials that we have filed with the Commission at the Commission’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the Public Reference Room. In addition, the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at WWW.SEC.GOV.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes regarding Symbol’s market risk position from the information provided under Item 7A of Symbol’s Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information set forth in Note 11 in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is hereby incorporated by reference.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the factor set forth below, all of which could materially affect our business, financial condition or future results.
The Merger with Motorola may create uncertainty for our customers, employees and suppliers and failure to complete the Merger could have a negative impact upon our business.

     On September 18, 2006, the Company entered into a Merger Agreement with Motorola. Completion of this Merger requires certain regulatory approvals. The Merger is currently expected to close in late 2006 or early 2007. Current employees may experience uncertainty about their post-Merger roles with Motorola. This may materially adversely affect the ability of Symbol to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Motorola following the Merger. Accordingly, no assurance can be given that we will be able to attract or retain key employees to the same extent as we have in the past. Further, diversion of attention from ongoing operations on the part of management and employees could adversely affect our customers, suppliers and other parties with whom we have relationships. While the Merger is pending, customers and strategic partners may delay or defer decisions to use Symbol services, which could adversely affect our revenues and earnings, as well as the market price of our common shares. In addition, customers may experience uncertainty about their Symbol services after the closing of the Merger. This may materially adversely affect the ability of Symbol to gain new customers and retain existing customers.
     Alternatively, in the event that the Merger is not completed, there could be a negative impact upon our stock price and operations, including without limitation, the possibility that Symbol may be required to pay to Motorola a termination fee of $110 million plus specified expenses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer Purchases of Common Stock
     The following table contains information with respect to purchases made by or on behalf of Symbol or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act), of our common stock during our third quarter ended September 30, 2006:

		AVERAGE
	TOTAL NUMBER	PRICE
	OF SHARES	PAID
PERIOD	PURCHASED(1)	PER SHARE(2)
July 1 — July 31, 2006	—	$—
August 1— August 31, 2006	7,885	11.97
September 1 — September 30, 2006	50,532	13.28

Total	58,417	$13.11

(1)	The total number of shares purchased represents shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options or vesting of restricted stock.

(2)	Average price paid per share for shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of employee stock options or vesting of restricted stock.
     On August 1, 2006, Symbol announced that the Board of Directors had authorized a share repurchase program. As of today’s date, Symbol has not repurchased any shares of common stock pursuant to that program.
ITEM 6. EXHIBITS
     (a) The following exhibits are included herein:
10.1	Credit Agreement, dated as of December 29, 2004, as amended and restated as of September 1, 2006, among the Company, JPMorgan Chase Bank, N.A. (in its capacity as administrative and collateral agent), J.P. Morgan Europe Limited (as London agent), Bank of America, N.A. (as syndication agent), The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, BNP Paribas and Citibank, N.A. (as co-documentation agents), J.P. Morgan Securities Inc. and Banc of America Securities LLC (as co-lead arrangers and joint bookrunners) and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to Symbol’s Current Report on Form 8-K filed on September 7, 2006)

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of December 29, 2004, as amended and restated as of September 1, 2006, among Symbol Technologies, Inc., the subsidiaries of Symbol Technologies, Inc. party thereto and JPMorgan Chase Bank, N.A., in its capacity as collateral agent thereto (Incorporated by reference to Exhibit 10.2 to Symbol’s Current Report on Form 8-K filed on September 7, 2006)

10.3	Agreement and Plan of Merger, dated as of September 18, 2006, among the Company, Motorola, Inc. and Motorola GTG Subsidiary I Corp. (Incorporated by reference to Exhibit 2.1 to Symbol’s Current Report on Form 8-K filed on September 19, 2006)

10.4	Rights Agreement Amendment, dated as of September 18, 2006, by and between the Company and The Bank of New York, a New York banking corporation (Incorporated by reference to Exhibit 4.1 to Symbol’s Current Report on Form 8-K filed on September 19, 2006)

10.5*	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 30, 2006, by and among Motorola, Inc., Motorola GTG Subsidiary I Corp. and Symbol Technologies, Inc.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMBOL TECHNOLOGIES, INC.
Dated: October 31, 2006	By:	/s/ Salvatore Iannuzzi
Salvatore Iannuzzi
President, Chief Executive Officer and Director (principal executive officer)

Dated: October 31, 2006	By:	/s/ Timothy T. Yates
Timothy T. Yates
Senior Vice President, Chief Financial Officer and Director (principal financial officer)

Dated: October 31, 2006	By:	/s/ James M. Langrock
James M. Langrock
Vice President - Chief Accounting Officer and Corporate Controller (principal accounting officer)